Form 10-Q
period 1996-06-30
UNITED BANCSHARES INC /PA
filed 1996-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                     23-2802415
            ------------                                     ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     714 Market Street, Philadelphia, PA                        19106
     -----------------------------------                        -----
     (Address of principal executive office)                 (Zip Code)

                                 (215) 829-2265
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of July 31, 1996, 802,480 shares were issued and outstanding and 500,000 shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 80,650 shares were outstanding as of July 31, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             United Bancshares, Inc.
                           Consolidated Balance Sheets
                                  (unaudited)

                                                                       June 30,     December 31,
                                                                         1996           1995
                                                                         ----           ----
Assets
Cash and due from banks                                                3,605,581      2,620,372
Interest bearing deposits with banks                                     313,162        305,175
Federal funds sold                                                     6,092,000      7,900,000
                                                                      ----------     ----------
Cash & cash equivalents                                               10,010,743     10,825,547

Investment securities:
     Held-to-maturity, at amortized cost                               9,057,578      8,070,348
     Available-for-sale, at market value                               6,343,769      8,669,695

Loans, net of unearned discount                                       65,042,616     62,172,571
Less: allowance for loan losses                                         (509,943)      (476,132)
                                                                      ----------     ----------
Net loans                                                             64,532,673     61,696,439

Bank premises & equipment, net                                         1,643,880      1,573,759
Accrued interest receivable                                            1,261,907      1,197,423
Deferred branch acquisition cost                                         193,836        233,197
Prepaid expenses and other assets                                        540,267        368,804
                                                                      ----------     ----------
Total Assets                                                          93,584,653     92,635,212
                                                                      ==========     ==========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                 11,807,323      8,568,450
Demand deposits, interest bearing                                     14,158,153     11,911,190
Savings deposits                                                      24,784,307     22,997,104
Time deposits, $100,000 and over                                       8,155,607     13,544,983
Time deposits less than $100,000                                      26,610,092     27,206,277
                                                                      ----------     ----------
                                                                      85,515,482     84,228,004

Long-term debt                                                            89,440        103,962
Accrued interest payable                                                 487,298        489,234
Accrued expenses and other liabilities                                   253,937        344,177
                                                                      ----------     ----------
Total Liabilities                                                     86,346,157     85,165,377

Shareholders' equity:
    Preferred Stock, Series A, non-cumulative, 6%, $.01 par value,           932            932
     500,000 shrs auth.,  93,150 issued & o/s
    Common stock, $.01 par value; 2,000,000 shares authorized;
     802,480 issued and outstanding                                        8,024          8,024
    Additional-paid-in-capital                                        10,210,581     10,210,581
    Accumulated deficit                                               (3,020,306)    (2,786,937)
    Net unrealized losses on AFS securities                              (14,250)        37,236
                                                                      ----------     ----------
Total shareholders' equity                                             7,238,496      7,469,835
                                                                      ----------     ----------
                                                                      93,584,653     92,635,212
                                                                      ==========     ==========

                             United Bancshares, Inc.
                         Consolidated Statements of Operations
                                  (unaudited)


                                                   Quarter ended    Quarter ended    Six months ended    Six months ended
                                                      June 30,        June 30,           June 30,            June 30,
                                                        1996            1995               1996                1995
                                                        ----            ----               ----                ----
Interest Income:
     Interest and fees on loans                     $ 1,365,654      $ 1,179,138        $ 2,720,536        $ 2,545,007
     Interest on investment securities                  201,788          255,908            419,386            492,630
     Interest on Federal Funds sold                      82,382          141,624            143,085            239,914
     Interest on time deposits with other banks           4,777            1,298              9,700              3,898
                                                    -----------      -----------        -----------        -----------
Total interest income                                 1,654,601        1,577,968          3,292,707          3,281,449
                                                    -----------      -----------        -----------        -----------

Interest Expense:
     Interest on time deposits                          406,536          418,708            827,560            865,059
     Interest on demand deposits                         73,775           73,509            144,792            148,406
     Interest on savings deposits                       127,609          128,113            252,147            253,170
     Interest on borrowed funds                           1,274            1,656              2,608              3,389
                                                    -----------      -----------        -----------        -----------
Total interest expense                                  609,194          621,986          1,227,107          1,270,024
                                                    -----------      -----------        -----------        -----------

Net interest income                                   1,045,407          955,982          2,065,600          2,011,425

Provision for loan losses                                22,500           15,000             40,000             53,166
                                                    -----------      -----------        -----------        -----------
Net interest income less provision for
     loan losses                                      1,022,907          940,982          2,025,600          1,958,259

Non-interest income:
    Gain on sale of loans                                     0            1,711                288              1,711
    Customer service fees                               229,048          164,030            409,554            298,392
    (Loss) Gain on sale of investments                        0                0              9,157                  0
    Other income                                         28,188           15,672             43,665             29,305
                                                    -----------      -----------        -----------        -----------
Total non-interest income                               257,236          181,413            462,664            329,408

Non-interest expense
    Salaries, wages, and employee benefits              561,108          575,161          1,129,457          1,105,984
    Occupancy and equipment                             204,575          176,876            404,119            397,276
    Office operations & supplies                        125,813          132,547            238,518            249,456
    Marketing & public relations                         46,593           42,000             62,709             54,663
    Professional services                                48,145           50,293             98,039            117,007
    Data processing                                     242,437          148,152            451,890            295,709
     Other non-interest expense                         171,738          186,251            336,304            400,460
                                                    -----------      -----------        -----------        -----------
Total non-interest expense                            1,400,409        1,311,280          2,721,036          2,620,555

     Net loss                                       ($  120,266)     ($  188,885)       ($  232,773)       ($  332,888)
                                                    ===========      ===========        ===========        ===========

Loss per share                                           ($0.15)          ($0.25)            ($0.29)            ($0.45)
                                                    ===========      ===========        ===========        ===========

Weighted average number of shares                       802,480          742,350            802,480            742,350
                                                    ===========      ===========        ===========        ===========

                             United Bancshares, Inc.
                      Consolidated Statements of Cash Flows


                                                                  Six months ended    Six months ended
                                                                      June 30,            June 30,
                                                                        1996                1995
                                                                        ----                ----
Cash flows from operating activities
Net loss                                                              (232,773)         (332,888)
Adjustments to reconcile net loss to net cash
 used in operating activities:
             Provision for loan losses                                  40,000            53,166
             Gain on sale of loans                                        (289)              --
             Depreciation and amortization                             127,878           237,490
             Realized investment securities gains                       (9,157)              --
             (Decrease) increase in accrued interest
               receivable and other assets                            (235,947)          190,000
             (Decrease) in accrued interest payable
               and other liabilities                                   (92,176)         (303,857)
                                                                    ----------         ---------
Net cash used in operating activities                                 (403,060)         (156,089)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                          (3,503,840)              --
Purchase of investments-Held-to-Maturity                            (6,095,331)              --
Proceeds from maturity & principal reductions of
 investments-Available-for-Sale                                      1,198,132           205,303
Proceeds from maturity & principal reductions of
 investments-Held-to-Maturity                                        5,107,749           178,906
Proceeds from sale of investment securities-Available-for-Sale       4,562,444               --
Net increase in loans                                               (2,875,945)         (713,481)
Residential mortgage loans sold to other institutions                    --           10,417,481
Purchase of premises and equipment                                    (131,425)         (114,943)
                                                                    ----------         ---------
Net cash provided by investing activities                           (1,738,216)        9,973,266

Cash flows from financing activities
Net increase (decrease) in deposits                                  1,287,478        (7,552,000)
Repayments on long term debt                                           (14,522)          (14,000)
Net proceeds from issuance of common stock                              53,516              --
                                                                    ----------         ---------
Net cash used in financing activities                                1,326,472        (7,566,000)

(Decrease) increase in cash and cash equivalents                      (814,804)        2,251,177

Cash and cash equivalents at beginning of period                    10,825,547         7,452,027

Cash and cash equivalents at end of period                          10,010,743         9,703,204
                                                                    ==========         =========

Supplemental disclosures of cash flow information

Cash paid during the period for interest                             1,232,317         1,284,000
Write-down of cumulative effect of change in method
 of accounting for investment securities                                  --            (403,707)
                                                                    ==========         =========

                          Notes to Financial Statements

                                  June 30, 1996

Note 1--Regulatory Matters

     In May 1995, as a result of a regulatory examination completed in February 1995, the Bank entered into a Memorandum of Understanding with the Federal Reserve Bank of Philadelphia with regard to, among other things, achievement of agreed upon capital levels, implementation of a viable earnings plan and addressing interest rate sensitivity risks. Effective July 26, 1996, the Memorandum of Understanding was terminated as a result of the Bank's full compliance with its terms as indicated in an examination completed as of March 31, 1996 and noted improvements in the Bank's policies and procedures, internal controls and capital position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Selected Financial Data
The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)

                                           Quarter ended       Quarter ended
                                           June 30, 1996       June 30, 1995
                                           -------------       -------------

Net interest income                          $1,045                $  956
Provision for loan losses                        23                   (25)
Noninterest income                              205                   181
Noninterest expense                           1,400                 1,311
Net income (loss)                            $ (120)               $ (189)

Loss per share                               $(0.15)               $(0.25)

Balance sheet totals:                     June 30, 1996       December 31,1995
                                          -------------       ----------------
Total assets                                 $93,585               $92,635
Loans, net                                    $64,533               $61,696
Investment securities                        $15,401               $16,739
Deposits                                     $85,755               $84,228
Shareholders' equity                         $ 7,238               $ 7,470

Ratios
Return on assets                               (.52)%                (.87)%
Return on equity                              (6.48)%              (11.83)%


Financial Condition

Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $1.8 million or 2.2% during the quarter ending June 30, 1996. Average funding sources increased approximately $1.6 million or 2.1% for the same quarter in 1995.

Sources and Uses of Funds Trends

                                 June 30, 1996                             March 31, 1996
                                 -------------                             --------------
                                   Average    Increase (Decrease)              Average
                                   Balance        Amount            %          Balance
                                   -------        ------           ---         -------
Funding uses:
   Loans                           $64,867       $   639            .99%       $64,228
   Investment securities
      Held-to-maturity               7,858         1,077          15.88%         6,781
      Available-for-sale             6,768          (938)        (12.17%)        7,706
   Federal funds sold                5,974         1,066          21.73%         4,908
                                   -------       -------                       -------
         Total  uses               $85,467       $ 1,844                       $83,623
                                   =======       =======                       =======

Funding sources:
   Demand deposits
     Noninterest-bearing           $10,841       $ 1,558          16.78%       $ 9,283
     Interest-bearing               12,176           (37)          (.30%)       12,213
   Savings deposits                 20,190           832           4.30%        19,358
   Time deposits                    34,767          (727)         (2.05%)       35,493
   Other borrowed funds                 94            (7)         (6.91%)          101
                                   -------       -------                       -------
          Total sources            $78,068       $ 1,619                       $76,449
                                   =======       =======                       =======

Loans

     Average loans increased by approximately $639 million or .99% during the quarter ended June 30,1996. The increase in loans during this period was primarily due the origination of more than $1.1 million in commercial loans during the quarter. Residential mortgage loans have declined approximately $300 thousand to paydowns and refinancings in excess of originations.

Investment Securities and other short-term investments

     Investment securities, increased on average by .96% or $140 thousand during the quarter ended June 30, 1996. Maturing securities were rolled into callable agency securities to generate additional yield on the portfolio.

Deposits

     Non-interest bearing demand deposits increased on average by approximately $1.6 million or 16.78% during the quarter ended June 30, 1996. The increase was primarily due to increased balances in two new demand deposit product offerings which began in 1995--the "free" checking and "entrepreneurial-25" checking. In addition, stricter enforcement of compensating balance arrangements with commercial loan borrowers has resulted in additional demand deposits.

     In line with the Bank's deposit mix strategy, there was decline in certificates of deposit while other core deposits increased. In general, to better control its cost of funds and maximize its net interest margin, the Bank seeks to replace higher cost certificates with other lower cost core deposit products.

Loans

     The following table shows the composition of the Bank's loan portfolio by type loan.

(Thousands of Dollars)
                                           June 30,    December 31,
                                             1996         1995
                                             ----         ----
Commercial and industrial                 $ 10,048       $ 8,021
Commercial real estate                         611           627
Consumer loans                              18,541        16,254
Residential mortgages                       35,842        37,271
                                           -------       -------
            Total Loans                    $65,042       $62,173
                                           =======       =======


     Residential mortgage loans at June 30, 1996 comprise the greatest percentage of total loans representing approximately 55.11% of total loans However, these loans continue to decline as a result of payoffs/paydowns and are being replaced with commercial loans (primarily SBA guaranteed) and consumer loans (primarily student loans).

Non-performing and Non-accrual Loans

     The Bank generally determines a loan to be "non-performing" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "non-performing" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "non-performing" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 1996, non-accrual loans were $765 thousand. Approximately $347 thousand of the total non-accrual loans were residential mortgages while the remainder consisted primarily of loans with SBA guarantees.

Commitments and Lines of Credit

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in extending loans, and are subject to the Bank's normal credit policies. Collateral may be obtained based on management's assessment of the customer. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of those instruments.

     The Bank's financial instrument commitments at June 30, 1996 are summarized below:

Commitments to extend credit                     $5,223,000
Outstanding letter of credit                     $  125,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Liquidity and Interest Rate Sensitivity Management

     The primary functions of asset/liability management are to assure adequate liquidity and maintain appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rate.

     The Bank's principal source of asset liquidity included marketable securities consisting principally of U.S. Government and agency issues held in its "available for sale" investment category and mortgage-backed securities with monthly repayments of principal and interest. Securities held in the "available for sale" investment category totaled approximately $6.3 million Other types of assets such as federal funds sold paydowns on mortgage-backed securities and residential mortgage loans, as well as maturing loans, are sources of liquidity. Approximately $1.2 million of the loan portfolio is scheduled to mature within one year.

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance sheet activities.

     The Bank's overall liquidity has been enhanced by the significant level of core deposits. Core deposits represented approximately $77 million or 90% of total deposits at June 30, 1996. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 1996:

                                                     (Thousands of dollars)

3 months or less                                              $5,598
Over 3 through 12 months                                       2,047
Over 1 through five years                                        408
Over five years                                                  103
                                                              ------
     Total                                                    $8,156
                                                              ======


     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.

     The following table sets forth the maturity distribution of the Bank's interest earning assets and interest bearing liabilities at June 30, 1996, the Bank's interest rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At June 30, 1996, an asset sensitive position of +.88% is maintained on a cumulative basis through 1 year. This is a relatively balanced position. Generally, because of the Bank's balanced gap position in shorter time frames, the Bank can anticipate that increases or decreases in market rates will not have a significant impact on net interest income. During 1995, the Bank re-evaluated its deposit base to better identify core deposits based on historical data. For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been pushed out to longer repricing intervals versus immediate repricing time frames making the analysis more reflective of the Bank's historical experience.

Interest Sensitivity Analysis

                                                     Interest Rate Sensitivity Gaps
                                                          As of June 30, 1996

                                       0 to 3       >3 to 6       >6 to 12       >1 to 5      > then 5
(Thousands of dollars)                 months        months        months         years         years       Cumulative
- ----------------------                 ------        ------        ------         -----         -----       ----------
Interest-sensitive assets
Time deposits                           --             141            172           --            --            313
Investment securities:
   Held-to-maturity                    1,974           500          2,600          3,983          --          9,057
   Available-for-sale                  5,000                                         950           483        5,950
Mutual funds                              78                                                                     78
Federal funds sold                     6,092                                                                  6,092
Fixed rate loans                         177           122            246          2,418        34,047       37,010
Floating rate loans                   21,984                        5,152            132                     27,268
                                      ------       -------        -------        -------        ------       ------
 Total interest-sensitive assets      35,305           763          8,170          7,483        34,047       85,768
                                      ------       -------        -------        -------        ------       ------
Cumulative totals                     34,305        36,068         44,238         51,721        85,768
                                      ------       -------        -------        -------        ------

Interest-sensitive liabilities
Interest checking accounts               152           457          1,888          3,593                      6,090
Money market accounts                    306           919          3,800          7,232                     12,257
Savings accounts                         515         1,545          6,384         12,151                     20,595
Certificates less than $100,000        8,161         5,945          5,768          6,736                     26,610
Certificates more than $100,000        5,598           706          1,341            408           103        8,156
Other borrowings                                                                      89                         89
                                      ------       -------        -------        -------        ------       ------
   Total interest-sensitive
     liabilities                      14,733         9,572         19,181         30,120           103       73,708
                                      ------       -------        -------        -------        ------       ------

Cumulative totals                     14,733        23,304         43,485         73,605        73,708
                                      ======       =======        =======        =======        ======

Interest sensitivity gap              20,572        (8,809)       (11,011)       (22,637)       33,944
                                      ======       =======        =======        =======        ======
Cumulative gap                        20,572        11,764            753        (21,844)       12,060
                                      ======       =======        =======        =======        ======
Cumulative  gap/total
  earning assets                       23.99%        13.72%           .88%       (25.52%)        14.06%
                                      ======       =======        =======        =======        ======

Interest sensitive assets to                                                                                      .
 interest sensitive liabilities         2.40           .08            .43            .25           .00
                                      ======       =======        =======        =======        ======

Capital Resources

     The Bank maintains an adequate capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business. The Federal Reserve Board's standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk adjusted basis, certain off-balance sheet activities such as loan commitments.

     The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital. The FRB requires "de novo" banks to maintain a primary capital ratio of 9%. As of March 23, 1995, the Bank's third year anniversary, the Bank was no longer considered "de novo" by the FRB for purposes of capital requirements. Therefore, the Bank must meet only the normal minimum ratios outlined above.

     As indicated in the table below, the Bank's risk based capital ratios are well above the minimum requirements Although the Tier 1 Risk-based Capital ratio has slightly declined, it remains above the 4.0% minimum regulatory guideline. The decline in this ratio is primarily attributable to growth in average assets and an increase in the accumulated deficit as a result of losses the Bank incurred during the quarter ended June 30, 1996. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale to the public as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. As of June 30, 1996, the Company had raised approximately $53 thousand in additional capital through the exercise of warrants and the purchase of additional common stock. The Company and the Bank do not anticipate paying dividends in the near future.

                                        June 30, 1996       December 31, 1995
                                        -------------       -----------------
Tier 1 Capital                              $6,796                $6,991
Tier 2 Capital                                 510                   476
                                            ------                ------
    Total Qualifying Capital                $7,306                $7,467
                                            ======                ======

Risk Adjusted Total Assets (including
  off-balance sheet exposures)             $51,544               $51,560
Tier 1 Risk-Based Capital Ratio             13.24%                13.56%
Tier 2 Risk-Based Capital Ratio             14.23%                14.48%
Leverage Ratio                               7.47%                 8.62%



Results of Operations

Summary

     The Bank had a net loss of approximately $120 thousand for the quarter ended June 30, 1996 compared with a loss of approximately $189 thousand for the same quarter in 1996. The decline in the loss is primarily attributable to an increased level net interest income--from $941 thousand for the quarter ended June 30, 1995 to $1.045 for the same quarter in 1996 as result of increased earning assets and a higher level of noninterest bearing accounts. In addition, there was an increased level of noninterest income--from $181 thousand in 1995 to $257 thousand in 1996. Customer service fees accounted for most of the increase as the number of transactional accounts increased significantly during 1996 as a result of new checking account products and compensating balance requirements. On a per common share basis, there was a decline in the loss from ($.25) at June 30, 1995 to ($.15) at June 30,1996.

Net Interest Income

     Net interest income is an effective measure of how well management has balanced the Bank's interest rate sensitive assets and liabilities. Net interest income, the difference between (a) interest and fees on interest earning assets and interest paid on interest-bearing liabilities, is a significant component of the Bank's earnings. Changes in net interest income result primarily from increases or decreases in the average balances of interest earning assets, the availability of particular sources of funds and changes in prevailing interest rates.

     Net interest income was $1.045 million for the quarter ending June 30, 1996 compared to $955 thousand for the same quarter in 1996. The primary determinants of the increase was the increase in average earning assets from $86.4 million for the quarter ended June 30, 1995 to $90.9 million for the quarter ended June 30, 1996. The increase was primarily in new loan originations funded by noninterest bearing demand deposit accounts which resulted in higher net interest margin spreads. The net interest margin was 4.74% at June 30, 1995 compared to 4.84% at June 30, 1996.

Provision for Loan Losses

     The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents funds which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio.

     The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio, both generally and with respect to specific loans and the state of the economy. It is the Bank's practice to maintain an allowance based on the classification of its portfolio which equals at a minimum the sum of the following: 100% of all loans classified as "loss"; 50% of all loans classified as "doubtful", 20% of all loans classified as "substandard"; and 10% of all loans classified as "watch".

     The allowance as a percentage of total loans was .78% at June 30, 1996, which is consistent with December 1995, but below the 1.08% level as of June 30, 1995. The reduction in the allowance is due to charge-offs and a change in the mix of the Bank's loan portfolio toward an increasing percentage of residential mortgage loans, Small Business Administration (SBA) guaranteed loans and guaranteed student loans for which the exposure is minimized due to collateral or other related guarantee features Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance is adequate in light of all known relevant factors. There was a net provision of $22,500 made to the allowance for loan losses during the quarter ended June 30, 1996 compared to $15,000 for the same quarter in 1995. The net charge-offs during the quarter ended June 30, 1996 were approximately $13 thousand.


Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit related noninterest income increased from .76% of average total assets to 1% from the quarter ended June 30, 1995 to the quarter ended June 30, 1996. The increase is primarily attributable to an increase in transactional deposit accounts as a result of new successful product offerings--"free" checking" and "entrepreneurial-25" checking as well as enforcement of compensating balance arrangements.

Noninterest expense

     Salaries and benefits represented 40% and 44% of the total noninterest expense for the quarters ended June 30, 1996 and 1995, respectively. The level of salary and benefits decreased as a result of attrition and streamlining of staffing levels.

     Data processing expenses represented 17.3% and 11.3% of the total noninterest expense for the quarters ended June 30, 1996 and 1995, respectively. In general, data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. The increase for the quarter ended June 30, 1996 compared to the same quarter in 1995 is primarily attributable to an increased level of student loans for which the Bank pays an outside vendor to process. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and installment loan portfolios.

     Occupancy and equipment expense increased approximately $28,000 from the quarter ended June 30, 1995 compared to the quarter ended June 30, 1996. This increase is primarily attributed to annual escalations in lease payments and new maintenance contract entered into to service the Bank's growing ATM network.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC). As such, the Bank pays an annual assessment rate based on its risk classification which is determined by the Bank's capital adequacy. At December 31, 1995, the Bank's risk classification was "well capitalized" which resulted in the lowest assessment available. There are two funds under FDIC administration--the Bank Insurance

Fund (BIF) which covers the deposits of commercial banks and the Savings Association Insurance Fund (SAIF) which covers deposits of savings and loan institutions. Because the Bank acquired deposits of failed savings and loan institutions from the RTC which, in aggregate, exceeded the level of deposits remaining at December 31, 1995 and 1994, all of its deposits are deemed insurable under SAIF. Until June 1995, the rates for BIF and SAIF funds were the same. In June 1995, BIF was considered re-capitalized and, as a result, all institutions insured under this fund experienced significant reductions in their assessment rates. Because the Bank's deposits are insured under SAIF, which is not expected to be re-capitalized until the Year 2000, the Bank continues to pay an assessment of 23 basis points versus 3 basis points which it would pay under the current BIF assessment for well capitalized institutions. The current SAIF assessment rate resulted in a charge to earnings during the quarter ended June 30, 1996 of approximately $50,000. A similar assessment under BIF would have been under $10,000. The Bank is in the process of appealing the classification of its deposits under SAIF, as at the time of acquisition of branches from the RTC, it had over $30 million in deposits accumulated and insurable under BIF. Further, since its acquisition of deposits from the RTC, a significant amount of these deposits have run-off.

All other expenses are reflective of the general cost to do business in the current regulatory environment and maintenance of adequate insurance coverage.

Significant Financial Ratios

                             Quarter ended             Quarter ended
                             June 30, 1996             June 30, 1995
                             -------------             -------------
Return on Equity               (6.48%)                   (9.48%)
Return on Assets                (.52%)                    (.73%)

     Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on equity and the return on assets. The Bank's return on equity increased from (9.48%) to (6.48%) for the quarters ended June 30, 1995 and 1996, respectively. In addition, the Bank's return on assets increased from (.73%) to (.52%) for the quarters ended June 30, 1995 and 1996, respectively.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Litigation is pending against the Federal Deposit Insurance Corporation, successor in interest to the Resolution Trust Corporation ("RTC"), initiated by the Bank, for breach of contract. United Bank of Philadelphia (Plaintiff) and the Resolution Trust Corporation (Defendant) are the sole parties to the suit filed on March 31, 1995 in the Federal District Court for the Eastern District of Pennsylvania. The Plaintiff alleges that a contract entered into with the Defendant requires that the Defendant pay the Plaintiff accrued interest on a designated loan portfolio from the date 45 days after the resolution of the former Ukrainian Federal Savings and Loan Association, a branch of which was purchased by the Plaintiff on June 21, 1994, through December 21, 1994. Defendant argues that the interest due pursuant to the contract should be reduced by the fed funds rate applicable to that time period.

     The case was heard by the Federal District Court for the Eastern District of Pennsylvania in April, 1996. The case resulted in a hung jury. As a result, no verdict was rendered. The Bank and the RTC have agreed to settle the case upon a payment by the RTC's successor in interest, the Federal Deposit Insurance Corporation to the Bank of $90 thousand. The terms of a formal settlement agreement have not been fully negotiated. Upon final negotiation and execution of a definitive settlement agreement, the Bank intends to withdraw its case.

Item 2. Working Capital Restrictions on Payment of Dividends.

     The holders of the Common Stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefor under the laws of the Commonwealth of Pennsylvania. Under the Pennsylvania Banking Code of 1965, funds available for cash dividend payments by a bank are restricted to accumulated net earnings and if the surplus of a Bank is less than the amount of its capital the Registrant shall, until surplus is equal to such amount, transfer to surplus an amount which is at least 10% of the net earnings of the Registrant for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the bank without prior approval of the Secretary of Banking of the Commonwealth of Pennsylvania.

     Under the Federal Reserve Act, if a bank has sustained losses up to or exceeding its undivided profits, no dividend shall be paid, and no dividends can ever be paid in an amount greater than such bank's net profits less losses and bad debts. Cash dividends must be approved by the Federal Reserve Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of the Registrant's net profits for that year plus its retained net profits from the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. Under the Federal Reserve Act, the Board has the power to prohibit the payment of cash dividends by a bank if it determines that such a payment would be an unsafe or unsound banking practice.

     The Federal Deposit Insurance act generally prohibits all payments of dividends a bank which is in default of any assessment to the Federal Deposit Insurance Corporation.

Item 3.  Defaults Upon Senior Securities.

     (a) There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any material default with respect to any indebtedness of the Registrant exceeding five percent of the total assets of the Registrant.

     (b) There have been no material arrearage or delinquencies as discussed in
Item 3(b). Registrant has declared and issued a Series A Preferred Stock, no obligations pursuant to those securities have become due.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following information was also reported in Registrants March 30, 1996, Form 10-Q filed with the Commission on May 29, 1996. No other matters were submitted to a vote of security holders.

     (a) An annual meeting of the security holders of the Registrant was held on May 10, 1996.

     (b) Proxies for the annual meeting of the Registrant held on May 10, 1996, (the "Annual Meeting") were solicited by proxy statement filed with the Commission on April 4, 1996.

     (c) The following were matters were voted upon at the Annual meeting:

                            1. ELECTION OF DIRECTORS

     The following individuals were elected as directors of the Registrant to serve for a term of 4 years and until their successors are duly elected and qualified.

                               L. Armstead Edwards
                                Ernest L. Wright
                              Marionette Y. Frazier

     An affirmative vote of approximately 411,000 shares representing 98% of the votes cast and 51% of the shares entitled to vote were cast in favor of the election of these Board members.

                            2. INDEPENDENT ACCOUNTANT

     The matter of the ratification of independent accountants was submitted to the shareholders at the Annual Meeting. The Board of Directors selected Ernst & Young, LLP as independent accountants to audit and certify financial statements of the Bank and the

Registrant for the year ending December 31, 1995 and to provide certain accounting services to the Bank during the 1996 fiscal year. Ernst & Young, LLP has served in this capacity since the Bank's inception. In connection with the audit function, Ernst & Young, LLP also reviewed the Registrant's annual report to shareholders and filings with the Securities and Exchange Commission and Federal Reserve Board. Neither Ernst & Young, LLP nor any of its partners has any direct or material indirect financial interest in the Bank.

     An affirmative vote of approximately 412,000 shares, representing 98% of the votes cast at the Annual Meeting and 51% of the shares entitled to vote at the Annual Meeting were cast in favor of the proposal to ratify the appointment of Ernst & Young, LLP as Registrant's Independent accountants for the 1995 year.

Item 5.  Other Information.

Bancshares Limited offering of Common Stock and Warrants

     Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants were sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), will be issued at $12.00 per unit. The warrant exercise price will be $8.00 per share for the 1996 Warrant (exercisable March 23, 1996 to March 30, 1996), $9.00 per share for the 1997 Warrant (exercisable March 23, 1997 to March 30, 1997), and $10.00 per share for the 1988 Warrant (exercisable March 23, 1998 to March 30, 1998). The exercise price of the warrants may be adjusted to avoid dilution of warrant holders. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on September 30, 1995.

     A copy of the Offering Memorandum was filed with the Registrant's periodic report on Form 10-Q for the period ending June 30, 1995 and is incorporated by reference.

     Pursuant to the exercise of the 1996 warrants, the Registrant has received offers to purchase an additional 6,690 shares of its common stock at $8.00 per share. These shares were sold pursuant to an exemption from registration contained in section 4(2) of the Act. No underwriters were used and no commissions were paid as a result of this warrant exercise.

Establishment of Branch Location of the Bank

     On July 22, 1996, the Bank established a new branch location at 3750 Lancaster Avenue, Philadelphia, Pennsylvania. The location comprised of approximately 3000 square feet including a lobby and teller area, customer service center and branch staff offices. The location was established pursuant to applications submitted to the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The facility is leased by the Bank at a monthly rental of $1,891.50, pursuant to the terms of a lease assumed from Midlantic Bank, N.A., the prior occupant of the facility. A definitive lease for the facility has not yet been negotiated.

Item 6. Exhibits and Reports on Form 8-K.

(a) A list of the exhibits submitted with this Form 10-Q on Form SE are as follows:

     Copy of the Registrant's Call Report for the Period ending June 30, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED BANCSHARES, INC.




Date August 13, 1996                       /s/ Emma C. Chappell
                                           --------------------
                                           Emma C. Chappell
                                           Chairman, President & CEO