Form 10-Q
period 1996-09-30
UNITED BANCSHARES INC /PA
filed 1996-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

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

                                 (215) 829-2265
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of October 31, 1996, 809,422 shares were issued and outstanding and 500,000 shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 80,650 shares were outstanding as of October 31, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

              United Bancshares, Inc. Consolidated Balance Sheets
                                  (unaudited)

                                                                             September 30,        December 31,
                                                                                 1996                 1995
                                                                                 ----                 ----
Assets
Cash and due from banks                                                         4,523,721             2,620,372
Interest bearing deposits with banks                                              316,502               305,175
Federal funds sold                                                              2,460,000             7,900,000
                                                                               ----------            ----------
Cash  & cash equivalents                                                        7,300,223            10,825,547

Investment securities:
     Held-to-maturity, at amortized cost                                        9,054,656             8,070,348
     Available-for-sale, at market value                                        5,749,341             8,669,695

Loans, net of unearned discount                                                66,899,485            62,172,571
Less: allowance for loan losses                                                  (509,736)             (476,132)
                                                                               ----------            ----------
Net loans                                                                      66,389,749            61,696,439

Bank premises & equipment, net                                                  1,595,747             1,573,759
Accrued interest receivable                                                     1,414,850             1,197,423
Deferred branch acquisition cost                                                  174,156               233,197
Prepaid expenses and other assets                                                 721,735               368,804
                                                                               ----------            ----------
Total Assets                                                                   92,400,457            92,635,212
                                                                               ==========            ==========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                          12,414,946             8,568,450
Demand deposits, interest bearing                                              13,602,861            11,911,190
Savings deposits                                                               23,838,869            22,997,104
Time deposits, $100,000 and over                                                8,589,307            13,544,983
Time deposits less than $100,000                                               25,225,378            27,206,277
                                                                               ----------            ----------
                                                                               83,671,361            84,228,004

Long-term debt                                                                     82,047               103,962
Accrued interest payable                                                          467,976               489,234
Accrued expenses and other liabilities                                          1,358,853               344,177
                                                                               ----------            ----------
Total Liabilities                                                              85,580,237            85,165,377

Shareholders' equity:
    Preferred Stock, Series A, non-cumulative, 6%, $.01 par value,                    932                   932
    500,000 shrs authorized.,  93,150 issued & outstanding
     Common stock, $.01 par value; 2,000,000 shares authorized;
     809,422 and 802,480 issued and outstanding, respectively                       8,094                 8,024
     Additional-paid-in-capital                                                10,335,770            10,210,581
     Accumulated deficit                                                       (3,511,921)           (2,786,937)
     Net unrealized losses on available-for-sale securities                       (12,655)               37,236
                                                                               ----------            ----------
Total shareholders' equity                                                      6,820,220             7,469,835
                                                                               ----------            ----------
                                                                               92,400,457            92,635,212
                                                                               ==========            ==========

          United Bancshares, Inc. Consolidated Statements of Operations
                                  (unaudited)

                                                    Quarter ended        Quarter ended      Nine months ended      Nine months ended
                                                    September 30,        September 30,        September 30,          September 30,
                                                         1996                1995                1996                    1995
                                                         ----                ----                ----                    ----
Interest Income:
     Interest and fees on loans                       $1,398,652          $1,261,505           $4,119,188            $3,806,512
     Interest on investment securities                   332,502             250,066              751,888               742,696
     Interest on Federal Funds sold                       56,506             101,164              199,591               341,078
     Interest on time deposits with other banks            5,606               3,541               15,306                 7,439
                                                      ----------          ----------           ----------            ----------
Total interest income                                  1,793,266           1,616,276            5,085,973             4,897,725
                                                      ----------          ----------           ----------            ----------

Interest Expense:
     Interest on time deposits                           406,587             425,322            1,234,147             1,290,381
     Interest on demand deposits                          76,297              75,701              221,089               224,107
     Interest on savings deposits                        128,631             132,215              380,778               385,385
     Interest on borrowed funds                           74,913               1,532               77,521                 4,921
                                                      ----------          ----------           ----------            ----------
Total interest expense                                   686,428             634,770            1,913,535             1,904,794
                                                      ----------          ----------           ----------            ----------

Net interest income                                    1,106,838             981,506            3,172,438             2,992,931

Provision for loan losses                                 22,500              10,000               62,500                63,166
                                                      ----------          ----------           ----------            ----------
Net interest income less provision for
     loan losses                                       1,084,338             971,506            3,109,938            2,929,765

Noninterest income:
    Gain on sale of loans                                  7,852               1,799                8,140                3,510
    Customer service fees                                242,270             175,550              651,824              473,942
    (Loss) Gain on sale of investments                         0                   0                9,157                    0
    Other income                                          69,884              15,964              113,549               45,269
                                                      ----------          ----------           ----------           ----------
Total noninterest income                                 320,006             193,313              782,670              522,721

Non-interest expense
    Salaries, wages, and employee benefits               560,818             600,290            1,690,275            1,706,274
    Occupancy and equipment                              229,549             212,409              633,668              609,685
    Office operations & supplies                         133,374             131,369              371,892              380,825
    Marketing & public relations                          38,235              14,986              100,944               69,649
    Professional services                                 53,523              58,604              151,562              175,611
    Data processing                                      247,378             167,389              699,268              463,098
    Other noninterest expense                            633,082             181,246              969,387              581,706
                                                      ----------          ----------           ----------           ----------
Total non-interest expense                             1,895,959           1,366,293            4,616,996            3,986,848

     Net loss                                          ($491,615)          ($201,474)           ($724,388)           ($534,362)
                                                      ==========          ==========           ==========           ==========
Loss per share                                            ($0.61)             ($0.27)              ($0.89)              ($0.71)
                                                      ==========          ==========           ==========           ==========

Weighted average number of shares                        809,422             756,605              809,422              756,605
                                                      ==========          ==========           ==========           ==========

                United Bancshares, Inc. Statements of Cash Flows


                                                                 Nine months ended    Nine months ended
                                                                   September 30,         September 30,
                                                                        1996                 1995
                                                                        ----                 ----
Cash flows from operating activities
Net loss                                                              (724,984)            (535,361)
Adjustments to reconcile net loss to net cash
 used in operating activities:
             Provision for loan losses                                  62,500               63,166
             Gain on sale of loans                                      (8,140)                 --
             Depreciation and amortization                             349,836              356,351
             Realized investment securities gains                       (9,157)                 --
             Increase in accrued interest
               receivable and other assets                            (570,358)             (13,000)
             Increase (decrease) in accrued interest payable
               and other liabilities                                   993,418             (147,000)
                                                                    ----------            ---------
Net cash used in operating activities                                   93,115             (275,844)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                          (3,504,882)                 --
Purchase of investments-Held-to-Maturity                            (6,095,331)                 --
Proceeds from maturity & principal reductions of
 investments-Available-for-Sale                                      1,782,588            1,625,186
Proceeds from maturity & principal reductions of
 investments-Held-to-Maturity                                        5,112,809              273,172
Proceeds from sale of investment securities-Available-for-Sale       4,562,444                  --
Net increase in loans                                               (4,747,670)          (5,917,647)
Residential mortgage loans sold to other institutions                    --              10,417,481
Purchase of premises and equipment                                    (275,099)            (157,335)
                                                                    ----------            ---------
Net cash provided by investing activities                           (3,165,141)           6,240,857

Cash flows from financing activities
Net (decrease) in deposits                                            (556,643)          (9,432,000)
Repayments on long term debt                                           (21,915)             (20,839)
Net proceeds from issuance of common stock                             125,260              171,111
                                                                    ----------            ---------
Net cash used in financing activities                                 (453,298)          (9,281,728)

Decrease in cash and cash equivalents                               (3,525,324)          (3,316,715)

Cash and cash equivalents at beginning of period                    10,010,743           15,300,000

Cash and cash equivalents at end of period                           6,485,419           11,983,285
                                                                    ==========           ==========

Supplemental disclosures of cash flow information

Cash paid during the period for interest                             1,938,666            1,915,840
Write-down of cumulative effect of change in method
 of accounting for investment securities                                  --               (446,452)
                                                                    ==========            =========

                         Notes to Financial Statements

                               September 30, 1996

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

Selected Financial Data
The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)

                                       Quarter ended          Quarter ended
                                     September 30, 1996     September 30, 1995
                                     ------------------     ------------------

Net interest income                          $1,107                 $982
Provision for loan losses                        23                   10
Noninterest income                              320                  194
Noninterest expense                           1,895                1,367
Net income (loss)                             $(492)               $(201)

Loss per share                               $(0.61)              $(0.27)


Balance sheet totals:                  September 30, 1996    December 31,1995
                                       ------------------    ----------------
Total assets                                 $92,400              $92,635
Loans, net                                   $66,390              $61,696
Investment securities                        $14,804              $16,739
Deposits                                     $83,671              $84,228
Shareholders' equity                         $ 6,820              $ 7,470

Ratios
Return on assets                             (1.98)%              (.87)%
Return on equity                             (29.9)%             (11.83)%

Financial Condition

Sources and Uses of Funds
  The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $6.9 million or 7.4% during the quarter ending September 30, 1996. Average funding sources increased approximately $7.5 million or 8.7% for the same quarter in 1996.

Sources and Uses of Funds Trends


                               September 30, 1996                                            June 30, 1996
                                    Average        Increase (Decrease)                          Average
                                    Balance            Amount                  %                Balance
                                    -------            ------                ---                -------

Funding uses:
     Loans                           $66,755          $  1,889               2.91%              $64,867
     Investment securities
        Held-to-maturity               9,053             1,195              15.21%                7,858
        Available-for-sale            12,662             5,893              87.07%                6,768
     Federal funds sold                3,869            (2,105)            (35.23%)               5,974
                                     -------          --------                                  -------
         Total uses                  $92,339          $  6,872                                  $85,467
                                     =======          ========                                  =======

Funding sources:
     Demand deposits
                                     $11,902          $   1,061               9.79%             $10,841
Noninterest-bearing
          Interest-bearing            12,034              (142)              (1.17%)             12,176
     Savings deposits                 20,144               (46)               (.23%)             20,190
     Time deposits                    34,497              (270)               (.78%)             34,767
     Other borrowed funds              6,964             6,870            7,282.69%                  94
                                     -------          --------            ---------             -------
          Total sources              $85,541          $  7,473                                  $78,068
                                     =======          ========                                  =======


Loans

Average loans increased by approximately $1.9 million or 2.91% during the quarter ended September 30, 1996. The increase in loans during this period was primarily due the origination of more than $1.1 million in student loans and approximately $500 thousand in consumer loans during the quarter. Commercial and residential mortgage loans remained relatively stable during the quarter.

Investment Securities and other short-term investments

Investment securities, increased on average by 48.5% or $7.1 million during the quarter ended September 30, 1996. The increase was primarily related to a $10 million reverse repurchase agreement the Bank entered into in July 1996 for which the underlying collateral was a U.S. Treasury Note. This transaction matured in September 1996.

Deposits

Non-interest bearing demand deposits increased on average by approximately $1.1 million or 9.79% during the quarter ended September 30, 1996. The increase was primarily due to continued marketing of two new demand deposit product offerings which began in 1995--the "free" checking and "entrepreneurial-25" checking. In addition, the Bank has strict enforcement of compensating balance arrangements with commercial loan borrowers which has resulted in additional demand deposits.

In line with the Bank's deposit mix strategy, there was decline in certificates of deposit. In general, to better control its cost of funds and maximize its net interest margin, the Bank seeks to replace higher cost certificates with other lower cost core deposit products.

Loans

The following table shows the composition of the Bank's loan portfolio by type loan.

(Thousands of Dollars)
                                          September       December
                                           30, 1996       31, 1995
                                           --------       --------

Commercial and industrial                 $ 10,085        $ 8,021
Commercial real estate                         606            627
Consumer loans                              20,201         16,254
Residential mortgages                       36,008         37,271
                                           -------        -------
            Total Loans                    $66,900        $62,173
                                           =======        =======


Although declining, residential mortgage loans at September 30, 1996 continue to comprise the greatest percentage of total loans representing approximately 53.8% of total loans compared to 60% at December 31, 1995. Residential mortgage loans continue to decline as a result of payoffs/paydowns and are being replaced with commercial loans (primarily SBA guaranteed) and consumer loans (primarily student loans).

Non-performing  and Non-accrual Loans

The Bank generally determines a loan to be "non-performing" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "non-performing" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "non-performing" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 1996, non-accrual loans were $932 thousand. Approximately $493 thousand of the total non accrual loans were residential mortgages while the remainder consisted primarily of loans with SBA guarantees.

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

The Bank's financial instrument commitments at September 30, 1996 are summarized below:

Commitments to extend credit                     $3,375,000
Outstanding letter of credit                     $  115,000

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

The Bank's principal source of asset liquidity included marketable securities consisting principally of U.S. Government and agency issues held in its "available for sale" investment category and mortgage-backed securities with monthly repayments of principal and interest. Securities held in the "available for sale" investment category totaled approximately $5.7 million Other types of assets such as federal funds sold paydowns on mortgage-backed securities and residential mortgage loans, as well as maturing loans , are sources of liquidity. Approximately $4.9 million of the loan portfolio is scheduled to mature within one year.

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

The Bank's overall liquidity has been enhanced by the significant level of core deposits. Core deposits represented approximately $78 million or 90% of total deposits at September 30, 1996. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 1996:

                                                      (Thousands of dollars)
                                                      ----------------------

3 months or less                                              $3,446
Over 3 through 12 months                                       4,730
Over 1 through five years                                        309
Over five years                                                  104
                                                              ------
     Total                                                    $8,589
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

The following table sets forth the maturity distribution of the Bank's interest earning assets and interest bearing liabilities at September 30, 1996, the Bank's interest rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At September 30, 1996, an asset sensitive position of +.04% is maintained on a cumulative basis through 1 year. This is a relatively balanced position. Generally, because of the Bank's balanced gap position in shorter time frames, the Bank can anticipate that increases or decreases in market rates will not have a significant impact on net interest income. During 1995, the Bank re-evaluated its deposit base to better identify core deposits based on historical data. For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been pushed out to longer repricing intervals versus immediate repricing time frames making the analysis more reflective of the Bank's historical experience.

Interest Sensitivity Analysis

                                                     Interest Rate Sensitivity Gaps
                                                          As of September 30, 1996

                                                        More than    More than      More than     More than
                                            0 to 3       3 to 6       6 to 12        1 to 5           5
(Thousands of dollars)                      months       months        months         years         years       Cumulative
----------------------                      ------       ------        ------         -----         -----       ----------

Interest-sensitive assets
Time deposits                                  102          --            215           --            --               317
Investment securities:
   Held-to-maturity                          2,468         2,098        1,500          2,988          --             9,054
   Available-for-sale                        4,427                                       927          --             5,354
Mutual funds                                    79                                                                      79
Federal funds sold                           2,460                                                                   2,460
Fixed rate loans                               199           139          267          2,632        34,354          37,591
Floating rate loans                         23,189           326        4,731            131                        28,377

   Total interest-sensitive assets          32,924         2,563        6,713          6,678        34,354          83,232
                                            ------        ------       ------         ------        ------          ------
Cumulative totals                           32,924        35,487       42,200         48,878        83,232
                                            ------        ------       ------         ------        ------

Interest-sensitive liabilities
Interest checking accounts                     143           429        1,775          3,378                         5,725
Money market accounts                          299           898        3,713          7,066                        11,976
Savings accounts                               494         1,481        6,119         11,647                        19,740
Certificates less than $100,000              6,741         6,035        5,864          6,586                        25,226
Certificates more than $100,000              3,446         3,496        1,234            309           104           8,589
Other borrowings                                                                          82                            82
                                            ------        ------       ------         ------        ------          ------
   Total interest-sensitive liabilities     11,123        12,339       18,705         29,067           104          71,338


Cumulative totals                           11,123        23,642       42,167         71,234        71,338
                                            ======        ======       ======         ======        ======

Interest sensitivity gap                    21,801        (9,776)     (11,992)       (22,389)       34,250
                                            ======        ======       ======         ======        ======

Cumulative gap                              20,572        11,764          753        (22,356)       11,894
                                            ======        ======       ======         ======        ======

Cumulative gap/total earning assets         26.19%        14.45%         .04%        (26.76%)       14.39%
                                            ======        ======       ======         ======        ======

Interest sensitive assets to
   interest sensitive liabilities             2.96           .21          .36            .23           .00
                                            ======        ======       ======         ======        ======


During June, 1996 banking regulators issued a "Joint Agency Policy Statement:
Interest Rate Risk" (FDICIA 305). The agencies agreed that the focus should be on the risk to both net interest income (or net income) as outlined above in the traditional gap analysis and economic (or fair) value of equity. The premise is that changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. However, changes in interest rates also affect the underlying economic value of the bank's assets, liabilities and off-balance sheet instruments because the present value of future cash flows and some cases, cash flows themselves, change when interest rates change. The combined effects of the changes in these present values reflect the change in the bank's underlying economic value. At a minimum. this Policy Statement requires that policies and procedures be implemented to determine acceptable levels of Interest Rate Risk Exposure, given the Bank's profile and capital position and to monitor and control the bank's overall interest rate risk. The regulators did not quantify the impact on capital standards in their policy statement, but left it up to banks to determine their own limits, with a minimum requirement based on exposure to a +/- 200 basis point rate change.

The Bank is currently in the process of revising its policies and procedures to conform with FDICIA 305. An estimated fair value simulation (per FDICIA 305: +/- 200 basis point rate shock) as of September 30, 1996, demonstrates slightly above average risk with Fair Value Equity increasing .75% in a -200 basis point rate environment and declining 1.70% in a +200 basis point rate environment. This analysis indicates that United Bank has more exposure to increasing rates than to decreasing rates, consistent with most of the banking industry.

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

The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital. The FRB requires "de novo" banks to maintain a primary capital ratio of 9%. As of March 23, 1995, the Bank's third year anniversary, the Bank was no longer considered "de novo" by the FRB for purposes of capital requirements. Therefore, the Bank must meet only the normal minimum ratios outlined above.

As indicated in the table below, the Bank's risk based capital ratios are well above the minimum requirements Tier 1 Risk-based Capital ratio has increased and remains above the 4.0% minimum regulatory guideline. The increase in this ratio is primarily attributable a decline in the Risk adjusted total assets--while total assets remained relatively constant, the mix of the bank's assets to include more government sponsored loans (i.e. SBA and student loans) results lower risk weighted assets. Conversely, the leverage ratio has decline (but remains above minimum levels) due to growth in average assets (primarily a result of the $10 million reverse repurchase agreement the Bank entered into during the quarter) and an increase in the accumulated deficit as a result of losses the Bank incurred during the quarter ended September 30, 1996. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale to the public as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. As of September 30, 1996, the Company had raised approximately $70 thousand in additional capital through the exercise of warrants and the purchase of additional common stock. The Company and the Bank do not anticipate paying dividends in the near future.

                                            September 30,        December 31,
                                                1996                 1995
                                                ----                 ----

Tier 1 Capital                                 $ 6,559             $ 6,991
Tier 2 Capital                                     510                 476
                                               -------             -------
    Total Qualifying Capital                   $ 7,069             $ 7,467
                                               =======             =======
Risk Adjusted Total Assets
 (including off-balance sheet exposures)       $41,309             $51,560
Tier 1 Risk-Based Capital Ratio                 15.88%              13.56%
Tier 2 Risk-Based Capital Ratio                 17.11%              14.48%
Leverage Ratio                                   6.57%               8.62%


Results of Operations

Summary

The Bank had a net loss of approximately $492 thousand for the quarter ended September 30, 1996 compared with a loss of approximately $201 thousand for the same quarter in 1995. On a per common share basis, this amounts to ($.61) at September 30, 1996 to ($.27) at September 30,1995.

The increase in the loss is attributable to a one time FDIC SAIF Special Assessment of approximately $470,000. On September 30, 1996, Congress passed a Bill to re-capitalize the Savings Association Insurance Fund (SAIF). As a result, Commercial banks, like United Bank, which were members of the Bank Insurance Fund (BIF) which owned SAIF-assessable deposits (so-called OAKAR banks) are required to pay 65.7 basis points of total SAIF-assessable deposits on November 27, 1996. Because the Bank acquired deposits of failed savings and loan institutions from the RTC, approximately $71 million of its deposits are deemed SAIF-assessable. The Bank is in the process of appealing this Special Assessment and previous SAIF assessments due to tremendous hardship these assessments cause and the incorrect classification of its deposits under SAIF, as at the time of acquisition of branches from the RTC, it had over $30 million in deposits accumulated and insurable under BIF. Further, since its acquisition of deposits from the RTC, a significant amount of acquired RTC savings and loan deposits have run-off to less than $20 million. Currently, the Bill does not make any provision for deposit run-off.

Excluding the SAIF Special Assessment, the Bank's loss for the quarter ending September 30, 1996 would have been approximately $20 thousand or .002 per share. The improvement during the quarter compared to the same quarter in 1995 was a result of increased earning assets and a higher level of noninterest bearing accounts. In addition, there was an increased level of noninterest income-- from $193 thousand in 1995 to $320 thousand in 1996. A $90 thousand settlement in a case with the RTC and customer service fees accounted for most of the increase as the number of transactional accounts increased significantly during 1996 as a result of new checking account products and compensating balance requirements.

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

Net interest income was $1.1 million for the quarter ending September 30, 1996 compared to $982 thousand for the same quarter in 1995. The primary determinant of the increase was the increase in new loan originations funded by noninterest bearing demand deposit accounts which resulted in higher net interest margin spreads. While there was a decline in the net interest margin from 5.05% at September 30, 1995 to 4.90% at September 30, 1996, the volume of loans increased, thereby producing more interest income.

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

The allowance as a percentage of total loans was .74% at September 30, 1996, slightly lower than the December 1995 ration of .78%. The reduction in the allowance is due to charge-offs and a change in the mix of the Bank's loan portfolio toward an increasing percentage of residential mortgage loans, Small Business Administration (SBA) guaranteed loans and guaranteed student loans for which the exposure is minimized due to collateral or other related guarantee features Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance is adequate in light of all known relevant factors. There was a net provision of $22,500 made to the allowance for loan losses during the quarter ended September 30, 1996 compared to $10,000 for the same quarter in 1995. The net charge-offs during the quarter ended September 30, 1996 were approximately $23 thousand.


Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit related noninterest income increased from .81% of average total assets to 1.04% from the quarter ended September 30, 1995 to the quarter ended September 30, 1996. The increase is primarily attributable to an increase in transactional deposit accounts as a result of new successful product offerings--"free" checking" and "entrepreneurial-25" checking as well as enforcement of compensating balance arrangements. In addition, during September 1996, the Bank implemented a surcharge of $.75 per transaction for all non-customer use of it Automated Teller Machines (ATMs).

Noninterest expense

Excluding the SAIF Special Assessment, salaries and benefits represented 39% and 44% of the total noninterest expense for the quarters ended September 30, 1996 and 1995, respectively. The level of salary and benefits decreased as a result of attrition and streamlining of staffing levels.

Excluding the SAIF Special Assessment, data processing expenses represented 17.3% and 12.3% of the total noninterest expense for the quarters ended September 30, 1996 and 1995, respectively. In general, data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. The increase for the quarter ended September 30, 1996 compared to the same quarter in 1995 is primarily attributable to an increased level of student loans for which the Bank pays an outside vendor to process. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and installment loan portfolios.

Occupancy and equipment expense increased approximately $17,000 from the quarter ended September 30, 1995 compared to the quarter ended September 30, 1996. This increase is primarily attributed to annual escalations in lease payments and new maintenance contract entered into to service the Bank's growing ATM network. In addition, In July 1996, the Bank entered into a lease for a new branch it opened in West Philadelphia.

All other expenses are reflective of the general cost to do business in the current regulatory environment and maintenance of adequate insurance coverage.

Significant Financial Ratios

                                   Quarter ended              Quarter ended
                                 September 30, 1996         September 30, 1995
                                 ------------------         ------------------

Return on Equity                      (29.9%)                    (7.9%)
Return on Assets                      (1.98%)                    (.61%)


Results of operations can be measured by various ratio analysis. Two widely recognized performance indicators are the return on equity and the return on assets. The Bank's return on equity decreased from (7.9%) to (29.9%) for the quarters ended September 30, 1995 and 1996, respectively. In addition, the Bank's return on assets decreased from (.61%) to (1.98%) for the quarters ended September 30, 1995 and 1996, respectively. Decreases were solely due to the SAIF Special Assessment.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     United Bank of Philadelphia (Plaintiff) settled its suit against the Resolution Trust Corporation (Defendant) filed on March 31, 1995 in the Federal District Court for the Eastern District of Pennsylvania. The Plaintiff alleged that a contract entered into with the Defendant requires that the Defendant pay the Plaintiff accrued interest on a designated loan portfolio from the date 45 days after the resolution of the former Ukrainian Federal Savings and Loan Association, a branch of which was purchased by the Plaintiff on June 21, 1994, through December 21, 1994. Defendant argued that the interest due pursuant to the contract should be reduced by the fed funds rate applicable to that time period.

     The case was heard by the Federal District Court for the Eastern District of Pennsylvania in April, 1996. The case resulted in a hung jury. As a result, no verdict was rendered. The Bank and the RTC settled the case upon a payment by the RTC's successor in interest, the Federal Deposit Insurance Corporation to the Bank of $90 thousand. As a result of the settlement, the Bank withdrew its case.

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

     No matters have been submitted to a vote of security holders.

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

Establishment of Branch Location of the Bank

     On July 22, 1996, the Bank established a new branch location at 3750 Lancaster Avenue, Philadelphia, Pennsylvania. The location comprised of approximately 3000 square feet including a lobby and teller area, customer service center and branch staff offices. The location was established pursuant to applications submitted to the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking. The facility is leased by the Bank at a monthly rental of $1,891.50, pursuant to the terms of a lease assumed from Midlantic Bank, N.A., the prior occupant of the facility. A definitive lease for the facility is attached as an exhibit hereto.

FDIC Special Assessment.

     As a result of Section 205 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") the Federal Deposit Insurance Corporation ("FDIC") became the primary insurer for all thrift institutions whose deposits were previously insured by the Federal Savings and Loan Insurance Corporation ("FSLIC").

     Under FIRREA two separate insurance funds were created to insure the deposits of banks and savings associations. The two funds are the Bank Insurance Fund ("BIF") to insure bank deposits, and the Savings Association Insurance Fund ("SAIF") to insure savings association deposits.

     The FDIC sets assessments, or premium rates, for deposit insurance annually. Each of SAIF and BIF rates are established independently. As a result of closures experienced in the thrift industry in the 1980s, the SAIF fund experienced substantial capital expenditures and is, as a result, severely undercapitalized.

     Pursuant to its acquisitions of various deposits from the Resolution Trust Corporation ("RTC"), the Bank submitted an Oakar application to the FDIC for permission to acquire SAIF deposits. As a result of the Oakar transaction, thereafter, a portion of the Bank's deposits continued to be insured by SAIF.

     In order to remedy the ailing SAIF, Congress passed the Deposit Insurance Funds Act of 1996 (the "Funds Act"). Pursuant to the Funds Act, the FDIC issued a final rule calling for a special assessment of SAIF insured institutions to recapitalize the fund. As a result, the Bank received an invoice for $522,161.92. The Bank has filed an appeal to the calculation of the assessment based upon errors in calculation and a hardship exemption, claiming that to pay the special assessment would act as an undue hardship on the Bank. The Bank expects a determination based on its appeal within several weeks.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  A list of the exhibits submitted with this Form 10-Q are as follows:

       Copy of the Registrant's Call Report for the Period ending
       June 30, 1996.

       Lease Agreement between United Bancshares, Inc. and Horowitz & Hertzfeld dated July 22, 1996.

  (b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     UNITED BANCSHARES, INC.




Date November 13, 1996                               /s/ Emma C. Chappell
                                                     --------------------
                                                     Emma C. Chappell
                                                     Chairman, President & CEO