Form 10-K
period 1996-12-31
UNITED BANCSHARES INC /PA
filed 1997-04-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1995.

                             UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)
                                     0-25976
                           (Registrant's file number)

       Pennsylvania                                    23-2802415
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                    714 Market Street, Philadelphia, PA 19106
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (215)829-2265

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                NO_____   YES__X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     There is no market for the Common Stock. None of the shares of the Registrant's stock were sold within 60 days of the filing of this Form 10-K. As of March 15, 1997 the aggregate number of the shares of the Registrant's Common Stock outstanding was 816,355.

     Registrant also has a class of series preferred stock authorized. The Board of the Registrant has designated one series of non-voting preferred stock as Series A Preferred Stock. As of March 15, 1997, the aggregate number of shares of the Registrant's Series A Preferred Stock outstanding was 93,150.



                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference.

                                     PART I

ITEM 1   BUSINESS

     United Bancshares, Inc.

     United Bancshares, Inc. ("Registrant" or "UBS") is a bank holding company formed under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993. UBS became a bank holding company on October 14, 1994 when its wholly-owned subsidiary, New Bank, a Pennsylvania state-chartered interim bank, formed for the purposes of establishing a holding company relationship with United Bank of Philadelphia, was merged (the "Merger") with and into United Bank of Philadelphia (also referred to as the "Bank"). The Merger was accomplished because, in April 1993, the shareholders of the Bank voted in favor of the formation of a bank holding company, United Bancshares, Inc. UBS issued its common shares in exchange for all of the issued and outstanding shares of the Bank such that all of the holders of common shares of the Bank became the only holders of common shares of UBS. The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at 714 Market Street, Philadelphia, Pennsylvania 19106. The Registrant's telephone number is (215) 829-2265.

     As of March 15, 1997, UBS and the Bank had a total of 65 employees.

     United Bank of Philadelphia

     The Bank, a Black-controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department") The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation.

     The Bank conducts all its banking activities through its six offices located as follows: (i) Main Branch 714 Market Street, Philadelphia, PA; (ii) Center City Branch Two Penn Center, Philadelphia, PA; (iii) West Philadelphia Branch 37th & Lancaster Avenues, Philadelphia, PA; (iv) Mount Airy Branch 1562 East Wadsworth Avenue, Philadelphia, PA; (v) Frankford Branch 4806 Frankford Avenue, Philadelphia, PA; and (vi) West Girard Branch 2820 West Girard Avenue, Philadelphia, PA. Through these locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 1996, the Bank had total deposits aggregating approximately $88.8 million and had total net loans outstanding of approximately $69.1 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey. The city of Philadelphia is comprised of 353 census tracts and, based on 1990 census data, 204 or 58% of these are designated as low to moderate-income tracts while 105 or 30% are characterized both as low to moderate-income and minority tracts. The Bank's primary service area consists of a population of 1,577,815, which includes a minority population of 752,309.

     The Bank engages in the commercial banking business, serving the banking needs of its customers with a particular focus on and sensitivity to Blacks, Hispanics and women. The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

     The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products are offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and home equity lines of credit. At March 31, 1997 the Bank's maximum legal lending limit was approximately $1,013,800 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Bank has established relationships with correspondent banks to participate in loans that exceed the Bank's internal policies or legal lending limits. The Board of Directors of the Bank have, on several occasions, chosen to waive its internal lending limit for particular loans. However, the Bank maintains no credit that exceeds its legal lending limit.

     The Bank offers a broad range of lending services including commercial and retail products. In the area of commercial loans, the Bank extends short-term loans for seasonal or working capital purposes, term loans for fixed asset and expansion purposes, revolving credit plans and other commercial loans to fit the needs of its customers. The Bank participates in the government-sponsored Small Business Administration ("SBA") lending program and when appropriate obtains SBA guarantees for up to 90% of the loan amount -- thus minimizing the Bank's exposure to loss. Commercial loans are typically made of the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

     On the retail end, the Bank has a consumer loan program (including installment loans for home improvement and the purchase of consumer goods and automobiles), student loans, home equity and VISA secured revolving lines of credit, and overdraft checking. The Bank also offers residential mortgage loans to its customers. The Bank's concentration in the retail area is in the category of student loans where it can minimize its risk of non-payment with government guarantees.

     In addition, the Bank offers safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks as well as international and trust services through correspondent institutions.

     The Bank's strategy in providing its services is to attempt to respond to each customer's needs. To this end, customer service is stressed as an element of key importance. Registrant believes that, through the provision of quality, personalized service, with flexibility, speed and attention to customer needs, the Bank can avail itself of the target market for individualized banking services, while meeting the credit needs of individuals, as well as small and mid-sized businesses. The previous banking experience of the Bank's officers, coupled with the broad business and banking experience of its directors, makes the Bank particularly well-suited to cater to the needs of this market. Each director of the Registrant serves as a conduit, referring qualified business to the Bank.

     Additionally, the management and Board of the Bank are very active in their respective communities. This activism allows the Bank to closely monitor the needs of members of the communities in which it operates and to develop programs to serve those needs. One such program is the Bank's secured VISA program, designed to help individuals with an adverse credit history to have access to a credit card while rebuilding their credit rating. The Bank has also implemented programs aimed at counseling individuals and businesses on financial responsibility. Through those programs, Registrant not only strives to provide helpful services to the communities in which it operates, but endeavors to create a solid, loyal customer base into the future.

     RTC Acquisitions

     In 1994, the Bank acquired two branch locations. The first of these acquisitions included one branch and deposits of Ukrainian Federal Savings and Loan ("Ukrainian") from the Resolution Trust Corporation ("RTC"). Pursuant to the Ukrainian acquisition, the Bank acquired approximately $15.9 million in deposits from the RTC and established a branch location at 1321 West Lindley Avenue, in North Philadelphia. Additionally, pursuant to the acquisition of Ukrainian, the Bank received the right to purchase residential real estate loans from the RTC totalling approximately $18,500,000. Due to unacceptable pricing, the Bank never exercised its right to purchase these loans. Instead, it was offered a compromise whereunder the RTC would pay the Bank the amount of interest that would have accrued on the loan portfolio offered, through December 21, 1995, to compensate the Bank for the delay caused by the disagreement between the Bank and the RTC concerning the pricing of the loan portfolio. In February, 1995, the RTC made a partial payment of the amount due. In order to recover the remaining amount due, the Bank instituted suit against the RTC in the Federal District Court for the Eastern District of Pennsylvania on March 31, 1995, seeking damages of $312,147.03, the amount of the deficiency in payment by the RTC. The Bank settled this proceeding upon payment by the RTC of $90 thousand. See "Legal Proceedings".


     Competition

     There is substantial competition among financial institutions in the Bank's service area. The Bank competes with new and established local, regional and national commercial banks. There is also competition from thrift savings banks and savings and loan associations. Many of these banks and financial institutions are well-capitalized, allowing them to do more advertising and promotion and to provide a greater range of services to customers. To date, the Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank's mission to service groups of people who have traditionally been under-served and by its devotion to personalized customer service. The Bank's strategy has been, and will continue to be, to emphasize personalized services with special sensitivity to the needs of Blacks, Hispanics and women and to offer competitive rates to borrowers and depositors.

     In order to compete, the Bank relies upon personal contacts by the officers, directors, advisory board and employees of the Bank to establish and maintain relationships with Bank customers. The Bank focuses its efforts on the needs of individuals and small and medium-sized businesses. In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank will seek to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank will also assist those customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

     Registrant believes that a portion of the Bank's customer base is derived from customers who were dissatisfied with the level of service provided at larger financial institutions. While some of such customers have followed officers of those institutions who were hired by the Bank, others were attracted to the Bank by calling programs of its officers and referrals from other customers. The Bank has sought, in the past, and intends to continue in the future, to hire customer contact officers who have good relationships with desirable customers. These personal relationships, provision of a high level of customer services, and referrals from satisfied customers, form the basis of the Bank's competitive approach, as opposed to advertising, rate competition or the development of proprietary banking products, services or programs.

     In the past, the principal competition for deposits and loans have been among banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent thrift and loan companies, mortgage brokerage companies and insurance companies also have provided competition. Federal legislation in the 1980s has increased competition by expanding the authority of savings and loan associations to make consumer and commercial loans. Legislation has eliminated all interest rate differentials between banks and savings and loans, further increasing the ability of savings and loans to compete with commercial banks and thrift and loan companies. In the past several years, other financial intermediaries have begun to offer financial services traditionally offered by banks. Institutions, such as brokerage houses and even retail establishments also offer new investment vehicles. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits.


ITEM 2 -  Properties

Main Branch

     The Bank's principal office is located on the first floor of a multi-tenant retail and commercial office building in Center City, Philadelphia, Pennsylvania located at 714 Market Street, Philadelphia, PA 19106. The Bank occupies approximately 5,700 square feet of space pursuant to a lease which expires on February 28, 2002. The lease has renewal options for two five-year periods and is subject to escalation clauses. The space is occupied by both UBS and the Bank. The first floor contains a banking lobby, the vault, customer service area, executive and administrative offices, as well as the Bank's compliance and marketing groups. The Bank's finance, branch administrative and operations functions are located on the second floor of the same building, where the Bank leases an additional space on a month-to-month basis. The aggregate monthly rent for this location is $9,935.

Mt. Airy Branch

North Philadelphia Branch

     Pursuant to a 1993 acquisition of Chase Federal Savings and Loan Association ("Chase") the Bank acquired two branches: 1562 East Wadsworth Avenue, in the Mt. Airy section of Philadelphia and at 1015 North Marshall Street in North Philadelphia. The Bank closed the Marshall Street facility on November 8, 1996, and surrendered the facility to the FDIC pursuant to the terms of its lease. The Bank is provided the branch office location on Wadsworth Avenue on a rent-free basis for a period of five years from the date the location was acquired. After the rent-free period the Bank has the option to purchase the facility at 93% of the then current fair value.

Center City Branch

     In August 1993, the Bank acquired the deposits of three branches of Home Unity Federal Savings and Loan ("Home Unity"). Pursuant to the Home Unity acquisition, the Bank established locations at Two Penn Center, Philadelphia, PA and 4806 Frankford Avenue, Philadelphia, PA. The Bank leases approximately 4,769 square feet at its Two Penn Center location. The space includes lobby, teller area, customer service area, primary lending area and administrative offices, as well as a vault. The aggregate monthly rent for this location is $8,743.

Frankford Branch

     In 1995, the Bank purchased a branch facility at 4806 Frankford Avenue. The main floor of the facility houses teller and customer service areas. The basement houses administrative offices.


Lindley Avenue Branch

     In 1994, the Bank established a branch location at 1321 West Lindley Avenue, in North Philadelphia. The Bank closed this branch facility on November 15, 1996, and surrendered the facility to the FDIC pursuant to the terms of its lease.

West Girard Branch

     In 1994, the Bank purchased a branch facility at 2820 West Girard Avenue. The facility is comprised of a teller area, customer service area, lobby, vault and administrative offices.

West Philadelphia Branch

     On July 22, 1996, the Bank acquired a branch location at 3750 Lancaster Avenue from PNC Bank. The facility is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental is approximately $1891.50 exclusive of taxes, insurance, utilities and janitorial service.


ITEM 3 - Legal Proceedings

     United Bank of Philadelphia (Plaintiff) settled its suit against the Resolution Trust Corporation (Defendant) filed on March 31, 1996 in the Federal District Court for the Eastern District of Pennsylvania. The Plaintiff alleged that a contract entered into with the Defendant requires that the Defendant pay the Plaintiff accrued interest on a designated loan portfolio from the date 45 days after the resolution of the former Ukrainian Federal Savings and Loan Association, a branch of which was purchased by the Plaintiff on June 21, 1994, through December 21, 1994. Defendant argued that the interest due pursuant to the contract should be reduced by the fed funds rate applicable to that time period.

     The case was heard by the Eastern District Court for the Eastern District of Pennsylvania in April, 1996. The case resulted in a hung jury. As a result, no verdict was rendered. The Bank and the RTC settled the case upon a payment by the RTC's successor in interest, the Federal Deposit Insurance Corporation to the Bank of $90 thousand. As a result of the settlement, the Bank withdrew its case.

     No material claims have been instituted or threatened by or against UBS or its affiliates other than in the normal course of business.


ITEM 4 - Submission of Matters to Vote of Security Holders

     Not Applicable. No matters were submitted to a vote of Registrant's security holders since the Registrant's last periodic filing.


                                     PART II

ITEM 5 - Market for the Registrant's Common Stock.

     As of March 15, 1997 there were 3,178 shareholders of record of UBS's Common Stock.

     The Common Stock is not traded on any national exchange or otherwise traded in any recognizable market. Prior to December 31, 1993, the Bank conducted a limited offering (the "Offering") pursuant to a registration exemption provided in Section 3(a)(2) of the Securities Exchange Act of 1933 (the "Securities Act"). The price-per-share during the Offering was $12.00. Prior to the Offering, the Bank conducted an initial offering of the Common Stock (the "Initial Offering") at $10.00 per share pursuant to the same registration exemption. Registrant has engaged in the sale of Series A Preferred Stock which has the characteristics identified in the UBS Articles of Incorporation attached as an Exhibit hereto pursuant to an exemption from registration contained in
Section 4(2) of the Securities Act.

     Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants have been sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), were issued at $12.00 per unit. The warrant exercise price was $8.00 per share for the 1996 Warrant (exercisable April 23, 1996 to April 30, 1996), $9.00 per share for the 1997 Warrant (exercisable April 23, 1997 to April 30, 1997), and $10.00 per share for the 1998 Warrant (exercisable April 23, 1998 to April 30, 1998). The exercise price of the warrants may be adjusted to avoid dilution of warrant holders. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on December 31, 1995. In December 1995, the Registrant sold 41,666 shares of Registrant's common stock in an offering exempt from registration pursuant to section 4(2) of the Act at a purchase price of $12.00 per share. This sale was accomplished pursuant to a commitment to purchase these securities issued in December 1994.

     Beginning May 10, 1996, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock. 6,934 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption from registration contained in 4(2) and 3(a)(5) of the Act. During 1996, the Registrant received $55,536 and issued 6,942 shares as a result of warrant exercises by shareholders to purchase common stock at a price of $8.00 per share. As of December 31, 1996, 36,930 warrants remain outstanding.

     Registrant has not, during the three most recent fiscal periods declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

     Under the Federal Reserve Act, if a bank has sustained losses equal to or exceeding its undivided profits then on hand, no dividend shall be paid, and no dividends can ever be paid in an amount greater than such bank's net profits less losses and bad debts. Cash dividends must be approved by the Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock. Under the Federal Reserve Act, the Board has the power to prohibit the payment of cash dividends by a bank if it determines that such a payment would be an unsafe or unsound banking practice. As a result of this regulation, the Bank, and therefore the Registrant, will most likely be unable to pay any dividends while an accumulated deficit exists. The Registrant does not anticipate that dividends will be paid for the forseeable future.

     The Federal Deposit Insurance Act generally prohibits all payments of dividends by a bank which is in default of any assessment to the FDIC.


ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data:

     The financial data presented in the following table should be read in conjunction with the financial statements and Management Discussion and Analysis of Financial Condition and Results of Operations presented elsewhere in this report.


                                                                                                                     Period from
(Thousands of dollars, except per share data)                                                                       March 23, 1992
                                                                                                                          to
                                                                                                                    December 31,
Years ended December 31:                           1996             1995              1994             1993              1992
                                                   ----             ----              ----             ----              ----

Net interest income                              $ 4,259          $ 4,012           $ 3,766          $   988         $    265
Provision for loan losses                             85               78               385              110              191
Noninterest income                                 1,118              741               940            3,105              165
Noninterest expense                                6,124            5,454             5,068            3,121            1,481
Net  (loss) income                                  (832)            (779)             (747)             862           (1,242)
(Loss) earnings per share                          (1.03)           (1.04)            (1.01)            1.26            (2.02)

Balance sheet totals:
Total assets                                     $96,769           $92,635          $95,255          $77,081         $ 22,851
Loans, net                                        69,097            61,696           63,043           48,919            6,290
Investment securities                             14,460            16,739           18,944           20,296           10,251
Deposits                                          88,761            84,228           87,451           68,981           16,559
Shareholders' equity                               6,759             7,470            6,799            6,343            4,328
Ratios
Equity to assets                                    7.45%             7.36%            6.54%            9.02%           24.51%
Return on assets                                   (.89)%            (.87)%           (.83)%            1.76%           (8.30)%
Return on equity                                 (12.02)%          (11.83)%         (12.69)            19.53           (30.48)


ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS




Management's Discussion and Analysis of Financial Condition and
Results of Operations

     In April 1993, the shareholders of the United Bank of Philadelphia ("the Bank") voted in favor of the formation of a bank holding company, United Bancshares Inc. Accordingly, in October 1994, United Bancshares, Inc. ("the Company") became a bank holding company in conjunction with the issuance of its common shares in exchange for the common shares of United Bank of Philadelphia. Since 1994, the financial statements are prepared on a consolidated basis to include the accounts of United Bancshares, Inc. and United Bank of Philadelphia. Financial data for prior periods are presented for United Bank of Philadelphia only.

     The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.



RESULTS OF OPERATIONS

Summary

     The Company incurred a net loss of $832 thousand for 1996, compared with a net loss of $779 thousand in 1995 and $747 thousand in 1994. The loss for 1996 is primarily attributable to a one-time Federal Deposit Insurance Corporation
(FDIC) Savings Association Insurance Fund (SAIF) Special Assessment of approximately $485 thousand resulting from legislation passed by Congress on September 30, 1996 to recapitalize SAIF. As a result, commercial banks, like United Bank, which were members of the Bank Insurance Fund (BIF) and owned SAIF-assessable deposits were required to pay a one-time assessment of 65.7 basis points of total SAIF-assessable deposits on November 27, 1996. Because the Bank acquired deposits of failed savings and loan institutions from the Resolution Trust Corporation (RTC) in 1993 and 1994, approximately $74 million of its deposits are considered SAIF-assessable. The Bank filed an appeal of this Special Assessment due to the burdensome financial impact of the charge. In addition, management believes a significant portion of its deposits are incorrectly classified under SAIF, as at the time of acquisition of branches from the RTC it already had over $30 million in deposits accumulated and insurable under BIF. Further, almost immediately following the acquisitions, a significant amount of acquired RTC savings and loan deposits ran-off leaving a balance of less than $20 million. Currently, the legislation does not make any provision for deposit run-off or for appeals on this basis. As of December 31, 1996, the Bank has been unsuccessful in its appeal efforts.

     Excluding the SAIF Special Assessment, the Bank's loss for 1996 is approximately $347 thousand representing a $432 thousand improvement from the 1995 loss of $779 thousand. The improvement was a result of increased earning assets funded by a higher level of noninterest-bearing accounts. Management recognized the need to grow the Bank's deposit level to generate operating economies of scale and net interest income to cover the cost of operations. Management's strategy is to continue to increase its core deposit base while making a concerted effort to minimize and control operating costs. In addition, there was an increased level of noninterest income--up from $741 thousand in 1995 to $1.1 million in 1996. Customer service fees accounted for most of the increase as the number of transactional accounts increased significantly during 1996 as a result of new checking account products and compensating balance requirements. During the month of September 1996, the Bank also implemented a surcharge for all non-customer use of its Automated Teller Machines (ATMs). In addition, during 1996, as a result of litigation, the Bank received a one-time $90,000 settlement from the RTC related to accrued interest on loans it was to acquire.

     On a per common share basis, the Company's loss was $(1.03) in 1996, $(1.04) in 1995, and $(1.01) in 1994.

     During 1996, average earning assets increased approximately 3.3% while the net yield on average interest-earning assets increased from 4.82% to 4.95%. The result was an increase of $247 thousand in net interest income from 1995 to 1996.

     Management considers the Bank's loan portfolio to be of high quality with nonperforming assets representing 1.1% of average loans and minimal charge-offs during the year. The allowance for loan losses as a percentage of total loans remained relatively constant at .76% in 1996 versus .77% in 1995. The allowance is deemed adequate in light of the mix of the Bank's loan portfolio which primarily consists of residential mortgage loans, Small Business Administration
(SBA) guaranteed loans, and guaranteed student loans all for which the exposure is minimized due to collateral or other related guarantee features.

     Excluding the one-time SAIF Special Assessment of $485 thousand, noninterest expense increased $184 thousand or 3.4% in 1996 compared to 1995 primarily as a result of increased data processing costs due to growth in the Bank's student loan portfolio from approximately $12 million to $17 million. The Bank pays an outside vendor to service these loans based on average outstanding balances.

 TABLE 1--Average Balances, Rates and Interest Income and Expense Summary



December 31                                            1996                       1995                               1994
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
                                    Average             Yield/      Average              Yield/      Average                Yield/
                                    Balance   Interest   Rate       Balance   Interest    Rate       Balance    Interest     Rate
                                    -------   --------   ----       -------   --------    ----       -------    --------     ----
Assets
Interest-earning assets:
    Loans                           $65,243    $5,567    8.53%      $57,491    $5,158    8.83%       $54,094    $ 4,642      8.58%
    Investment securities-
     held-to-maturity                 8,110       502    6.19        10,306       512    4.97         17,908        860      4.80

    Investment securities-
     available-for-sale               8,319       495    5.95         8,474       491    5.79          6,897        271      3.92
    Federal funds sold                4,350       225    5.17         6,966       393    5.64          6,599        254      3.85
                                    -------    ------               -------    ------                -------     ------
                                     86,022     6,789    7.89        83,237     6,554    7.87         85,498      6,027      7.05
Total interest-earning assets

Noninterest-earning assets:
     Cash and due from banks          3,671                           3,293                            2,446
     Premises and equipment, net      1,657                           1,570                            1,318
     Other assets                     2,129                           1,921                            1,385
Less allowance for loan losses         (506)                           (580)                            (606)
                                    -------                         -------                          -------
          Total                     $92,973                         $89,441                          $90,041
                                    =======                         =======                          =======

Liabilities and shareholders'
 equity
Interest-bearing liabilities:
     Demand deposits                $13,072      294     2.25%      $11,777   $  293     2.49%       $11,204     $ 277     2.47%
     Savings deposits                24,046      506     2.10        23,505      521     2.22         20,771       476     2.29
     Time deposits                   34,806    1,651     4.74        37,907    1,722     4.54         35,171     1,341     3.81
     Other borrowed funds             1,821       79     4.34           118        6                   6,544       167     2.57
                                    -------   ------                -------   ------                 -------     -----
Total interest-bearing
 liabilities                         73,745    2,530     3.43        73,307    2,542     3.47         73,690     2,261     3.07

Noninterest-bearing liabilities:
     Demand deposits                 11,197                           7,777                            6,011
     Other                            1,107                           1,772                            4,455

Shareholders' equity                  6,924                           6,585                            5,885
                                    -------                         -------                            -----
                      Total         $92,973                         $89,441                          $90,041
                                    =======                         =======                          =======
Net interest earnings                         $4,259                          $4,012                           $3,766
Net yield on interest-
 earning assets                                         4.95%                              4.82%                            4.40%



For purposes of computing the average balance, loans are not reduced for nonperforming loans.

Net Interest Income

     Net interest income is an effective measure of how well management has balanced the Bank's interest rate sensitive assets and liabilities. Net interest income, the difference between (a) interest and fees on interest-earning assets and (b) interest paid on interest-bearing liabilities, is a significant component of the Bank's earnings. Changes in net interest income result primarily from increases or decreases in the average balances of interest-earning assets, the availability of particular sources of funds and changes in prevailing interest rates.

     Net interest income for 1996 totaled $4.3 million, an increase of $247 thousand, or 6.2%, compared to 1995. Net interest income in 1995 totaled $4.0 million, an increase of $246 thousand, or 6.5%, compared to 1994.

Table 2--Rate-Volume Analysis of Changes in Net Interest Income



                                          1996 Compared to 1995                1995 Compared to 1994
                                         Increase(Decrease) Due to          Increase (Decrease) Due to
                                         -------------------------          --------------------------
(Thousands of dollars)                Volume        Rate        Net        Volume       Rate         Net
----------------------                ------        ----        ---        ------       ----         ---

Interest earned on:
     Loans                              $ 581       $(172)      $ 409       $ 379         137         516
     Investment securities
       held-to-maturity                  (136)        126         (10)       (421)         73        (348)
     Investment securities
       available-for-sale                 (10)         14           4         135          85         220
     Federal funds sold                  (135)        (33)       (168)         21         118         139
                                        -----       -----       -----       -----       -----       -----
Total interest-earning assets             300         (65)        235         114         413         527
                                        =====       =====       =====       =====       =====       =====

Interest paid on:
     Demand deposits                       29         (28)          1          14           2          16
     Savings deposits                      12         (27)        (15)         60         (15)         45
     Time deposits                       (147)         76         (71)        123         257         380
     Other borrowed funds                  72           1          73        (327)        165        (162)
                                        -----       -----       -----       -----       -----       -----
Total interest-bearing liabilities        (34)         22         (12)       (130)        409         279
                                        =====       =====       =====       =====       =====       =====
Net  interest income                    $ 334       $ (87)      $ 247       $ 244       $   4       $ 248
                                        =====       =====       =====       =====       =====       =====


----------

Changes in interest income or expense not arising solely as a result of volume or rate variances due to the interest sensitivity of consolidated assets and liabilities.

     In 1996, there was an increase in net interest income of $334 thousand due to changes in volume and a decrease of $87 thousand due to changes in rate. In 1995, there was an increase in net interest income of $244 thousand due to changes in volume and an increase of $4 thousand due to changes in rate.

     Average earning assets increased from $83.2 million in 1995 to $86.0 million in 1996. This growth in earning assets is primarily attributed to an increase in average demand deposit balances due to continued growth in new checking account products-- "free" checking and "entrepreneurial-25" checking which were introduced in 1995. These products provide a low-cost/minimum balance option for personal and small business customers who have relatively low-volume activity in their checking accounts. While benefiting customers, these products also serve as means of generating noninterest-bearing funds for the Bank as well as a source of service charge income from overdraft fees. The increase in volume of investable funds was primarily used to fund new loan originations--a significant portion of which included student loans which carry with them a lower rate than commercial or other consumer loans; thereby contributing to the decline in loan rates. The average earning assets declined from $85.5 million in 1994 to $83.2 million in 1995. This decline in earning assets is primarily attributed to the decline in the level of other borrowed funds from $6.5 million in 1994 to $118 thousand in 1995. During 1994, the Bank entered into reverse repurchase agreements with another institution to fund earning assets.

     The Bank's net interest margin was 4.95% in 1996 compared with 4.82% in 1995, and 4.40% for 1994. The primary determinant of the increase in 1996 was the increase in new loan originations funded by noninterest-bearing demand deposit accounts which resulted in higher net interest margin spreads. Margins were positively impacted by increases in the prime rate during 1994 and 1995. The average prime rate in 1996 was 8.27% compared with 8.75% in 1995 and 8.55% in 1994. Average loans increased $7.8 million during 1996 and produced a yield of 8.53% compared to 8.83% in 1995 and 8.58% in 1994. The decrease in yield during 1996 is primarily attributed to the reduction in prime rate and the significant increase in student loan originations during the year which carry with them a lower yield than commercial and/or installment loans. However, the increase in volume more than compensated for the decline in yield -- producing a $409 thousand net increase in interest on loans during 1996.

     The increase in yield in 1995 is primarily a result of a change in composition of the loan portfolio. At December 31, 1994, residential mortgage loans made up 77.81%, or $49.6 million, of the loan portfolio compared to 59.95%, or $37.3 million, at December 31, 1995. As residential mortgage loans were sold or paid down, they were replaced with higher yielding commercial SBA loans and student loans.

     The average federal funds rate declined to 5.17% in 1996 compared to 5.64% for 1995 which was up from 3.85% for 1994. During 1996, the average investment in federal funds declined by $2.6 million as funds were invested in higher yielding loans. The yield on the investment portfolio increased 73 basis points in 1996 compared to a 78 basis point increase in 1995 due to the longer contractual maturity structure and rate adjustment intervals characteristic of the portfolio.

     The cost of interest-bearing deposits decreased to 3.41% in 1996 compared to 3.47% in 1995 and 3.12% in 1994. In 1996, interest rates paid on deposits remained relatively constant. However, during 1995, the overall interest rates on deposits increased to compensate for the increasing interest rate environment which saw the Federal Reserve increase rates 75 basis points during 1995 and 300 basis points during 1994.

Provision for Loan Losses

     The Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. The adoption of these standards did not have a material impact on the Bank's financial position or results of operations.

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings in 1996 was $85 thousand compared to $78 thousand in 1995 and $385 thousand in 1994. During 1995, the Bank charged off the balance related to one commercial loan for which the value of the underlying collateral declined significantly during 1994. The Bank had made significant provisions for this loan during 1994. In addition, the gradual change in the composition of the loan portfolio during 1995 and 1996 from residential mortgage loans to purchased or originated commercial SBA loans and student loans resulted in a portfolio with significantly lower credit risk characteristics due to the related government guarantees.

Noninterest Income

     Noninterest income increased $376 thousand during 1996. The increase is primarily attributable to an increase in transactional deposit accounts from an average of $19.6 million in 1995 to $24.3 million in 1996 as a result of the continued success of product offerings which were introduced in 1995--"free" checking" and "entrepreneurial-25" checking. Deposit related noninterest income increased to .98% of average total assets in 1996 from .73% in 1995 and .61% in 1994. In addition, in 1996 the Bank strongly enforced compensating balance arrangements with its loan customers. Also contributing to the increase was the implementation of a surcharge for all noncustomer use of the Bank's Automated Teller Machines (ATMs) in September 1996 and an expanded ATM network from 5 machines in 1995 to 15 machines in 1996. During 1996, the Bank entered into an agreement with a growing retail corporation which provides for the placement of ATM machines in its retail stores. Finally, during 1996 the Bank received a $90,000 one-time settlement from the RTC related to accrued interest on loans it was to acquire.

     Total noninterest income decreased $199 thousand in 1995 compared to 1994. Excluding gains on sales of loans and losses incurred on the sale of investment securities and a one-time $303 thousand RTC fee accrued in 1994, there was an increase of $88 thousand in 1995 compared to 1994. The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.

     During 1994, noninterest income included a gain on the sale of loans. In March 1994, the Bank sold $12.7 million in loans it had acquired from the RTC and were held-for-sale at December 31, 1993. The Bank paid PNC Bank $350 thousand from the sale proceeds related to PNC Bank's purchase of one of the Home Unity Savings and Loan branches from the Bank. This payment was contingent upon the Bank's sale of loans in 1994. The net gain on this loan sale was approximately $195 thousand.

     Securities gains totaled $9 thousand in 1996. There were no sales of securities during 1995. Losses totaled $201 thousand in 1994 as a result of the sale of the Bank's investment of its shares in a mutual fund comprised of U.S. Government and agency securities which generated a loss of approximately $183 thousand. The sale of other debt securities generated a loss of $18 thousand in 1994.

Noninterest Expense

     Excluding   the  one-time  SAIF  Special   Assessment  of  $485   thousand,
noninterest expense increased $184 thousand, or 3.4%, in 1996 compared to 1995 versus an increase of $386 thousand ,or 7.6%, in 1995 compared to 1994.

     Salaries and benefits decreased $23 thousand, or 1%, in 1996 compared with an increase of $338 thousand in 1995. In addition to normal salary adjustments , the increase in 1995 came primarily as a result of the Bank's acquisition of branches from the RTC in the third quarter of 1994. The number of branches grew from 5 at December 31, 1993 to 7 at September 30, 1994 and for all of 1995. As the number of branches has grown so too has the need for additional support staff. During 1996, the Bank closed 2 branches and opened one. However, staffing levels remained relatively constant during 1996 with some planned attrition during the first quarter and management's concerted effort to minimize new hirings and control personnel expense.

     Data processing expenses, which represented 13.3% in 1996, 11.4% in 1995 and 10.1% in 1994 of total noninterest expense, are a result of management's decision to out-source to third-party processors the bulk of its data processing. Such expenses are reflective of the high level of low balance accounts being serviced for which the Bank is charged a per-account charge by processors. The increase during 1996 is primarily attributable to growth in the student loan portfolio for which the Bank pays an outside vendor to service based on average outstanding balances. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible renegotiation of existing contracts with servicers.

     Occupancy and equipment expenses increased by $79 thousand, or 9.6%, in 1996 compared to 1995 and $101 thousand, or 14%, in 1995 compared to 1994. The increase in 1996 is primarily attributed to annual escalations in lease payments and a new maintenance contract entered into to service the Bank's growing ATM network. In addition, in July 1996, the Bank entered into a lease for a new branch it opened in West Philadelphia. In November 1996, the Bank closed two branches it had acquired from the RTC in 1993 and 1994 under free-rent agreements. These branches were closed due to the significant level of deposit run-off which occurred almost immediately following the acquisition which rendered them unprofitable to continue to operate. Remaining deposits of these branches were transferred to other branches. While the closed branches were leased under free-rent agreements, significant repairs and maintenance costs and other operational costs were incurred while they were open. The Bank expects to experience a savings in its occupancy expense during 1997 as a result of these closures.

     The increase in occupancy and equipment expenses during 1995 is related to general lease escalations and the building maintenance and operating costs associated with two branches acquired in the third quarter of 1994 which were operational for the entire year during 1995. In addition, in November 1995, the Bank acquired for $165 thousand one of the branches it formerly leased from the RTC on a month-to-month basis.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Financial Condition

Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 indicates how the Bank has managed these elements. Average funding uses increased approximately $2.8 million, or 3.4%, in 1996 compared with a decrease of $2.3 million, or 2.6%, in 1995.

Table 3--Sources and Uses of Funds Trends



                                              1996                                 1995                      1994
                                              ----                                 ----                      ----
(Dollars in thousands)                      Increase                              Increase
                                Average    (Decrease)                Average     (Decrease)                Average
                                Balance      Amount        %         Balance       Amount         %        Balance
                                -------      ------      ----        -------       ------       ----       -------
Funding uses:
   Loans                       $65,243      $7,752      13.48%      $57,491       $3,397       6.28%      $54,094
   Investment securities:
      Held-to-maturity           8,110      (2,196)     (21.31)      10,306       (5,076)     (33.00)       15,382
      Available-for-sale         8,319       (155)       (1.83)       8,474         (949)     (10.07)        9,423
   Federal funds sold            4,350      (2,616)     (37.55)       6,966          367        5.56         6,599
                               -------      ------                  -------       ------                   -------
         Total  uses           $86,022      $2,785                  $83,237      $(2,261)                  $85,498
                               =======      ======                  =======      =======                   =======

Funding sources:
   Demand deposits:
     Noninterest-bearing       $11,197      $3,420      43.98%      $7,777        $1,766       29.38%      $ 6,011
     Interest-bearing           13,072       1,295       11.00       11,777          573        5.11        11,204
   Savings deposits             24,046         541        2.30       23,505        2,734       13.16        20,771
   Time deposits                34,806      (3,101)      (8.18)      37,907        2,736        7.78        35,171
   Other borrowed funds          1,821       1,703    1,443.22          118       (6,426)     (98.20)        6,544
                               -------      ------                  -------       ------                 --- -----
          Total sources        $84,942      $3,858                  $81,084       $1,383                  $ 79,701
                               =======      ======                  =======       ======                  ========

----------
*Includes held-to-maturity and available-for-sale securities

Investment Securities and other Short-term Investments

     Average investment securities and federal funds sold, in the aggregate, decreased by $5.0 million in 1996, or 19%, compared to 1995 and $5.6 million, or 18%, during 1995 compared with 1994. The decline in investments and federal funds during 1996 and 1995 is attributed to a shift in investable funds to higher yielding loans to enhance the Bank's net interest margin while maintaining adequate liquidity.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

     As reflected in Table 4, the assumed average maturity of the investment portfolio was 3.6 years at year-end 1996. Approximately 40% of the portfolio consists of mortgage-backed pass-through securities which have longer-term contractual maturities but are sometimes paid-off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

Table 4---Analysis of Investment Securities




                                                     After One But           After Five But           After Ten
(Dollars in thousands)        Within One Year      Within Five Years       Within Ten Years             Years
                              Amount    Yield      Amount       Yield     Amount    Yield          Amount    Yield      Total
                              ------    -----      ------       -----     ------    -----          ------    -----      -----


U.S. Treasury                   $999      5.33%     $1,641       5.78%     $  --        --          --         --       $ 2,640
                                                                              --        --                     --

Other government
  securities                     --        --        3,499       6.61       2,097      7.67%        --         --         5,596
                                                                                                  ----         --

Other investments                                     --                                           316        6.00%         316
                                                                                                  ----       -----
Mutual funds                     80       5.29        --                                                                     80
                                                      --
Corporate security                                      15       4.15%                                                       15
                                                    ------      -----                                                   -------

Mortgage-backed securities                                                                                                5,813
                                                                                                                        =======
    Total securities           $1,079               $5,155                 $2,097       --         316                  $14,460
                               ======               ======                 ------      ----       ====                  =======

Average maturity                                                                                                    3.60 years


----------
     The above table sets forth the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

     Average loans increased approximately $7.8 million, or 13.48%, in 1996 compared with an increase of $4.2 million, or 7.95%, in 1995. The increase in loans during 1996 was primarily due to the origination of more than $5 million in student loans. In addition, during 1996 commercial loans increased $2.1 million while residential mortgage loans declined approximately $650 thousand due to paydowns and payoffs of loans acquired in prior years. In February 1997, the Bank sold $4.9 million in student loans to reduce the data processing expense associated with servicing these loans and to make funds available to originate higher yielding commercial loans. To head off potential interest rate risk exposure, in March 1995, the Bank sold $10.2 million fixed rate residential mortgage loans. Throughout 1995 and 1996, the Bank replaced these loans primarily with variable rate SBA originated and/or purchased loans and guaranteed student loans. As a result, the Bank ended 1996 with a loan-to-deposit ratio of 78% versus a 73% ratio at December 31, 1995.

     The Bank's policy is to make its loans and commitments in the market area it serves. However, due to the relatively slow loan demand in 1994 and 1995, the Bank purchased a significant portion of its loan portfolio to adequately match its level of deposits and to improve the net interest margin. During 1996, the Bank had originations and a strong pipeline of loans located within the Philadelphia region.

Table 5---Loans Outstanding, net of unearned income


(Thousands of Dollars)                                            December 31
                                              1996        1995        1994        1993         1992
                                              ----        ----        ----        ----         ----
Commercial and industrial                  $10,107      $8,021     $ 3,037      $2,729       $3,828
Commercial real estate                         649         627       1,608       1,735        1,211
Consumer loans                              17,340      16,254       9,503       3,275        1,442
Residential mortgages                       36,622      37,271      39,398      28,691           --
Loans held-for-sale                          4,906          --      10,223      13,118           --
                                             -----     -------     -------     -------       ------
            Total Loans                    $69,624     $62,173     $63,769     $49,548       $6,481
                                           =======     =======     =======     =======       ======



Table 6---Loan Maturities and Interest Sensitivity



(Thousands of dollars)                                After One But
                                                      Within Five
                                    Within One Year   Years          After Five Years      Total
                                    ---------------   -------------  ----------------     --------

Commercial and industrial             $ 2,335          $ 2,357          $ 5,415            $10,107
Commercial real estate                     52              543               54                649
Consumer loans                          1,754           18,622            1,870             22,246
Residential mortgages                     -                -             36,622             36,622
                                      -------          -------          -------            -------
            Total Loans               $ 4,141          $21,522          $43,961            $69,624
                                      -------          -------          -------            -------
Loans   maturing  after
  one  year with:
       Fixed interest rates           $38,478
       Variable interest rates        $27,005

Deposits

     Average deposits, including noninterest-bearing deposits grew approximately $2.2 million, or 2.6% in 1996 compared to $7.8 million, or 11%, during 1995. Beginning in 1995, the Bank strategically planned to counterbalance the impact of its prior years' deposit acquisitions from the RTC that were concentrated in the areas of savings and time deposits which are typical of savings and loan institutions. While these deposits served as an addition to the Bank's core deposit base, they also had the effect of increasing the Bank's cost of funds as noninterest-bearing deposits were minimal. During 1995, the Bank designed two new demand deposit products ("free" checking and "entrepreneurial-25" checking) to meet the needs of the community and to generate additional low-cost deposits. As a result, during 1996, noninterest-bearing deposits grew approximately $3.8 million.

Table 7---Deposits by Class and Rate

                                         Years Ended December 31

(Thousands of dollars)             1996                      1995                      1994
                                   ----                      ----                      ----
                            Amount         Rate         Amount         Rate         Amount         Rate
                            ------         ----         ------         ----         ------         ----

Noninterest-bearing        $11,197           0%        $ 7,777           0%        $ 5,984           0%
Demand
deposits
Interest-bearing demand     13,072        2.25%         11,777        2.49%        $11,204        2.47%
     deposits
Savings deposits            24,046        2.10%         23,505        2.22%        $20,771        2.29%
Time deposits               34,806        4.74%         37,907        4.54%        $35,171        3.81%


Other Borrowed Funds

     The average balance for other borrowed funds increased $1.7 million, or 1,443.22%, in 1996 compared to 1995 and decreased $6.4 million, or 98.2%, in 1995 compared to 1994. The increase in other borrowed funds is primarily related to a reverse repurchase agreement the Bank entered into in 1996. The level of other borrowed funds is dependent on many items such as loan growth, deposit growth and interest rates paid for these funds. The decline in 1995 was due to regulatory capital constraints which did not allow for further leveraging of the Bank's balance sheet.


Nonperforming Loans

     Table 8 reflects the Bank's nonperforming loans for the last 5 years. The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well-collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available.

Table 8---Nonperforming Loans


(Thousands of dollars)                        1996             1995              1994             1993             1992
                                              ----             ----              ----             ----             ----
Nonaccrual loans                              $800             $949              $572             $500             $117
Interest   income   included   in  net
  income for the  year                           6               23                --               --               --

Interest  income  that would have been
  recorded  under original terms                45               37                41               $6               --

Loans past due 90 days, still accruing         408               10                --               --               --


     There is no known information about possible credit problems other than those loans classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At December 31, 1996, approximately 24% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 1996, none of these loans are nonperforming.

     The level of nonaccrual loans during 1996 and 1995 is primarily attributable to the aging of the residential mortgage loan portfolios the Bank acquired in 1993 and 1994. At December 31, 1996 and 1995, approximately $327 thousand and $539 thousand, respectively, of the total nonaccrual loans were residential mortgages while the remaining balance consisted primarily of loans with SBA guarantees of principal. The underlying collateral and guarantees minimize the risk of loss associated with these loans. Loans past due 90 days and still accruing consist primarily of student loans for which there is a 98% guarantee of principal and interest

Allowance for Loan Losses

     The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount and quality of nonperforming loans. Table 9 presents the allocation of loan losses by major category for the past 4 years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be re-allocated in the future to reflect then-current conditions.

Table 9---Allocation of allowance for Loan Losses

                                     1996                    1995                    1994                     1993
                                     ----                    ----                    ----                     ----
                                                                                        Percent of              Percent of
                                      Percent of               Percent of                Loans in                Loans in
(Thousands of dollars)                 Loans in                 Loans in                   Each                    Each
                                         Each                     Each                   Category                Category
                                     Category to               Category to               to Total                to Total
                             Amount  Total Loans       Amount  Total Loans      Amount     Loans        Amount     Loans
                             ------  -----------       ------  -----------      ------     -----        ------     -----

Commercial and                $222      14.52%          $113     12.90%         $226       4.76%        $ 96         5.5%
     industrial
Commercial real estate          13        .93             13      1.01            30       2.52           99         3.5
Residential mortgages          245      52.60            246     59.95           429      77.82          426        84.4
Consumer loans                  44      31.95             65     26.14            41      14.90            8         6.6
Unallocated                      4                        39       --                                     --        --
                              ----      ----            ----     ----           ----      ----          ----      ----
                              $528       100%           $476      100%          $726       100%         $629       100%
                              ====      ====            ====     ====           ====      ====          ====      ====

   Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.

Table 10-Analysis of Allowance for Loan Losses


                                                                  Years ended December 31

(Thousands of dollars)                         1996         1995          1994          1993         1992
                                               ----         ----          ----          ----         ----
Balance at January 1                          $476         $726          $629          $191         $ --
Charge-offs:
     Commercial and industrial                 (17)        (195)         (298)          (77)          --
     Commercial real estate                     --           --                          --           --
     Residential mortgages                      --           --                          --           --
     Consumer loans                            (25)         (5)           (44)          (21)          --
                                               ----         ---           ----         ----         ----
                                               (42)        (200)         (342)          (98)          --
Recoveries--Consumer loans                       9            6             3            --           --
Net charge-offs                                (33)        (194)         (339)          (98)          --
Additions charged to operations                 85           78           385            110          191
Allowance allocated to acquired loans           --           --           185            426          --

Allowance  previously allocated to
 sold loans                                     --         (134)         (134)           --           --
                                               ----       -----         -----          ----         ----

Balance at December 31                         $528        $476          $726          $629         $191
                                               ====        ====          ====          ====         ====
Ratio of net  charge-offs  to average
  loans outstanding                            .05%        .34%          .63%          1.2%          --
                                               ====        ====          ====          ====         ====

----------

The amount charged to operations and the related balance in the allowance for loan losses is based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

Liquidity and Interest Rate Sensitivity Management

     The primary functions of asset/liability management are to assure adequate liquidity and maintain appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

   The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 1996, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The  Bank's  principal  sources  of  asset  liquidity  include   investment
securities  consisting   principally  of  U.S.  Government  and  agency  issues,
particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $1.1 million at December 31, 1996, representing 7.5% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $4.1 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of deposits of $100,000 or more.

Table 11---Maturity of Deposits of $100,000 or More

                                                     (Thousands of dollars)
3  months  or less                                           $10,900
Over 3 through 6 months                                        2,780
Over 6 months through 1 year                                     111
Over 1 through five years                                        211
Over five years                                                  --
                                                             -------
     Total                                                   $14,002
                                                             =======

     Interest-rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1996, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At December 31, 1996, a liability sensitive position is maintained on a cumulative basis through 1 year of -5.96% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames making the analysis more reflective of the Bank's historical experience.

Table 12---Interest Sensitivity Analysis


                                                     Interest Rate Sensitivity Gaps
                                                          As of December 31, 1996

                                                      Greater than   Greater than     Greater than
                                          0 to 3        3 to 6          6 to 12          1 to 5       Greater than
(Thousands of dollars)                    months        months          months            years         5 years      Cumulative
----------------------                    ------        ------          ------            -----         -------      ----------

Interest-sensitive assets
Time deposits                           $    103       $    176        $     41          $   --        $     --       $    320
Investment securities:
   Held-to-maturity                        1,887           --              --             4,492           2,098          8,477
   Available-for-sale                      4,114           --              --               663           1,206          5,983
Federal funds sold                         5,380           --              --              --              --            5,380
Fixed rate loans                             203            137             271           2,726          35,346         38,683
Floating rate loans                       24,737           --             5,273             131            --           30,141
                                        --------       --------        --------        --------        --------       --------

   Total interest-sensitive assets        36,424            313           5,585           8,012          38,650         88,984
                                        --------       --------        --------        --------        --------       --------
Cumulative totals                         36,424         36,737          42,322          50,334          88,984
                                        --------       --------        --------        --------        --------

Interest-sensitive liabilities
Interest checking accounts                   114            342           1,415           2,693            --            4,564
Money market accounts                        317            952           3,933           7,485            --           12,687
Savings accounts                             484          1,451           5,996          11,412            --           19,343
Certificates less than $100,000            7,308          6,004           5,943           6,517            --           25,772
Certificates greater
  than $100,000                           10,900            933           1,847             111             211         14,002
Long-term debt                              --             --              --                75            --               75
                                        --------       --------        --------        --------        --------       --------

   Total Interest-sensitive
     liabilities                          19,123          9,682          19,134          28,293             211         76,443
                                        --------       --------        --------        --------        --------       --------
Cumulative totals                         19,123         28,805          47,939          76,232          76,443
                                        ========       ========        ========        ========        ========

Interest sensitivity gap                  17,301         (9,369)        (13,549)        (20,281)         38,439
                                        ========       ========        ========        ========        ========
Cumulative gap                            17,301          7,932          (5,617)        (25,898)         12,542
                                        ========       ========        ========        ========        ========
Cumulative  gap/total
   earning assets                          19.44%           8.91%          (6.31)%        (29.11)%        14.09%
                                        ========        ========        ========        ========       ========

Interest-sensitive assets to
   interest-sensitive liabilities           1.90             .03             .29             .28         183.18
                                        ========        ========        ========        ========       ========


----------
Loan balances have been reduced for nonperforming loans.

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates

     In June 1996,  banking  regulators issued a "Joint Agency Policy Statement:
Interest Rate Risk" (FDICIA 305). The agencies agreed that the focus should be on the risk to both net interest income (or net income) as outlined in Table 12 in the traditional gap analysis and economic (or fair) value of equity. The premise is that changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. However, changes in interest rates also affect the underlying economic value of the bank's assets, liabilities and off-balance-sheet instruments because the present value of future cash flows and, in some cases, cash flows themselves, change when interest rates change. The combined effects of the changes in these present values reflect the change in the bank's underlying economic value. At a minimum, this Policy Statement requires that policies and procedures be implemented to determine acceptable levels of interest rate risk exposure, given the Bank's profile and capital position and to monitor and control the Bank's overall interest-rate risk. The regulators did not quantify the impact on capital standards in their policy statement, but left it up to banks to determine their own limits, with a minimum requirement based on exposure to a +/- 200 basis point rate change.

     The Bank has revised its policies and procedures to conform with FDICIA 305 and has established a policy limit of +/- 3% as an acceptable fair value equity change in a +/- 200 basis point rate shock environment. Management performs a fair value simulation which demonstrates the fair value of equity increasing
 .75% if rates decrease 200 basis points and declining 1.70% if rates increase +200 basis points. This analysis confirms that the Bank has more exposure to increasing rates than to decreasing rates.

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not significant as it is within the Bank's policy limits at December 31, 1996. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

     1. Limit jumbo certificates of deposit (CDs) and movement into money market deposit accounts and short-term CDs through pricing and other marketing strategies.

     2.   Purchase  quality  loan  participations   with  appropriate   interest
          rate/gap match for the Bank's balance sheet.

     3.   Restructure the Bank's investment portfolio.

     The Board of Directors has determined that active supervision of the interest-rate spread between yield on earnings assets and cost of funds will decrease the Bank's vulnerability to interest-rate cycles.

Capital Resources

     Total shareholders' equity decreased approximately $711 thousand during 1996 compared to an increase of approximately $671 thousand in 1995. The decrease during 1996 was due to the net loss the Bank experienced, most of which came as a result of the $485 thousand SAIF Special Assessment. However, the decrease was offset by approximately $139 thousand in proceeds from the issuance of common stock during the year.

     The increase in 1995 was primarily the result of $250 thousand from the issuance of preferred stock in 1995. In addition, approximately $722 thousand in common stock was sold during the year. The proceeds from the issuance of stock have been used to stabilize the Bank's capital and absorb the impact of the Bank's growth and expansion.

     The Federal Reserve Bank's ("FRB") standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital. The FRB requires "de novo" banks to maintain a primary capital ratio of 9%. As of March 23, 1995, the Bank's third-year anniversary, the Bank was no longer considered "de novo" by the FRB for purposes of capital requirements. Therefore, the Bank must meet only the normal minimum ratios outlined above.

     As indicated in Table 13, the Bank's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale to the public as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

Table 13--Capital Ratios



(Dollars in thousands)                           1996             1995             1994
                                                 ----             ----             ----
 Tier 1 Capital                                $ 6,558          $ 6,991          $ 6,746
 Tier 2 Capital                                    504              476              601
                                               -------          -------           ------
     Total qualifying capital                  $ 7,062          $ 7,467          $ 7,347
                                               =======          =======           ======
 Risk-adjusted  total assets
  (including off-balance-sheet exposures)      $40,306          $51,560          $48,541
 Tier 1 Risk-based capital ratio                16.27%           13.56%           13.90%
 Total (Tier I and II)
   Risk-based  capital ratio                    17.52%           14.48%           15.14%
 Tier 1 Leverage ratio                           7.09%            8.07%            7.12%


Regulatory Matters

     In May 1995, as a result of a regulatory examination completed in February 1995, the Bank entered into a Memorandum of Understanding with its primary regulator with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings plan, and addressing interest-rate sensitivity risks through the development of systems for monitoring the risks. Effective July 26, 1996, the Memorandum of Understanding was terminated as a result of the Bank's full compliance with its terms as determined in an examination completed as of March 31, 1996 and noted improvements in the Bank's policies and procedures, internal controls and capital position. At December 31, 1996, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators, and prohibits the Bank and the Company from issuing long-term debt.

Cautionary Statement

Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based upon various assumptions (some of which are beyond the control of United Bank and United Bancshares, Inc.), may be identified by reference to a future period, or periods, or by the use of forward looking terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to economic growth; governmental monetary policy including interest-rate policies of the Federal Reserve Board; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of the securities and capital markets; acquisitions; consumer spending and savings; expense levels; tax, securities, and banking laws and prospective legislation.

ITEM 8 - FINANCIAL STATEMENTS


                         Report of Independent Auditors


To the Shareholders and Board of Directors
United Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994, the Company changed its method of accounting for investment securities.




                                        /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 24, 1997

                             United Bancshares, Inc.

                           Consolidated Balance Sheets



                                                                            December 31
                                                                   ----------------------------
                                                                       1996             1995
                                                                       ----             ----

Assets
Cash and due from banks                                            $  3,544,110    $  2,620,372
Interest bearing deposits with banks                                    320,202         305,175
Federal funds sold                                                    5,380,000       7,900,000
                                                                   ------------    ------------
Cash and cash equivalents                                             9,244,312      10,825,547


Investment securities:
    Held to maturity, at amortized cost (market value $8,489,053 and $8,083,685 in 1996 and 1995, respectively)
                                                                      8,476,638       8,070,348
    Available-for-sale, at market value                               5,983,461       8,669,695


Loans held for sale (market value $5,016,851)                         4,906,455            --
Loans, net of unearned discount of $428,768 and
    $493,278 in 1996 and 1995, respectively                          64,717,914      62,172,571
Less allowance for loan losses                                         (527,507)       (476,132)
                                                                   ------------    ------------


Net loans                                                            69,096,862      61,696,439


Bank premises and equipment, net                                      1,788,937       1,685,617
Accrued interest receivable                                           1,376,416       1,197,423
Deferred branch acquisition costs (net of accumulated
    amortization of $218,525 and $139,803 in 1996 and 1995,
    respectively)                                                       154,475         233,197
Prepaid expenses and other assets                                       648,300         256,946
                                                                   ------------    ------------
                                                                   $ 96,769,401    $ 92,635,212
                                                                   ============    ============



                                                                            December 31
                                                                   ----------------------------
                                                                       1996             1995
                                                                       ----             ----

Liabilities and Shareholders' Equity

Demand deposits, noninterest-bearing                               $ 12,393,256    $  8,568,450
Demand deposits, interest-bearing                                    13,126,327      11,911,190
Savings deposits                                                     23,484,301      22,997,104
Time deposits, $100,000 and over                                     14,001,981      13,544,983
Time deposits                                                        25,755,106      27,206,277
                                                                   ------------    ------------
                                                                     88,760,971      84,228,004

Long-term debt                                                           74,561         103,962
Accrued interest payable                                                525,161         489,234
Accrued expenses and other liabilities                                  650,040         344,177
                                                                   ------------    ------------
Total liabilities                                                    90,010,733      85,165,377

Shareholders' equity:
    Preferred Stock Series A, non-cumulative, 6%,
       $.01 par value, 500,000 shares authorized,
       93,150 issued and outstanding in 1996 and 1995                       932             932
    Common Stock, $.01 par value; 2,000,000 shares
       authorized; 816,355 and 802,480 issued and outstanding in
       1996 and 1995, respectively                                        8,163           8,024
    Additional paid-in-capital                                       10,348,989      10,210,580
    Accumulated deficit                                              (3,618,692)     (2,786,937)
    Net unrealized gains on securities
       available-for-sale                                                19,276          37,236
                                                                   ------------    ------------
Total shareholders' equity                                            6,758,668       7,469,835
                                                                   ------------    ------------
                                                                   $ 96,769,401    $ 92,635,212
                                                                   ============    ============



See accompanying notes.

                             United Bancshares, Inc.

                      Consolidated Statements of Operations


                                                                 Year ended December 31
                                                   ------------------------------------------------
                                                        1996              1995              1994
                                                        ----              ----              ----
Interest income:
    Interest and fees on loans                      $ 5,566,650       $ 5,157,578       $ 4,641,902
    Interest on investment securities                   977,117           984,190         1,128,973
    Interest on federal funds sold                      224,594           392,781           254,230
    Interest on time deposits with other banks           20,519            19,474             2,079
                                                    -----------       -----------       -----------
Total interest income                                 6,788,880         6,554,023         6,027,184

Interest expense:
    Interest on time deposits                         1,650,740         1,722,086         1,341,179
    Interest on demand deposits                         294,363           292,531           276,597
    Interest on savings deposits                        506,458           521,164           476,397
    Interest on borrowed funds                           78,629             6,375           167,459
                                                    -----------       -----------       -----------
Total interest expense                                2,530,190         2,542,156         2,261,632

Net interest income                                   4,258,690         4,011,867         3,765,552
Provision for loan losses                                85,000            78,166           384,739
                                                    -----------       -----------       -----------
Net interest income after provision for loan
    losses                                            4,173,690         3,933,701         3,380,813

Noninterest income:
    Gain on sale of loans                                11,188             9,769           194,617
    Customer service fees                               907,557           655,480           546,281
    Resolution Trust Corporation fees                    90,000              --             303,450
    Gain (loss) on sale of investments                    9,157              --            (201,159)
    Other income                                         99,821            76,015            96,662
                                                    -----------       -----------       -----------
Total noninterest income                              1,117,722           741,264           939,851

Noninterest expense:
    Salaries, wages, and employee benefits            2,255,079         2,277,613         1,940,920
    Occupancy and equipment                             898,464           819,750           718,459
    Office operations and supplies                      509,158           504,050           703,535
    Marketing and public relations                      136,352            92,556           170,553
    Professional services                               266,955           297,743           240,880
    Data processing                                     811,531           620,831           511,136
    Deposit insurance assessments                       616,025           199,964           171,882
    Other  operating                                    629,603           641,804           610,702
                                                    -----------       -----------       -----------
Total noninterest expense                             6,123,167         5,454,311         5,068,067
                                                    -----------       -----------       -----------
Net loss                                            $  (831,755)      $  (779,346)      $  (747,403)
                                                    ===========       ===========       ===========

Loss per common share                                    $(1.03)           $(1.04)           $(1.01)
                                                    ===========       ===========       ===========

Weighted average number of common shares                810,729           749,055           742,359
                                                    ===========       ===========       ===========

See accompanying notes.

                Consolidated Statements of Stockholders' Equity

                  For the three years ended December 31, 1996



                                                                                                              Net
                                                                                                            Unrealized
                                     Series A   Series A                                                  Gains (Losses)
                                     Preferred  Preferred   Common     Common    Additional               on Securities    Total
                                       Stock      Stock      Stock      Stock      Paid-In   Accumulated   Available-  Shareholders'
                                      Shares     Amount     Shares     Amount      Capital     Deficit      For-Sale      Equity
                                      ------     ------     ------     ------      -------     -------      --------      ------


Balances, December 31, 1993             --       $  --      742,349   $742,349   $6,892,449   $(1,260,188)   $(31,972)   $6,342,638
Adjustment to beginning balance
   for change in accounting method                                                                             (4,500)       (4,500)
Conversion to $.01 par value                                          (734,926)     734,926
Net change in unrealized gains
   (losses) on available-for-sale
    securities                                                                                               (405,123)     (405,123)
Proceeds from issuance of
   preferred stock                    80,650       807                            1,612,351                               1,613,158
Net loss                                                                                         (747,403)                 (747,403)
                                      ------      ----      -------     ------   -----------  -----------    -------     ----------

Balances, December 31, 1994           80,650       807      742,349      7,423    9,239,726    (2,007,591)  (441,595)     6,798,770
Proceeds from issuance
   of preferred stock                 12,500       125                              249,875                                 250,000
Proceeds from issuance
   of common stock                                           60,131        601      720,979                                 721,580
Net change in unrealized
   gains (losses) on
   available-for-sale securities                                                                             478,831        478,831
Net loss                                                                                         (779,346)                 (779,346)
                                      ------      ----      -------     ------   -----------  -----------    -------     ----------

Balances, December 31, 1995           93,150       932      802,480      8,024    10,210,580   (2,786,937)    37,236      7,469,835

Proceeds from issuance
   of common stock                                           13,876        139       138,409                                138,548
Net change in unrealized
   gains (losses) on
   available-for-sale securities                                                                             (17,960)       (17,960)
Net loss                                                                                         (831,755)                 (831,755)
                                      ------      ----      -------     ------   -----------  -----------    -------     ----------

Balances, December 31, 1996           93,150      $932      816,356     $8,163   $10,348,989  $(3,618,692)   $19,276     $6,758,668
                                      ======      ====      =======     ======   ===========  ===========    =======     ==========


See accompanying notes.

                             United Bancshares, Inc.

                      Consolidated Statements of Cash Flows


                                                                             Year ended December 31
                                                               ----------------------------------------------------
                                                                     1996              1995              1994
                                                                     ----              ----              ----

Cash flows from operating activities
Net loss                                                       $   (831,755)      $   (779,346)      $   (747,403)
Adjustments to reconcile net loss to net cash used in
operating activities:
       Provision for loan losses                                     85,000             78,166            384,739
       Gain on sale of loans                                        (11,188)            (9,769)          (194,617)
       Depreciation and amortization                                512,045            446,825            511,919
       Realized investment securities (gains) losses                 (9,157)              --              201,159
       Purchase adjustment loan loss reserve                           --                 --              183,963
       (Increase) decrease in accrued interest receivable
          and other assets                                         (570,347)           214,256           (919,636)
       Increase (decrease) in accrued interest payable
          and other liabilities                                     341,790            (39,690)          (726,298)
                                                               ------------       ------------       ------------
Net cash used in operating activities                              (483,612)           (89,558)        (1,306,174)

Cash flows from investing activities
Purchase of available-for-sale investments                       (4,154,304)           (48,088)        (9,245,706)
Purchase of held-to-maturity investments                         (6,095,331)              --          (36,028,161)
Proceeds from maturity and principal
    reductions of available-for-sale investments                  2,218,412          2,209,082            821,479
Proceeds from maturity and principal
    reductions of held-to-maturity investments                    5,692,377            405,313         41,333,137
Proceeds from sales of available-for-sale investments             4,571,601               --            3,657,784
Net increase in loans                                            (7,474,235)        (9,781,349)        (1,566,586)
Residential mortgage loans acquired                                    --                 --          (25,590,675)
Residential mortgage loans sold to other institutions                  --           11,097,892         12,635,217
Proceeds from deposits acquired in branch  acquisitions                --                 --           22,827,507
Purchase of premises and equipment                                 (498,257)          (391,789)          (805,025)
                                                               ------------       ------------       ------------
Net cash (used in) provided by investing activities              (5,739,737)         3,491,061          8,038,971

Cash flows from financing activities
Net increase (decrease) in deposits                               4,532,967         (3,222,789)        (4,358,170)
Repayments on long-term debt                                        (29,401)           (27,951)           (26,543)
Net proceeds from issuance of common stock                          138,548            721,580               --
Net proceeds from issuance of preferred stock                          --              250,000          1,613,158
                                                               ------------       ------------       ------------
Net cash provided by(used in) financing activities                4,642,114         (2,279,160)        (2,771,555)
(Decrease) increase in cash and cash equivalents                 (1,581,235)         1,122,343          3,961,242
Cash and cash equivalents at  beginning of year                  10,825,547          9,703,204          5,741,962
                                                               ------------       ------------       ------------
Cash and cash equivalents at end of year                       $  9,244,312       $ 10,825,547       $  9,703,204
                                                               ============       ============       ============

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                         $  2,502,283       $  2,511,995       $  1,802,558
                                                               ============       ============       ============

See accompanying notes.

                             United Bancshares, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996
                    (in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

In April 1993, the shareholders of United Bank of Philadelphia ("UBP" or "the Bank") voted in favor of the formation of a bank holding company, United Bancshares, Inc. ("UBS" or "the Company"). Accordingly, in October 1994, UBS became a one bank holding company in conjunction with the issuance of its common shares in exchange for the common shares of UBP. This transaction was accounted for in a manner similar to a pooling of interests and, accordingly, the consolidated financial statements of the Company include the accounts of the Bank for all periods presented.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of UBS and its wholly-owned subsidiary, UBP. All significant intercompany transactions and balances have been eliminated.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold on an overnight basis.

Investment Securities

Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this standard, debt securities that the Bank has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Debt securities that the Bank does not have positive intent to hold to maturity are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity net of related income tax effects.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Investment Securities (continued)

Prior to January 1, 1994, the Bank classified debt securities as held-for-investment and carried them at cost, adjusted for amortization of premium and accretion of discount, which are recognized as adjustments to income. Application of the new rules resulted in a decrease of approximately $4,500 in shareholders' equity as of January 1, 1994, representing the recognition in shareholders' equity of net unrealized depreciation for the Bank's investment in debt and equity securities determined to be available for sale, previously carried at amortized cost.

Gains and losses on the sale of securities are determined by the specific identification method.

Loans

Loans are stated at the amount of unpaid principal reduced by net unearned discount and an allowance for loan losses. Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount. It is the Bank's policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of ninety days except when, in management's judgment, the collection of principal and interest is reasonably anticipated or adequate collateral exists (including a loan impaired under SFAS 114). Interest received on non accrual loans is either applied against principal or reported as interest income according to management's judgment as to collectibility of principal. When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as non-performing.

Unearned discount is amortized over the weighted average maturity of the mortgage loan portfolio.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the loan.

Loans held for sale are carried at the aggregate of lower of cost or market value.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

For purchased loans, the discount remaining after the loan loss allocation is being amortized over the remaining life of the purchased loans using the interest method.

Allowance for Loan Losses

The Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" effective January 1, 1995. Under SFAS 114, the allowance for loan losses related to "impaired loans" is based on the discounted cash flows using the impaired loan's initial effective interest rate as the discount rate, or the fair value of the collateral for collateral dependent loans. A loan is impaired when it meets the criteria to be placed on non-accrual status. Loans which are evaluated for impairment pursuant to SFAS 114 are assessed on a loan-by-loan basis, and include only commercial non-accrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, and residential mortgages, are evaluated collectively for impairment. The adoption of these standards did not have any impact on the Bank's financial position or results of operations.

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the loan portfolio. The allowance is increased by provisions charged to operating expenses and reduced by charge-offs net of recoveries. Management's determination of the adequacy of the allowance is based on continuous credit reviews of the loan portfolio, consideration of the current economic conditions, review of specific problem loans, and other relevant factors. This evaluation is subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the related lease term or the useful life of the assets.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Income Taxes

The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

Loss per share is based on the weighted average common shares outstanding during each period.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Management's Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of previous years' financial statements were made to conform with the 1996 presentation.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



2. Cash and Due from Bank Balances

The Bank maintains various deposit accounts of $808,000 at December 31, 1996 with other banks to meet normal funds transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 1996.

3. Investments

The amortized cost,  gross  unrealized  holding gains and losses,  and estimated
market  value  of  the   available-for-sale   and  held-to-maturity   investment
securities by major security type at December 31, 1996 are as follows:



                                                            Gross            Gross
                                                          Unrealized        Unrealized          Market
                                      Amortized Cost        Gains           (Losses)            Value
                                      --------------        -----           --------            -----
Available-for-sale:
    U. S. Treasury Securities           $   648,385      $      --         $    (1,277)      $   647,108
    Corporate securities                     14,865             --                 (36)           14,829
    Mortgage-backed securities            4,904,609           20,589              --           4,925,198
                                        -----------      -----------       -----------       -----------
    Total debt securities                 5,567,859           20,589            (1,313)        5,587,135
    Investments in mutual funds              80,326             --                --              80,326
    Other investments                       316,000             --                --             316,000
                                        -----------      -----------       -----------       -----------
                                        $ 5,964,185      $    20,589       $    (1,313)      $ 5,983,461
                                        ===========      ===========       ===========       ===========

Held-to-maturity:
    U.S. Treasury securities            $ 1,993,459      $       128       $      --         $ 1,993,587
    Other Government securities           5,595,569           20,917              --           5,616,486
    Mortgage-backed securities              887,610             --              (8,630)          878,980
                                        -----------      -----------       -----------       -----------
    Total debt securities               $ 8,476,638      $    21,045       $    (8,630)      $ 8,489,053
                                        ===========      ===========       ===========       ===========

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



3. Investments (continued)

The amortized cost,  gross  unrealized  holding gains and losses,  and estimated
market  value  of  the   available-for-sale   and  held-to-maturity   investment
securities by major security type at December 31, 1995 are as follows:



                                                           Gross              Gross
                                                         Unrealized         Unrealized          Market
                                    Amortized Cost         Gains             (Losses)           Value
                                    --------------         -----             --------           -----
Available-for-sale:
    Corporate securities              $    58,358       $      --          $      (330)       $    58,028
    Mortgage-backed securities          8,210,341            61,778            (24,213)         8,247,906
                                      -----------       -----------        -----------        -----------
    Total debt securities               8,268,699            61,778            (24,543)         8,305,934
    Investments in mutual funds            76,161              --                 --               76,161
    Other investments                     287,600              --                 --              287,600
                                      -----------       -----------        -----------        -----------
                                      $ 8,632,460       $    61,778        $   (24,543)       $ 8,669,695
                                      ===========       ===========        ===========        ===========

Held-to-maturity:
    U.S. Treasury securities          $ 3,987,777       $    13,619        $      (466)       $ 4,000,930
    Other Government securities         2,999,738              --               (4,127)         2,995,611
    Mortgage-backed securities          1,082,833             4,311               --            1,087,144
                                      -----------       -----------        -----------        -----------
    Total debt securities             $ 8,070,348       $    17,930        $    (4,593)       $ 8,083,685
                                      ===========       ===========        ===========        ===========

Pursuant to the transition provisions of the FASB's Special Report on FAS 115 which allowed transfers from the held-to-maturity investment category to available-for-sale between November 15, 1995 and December 31, 1995, the Bank transferred investment securities with an amortized cost of $1,696,985 from held-to-maturity to available-for-sale. The related unrealized loss on these investment securities was $24,213.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



3. Investments (continued)

Maturities  of  investment  securities  classified  as  available-for-sale   and
held-to-maturity were as follows at December 31, 1996. Expected maturities may differ from contractual maturities.

                                                  Amortized           Market
                                                    Cost              Value
                                                    ----              -----

Available-for-sale:
    Due in  three months or less                  $     --         $     --
    Due after three months through one year             --               --
    Due after  one year through five years           663,249          661,937
    Due after five years through ten years              --               --
    Due after ten years                                 --               --
    Mortgage-backed securities                     4,904,609        4,925,198
                                                  ----------       ----------
Total debt securities                             $5,567,858       $5,587,135
                                                  ==========       ==========
Held-to-maturity:
    Due in  three months or less                  $  999,159       $  998,828
    Due after three months through one year             --               --
    Due after  one year through five years         4,492,505        4,492,244
    Due after 5 years through ten years            2,097,364        2,119,001
    Due after 10 years                                  --               --
    Mortgage-backed securities                       887,610          878,980
                                                  ----------       ----------
Total debt securities                             $8,476,638       $8,489,053
                                                  ==========       ==========

The proceeds from sales of investments in debt securities during 1996 were $4,571,601. Gross gains of $9,157 were realized on those sales. There were no sales of investments during 1995. The proceeds from sales of investments in debt securities during 1994 were $3,657,784. Gross losses of $201,159 were realized on those sales.

As of December 31, 1996 and 1995, investment securities with a book value of $8,378,429 and $11,999,804, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


4. Loans and Allowance for Loan Losses

The composition of the net loans is as follows at December 31:

                                     1996                1995
                                     ----                ----

Commercial and industrial       $ 10,106,925        $  8,020,697
Commercial real estate               649,026             626,638
Residential mortgages             36,621,993          37,271,312
Consumer loans                    22,246,425          16,253,924
                                ------------        ------------
Total loans                       69,624,369          62,172,571

Less:
Allowance for loan losses           (527,507)           (476,132)
                                ------------        ------------
Net loans                       $ 69,096,862        $ 61,696,439
                                ============        ============

Student loans held for sale at December 31, 1996 totaled $4,906,455 and are carried at the lower of cost or market.

As of December  31, 1996 and 1995,  the Bank had loans to certain  officers  and directors and their affiliated interests in aggregate dollar amount of approximately $819,000 and $185,000, respectively and held deposits of certain officers and directors at December 31, 1996 and 1995 of $196,000 and $144,000, respectively. During 1996, new loans to such related parties amounted to $759,000 and repayments amounted to $125,000. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other non related party transactions.

Non-accrual loans totaled approximately $800,000 and $949,000 as of December 31, 1996 and 1995, respectively.

At December 31, 1996 and 1995, unamortized deferred fees and costs totaled $120,439 and $32,456, respectively.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


4. Loans and Allowance for Loan Losses (continued)

Changes in the allowance for possible loan losses for the year ended December 31 are as follows:

                                                1996             1995            1994
                                                ----             ----            ----

Balance, beginning of period                 $ 476,132        $ 726,242        $ 628,855
Provision                                       85,000           78,166          384,739
Allowance allocated to acquired loans
                                                  --               --            185,765
Chargeoffs                                     (42,271)        (199,517)        (341,994)
Recoveries                                       8,646            5,500            3,042
Allowance previously allocated to sold
  loans                                           --           (134,259)        (134,165)
                                             =========        =========        =========
                                             $ 527,507        $ 476,132        $ 726,242
                                             =========        =========        =========



At December 31, 1996 and 1995, the recorded investment in loans that were on a nonaccrual basis and were considered to be impaired under SFAS 114 was $368,000 and $271,000, respectively. At December 31, 1996 and 1995, the related allowance for loan losses was $111,000 and $43,000, respectively. Impaired loans of $228,000 are SBA guaranteed and do not have an allowance for loan loss. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was approximately $353,000 and $406,000, respectively. For the years ended December 31, 1996 and 1995, respectively, the Bank recognized interest income on those impaired loans of $500 and $7,700.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. During 1996, approximately 24% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


5. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

                                                1996                1995
                                                ----                ----

Buildings and leasehold improvements        $   856,620         $   909,282
Furniture and equipment                       1,633,498           1,247,750
                                            -----------         -----------
                                              2,490,118           2,157,032
Less: accumulated depreciation                 (701,181)           (471,415)
                                            -----------         -----------
                                            $ 1,788,937         $ 1,685,617
                                            ===========         ===========

The Bank leases various premises under non-cancelable agreements which expire through the year 2006 and require minimum annual rentals. The minimum rental commitments under these leases are as follows:

      1997                  $  264,041
      1998                     275,160
      1999                     290,708
      2000                     297,330
      2001                     301,706
      Thereafter               518,665
                            ----------
      Total                 $1,947,610
                            ==========

In conjunction with the branch acquisitions discussed in Note 14, the Bank operated three branches under a 5-year free rent agreement. In November 1996, the Bank closed two of these branches and terminated the related leases. The Bank continues to operate one branch under a free-rent agreement for which the related lease expires on July 30, 1998. Upon expiration, the Bank has the option to purchase the building at a price equivalent to 93% of the appraised value.

The total rental expense included in the statement of operations for the years ended December 31, 1996, 1995, and 1994 was approximately $244,000, $261,000, and $280,000, respectively.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



6. Long-Term Debt

The Bank has a loan from PIDC-Local Development Corporation ("PIDC") which financed the acquisition of furniture and fixtures. The loan bears interest at 5% per annum. Principal and interest are paid in equal monthly payments of $2,827. The loan is secured by furniture, fixtures, and equipment of the Bank, and is further collateralized by the assignment of a $50,000 Certificate of Deposit with PNC Bank to PIDC. Scheduled repayment of the loan is as follows:

            1997                  $   30,895
            1998                      32,476
            1999                      11,190


7. Deposits

At December 31, 1996, the scheduled maturities of CDs are as follows:

                                           (Thousands of
                                              dollars)

            1997                             $32,891
            1998                               2,932
            1999                               1,397
            2000                                 733
            2001 and thereafter                1,804
                                             -------
                                             $39,757
                                             =======

8. Reverse Repurchase Agreements

During 1996, the Bank entered into sales of securities under agreements to repurchase identical securities or reverse repurchase agreements. The amounts advanced under these agreements represent short-term loans and would be reflected as a payable in the balance sheet when outstanding. The securities underlying the agreements are book-entry

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


8. Reverse Repurchase Agreements (continued)

securities and were held in custody by the counterparty to the transaction. There were no outstanding agreements at December 31, 1996. The average balance of reverse purchase agreements entered into during 1996 was $1.7 million and the maximum amounts outstanding at any month-end during 1996 was $10 million.

9. Capital Stock Offerings

In May 1996, UBS began its fourth offering of a maximum 250,000 shares of common stock at a price of $12 per share. As of December 31, 1996, UBS had received $83,012 and had issued 6,934 shares of common stock from this offering. This offering was limited to existing shareholders of record as of April 20, 1996. The offering terminated on December 31, 1996.

In June, 1994, UBS began a limited offering of its Series A Preferred Stock (non-cumulative 6%, $.01 par value) on a best efforts basis. The non-voting preferred stock was offered at a price of $20 per share with a minimum purchase of 750 shares and integral multiples thereof. During 1995, UBS had received $250,000 and had issued 12,500 shares of preferred stock from this offering. During 1994, UBS had received $1,613,158 and issued 80,650 shares of preferred stock from this offering. The offering terminated on December 31, 1995.

Upon the declaration of a common dividend, each of the Series A preferred shares will be accorded a non-cumulative dividend preference equal to 6% of the purchase price of the stock per annum prior to the payment of any dividend on account of any other class or series of UBS. No dividends were declared or paid during 1996, 1995 or 1994.

In April 1995, UBS began its third offering of a maximum 250,000 shares of common stock at a price of $12 per share. For every share purchased in this offering each investor received 3 warrants which allowed the purchase of one additional common share in each of the next three years, that is 1996, 1997, and 1998, at a price of $8.00, $9.00, and $10.00, respectively up to the amount purchased in this offering. As of December 31, 1995, UBS had received $221,580 and had issued 18,465 shares of common stock

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


9. Capital Stock Offerings (continued)

and 55,395 warrants from this offering. This offering was limited to existing shareholders of record as of April 21, 1995. The offering terminated on December 31, 1995. In 1995, UBS also received $500,000 and issued 41,666 shares of common stock. During 1996, UBS received $55,536 and issued 6,942 shares as a result of warrants exercised by shareholders to purchase common stock at a price of $8 per share. As of December 31, 1996, 36,930 warrants remain outstanding.

10. Income Taxes

The Bank accounts for income taxes in accordance with SFAS 109.

At December 31, 1996, the Bank has net operating loss carryforwards of approximately $3,271,000 for income tax purposes that begin to expire in 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,130,494 and $841,423 as of December 31, 1996 and 1995, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets as of December 31, 1996, and 1995 are as follows:


                                                             1996                1995
                                                             ----                ----
Deferred tax assets (liabilities):
    Preoperating costs                                  $     5,973         $    50,476
    Provision for loan losses                                 7,457              (3,976)
    FAS 115                                                  (6,554)            (12,660)
    Depreciation                                             24,318              14,408
    Net operating loss carryforwards                      1,112,149             835,831
    Other                                                   (12,849)            (42,656)
    Valuation allowance for deferred  tax assets         (1,130,494)           (841,423)
                                                        -----------         -----------
Net deferred tax assets                                 $        --         $        --
                                                        ===========         ===========


================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


11. Financial Instrument Commitments

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

Summaries of the Bank's financial instrument commitments are as follows at December 31:

                                           1996                1995
                                           ----                ----

Commitments to extend credit            $4,528,915          $6,857,398
Outstanding letters of credit              115,000             155,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and unused credit card lines. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

12. Fair Values of Financial Instruments

Fair value information about financial instruments is required to be disclosed, whether or not recognized in the statements of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


12. Fair Values of Financial Instruments (continued)

immediate settlement of the instrument. Certain financial instruments and all non financial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.



                                                                 December 31
                                                  1996                                1995
                                         Carrying                            Carrying
                                          Amount          Fair Value          Amount        Fair Value
                                          ------          ----------          ------        ----------

                                                               (in thousands)

Assets
Cash and cash equivalents                $  9,244          $  9,244          $10,825           $10,825
Securities                                 14,460            14,473           16,740            16,753
Loans held for sale                         4,906             5,017                -                 -
Loans, net of allowance                    64,190            65,554           61,696            64,341
    for loan loss
Liabilities
Demand deposits                            25,520            25,520           20,480            20,480
Savings deposits                           23,484            23,484           22,997            22,997
Time deposits                              39,757            39,577           40,751            40,675

Off-Balance Sheet
Commitments to extend credit
                                            4,529               (91)           6,857              (137)
Outstanding Letters of
    Credit                                    115                 -              155                 -



The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair value.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



12. Fair Values of Financial Instruments (continued)

Loans held for sale: Fair values are estimated using quoted rates based upon secondary market sources for similar loans.

Loans: The fair value of loans was estimated using discounted cash flow analysis which considered estimated prepayments and amortizations. Prepayments and discount rates were based on current marketplace estimates and pricing. Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans adjusted for their maturities with a spread to the Treasury yield curve.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market account) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation. The Treasury yield curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum.

Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.

13. Employee Compensation

The Bank has an employment agreement with its chief executive officer covering such items as salary, bonuses, and benefits. The agreement expires in 2000 and provides for guaranteed minimum annual compensation of $150,000 over the term of the contract. The contract, entered into on September 13, 1993 and amended January 1, 1994, also granted the chief executive officer the option to acquire up to 4% of the Company's stock as of December 31, 1993 at a price of $8.54 per share which was the book value at the date of grant. The contract, as amended on January 1, 1997, provides for a minimum contribution of $58,200 per year to the chief executive officer's retirement benefit. The Company made no stock-based compensation awards to any employee during 1996 or 1995.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


14. Branch Acquisitions

On September 23, 1994, the Bank acquired one branch with approximately $7 million dollars in deposits from Central Pennsylvania Savings Association ("Central Penn").

On June 24, 1994, the Bank acquired one branch with approximately $15.9 million in deposits of Ukrainian Federal Savings Association ("Ukrainian") from the Resolution Trust Corporation.

On July 28, 1993, the Bank acquired two branches with approximately $11.8 million in deposits of Chase Federal Savings and Loan Association ("Chase").

On August 27, 1993, the Bank acquired three branches with approximately $97 million in deposits of Home Unity Savings and Loan Association ("Home Unity") from the RTC and immediately sold one branch with deposits of $34.5 million to PNC Bank.

The Bank incurred approximately $149,000 and $224,000 in 1994 and 1993, respectively, in consulting and other costs directly related to these branch acquisitions which have been deferred and are being amortized over 5 years. Amortization for the years ended December 31, 1995, 1994, and 1993 totaled approximately $78,700, $78,700, and $58,900, respectively.

15. Loan Sales and Acquisitions

In March 1995, the Bank sold approximately $10.2 million fixed rate residential mortgage loans. There was no gain or loss on this sale transaction. At December 31, 1994, these loans were classified as held for sale.

Pursuant to the acquisition of Chase and Home Unity branches in 1993, the Bank acquired loans with outstanding principal balances totaling $107.6 million for $104.4 million, net of a discount of $3.2 million. The Bank immediately sold
$64.8 million of these loans at a net gain of $2.6 million. The Bank retained the remaining $42.8 million of these loans and allocated $426,000 of the remaining discount to an allowance for loan losses to cover potential losses in the acquired and retained portfolio. The discount remaining after the loan loss allocation is being amortized over the remaining life of the retained loans using the interest method.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)



15. Loan Sales and Acquisitions (continued)

In 1994, the Bank acquired loans from other institutions with outstanding principal balances totaling $26.1 million for $25.6 million, net of a discount of $544,000. The Bank allocated $185,000 of the discount to an allowance for losses to cover potential losses in the acquired portfolio.

16. Resolution Trust Corporation Fee

Pursuant to the acquisition of the Ukrainian branch in June 1994, the Bank was granted an option to purchase residential real estate loans from the RTC equal to the amount of deposits acquired in the branch acquisition. However, the Bank found the pricing methodology used by the RTC to be unacceptable. The RTC then offered the Bank two options: (1) to exercise its right to purchase the loans using the current loan pricing or (2) to receive a fee equivalent to the accrued interest on the balance of the offered loan portfolio for which the interest accrual period began 45 days after the date of the branch acquisition and to waive its right to purchase loans from the RTC. Under protest, the Bank agreed to option (2) which required it to waive its right to purchase loans from the RTC. Also under protest, the Bank accepted the accrued interest as calculated by the RTC of approximately $303 thousand. The Bank disputed the RTC's calculation of accrued interest. During 1996, as a result of litigation, the Bank received a settlement for $90,000.

================================================================================
                             United Bancshares, Inc.
================================================================================


             Notes to Consolidated Financial Statements (continued)


17. Condensed Financial Information--Parent Company Only

United Bancshares, Inc.(Parent Company Only) Condensed Balance Sheets:

                                                             December 31
                                                      1996             1995
                                                      ----             ----
                                                       (Dollars in thousands)

Assets:
    Due from banks (subsidiary)                      $    186         $    186
    Investment in United Bank of Philadelphia           6,573            7,284
                                                     --------         --------
Total assets                                         $  6,759         $  7,470
                                                     ========         ========

Shareholders' equity:
    Preferred stock, Series A                        $      1         $      1
    Common stock                                            8                8
    Additional paid-in-capital                         10,349           10,210
    Accumulated deficit                                (3,618)          (2,786)
    Net unrealized gains on securities
       available-for-sale                                  19               37
                                                     --------         --------
Total shareholders' equity                           $  6,759         $  7,470
                                                     ========         ========

United Bancshares Inc. (Parent Company Only) Statement of Operations:

                                                Year ended December 31
                                         1996          1995          1994
                                         ----          ----          ----
                                                (Dollars in thousands)

Equity in net loss of subsidiary        $(832)        $(779)        $(747)
                                        -----         -----         -----
Net loss                                $(832)        $(779)        $(747)
                                        =====         =====         =====

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)




17. Condensed Financial Information--Parent Company Only (continued)

United Bancshares, Inc. (Parent Company Only) Statement of Cash Flows:



                                                               Year ended December 31
                                                         1996          1995         1994
                                                         ----          ----         ----

                                                                (dollars in thousands)
Operating activities
Net Loss                                               $  (832)      $  (779)      $  (747)
Adjustments
Equity in net loss of subsidiary                           832           779           747
                                                       -------       -------       -------
Net cash provided by operating activities                 --            --            --

Investing activities
Investment in subsidiary                                  (139)         (947)       (1,452)
                                                       -------       -------       -------
Net cash used by investing activities                     (139)         (947)       (1,452)

Financing activities
Issuance of preferred stock                               --             250         1,613
Issuance of common stock                                   139           722          --
                                                       -------       -------       -------
Net cash provided by financing activities                  139           972         1,613
                                                       -------       -------       -------
Increase in cash and cash equivalents                     --              25           161
Cash and cash equivalents at the beginning of the
    year                                                   186           161          --
                                                       -------       -------       -------
Cash and cash equivalents at the end of the year
                                                       $   186       $   186       $   161
                                                       =======       =======       =======

18. Regulatory Matters

The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics, Asians and women, and is subject to substantial competition from financial institutions in the Bank's service area. As a bank holding company and a banking subsidiary, UBS and the Bank, respectively, are subject to regulation by the Federal Reserve Board and the Pennsylvania
Department of Banking and are required to maintain capital requirements established by those regulators. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements. Prompt corrective actions range from the restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution's net assets. Failure to meet minimum capital requirements can initiate certain mandatory---possibly additional discretionary--actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines for prompt and corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

================================================================================
                             United Bancshares, Inc.
================================================================================

             Notes to Consolidated Financial Statements (continued)


18. Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events at December 31, 1996 that management believes have changed the institution's category. The continued ability of UBS and the Bank to meet the regulators' capital requirements will be dependent on the ability of UBS and the Bank to achieve profitable future operations and raise additional capital from investors. Potential risks and uncertainties that could affect the Bank's ability to achieve profitable future operating results and UBS' ability to raise capital include, without limitation, general economic conditions, expanded market share of the Bank's products and services, and the ability to diversify and expand the Bank's loan portfolio with profitable loans, the ability of the Bank to continue to create new, competitive and profitable products (such as noninterest bearing deposits) and services, the possibility of adverse publicity, and continued competitive and pricing pressure in the marketplace. A change in applicable law or regulation may also have a material effect on the Bank's business.

The Bank's actual capital amounts and ratios are as follows:


                                                                                     To be Well Capitalized
                                                     For Capital Adequacy           Under Prompt Corrective
   As of December 31,             Actual                   Purposes                    Action Provisions
                            -----------------        ---------------------          -----------------------
           1996:            Amount      Ratio        Amount        Ratio             Amount            Ratio
           -----            ------      -----        ------        -----             ------            -----

Total capital to risk-
 weighted assets:
      Consolidated          $7,062      17.52%      $3,224   Greater than/=8.00%      $4,031    Greater than/=10.00%
      Bank                  $6,876      17.06%      $3,224   Greater than/=8.00%      $4,031    Greater than/=10.00%
Tier 1 capital to risk-
 weighted assets:
      Consolidated          $6,558      16.27%      $1,612   Greater than/=4.00%      $2,418     Greater than/=6.00%
      Bank                  $6,372      15.81%      $1,612   Greater than/=4.00%      $2,418     Greater than/=6.00%
Tier   1   capital    to
 average  assets:
      Consolidated          $6,558       7.09%      $3,702   Greater than/=4.00%      $4,627     Greater than/=5.00%
      Bank                  $6,372       6.89%      $3,694   Greater than/=4.00%      $4,618     Greater than/=5.00%


================================================================================
                             United Bancshares, Inc.
================================================================================


             Notes to Consolidated Financial Statements (continued)


18. Regulatory Matters (continued)



                                                                                         To be Well Capitalized
                                                      For Capital Adequacy              Under Prompt Corrective
   As of December 31,             Actual                    Purposes                       Action Provisions
                            --------------------      --------------------              -----------------------
           1995:            Amount      Ratio       Amount       Ratio                   Amount           Ratio
           -----            ------      -----       ------       -----                   ------           -----


Total capital to risk-
 weighted assets:
      Consolidated          $7,467      14.48%      $4,125      Greater than/=8.00%      $5,156     Greater than/=10.00%
      Bank                   7,281      14.12%      $4,125      Greater than/=8.00%      $5,156     Greater than/=10.00%
Tier 1 capital to risk-
 weighted assets:
      Consolidated          $6,991      13.56%      $2,062      Greater than/=4.00%      $3,094     Greater than/=6.00%
      Bank                  $6,805      13.20%      $2,062      Greater than/=4.00%      $3,094     Greater than/=6.00%
Tier 1 capital to average
 assets:
      Consolidated          $6,991       8.07%      $3,463      Greater than/=4.00%      $4,329     Greater than/=5.00%
      Bank                  $6,805       7.35%      $3,456      Greater than/=4.00%      $4,320     Greater than/=5.00%


In May 1995, as a result of a regulatory examination completed in February 1995, the Bank entered into a Memorandum of Understanding with its primary regulator with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings plan, and addressing interest rate sensitivity risks through the development of systems for monitoring the risks. Effective July 26, 1996, the Memorandum of Understanding was terminated as a result of the Bank's full compliance with its terms as determined in an examination completed as of March 31, 1996 and noted improvements in the Bank's policies and procedures, internal controls and capital position. At December 31, 1996, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators, and prohibits the Bank and Company from issuing long-term debt.

================================================================================
                             United Bancshares, Inc.
================================================================================


             Notes to Consolidated Financial Statements (continued)


19. Deposit Insurance Assessments

Deposits of the Bank are insured by the Federal  Deposit  Insurance  Corporation
(FDIC). On September 30, 1996, Congress passed a Bill to re-capitalize the Savings Association Insurance Fund (SAIF) of the FDIC. As a result, commercial banks, like the Bank, which were members of the Bank Insurance Fund (BIF) but owned SAIF-assessable deposits were required to pay on November 27, 1996 a one time assessment of 65.7 basis points of total SAIF-assessable deposits. Because the Bank acquired deposits of failed savings and loan institutions from the Resolution Trust Corporation (RTC) in 1993 and 1994, approximately $71 million of its deposits are considered SAIF-assessable. As a result, the Bank had to pay a one time SAIF Special Assessment of approximately $485,000. The Bank filed an appeal of this because management believes a significant portion of its deposits are misclassified under SAIF, as at the time of acquisition of branches from the RTC, it had over $30 million in deposits accumulated and insurable under BIF. Further, since its acquisition of deposits, a significant amount of acquired RTC savings and loan deposits have run-off and been replaced with commercial deposits. Currently, the law does not make any provision for deposit run-off, or for appeals on this basis. As of December 31, 1996, the Bank has been unsuccessful in its appeal efforts.

ITEM  9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)      Directors of the Registrant.



                           PRINCIPAL OCCUPATION AND           YEAR FIRST                TERM
NAME              AGE      OTHER DIRECTORSHIPS                BECAME DIRECTOR           WILL EXPIRE
----              ---      -------------------                ---------------           -----------

James F.
 Bodine ...       75       Retired as Managing                1993                      1998
                           Partner, Urban Affairs
                           Partnership
                           Phila., PA. since 1987.

S. Amos
 Brackeen ...     78       Founder and Pastor,                1993                      1999
                           Philippian Baptist
                           Church of Phila., PA.

Emma C.
 Chappell ..      56       Chairman of                        1993                      1999
                           the Board, President and CEO
                           of Registrant and United Bank
                           of Philadelphia, Prior to 1991,
                           Vice President, Continental Bank

Luis A.
 Cortes, Jr..     39       Executive Director                 1993                      2000
                           of the Hispanic Clergy
                           of Philadelphia & Vicinity.
Kemel G.
 Dawkins ...      73       President, Kemrodco                1993                      1997
                           Development and
                           Construction Company, Inc.,
                           President, Kem-Her
                           Construction Company
                           Inc., Phila., PA.



                           PRINCIPAL OCCUPATION AND            YEAR FIRST               TERM
NAME              AGE      OTHER DIRECTORSHIPS                 BECAME DIRECTOR          WILL EXPIRE
----              ---      -------------------                 ---------------          -----------

L. Armstead
 Edwards ...      54       Treasurer,                          1993                      2000
                           United Bancshares, Inc.
                           Owner and President,
                           P.A.Z., Inc.,
                           Philadelphia., PA

William C.
 Green ...        72       Co-founder, Ivy Leaf                1993                      1998
                           Middle School,
                           Philadelphia, PA

Angela M.
 Huggins ...      53       Director of Facilities              1993                      1997
                           Services, RMS Technologies
                           Inc., Marlton, NJ;
                           Director A & J Management,
                           Inc.; Director, Mainline
                           Academy.

Marionette Y.
  Frazier ...     52       Partner, John Frazier, Inc.         1996                      2000
                           Philadelphia, PA


William B.
 Moore ...        54       Secretary,
                           United Bancshares, Inc.
                           Pastor, Tenth Memorial              1993                      1999
                           Baptist Church,
                           Philadelphia, PA

Wilbur V.
 Tyler ...        70       President and Owner,                1993                      1998
                           Thompson's Insurance
                           Agency, Inc.,
                           Philadelphia, PA

Ernest L.
 Wright ...       68       Founder, President and              1993                      2000
                           CEO of Ernest L. Wright
                           Construction Company
                           Phila., PA


Elmer
 Young, Jr..      72       Retired;                            1993                      1997
                           Previously Vice President
                           Glenmede Trust Company;
                           Senior Vice President
                           First Pennsylvania Bank


     (b) Executive Officers of Registrant.


NAME                                AGE         OFFICE
----                                ---         ------

Emma C. Chappell (1)....            56          Chairman, President and Chief
                                                Executive Officer

James F. Bodine ...........         75          Vice Chairman

Reverend William B.
 Moore .......................      54          Secretary

L. Armstead Edwards .....           54          Treasurer

----------

(1) Dr. Chappell is the only Executive Officer of the Registrant compensated for her services as such. Dr. Chappell serves as Chairman, President and Chief Executive Officer of the Bank pursuant to a written employment agreement amended as of January 1, 1994 and further amended January 1, 1997 by and among Dr. Chappell, the Bank and United Bancshares, Inc. This employment agreement provides for an employment term until December 31, 2000 and further provides that Dr. Chappell will receive a guaranteed annual base salary of $150,000. A copy of this employment agreement is filed as an Exhibit hereto.


     (c) Family Relationships.

     There are currently no family relationships between any director, executive officer or person nominated or chosen by the Bank to become a director or executive officer.

     (d) Other

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION.

                               COMPENSATION TABLE


Name of
Individual or
Number            Capacities in
in Group          Which Served                       1996 Salary                1996 Cash Bonus
--------          ------------                       -----------                ---------------

Emma C.           Chairman, President                $162,000                   $0
Chappell          Chief Executive Officer
                                                     1995 Salary                1995 Cash Bonus
                                                     -----------                ---------------

                                                     $150,000                   $23,285

                                                     1994 Salary                1994 Cash Bonus
                                                     -----------                ---------------

                                                     $150,000                   $35,000

     Directors of the Bank are compensated for each meeting attended in the amount of three hundred dollars fifty ($350) per Board meeting attended and one hundred fifty dollars ($150) for each committee meeting attended. Directors who are also salaried officers of the Bank receive no remuneration for their services as Directors. During the year ended December 31, 1996, the Bank paid Directors' fees to its "non-interested" Directors totalling $34,550. UBS paid no director fees since its inception.

     At a Board of Directors meeting of the Bank held November 16, 1996 the Board voted to reduce the fees paid for Board and committee meetings to $175 for each Board meeting attended and $75 for each committee meeting attended.

     Dr. Emma C. Chappell, Chairman of the Board and Chief Executive Officer of the Bank and Registrant since its formation, receives a minimum annual salary of $150,000. A copy of the employment agreement entered into among Dr. Chappell, the Bank and UBS is filed as an Exhibit hereto.

     William X. Smith serves as Chief Operating Officer of the Bank, pursuant to an employment agreement entered into between the Bank and Mr. Smith. Pursuant to this employment agreement which expires April, 1997, Mr. Smith receives an annual salary of $85,000 for his services to the Bank. Mr. Smith is not an employee of Registrant.

     One hundred thousand shares of the Bank's Common Stock are subject to a Long Term Incentive Compensation Plan (the "Plan") under which options to purchase the Bank's Common Stock may be granted to key employees of a price not less than the fair market value thereof at the date of the grant ("Options"), and Common Stock may be awarded as Restricted Stock, subject for a period of time to substantial risk of forfeiture and restrictions on disposition as determined by the Compensation Committee as of the date of the grant ("Restricted Stock"). Pursuant to the Plan, options are granted in tandem with Stock Appreciation Rights allowing the holder of an Option to surrender the Option and receive an amount equal to the appreciation in market value of a fixed number of shares of Common Stock from the date of the grant of the Option ("SARs"). SARs may be payable in Common Stock or cash or a combination of both. The Plan also allows the Compensation Committee to grant Performance Shares, which are contingent rights to receive, when certain performance criteria have been attained, amounts of Common Stock and cash determined by the Compensation Committee for such an award. Such rights are subject to forfeiture or reduction if performance goals specified are not met during the performance period. No such options, restricted stock or SARs were granted for 1996 performance.

     No   deferred   compensation,   incentive   compensation   or  any  further
compensation pursuant to any plan has been paid by the Bank, or will be paid by the Bank based on services rendered to the Bank to the date of this filing.

     At its annual meeting held May 6, 1994, the shareholders of the Registrant approved the establishment of an Employee Stock Ownership Plan ("ESOP"). The ESOP has not been formally activated by the Registrant. No purchases have been made pursuant to the ESOP.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Shareholders Owning in Excess of Five Percent of Registrant's Common Stock



                                                  Amount of UBS               Percentage
Shareholders                                      Beneficial Ownership       Common Stock
------------                                      --------------------       ------------

CoreStates Bank, N.A.                                50,000                    6.12%
Broad and Chestnut Sts.
Philadelphia, PA  19101

Greater Philadelphia Urban Affairs Coalition         47,500                    5.82%
121 North Broad Street
Philadelphia, PA  19107

Philadelphia Municipal
Retirement System
2000 Two Penn Center                                 41,667                    5.10%
Philadelphia, PA  19102



                       Directors and Officers of the Bank

                          Shares of Registrant's Common Stock
Name                             Beneficially Owned              Percentage
----                             ------------------              ----------
James F. Bodine                      10,833                         1.33%
S. Amos Brackeen                      5,000                          .61%
Emma C. Chappell(1)                   7,000                          .86%
Luis A. Cortes, Jr.                     500                          .06%
Kemel G. Dawkins                      8,333                         1.02%
L. Armstead Edwards                  10,833                         1.33%
William C. Green (2)                 13,833                         1.69%
Angela M. Huggins                     4,200                          .51%
William B. Moore                      1,000                          .12%
Wilbur V. Tyler                       4,833                          .59%
Ernest L. Wright                      5,000                          .62%
Elmer Young, Jr.                        100                          .01%
                                     ------                         -----
         TOTAL                       71,465                         8.75%
                                     ======                         =====

(1) Dr. Chappell also acts as Trustee of a voting trust agreement pursuant to which Fahnstock, Inc deposited 5,209 shares of Common Stock of UBS with Dr. Chappell as Trustee, to be voted by Dr. Chappell pursuant to the terms of the Voting Trust. The term of the Voting Trust is ten years.

     Dr. Chappell acts as Trustee of a voting trust agreement pursuant to which NationsBank Corporation deposited 33,500 shares of Common Stock of UBS with Dr. Chappell as Trustee, to be voted by Dr. Chappell pursuant to the terms of the Voting Trust. The term of the Voting Trust is ten years.

     Dr. Chappell also owns options to purchase up to 29,694 shares of the common stock of UBS at a purchase price of $8.54 per share. This option was awarded on September 15, 1993 and remains in effect for a term of five years from that date.

(2)  Owned jointly with Liller B. Green, his wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                           UNITED BANK OF PHILADELPHIA

     United Bank of Philadelphia ("UBP") is a Pennsylvania bank subsidiary of Registrant. The Directors of UBP are as follows:


                                    PRINCIPAL OCCUPATION                        YEAR FIRST
NAME              AGE               OTHER DIRECTORSHIPS                         BECAME DIRECTOR
----              ---               -------------------                         ---------------

James F.
 Bodine ...       75                Retired as Managing                         1992
                                    Partner, Urban Affairs
                                    Partnership
                                    Phila., PA. since 1987.
S. Amos
 Brackeen ...     78                Founder and Pastor,                         1992
                                    Philippian Baptist
                                    Church of Phila., PA.

Emma C.
 Chappell ...     56                Founder, Chairman of                        1992
                                    the Board, President
                                    and CEO of the
                                    Bank and Registrant. Prior to 1991,
                                    Vice President, Continental Bank
Luis A.
 Cortes, Jr...    39                Executive Director                          1992
                                    of the Hispanic Clergy
                                    of Philadelphia & Vicinity.
Kemel G.
 Dawkins ...      73                President, Kemrodco                         1992
                                    Development and
                                    Construction Company, Inc.,
                                    President, Kem-Her
                                    Construction Company
                                    Inc., Phila., PA.
L. Armstead
 Edwards ...      54                Owner and President,                        1992
                                    P.A.Z., Inc.,
                                    Philadelphia., PA
William C.
 Green ....       72                Co-Founder, Ivy Leaf                        1992
                                    Middle School,
                                    Philadelphia, PA

Marionette Y.
  Frazier ...     52                Partner, John Frazier, Inc.                 1996
                                    Philadelphia, PA


Angela M.
 Huggins ...      56                Director of Facilities                      1992
                                    Services, RMS Technologies
                                    Inc., Marlton, NJ;
                                    Director A & J Management,
                                    Inc.; Director, Mainline
                                    Academy.

William B.
 Moore ...        54                Pastor, Tenth Memorial                      1992
                                    Baptist Church,
                                    Philadelphia, PA


                                    PRINCIPAL OCCUPATION                        YEAR FIRST
NAME              AGE               OTHER DIRECTORSHIPS                         BECAME DIRECTOR
----              ---               -------------------                         ---------------

Wilbur V.
 Tyler ...        70                President and Owner,                        1992
                                    Thompson's Insurance
                                    Agency, Inc.,
                                    Philadelphia, PA
Ernest L.
 Wright ...       68                Founder, President and                      1992
                                    CEO of Ernest L. Wright
                                    Construction Company, Phila., PA

Elmer
 Young, Jr...     72                Retired;                                    1992
                                    Previously Vice President
                                    Glenmede Trust Company;
                                    Senior Vice President
                                    First Pennsylvania Bank

     Each of these officers and directors are officers and directors of the Registrant.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:   December 31, 1996
         The consolidated financial statements are listed on Item 8 and are filed as part of this report.

         Report of Independent Auditors, March 24, 1997

         Consolidated Balance Sheets at December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

         Notes to Consolidated Financial Statements.


   (2)   Financial Statement Schedules:

         Not Applicable.

   (3)   Exhibits:

          The following Exhibits are filed on Form SE as Paper Exhibits. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-K for an annual report on Form 10-K). Page No. in Sequential Exhibit No.

3(i)     Articles of Incorporation of the Bank and UBS

3(ii)    Bylaws of the Bank and UBS

4        Not Applicable

9        Voting Trust Agreements

10(a)    Long Term Incentive Compensation Plan

10(b)    Lease Agreements for the Bank's premises.

10(c)    Employment Agreement among Registrant, the Bank and
         Dr. Emma C. Chappell

10(d)    Employment Agreement between the Bank and William X. Smith

11       Not Applicable

12       Not Applicable

13       Not Applicable

16       Not Applicable

18       Not Applicable

21       Not Applicable

22       Not Applicable

23       Not Applicable

24       Not Applicable

27       None

28       Not Applicable

Reports on Form 8-K

         Not Applicable.

                                   SIGNATURES

UNITED BANCSHARES, INC.



BY: /s/ Emma C. Chappell                                 April 7, 1997
    -------------------------------------------
    Emma C. Chappell, Chairman, President & CEO




   /s/ Brenda M. Hudson                                 April 7, 1997
   -------------------------------------------
   Brenda M. Hudson, Controller