Form 10-Q
period 1997-03-31
UNITED BANCSHARES INC /PA
filed 1997-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                             UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                 ---------------
                                 SEC File Number

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

                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of April 30, 1997, 818,555 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 93,150 shares were outstanding as of April 30, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             United Bancshares, Inc.
                             Statements of Condition
                                   (unaudited)

                                                                          March 31,           December 31,
                                                                            1997                  1996
                                                                            ----                  ----
Assets
Cash and due from banks                                                   5,570,512             3,544,110
Interest bearing deposits with banks                                        323,822               320,202
Federal funds sold                                                        9,172,000             5,380,000
                                                                        -----------            ----------
Cash  & cash equivalents                                                 15,066,334             9,244,312

Investment securities:
     Held-to-maturity, at amortized cost                                  9,959,417             8,476,638
     Available-for-sale, at market value                                  5,010,840             5,983,461

Loans held for sale, net of unearned discount                                     0             4,906,455
Loans, net of unearned discount                                          67,335,345            64,717,914
Less: allowance for loan losses                                            (551,291)             (527,507)
                                                                        -----------            ----------
Net loans                                                                66,784,054            69,096,862

Bank premises & equipment, net                                            1,876,336             1,788,937
Accrued interest receivable                                               1,339,510             1,376,416
Deferred branch acquisition cost                                            134,795               154,475
Prepaid expenses and other assets                                           702,907               648,300
                                                                        -----------            ----------
Total Assets                                                            100,874,193            96,769,401
                                                                        ===========            ==========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                    13,941,269            12,393,256
Demand deposits, interest bearing                                        14,678,354            13,126,327
Savings deposits                                                         23,442,902            23,484,301
Time deposits, $100,000 and over                                         13,986,579            14,001,981
Time deposits                                                            25,219,788            25,755,107
                                                                        -----------            ----------
                                                                         91,268,892            88,760,971

Long-term debt                                                               66,851                74,561
Reverse Repurchase Agreement                                              1,506,732                     0
Accrued interest payable                                                    507,764               525,161
Accrued expenses and other liabilities                                      704,935               650,040
                                                                        -----------            ----------
Total Liabilities                                                        94,055,174            90,010,733

Shareholders' equity:
    Preferred Stock, Series A, non-cum., 6%, $.01 par value,                    932                   932
    500,000 shrs auth., 80,650 & 93,150
      issued & o/s '95 & '96 respectively
    Common stock, $.01 par value; 2,000,000 shares authorized;
    816,355 issued and outstanding                                            8,164                 8,164
    Additional-paid-in-capital                                           10,349,585            10,348,989
    Accumulated deficit                                                  (3,554,650)           (3,618,692)
    Net unrealized gain on AFS securities                                    14,989                19,276
                                                                        -----------            ----------
Total shareholders' equity                                                6,819,019             6,758,668
                                                                        -----------            ----------
                                                                        100,874,193            96,769,401
                                                                        ===========            ==========

                                United Bancshares
                            Statements of Operations
                                   (unaudited)



                                                        Quarter ended       Quarter ended
                                                          March 31,           March 31,
                                                            1997                1996
                                                            ----                ----
Interest Income:
     Interest and fees on loans                           1,439,992         $ 1,354,882
     Interest on investment securities                      218,753             217,598
     Interest on Federal Funds sold                          89,751              60,703
     Interest on time deposits with other banks               6,172               4,923
                                                          ---------           ---------
Total interest income                                     1,754,668           1,638,106

Interest Expense:
     Interest on time deposits                              464,816             421,024
     Interest on demand deposits                             76,400              71,017
     Interest on savings deposits                           115,803             124,538
     Interest on borrowed funds                               7,588               1,334
                                                          ---------           ---------
Total interest expense                                      664,607             617,914

Net interest income                                       1,090,061           1,020,192

Provision for loan losses                                    22,500              17,500
                                                          ---------           ---------
Net interest income less provision for
     loan losses                                          1,067,561           1,002,692
                                                          ---------           ---------

Noninterest income:
    Gain on sale of loans                                   115,652                 288
    Customer service fees                                   264,114             180,506
    Gain (loss) on sale of investments                            0               9,157
    Other income                                             25,197              15,477
                                                          ---------           ---------
Total noninterest income                                    404,963             205,428

Non-interest expense
    Salaries, wages, and employee benefits                  573,018             568,349
    Occupancy and equipment                                 244,951             199,544
    Office operations & supplies                            118,448             112,705
    Marketing & public relations                             22,988              16,116
    Professional services                                    86,766              49,894
    Data processing                                         206,502             209,453
    Other noninterest expense                               155,213             164,566
                                                          ---------           ---------
Total non-interest expense                                1,407,885           1,320,627
                                                          ---------           ---------
     Net income (loss)                                       64,639          $ (112,507)
                                                          =========           =========

     Earnings (loss) per share                                $0.08              $(0.14)
                                                          =========           =========

Weighted average number of shares                           816,355             802,480
                                                          =========           =========

                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                    Three months ended     Three months ended
                                                                                         March 31,              March 31,
                                                                                            1997                   1996
                                                                                    -----------------------------------------
Cash flows from operating activities
Net income (loss)                                                                            64,638             (113,103)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Provision for loan losses                                                               22,500               17,500
     Gain on sale of loans                                                                  115,652                 (289)
     Depreciation and amortization                                                          141,694              108,729
     Realized investment securities gains                                                      --                 (9,157)
     Increase in accrued interest receivable and other assets                               (17,701)             (22,356)
     Increase (decrease) in accrued interest payable and other liabilities                   37,498              (17,370)
                                                                                         ----------            ---------
Net cash provided by (used in) operating activities                                         364,281              (36,045)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                                   (1,052)          (4,602,815)
Purchase of investments-Held-to-Maturity                                                 (2,499,219)                --
Proceeds from maturity & principal reductions of investments-Available-for-Sale             946,256              606,577
Proceeds from maturity & principal reductions of investments-Held-to-Maturity             1,020,338            2,004,622
Proceeds from sale of investment securities-Available-for-Sale                                 --              4,562,444
Proceeds from sale of loans                                                               5,110,843                 --
Net increase in loans                                                                    (2,936,187)          (1,708,088)
Purchase of premises and equipment                                                         (190,181)            (153,586)
                                                                                         ----------            ---------
Net cash provided by (used in) investing activities                                       1,450,799              709,153

Cash flows from financing activities
Net increase (decrease) in deposits                                                       2,507,921           (2,342,765)
Repayments on long term debt                                                                 (7,710)              (7,231)
Reverse repurchase agreement                                                              1,506,732                 --
                                                                                         ----------            ---------
Net cash provided by (used in) financing activities                                       4,006,943           (2,349,996)

Increase (decrease) in cash and cash equivalents                                          5,822,022           (1,676,888)

Cash and cash equivalents at beginning of period                                          9,244,312           10,825,547

Cash and cash equivalents at end of period                                               15,066,334            9,148,659
                                                                                         ----------            ---------

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                    676,231              612,921
                                                                                         ----------            ---------

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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars,                 Quarter ended            Quarter ended
except per share data)                 March 31, 1997           March 31, 1996
                                       --------------           --------------

Net interest income                       $1,090                   $1,020
Provision for loan losses                     23                       18
Noninterest income                           405                      205
Noninterest expense                        1,408                    1,321
Net income (loss)                            $65                    $(113)

Earnings (Loss) per share                   $.08                   $(0.14)

Balance sheet totals:                 March 31, 1997          December 31, 1996
                                       -------------          -----------------
Total assets                             $100,874                  $96,769
Loans, net                                $66,784                  $69,097
Investment securities                     $14,970                  $14,460
Deposits                                  $91,269                  $88,761
Shareholders' equity                       $6,819                   $6,759

Ratios
Return on assets                             .07%                     (.89)%
Return on equity                             .99%                   (12.02)%
Equity to assets ratio                      6.57%                     7.45%

Financial Condition

Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $7.3 million or 7.78% during the quarter ending March 31, 1997. Average funding sources decreased less than $1 thousand for the same quarter.

Sources and Uses of Funds Trends


                                 March 31, 1997
                                 --------------                                               December 31, 1996
                                                   Increase (Decrease)                        -----------------
                                    Average        -------------------                             Average
                                    Balance               Amount                 %                 Balance
                                    -------               ------               -----               -------
Funding uses:
     Loans                          $68,657              $4,414                6.24%               $65,243
     Investment securities
        Held-to-maturity              8,993                 883              (17.12%)                8,110
        Available-for-sale            5,566              (2,753)              (9.06%)                8,319
     Federal funds sold               9,065               4,715               39.75%                 4,350
                                    -------              ------                                    -------
         Total  uses                $93,282              $7,260                                    $86,022
                                    =======              ======                                    =======
Funding sources:
     Demand deposits
     Noninterest-bearing            $12,693              $1,496               19.36%               $11,197
     Interest-bearing                12,598                (474)               4.47%                13,072
     Savings deposits                23,389                (657)               2.08%                24,046
     Time deposits                   35,302                 496                (.90%)               34,806
     Other borrowed funds               736              (1,085)             (14.12%)                1,821
                                    -------              ------                                    -------
          Total sources             $84,717              $ (225)                                   $84,942
                                    =======              ======                                    =======

Loans

Average loans increased approximately $4.4 million or 6.24% during the quarter ended March 31, 1997. This increase was primarily due the origination of approximately $1.5 million in commercial loans during the quarter. Student loan fundings also increased by approximately $1 million during the quarter. However, in February 1997, the Bank sold approximately $4.9 million of its student loan proceeds and will use the proceeds to fund higher yielding commercial loans. Residential mortgage loans have remained relatively constant with new originations covering pay-offs/paydowns.

The following table shows the composition of the Bank's loan portfolio by type loan.

(Thousands of Dollars)
                                           March 31,      December 31,
                                             1997            1996
                                             ----            ----
Commercial and industrial                  $10,485         $10,107
Commercial real estate                       1,526             649
Consumer loans                              18,740          17,240
Residential mortgages                       36,584          36,622
Loans held-for-sale                            --            4,906
                                           -------         -------
            Total Loans                    $67,335         $69,624
                                           =======         =======


Residential mortgage loans at March 31, 1997 comprise the greatest percentage of total loans representing approximately 54.3% of total loans However, these loans as a percentage of the total portfolio continue to decline as mortgage loan balances remain relatively constant while other loan categories such as commercial loans (primarily SBA guaranteed) and consumer loans (primarily student loans) continue to increase.

Nonperforming  and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 1997, non-accrual loans were $915 thousand. Approximately $462 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

   At March 31, 1997, approximately 29% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 1997, none of these loans were nonperforming.


Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by 12.0% or $2.8 million during the quarter ended March 31, 1997. The increase is due to approximately $5 million student loan sale proceeds which were temporarily invested in Federal Funds Sold but will be used to fund the origination of higher yielding commercial loans.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

Deposits

     Non-interest bearing demand deposits increased on average by approximately $1.5 million or 13.36% during the quarter ended March 31, 1997. The increase was primarily due to increased balances in two successful demand deposit product offerings which began in 1995--the "free" checking and "entrepreneurial-25" checking. In addition, stricter enforcement of compensating balance arrangements with commercial loan borrowers has resulted in additional demand deposits.

Other Borrowed Funds

     The average balance for other borrowed funds decreased $1.1 million, or 59.58%, from December 31, 1996 to March 31, 1997. The decrease is due to a $10 million reverse repurchase agreement the Bank entered into in 1996 versus a $1.5 million reverse repurchase agreement the Bank entered into in February 1997. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

     The  Bank's  financial  instrument   commitments  at  March  31,  1997  are
summarized below:

     Commitments to extend credit                     $5,820,000
     Outstanding letter of credit                     $  125,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 1997, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The  Bank's  principal  sources  of  asset  liquidity  include   investment
securities  consisting   principally  of  U.S.  Government  and  agency  issues,
particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $3.9 million at March 31, 1997, representing 23.84% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $4.1 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits

   The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 1997:

                                               (Thousands of dollars)
                                               ----------------------
      3 months or less                               $ 6,507
      Over 3 through 12 months                         7,048
      Over 1 through five years                          219
      Over five years                                    213
                                                     -------
           Total                                     $13,987
                                                     =======

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

     The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1997, the Bank's interest-rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At March 31, 1997, a liability sensitive position is maintained on a cumulative basis through 1 year of -7.54% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been pushed out to longer repricing intervals versus immediate repricing timeframes making the analysis more reflective of the Bank's historical experience. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

Interest Sensitivity Analysis

                         Interest Rate Sensitivity Gaps
                              As of March 31, 1997

                                                    More than    More than     More than      More than
                                       0 to 3        3 to 6        6 to 12       1 to 5         than 5
(Thousands of dollars)                 months        months        months        years          years       Cumulative
----------------------                 ------        ------        ------        -----          -----       ----------

Interest-sensitive assets
Time deposits                              --             42           282          --            --            324
Investment securities:
   Held-to-maturity                         851          501           997         5,494         2,097        9,960
   Available-for-sale                     3,099                                      652           862        4,694
Federal funds sold                        9,172         --            --            --            --          9,172
Fixed rate loans                            293          317           286         3,092        35,750       39,738
Floating rate loans                      22,338         --           4,274            70          --         26,682
                                        -------      -------       -------       -------       -------      -------

   Total interest-sensitive assets       35,853          860         5,839         9,308        38,709       90,570
                                        -------      -------       -------       -------       -------      -------
Cumulative totals                        35,853       36,713        42,552        51,861        90,570
                                        -------      -------       -------       -------       -------

Interest-sensitive liabilities
Interest checking accounts                  127          382         1,579         3,005          --          5,093
Money market accounts                       340        1,021         4,220         8,031          --         13,612
Savings accounts                            485        1,456         6,019        11,455          --         19,416
Certificates less than $100,000          13,400        6,323         5,472         6,531          --         25,219
Certificates more than $100,000           3,520        5,407         1,641           219           213       13,987
Other borrowings                           --           --           1,507            67          --           --
                                        -------      -------       -------       -------       -------      -------
   Total Interest-
     sensitive liabilities               11,358       14,589        20,438        29,308           213       78,901
                                        -------      -------       -------       -------       -------      -------

Cumulative totals                        11,358       28,942        49,380        78,688        78,901
                                        =======      =======       =======       =======       =======

Interest sensitivity gap                 22,790      (13,729)      (14,598)      (20,000)       38,496
                                        =======      =======       =======       =======       =======
Cumulative gap                           22,790        7,771        (6,827)      (26,827)       11,669
                                        =======      =======       =======       =======       =======

Cumulative gap/total earning assets       23.74%        8.58%        (7.54%)      (29.62%)       12.88%
                                         ======        =====        =======      ========       ======
Interest sensitive assets to
   interest sensitive liabilities          2.50          .06           .29           .32        181.73
                                           ====          ===           ===           ===        ======


     In June 1996,  banking  regulators issued a "Joint Agency Policy Statement:
Interest Rate Risk" (FDICIA 305). The agencies agreed that the focus should be on the risk to both net interest income (or net income) as outlined in the table above in the traditional gap analysis and economic (or fair) value of equity. The premise is that changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. However, changes in interest rates also affect the underlying economic value of the bank's assets, liabilities and off-balance-sheet instruments because the present value of future cash flows and, in some cases, cash flows themselves, change when interest rates change. The combined effects of the changes in these present values reflect the change in the bank's underlying economic value. At a minimum, this Policy Statement requires that policies and procedures be implemented to determine acceptable levels of interest rate risk exposure, given the Bank's profile and capital position and to monitor and control the Bank's overall interest-rate risk. The regulators did not quantify the impact on capital standards in their policy statement, but left it up to banks to determine their own limits, with a minimum requirement based on exposure to a +/- 200 basis point rate change.

   The Bank has revised its policies and procedures to conform with FDICIA 305 and has established a policy limit of +/- 3% as an acceptable fair value equity change in a +/- 200 basis point rate shock environment. Management performs a fair value simulation which demonstrates the fair value of equity increasing
 .75% if rates decrease 200 basis points and declining 1.70% if rates increase 200 basis points. This analysis confirms that the Bank has more exposure to increasing rates than to decreasing rates.

   The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at March 31, 1997. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity increased approximately $61 thousand during the quarter ended March 31, 1997. The increase during the quarter was due to internal capital generation in the form of net income of approximately $65 thousand.

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

  As indicated in the table below, the Bank's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale to the public as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                              March 31,       December 31,
                                                 1997             1996
                                                 ----             ----
Tier 1 Capital                                  $6,640           $6,558
Tier 2 Capital                                     551              504
                                                ------           ------
    Total Qualifying Capital                    $7,191           $7,062
                                                ======           ======
Risk Adjusted Total Assets
 (including off-balance sheet exposures)       $42,601          $40,306
Tier 1 Risk-Based Capital Ratio                  15.59%           16.27%
Tier 2 Risk-Based Capital Ratio                  16.88%           17.52%
Leverage Ratio                                    6.66%            7.09%

Results of Operations

Summary

     The Bank had net income of approximately $65,000 for the quarter ended March 31, 1997 compared to a loss of $112,500 for the same quarter in 1996. The improvement in the Bank's earnings performance is primarily attributable to a $110,000 gain on the sale of $4.9 million student loans in February 1997, an increase in the Bank's net interest margin, and an increased level of other noninterest income -- from $204 thousand in 1996 to $289 thousand in 1997. Customer service fees accounted for most of this increase as the number of transactional accounts increased significantly during 1996 as a result of new checking account products and compensating balance requirements. Also, during September 1996, the Bank implemented a surcharge for all non-customer use of its Automated Teller Machines (ATMs).

     On a per common share basis, there was an improvement from ($.14) at March 31, 1996 to $.08 at March 31, 1997.

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

     Net interest income was $1.090 million for the quarter ending March 31, 1997 compared to $1.020 million for the same quarter in 1996. The primary determinants of the increase was the increase in the Bank's average earning assets from $83.6 million at March 31, 1996 to $93.2 million at March 31, 1997. This growth in earning assets is primarily attributable to an increase in average demand deposit balances due to continued growth in new checking account products--"free" checking and "entrepreneurial-25" checking. These products provide a low-cost/minimum balance option for personal and small business customers who have relatively low-volume activity in their checking accounts. While benefiting customers, these products also serve as means of generating noninterest-bearing funds for the Bank as well as a source of service charge income from overdraft fees. The increase in volume of investable funds was primarily used to fund new loan originations and Federal Funds Sold temporary investments.

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

     The provision for loan losses charged against earnings for the quarter ending March 31, 1997 was $23 thousand compared to $18 thousand for the same quarter in 1996. The increase is due to the increase in the average balance of loans outstanding. However, the gradual change in the composition of the loan portfolio during 1995 and 1996 from residential mortgage loans to purchased or originated commercial SBA loans and student loans resulted in a portfolio with significantly lower credit risk characteristics due to the related government guarantees.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income increased from .81% of average total assets to 1.05% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. The increase is primarily attributable to an increase in transactional deposit accounts as a result of the continued success of product offerings which were introduced in 1995--"free" checking" and "entrepreneurial-25" checking. In addition, in 1996 the Bank strongly enforced compensating balance arrangements with its loan customers. Also contributing to the increase was the implementation of a surcharge for all noncustomer use of the Bank's Automated Teller Machines (ATMs) in September 1996 and an expanded ATM network from 5 machines in 1995 to 15 machines in 1996. During the 4th quarter of 1996, the Bank entered into an agreement with a growing retail corporation which provides for the placement of ATM machines in its retail stores.

     During the quarter ended March 31, 1996 noninterest income also included a gain on the sale of student loans. In February 1997, the Bank sold approximately $4.9 million of its student loan portfolio for a net gain of $110 thousand.

Noninterest expense

     Salaries and benefits represented 41% and 43% of the total noninterest expense for the quarters ended March 31, 1997 and 1996, respectively. For the quarter ended March 31, 1997, staffing levels remained relatively constant with some planned attrition and management's concerted effort to minimize new hirings and control personnel expense.

     Data  processing  expenses   represented  14.6%  and  15.8%  of  the  total
noninterest expense for the quarters ended March 31, 1997 and 1996, respectively. Data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible renegotiation of existing contracts with servicers.

     Occupancy expense increased approximately $45 thousand for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1997. This increase is primarily attributable to annual escalations in lease payments and a new maintenance contract entered into to service the Bank's growing ATM network. In addition, in July 1996, the Bank entered into a lease for a new branch it opened in West Philadelphia.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     At March 31, 1997, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators, and prohibits the Bank and the Company from issuing long-term debt.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     No material claims have been instituted or threatened by or against Registrant or its affiliates other than in the ordinary course of business.

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

     (b) There have been no material  arrearage or delinquencies as discussed in
Item 3(b). Registrant has declared and issued a Series A Preferred Stock. No obligations pursuant to those securities have become due.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) An annual meeting of the security holders of the Registrant is scheduled to be held on May 19, 1997.

     (b) Proxies for the annual meeting of the Registrant scheduled for May 19, 1997, (the "Annual Meeting") were solicited by proxy statement filed with the Commission on April 21, 1997.

     (c) The following matters are to be voted upon at the Annual Meeting:

                            1. ELECTION OF DIRECTORS

      The following individuals are proposed to be elected as directors of the Registrant:

                               Luis A. Cortes, Jr.
                                Angela M. Huggins
                                Kemel G. Dawkins
                                Elmer Young, Jr.

                            2. INDEPENDENT ACCOUNTANT

     The matter of ratification of independent accountants is to be submitted to the shareholders at the Annual Meeting. The Board of Directors selected Ernst & Young, LLP as independent accountants to audit and certify financial statements of the Bank and the Registrant for the year ending December 31, 1996 and to provide certain accounting services to the Bank during the 1997 fiscal year. Ernst & Young, LLP has served in this capacity since the Bank's inception. In connection with the audit function, Ernst & Young, LLP also reviewed the Registrant's annual report to shareholders and filings with the Securities and Exchange Commission. Neither Ernst & Young, LLP nor any of its partners has any direct or material indirect financial interest in the Bank.

Item 5.  Other Information.

Bancshares Limited offering of Common Stock and Warrants

     Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants were sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), will be issued at $12.00 per unit. The warrant exercise price was $8.00 per share for the 1996 Warrant, $9.00 per share for the 1997 Warrant and will be $10.00 per share for the 1998 Warrant. The exercise price of the warrants may be adjusted to avoid dilution of warrant holders. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on September 30, 1995.

     A copy of the Offering Memorandum was filed with the Registrant's periodic report on Form 10-Q for the period ending June 30, 1995 and is incorporated by reference.

         Pursuant to the exercise of the 1996 warrants, the Registrant has received offers to purchase an additional 6,942 shares of its common stock at $8.00 per share. These shares were sold pursuant to an exemption from registration contained in section 4(2) of the Act. Pursuant to the exercise of the 1997 Warrants, the Registrant has received offers to purchase and additional 2,200 shares of its common stock at $9.00 per share. These shares were sold pursuant to an exemption from registration contained in section 4(2) of the Act. No underwriters were used and no commission was paid as a result of any warrant exercise.

Item 6. Exhibits and Reports on Form 8-K.

     The following amendments are filed in paper format on Form SE

(a)  A list of the exhibits submitted with this Form 10-Q are as follows:

     Copy of the Registrant's Call Report for the Period ending March 31, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCSHARES, INC.




Date: May ___, 1997                     /s/ Emma C. Chappell
                                        -------------------------
                                        Emma C. Chappell
                                        Chairman, President & CEO