Form 10-Q
period 1997-06-30
UNITED BANCSHARES INC /PA
filed 1997-08-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                     -------
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of April 30, 1997, 816,355 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 93,150 shares were outstanding as of July 31, 1997.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             United Bancshares, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  June 30,          December 31,
                                                                    1997                1996
                                                                    ----                ----
 ASSETS
Cash and due from banks                                          $ 5,665,386        $ 3,544,110
  Interest bearing deposits with banks                               327,482            320,202
  Federal funds sold                                               7,845,000          5,380,000
                                                                 -----------         ----------
Cash and cash equivalents                                         13,837,867          9,244,312

Investment securities:
  Held-to-maturity, at amortized cost                             10,967,227          8,476,638
  Available-for-sale, at market value                              5,675,854          5,983,461
Loans held for sale, net of unearned discount                           --            4,906,455
Loans, net of unearned discount                                   68,252,507         64,717,914
Less: allowance for loan losses                                     (530,120)          (527,507)
                                                                 -----------         ----------
Net loans                                                         67,722,387         69,096,862

Bank premises & equipment, net                                     1,809,924          1,788,937
Accrued interest receivable                                        1,406,093          1,376,416
Deferred branch acquisition cost                                     115,114            154,475
Prepaid expenses and other assets                                    755,070            648,300
                                                                 -----------         ----------
                                                                 102,289,536         96,769,401
                                                                 ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits, non-interest bearing                             16,953,506         12,393,256
Demand deposits, interest bearing                                 13,927,411         13,126,327
Savings deposits                                                  23,428,186         23,484,301
Time deposits, $100,000 and over                                  13,658,945         14,001,981
Time deposits                                                     24,705,969         25,755,107
                                                                 -----------         ----------
                                                                  92,674,017         88,760,971

Long-term debt                                                        59,306             74,561
Reverse repurchase agreement                                       1,522,439                  0
Accrued interest payable                                             574,817            525,161
Accrued expenses and other liabilities                               535,131            650,040
                                                                 -----------         ----------
Total liabilities                                                 95,365,710         90,010,733

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value                  932                932
  500,000 shares authorized, 93,150 issued and outstanding
Common stock, $.01 par value; 2,000,000 shares authorized;
  820,095 issued and outstanding                                       8,201              8,164
Additional-paid-in-capital                                        l0,383,208         10,348,989
Accumulated deficit                                               (3,529,753)        (3,618,692)
Net unrealized gain on securities available-for-sale                  61,239             19,276
                                                                 -----------         ----------
Total shareholders' equity                                         6,923,826          6,758,668
                                                                 -----------         ----------
                                                                 102,289,536         96,769,401
                                                                 ===========         ==========


                             United Bancshares, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                      Quarter ended      Quarter ended
                                                         June 30,           June 30,
                                                           1997               1996
                                                      -------------      -------------

Interest income:
  Interest and fees on loans                            $ 1,466,622      $ 1,365,654
  Interest on investment securities                         237,353          201,788
  Interest on federal funds sold                            136,242           82,382
  Interest on time deposits with other banks                  9,424            4,777
                                                         ----------      -----------
Total interest income                                     1,849,641        1,654,601

Interest expense:
  Interest on time deposits                                 465,377          406,536
  Interest on demand deposits                                91,727           73,775
  Interest on savings deposits                              115,003          127,609
Interest on borrowed funds                                   16,727            1,274
                                                         ----------      -----------
Total interest expense                                      688,834          609,194

Net interest income                                       1,160,807        1,045,407

Provision for loan losses                                    22,500           22,500
                                                         ----------      -----------
Net interest income less provision for loan losses        1,138,307        1,022,907
                                                         ----------      -----------

Noninterest income:
  Gain on sale of loans                                       5,210                0
  Customer senice fees                                      294,462          229,048
  Gain on sale of investments                                     0                0
  Other income                                               43,634           28,188
                                                         ----------      -----------
Total noninterest income                                    343,306          257,236

Non-interest expense
  Salaries, wages, and employee benefits                    565,275          561,108
  Occupancy and equipment                                   237,119          204,575
  Office operations and supplies                            127,542          125,813
  Marketing and public relations                             57,006           46,593
  Professional services                                      93,363           48,145
  Data processing                                           214,141          242,437
  Other noninterest expense                                 162,269          171,738
                                                         ----------      -----------
Total non-interest expense                                1,456,715        1,400,409
                                                         ----------      -----------
Net income (loss)                                        $   24,898      ($  120,266)
                                                         ==========      ===========
Earnings (loss) per share                                    $ 0.03          ($ 0.15)
                                                         ==========      ===========
Weighted average number of shares                           820,095          802,480
                                                         ==========      ===========



                             United Bancshares, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Six months ended        Six months ended
                                                                  June 30,                June 30,
                                                                    1997                    1996
                                                                   -------               --------
Cash flows from operating activities
Net income (loss)                                                   89,536                (233,369)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Provision for loan losses                                         45,000                  40,000
  Gain on sale of loans                                            120,862                    (289)
  Depreciation and amortization                                    274,921                 127,878
  Realized investment securities gains                                --                    (9,157)
  Increase in accrued interest receivable                         (136,447)               (235,947)
  (Decrease) in accrued interest payable                           (65,254)                (92,176)
                                                                ----------              ----------
Net cash provided by (used in) operating activities                328,618                (403,060)
Cash flows from investing activities
Purchase of investments--Available-for-Sale                     (1,009,516)             (3,503,840)
Purchase of investments--Held-to-Maturity                       (3,511,452)             (6,095,331)
Proceeds from maturity & principal reductions of invest          1,325,985               1,198,132
Proceeds from maturity & principal reductions of invest          1,022,352               5,107,749
Proceeds from sale of investment securities--Available-for            --                 4,562,444
Proceeds from sale of loans                                      5,110,843                    --
Net increase in loans                                           (3,902,230)             (2,875,945)
Purchase of premises and equipment                                (224,934)               (131,425)
                                                                ----------              ----------
Net cash (used in) investing activities                         (1,188,952)             (1,738,216)
Cash flows from financing activities
Net increase in deposits                                         3,913,046               1,287,478
Repayments on long term debt                                       (15,255)                (14,522)
Reverse repurchase agreement                                     1,522,439                    --
Net proceeds from issuance of common stock                          33,659                  53,516
                                                                ----------              ----------
Net cash provided by financing activities                        5,453,889               1,326,472

Increase (decrease) in cash and cash equivalents                 4,593,555                (814,804)

Cash and cash equivalents at beginning of period                 9,244,312              10,825,547
                                                                ----------              ----------
Cash and cash equivalents at end of period                      13,837,866              10,010,743
                                                                ==========              ==========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                         1,295,765               1,232,317



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

Selected Financial Data

     The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars, except per share data)

                                             Quarter ended        Quarter ended
                                             June 30, 1997        June 30, 1996
                                             -------------        -------------

Net interest income                               $1,161               $1,045
Provision for loan losses                             23                   23
Noninterest income                                   343                  205
Noninterest expense                                1,457                1,400
Net income (loss)                                    $25                $(120)

Earnings (Loss) per share                           $.03               $(0.15)

Balance sheet totals:                     March 31, 1997      December 31, 1996
                                          --------------      -----------------
Total assets                                   $102,290             $96,769
Loans, net                                     $ 67,722             $69,097
Investment securities                          $ 16,643             $14,460
Deposits                                       $ 92,674             $88,761
Shareholders' equity                           $  6,924             $ 6,759

Ratios
Return on assets                                  .09%               (.89)%
Return on equity                                 1.37%             (12.02)%
Equity to assets ratio                           6.56%                7.45%

Financial Condition

Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $108 thousand or .12% during the quarter ending June 30, 1997. Average funding sources increased $4 million for the same quarter.

Sources and Uses of Funds Trends


                                 June 30, 1997                                               March 31, 1997
                                    Average        Increase (Decrease)                           Average
                                    Balance               Amount               %                 Balance
                                    -------               ------              ---                -------

Funding uses:
     Loans                         $68,990             ($  667)              (.96%)              $69,657
     Investment securities
        Held-to-maturity             9,969                 976              10.85%                 8,993
        Available-for-sale           4,872                (694)            (12.46%)                5,566
     Federal funds sold              9,559                 494               5.45%                 9,065
                                   -------             -------                                   -------
         Total  uses               $93,282             $   108                                   $93,282
                                   =======             =======                                   =======
Funding sources:
     Demand deposits
        Noninterest-bearing        $15,111             $ 2,418              19.05%               $12,693
        Interest-bearing            14,280                 934               7.00%                13,347
     Savings deposits               23,396                   8                .03%                23,389
     Time deposits                  39,162                (239)              (.61%)               39,400
     Other borrowed funds            1,576                 841             114.26                    736
                                   -------             -------                                   -------
           Total sources           $93,526             $ 3,962                                   $89,564
                                   =======             =======                                   =======


Loans

     Average loans decreased approximately $667 thousand or .96% during the quarter ended June 30, 1997. This decrease was primarily due to the sale of approximately $4.9 million of student loans in February 1997. During the quarter ended June 30, much of the proceeds were used to fund higher yielding commercial loans. New loan originations were offset by paydowns/payoffs of purchased Small Business Administration (SBA) loans.

     The following table shows the composition of the Bank's loan portfolio by type loan.

                                         (Thousands of Dollars)

                                          June 30,      December 31,
                                            1997           1996
                                            ----         --------

Commercial and industrial                  $11,017       $10,107
Commercial real estate                       1,871           649
Consumer loans                              19,152        17,240
Residential mortgages                       36,213        36,622
Loans held-for-sale                             --         4,906
                                           -------       -------
            Total Loans                    $68,253       $69,624
                                           =======       =======

     Residential mortgage loans at June 30, 1997 continue to comprise the greatest percentage of total loans representing approximately 53% of the total portfolio. However, these loans as a percentage of the total portfolio continue to decline as mortgage loan balances remain relatively constant while other loan categories such as commercial loans (primarily SBA guaranteed) and consumer loans continue to increase.

Nonperforming  and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 1997, non-accrual loans were $929 thousand. Approximately $638 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At June 30, 1997, approximately 31% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At June 30, 1997, none of these loans were nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by 3.28% or $776 thousand during the quarter ended June 30, 1997. The increase is due to an increase in demand deposits which were invested in Federal Funds Sold but will be used to fund the origination of higher yielding commercial loans.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

Deposits

     Non-interest bearing demand deposits increased on average by approximately $2.4 million or 19.05% during the quarter ended June 30, 1997. The increase was primarily due to significant corporate business development efforts which resulted in new large demand deposit accounts. In addition, continued enforcement of compensating balance arrangements with commercial loan borrowers has resulted in additional demand deposits.

Other Borrowed Funds

     The average balance for other borrowed funds increased $841 thousand, or 114.27%, from March 31, 1997 to June 30, 1997. The increase is due to a $1.5 million reverse repurchase agreement the Bank entered into in February 1997. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

     The Bank's financial instrument commitments at June 30, 1997 are summarized below:

Commitments to extend credit                     $3,112,000
Outstanding letter of credit                     $  109,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 1997, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The  Bank's  principal  sources  of  asset  liquidity  include   investment
securities  consisting   principally  of  U.S.  Government  and  agency  issues,
particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $3.6 million at June 30, 1997, representing 25% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $3.8 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 1997:

                                                    (Thousands of dollars)
                                                    ----------------------

3  months  or less                                           $10,300
Over 3 through 12 months                                       2,944
Over 1 through five years                                        306
Over five years                                                  109
                                                             -------
     Total                                                   $13,987
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

   The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1997, the Bank's interest-rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At June 30, 1997, a liability sensitive position is maintained on a cumulative basis through 1 year of -6.08% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been pushed out to longer repricing intervals versus immediate repricing timeframes making the analysis more reflective of the Bank's historical experience. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

Interest Sensitivity Analysis

                                                     Interest Rate Sensitivity Gaps
                                                          As of June 30, 1997

                                                      More than     More than       More than      More
                                         0 to 3        3 to 6        6 to 12         1 to 5        than 5
(Thousands of dollars)                   months        months        months          years         years       Cumulative
----------------------                   ------        ------        ------          -----         -----       ----------

Interest-sensitive assets

Time deposits                               42           105            180           --             --             327
Investment securities:
   Held-to-maturity                      1,365          --            1,994          4,998          2,609        10,966
   Available-for-sale                    2,858                            5            647          1,844         5,354
Federal funds sold                       7,845          --             --             --             --           7,845
Loans and leases                        27,549          --            1,301          2,830         35,643        67,323
                                       -------       -------        -------        -------        -------       -------

 Total interest-sensitive assets        39,659           105          3,480          8,475         40,096        91,815
                                       -------       -------        -------        -------        -------       -------
Cumulative totals                       39,659        39,764         43,244         51,719         91,815
                                       -------        -------        -------        -------       -------

Interest-sensitive liabilities

Interest checking accounts                 124           373          1,541          2,933           --           4,971
Money market accounts                      322           965          3,988          7,590           --          12,865
Savings accounts                           488         1,464          6,051         11,516           --          19,519
Certificates of deposit                 17,478         7,173          7,342          6,263           --          38,365
Other borrowings                          --            --            1,507             67           --           1,581
                                       -------       -------        -------        -------        -------       -------
   Total Interest-sensitive
    liabilities                         18,412         9,975         20,444         28,361            109        77,301
                                       -------       -------        -------        -------        -------       -------

Cumulative totals                       18,412        28,387         48,831         77,192         77,301
                                       =======        =======        =======        =======       =======

Interest sensitivity gap                21,247        (9,870)       (16,964)       (19,886)        40,946
                                       =======        =======        =======        =======       =======
Cumulative gap                          21,247        11,378         (5,587)       (25,743)        14,514
                                       =======        =======        =======        =======       =======
Cumulative gap/total earning assets     23.14%         12.39%        (6.08%)       (28.03%)       15.81%
                                       =======        =======        =======        =======       =======

Interest sensitive assets to
   interest sensitive liabilities         2.15            .01            .17            .29        367.85
                                       =======        =======        =======        =======       =======



     In  1996,  banking  regulators  issued a "Joint  Agency  Policy  Statement:
Interest Rate Risk" (FDICIA 305). The agencies agreed that the focus should be on the risk to both net interest income (or net income) as outlined in the table above in the traditional gap analysis and economic (or fair) value of equity. The premise is that changes in interest rates affect a bank's earnings by changing its net interest income and the level of other interest-sensitive income and operating expenses. However, changes in interest rates also affect the underlying economic value of the bank's assets, liabilities and off-balance-sheet instruments because the present value of future cash flows and, in some cases, cash flows themselves, change when interest rates change. The combined effects of the changes in these present values reflect the change in the bank's underlying economic value. At a minimum, this Policy Statement requires that policies and procedures be implemented to determine acceptable levels of interest rate risk exposure, given the Bank's profile and capital position and to monitor and control the Bank's overall interest-rate risk. The regulators did not quantify the impact on capital standards in their policy statement, but left it up to banks to determine their own limits, with a minimum requirement based on exposure to a +/- 200 basis point rate change.

     The Bank's policies and procedures conform with FDICIA 305 and indicate a limit of +/- 3% as an acceptable fair value equity change in a +/- 200 basis point rate shock environment. Management performs a fair value simulation which demonstrates the fair value of equity increasing .80% if rates decrease 200 basis points and declining 1.65% if rates increase 200 basis points. This analysis confirms that the Bank has more exposure to increasing rates than to decreasing rates.

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at June 30, 1997. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity increased approximately $104 thousand during the quarter ended June 30, 1997. The increase during the quarter was due to internal capital generation in the form of net income of approximately $25 thousand, $33 thousand in proceeds from stock sold as a result of warrant exercise, and a $47 thousand increase in the unrealized gain on available-for-sale securities.

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


                                          June 30,        December 31,
                                            1997             1996
                                            ----             ----
Tier 1 Capital                              $6,718           $6,558
Tier 2 Capital                                 530              504
                                            ------           ------
    Total Qualifying Capital                $7,248           $7,062
                                            ======           ======

Risk  Adjusted Total Assets
(including off-balance sheet exposures)   $44,764           $40,306
Tier 1 Risk-Based Capital Ratio             15.01%           16.27%
Tier 2 Risk-Based Capital Ratio             16.19%           17.52%
Leverage Ratio                              6.64%             7.09%



Results of Operations

Summary

     The Bank had net income of approximately $25 thousand for the quarter ended June 30, 1997 compared to a loss of $120 thousand for the same quarter in 1996. The improvement in the Bank's earnings performance is primarily attributable to an increase in the Bank's net interest margin and an increased level of other noninterest income -- from $257 thousand in 1996 to $343 thousand in 1997. Customer service fees accounted for most of this increase as the number of transactional accounts increased significantly as a result of new checking account products and compensating balance requirements. Also, in September 1996, the Bank implemented a surcharge for all non-customer use of its Automated Teller Machines (ATMs).

     On a per common share basis, there was an improvement from ($.15) at June 30, 1996 to $.03 at June 30, 1997.

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

     Net interest income was $1.160 million for the quarter ending June 30, 1997 compared to $1.045 million for the same quarter in 1996. The primary determinants of the increase was the increase in the Bank's average earning assets from $85.5 million at June 30, 1996 to $93.3 million at June 30, 1997. This growth in earning assets is primarily attributable to an increase in average demand deposit balances due to continued growth in new checking account products--"free" checking and "entrepreneurial-25" checking. These products provide a low-cost/minimum balance option for personal and small business customers who have relatively low-volume activity in their checking accounts. While benefiting customers, these products also serve as means of generating noninterest-bearing funds for the Bank as well as a source of service charge income from overdraft fees. The increase in volume of investable funds was primarily used to fund new loan originations and temporary investments in Federal Funds Sold.

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

     The provision for loan losses charged against earnings for the quarter ending June 30, 1997 was $23 thousand, consistent with the quarter ended June 30, 1996. The gradual change in the composition of the loan portfolio during recent years from residential mortgage loans to purchased or originated commercial SBA loans and student loans resulted in a portfolio with significantly lower credit risk characteristics due to the related government guarantees.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income increased from 1.07% of average total assets to 1.26% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1997. The increase is primarily attributable to a continued increase in transactional deposit accounts as a result of the success of product offerings introduced in 1995--"free" checking" and "entrepreneurial-25" checking. In addition, the Bank continues to strongly enforce compensating balance arrangements with its loan customers. Also contributing to the increase was the implementation of a surcharge for all non-customer use of the Bank's Automated Teller Machines
(ATMs) in September 1996 and the continued expansion of the ATM network.

Noninterest expense

     Salaries and benefits represented 2.23% and 2.25% of total average assets for the quarters ended June 30, 1997 and 1996, respectively. For the quarter ended June 30, 1997, staffing levels remained relatively constant with some planned attrition and management's concerted effort to minimize new hirings and control personnel expense.

     Data processing expenses represented .85% and .97% of the total average assets for the quarters ended June 30, 1997 and 1996, respectively. Data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The decline in data processing expenses compared to June 30, 1996 is due to the sale of student loans during the quarter ended March 31, 1997. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible renegotiation of existing contracts with servicers.

     Occupancy expense increased approximately $33 thousand for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1997. This increase is primarily attributable to annual escalations in lease payments and maintenance contracts to service the Bank's growing ATM network.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     At June 30, 1997, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators, and prohibits the Bank and the Company from issuing debt.

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

     (a) An annual meeting of the security holders of the Registrant was held on May 19, 1997.

     (b) Proxies for the annual meeting of the Registrant scheduled for May 19, 1997, (the "Annual Meeting") were solicited by proxy statement filed with the Commission on April 21, 1997.

     (c) The following matters were voted upon at the Annual Meeting:

                            1. ELECTION OF DIRECTORS

     The following individuals were elected as directors of the Registrant:

                               Luis A. Cortes, Jr.
                                Angela M. Huggins
                                Kemel G. Dawkins
                                Elmer Young, Jr.

     An affirmative vote of approximately 395,000 shares representing 83% of the votes cast and 48% of the shares entitled to vote were cast in favor of the election of these Board members.


                            2. INDEPENDENT ACCOUNTANT

     The matter of ratification of independent accountants were submitted to the shareholders at the Annual Meeting. The Board of Directors selected Ernst & Young, LLP as independent accountants to audit and certify financial statements of the Bank and the Registrant for the year ending December 31, 1996 and to provide certain accounting services to the Bank during the 1997 fiscal year. Ernst & Young, LLP has served in this capacity since the Bank's inception. In connection with the audit function, Ernst & Young, LLP also reviewed the Registrant's annual report to shareholders and filings with the Securities and Exchange Commission. Neither Ernst & Young, LLP nor any of its partners has any direct or material indirect financial interest in the Bank. The selection of Ernst & Young, LLP as the Registrants independent accountant was ratified and approved by the shareholders at the meeting.

         An affirmative vote of approximately 397,000 shares, representing 84% of the votes cast at the Annual Meeting and 49% of the shares entitled to vote at the Annual Meeting were cast in favor of the proposal to ratify the appointment of Ernst & Young, LLP as Registrant's Independent accountants for the 1996 year.

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

     Pursuant to the exercise of the 1996 Warrants, the Registrant has received offers to purchase an additional 6,942 shares of its common stock at $8.00 per share. These shares were sold pursuant to an exemption from registration contained  in section  4(2) of the Act.  Pursuant  to the  exercise  of the 1997
Warrants, the Registrant has received offers to purchase an additional 3,667 shares of its common stock at $9.00 per share. These shares were sold pursuant to an exemption from registration contained in section 4(2) of the Act. No underwriters were used and no commission was paid as a result of any warrant exercise.

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

     Beginning May 19, 1997, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock. No shares were yet sold pursuant to this offering. The stock is offered pursuant to an exemption from registration contained in 4(2) and 3(a)(5) of the Act.


Item 6. Exhibits and Reports on Form 8-K.

    (a)   A list of the exhibits submitted with this Form 10-Q is as follows:

          Offering Memorandum for private offering of Registrant's Common Stock solely to existing shareholders.

          The following exhibit is filed in paper format on Form SE.

          Copy of the Registrant's Call Report for the Period ending June 30, 1997.

    (b) No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     UNITED BANCSHARES, INC.




Date: _________, 1997                                /s/ Emma C. Chappell
                                                     --------------------------
                                                     Emma C. Chappell
                                                     Chairman, President & CEO