Form 10-Q
period 1997-09-30
UNITED BANCSHARES INC /PA
filed 1997-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of October 31, 1997, 816,355 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 93,150 shares were outstanding as of October 31, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             United Bancshares, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     September 30,        December 31,
                                                                         1997                 1996
                                                                         ----                 ----
Assets
Cash and due from banks                                                3,215,650            3,544,110
Interest bearing deposits with banks                                     331,182              320,202
Federal funds sold                                                    11,266,000            5,380,000
                                                                    ------------          -----------
Cash & cash equivalents                                               14,812,832            9,244,312

Investment securities:
     Held-to-maturity, at amortized cost                              10,907,717            8,476,638
     Available-for-sale, at market value                               7,699,635            5,983,461

Loans held for sale, net of unearned discount                                               4,906,455
Loans, net of unearned discount                                       64,557,270           64,717,914
Less: allowance for loan losses                                         (472,768)            (527,507)
                                                                    ------------          -----------
Net loans                                                             64,084,502           69,096,862

Bank premises & equipment, net                                         1,883,662            1,788,937
Accrued interest receivable                                            1,338,476            1,376,416
Deferred branch acquisition cost                                          95,433              154,475
Prepaid expenses and other assets                                        714,459              648,300
                                                                    ============          ===========
Total Assets                                                         101,536,716           96,769,401
                                                                    ============          ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                 16,027,463           12,393,256
Demand deposits, interest bearing                                     15,896,831           13,126,327
Savings deposits                                                      22,462,779           23,484,301
Time deposits, $100,000 and over                                      10,968,825           14,001,981
Time deposits                                                         26,694,879           25,755,107
                                                                    ------------          -----------
                                                                      92,050,777           88,760,971

Long-term debt                                                            51,546               74,561
Reverse Repurchase Agreement                                           1,327,091
Accrued interest payable                                                 528,190              525,161
Accrued expenses and other liabilities                                   558,468              650,040
                                                                    ------------          -----------
Total Liabilities                                                     94,516,071           90,010,733

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                   932                  932
  500,000 shrs auth., 93,150 issued and outstanding
  Common stock, $.01 par value; 2,000,000 shares authorized;
   820,095 and 816,355 shares issued and
   outstanding 1997 & 1996, respectively                                   8,201                8,164
    Additional-paid-in-capital                                        10,383,208           10,348,989
    Accumulated deficit                                               (3,465,506)          (3,618,692)
    Net unrealized gain on available-for-sale securities                  93,811               19,276
                                                                    ------------          -----------
Total shareholders' equity                                             7,020,645            6,758,668
                                                                    ============          ===========
                                                                     101,536,716           96,769,401
                                                                    ============          ===========


                             United Bancshares, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Quarter ended        Quarter ended       Nine months ended    Nine months ended
                                                 September 30,         September 30,          September 30,        September 30,
                                                     1997                  1996                   1997                1996
                                                     ----                  ----                   ----                ----
Interest Income:
     Interest and fees on loans                    $1,522,981            $1,398,652            $4,429,595          $4,119,188
     Interest on investment securities                293,227               332,502               749,333             751,888
     Interest on Federal Funds sold                   105,387                56,506               331,380             199,591
     Interest on time deposits with other banks         5,614                 5,606                21,210              15,306
                                                   ----------            ----------            ----------          ----------
Total interest income                               1,927,208             1,793,266             5,531,517           5,085,973

Interest Expense:
     Interest on time deposits                        462,499               406,587             1,392,692           1,234,147
     Interest on demand deposits                       98,714                76,297               266,841             221,089
     Interest on savings deposits                     115,067               128,631               345,873             380,778
     Interest on borrowed funds                        15,856                74,913                40,171              77,521
                                                   ----------            ----------            ----------          ----------
Total interest expense                                692,136               686,428             2,045,577           1,913,535
                                                   ----------            ----------            ----------          ----------

Net interest income                                 1,235,072             1,106,838             3,485,940           3,172,438

Provision for loan losses                              30,000                22,500                75,000              62,500
                                                   ----------            ----------            ----------          ----------
Net interest income less provision for
     loan losses                                    1,205,072             1,084,338             3,410,940           3,109,938
                                                   ----------            ----------            ----------          ----------

Noninterest income:
    Gain on sale of loans                              66,106                 7,852               186,968               8,140
    Customer service fees                             302,869               242,270               861,445             651,824
    Gain on sale of investments                                                                                         9,157
    Other income                                       40,844                69,884               109,675             113,549
                                                   ----------            ----------            ----------          ----------
Total noninterest income                              409,818               320,006             1,158,087             782,670

Non-interest expense
    Salaries, wages, and employee benefits            600,441               560,818             1,738,734           1,690,275
    Occupancy and equipment                           267,983               229,549               750,053             633,668
    Office operations and supplies                    120,313               133,374               366,303             371,892
    Marketing and public relations                     52,050                38,235               132,044             100,944
    Professional services                              80,714                53,523               260,843             151,562
    Data processing                                   219,365               247,378               640,008             699,268
    Other noninterest expense                         209,777               633,082               527,259             969,387
                                                   ----------            ----------            ----------          ----------
Total non-interest expense                          1,550,643             1,895,959             4,415,244           4,616,996
                                                   ==========            ==========            ==========          ==========
     Net income (loss)                                $64,247             ($491,615)             $153,783           ($724,388)
                                                   ==========            ==========            ==========          ==========

     Earnings (loss) per share                         $0.08                ($0.61)                $0.19              ($0.89)
                                                   ==========            ==========            ==========          ==========
Weighted average number of shares                     820,095               809,422               820,095             809,422
                                                   ==========            ==========            ==========          ==========

                             United Bancshares, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     Nine months ended      Nine months ended
                                                                                       September 30,          September 30,
                                                                                           1997                   1996
                                                                                           ----                   ----
Cash flows from operating activities
Net income (loss)                                                                           153,783             (724,984)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Provision for loan losses                                                                  75,000               62,500
  Gain (loss) on sale of loans                                                              186,968               (8,140)
  Depreciation and amortization                                                             403,366              349,836
  Realized investment securities loss                                                          --                 (9,157)
  Decrease in accrued interest receivable and other assets                                  (28,219)            (570,358)
  Increase (decrease) in accrued interest payable and other liabilities                     (88,544)             993,418
                                                                                        -----------          -----------
Net cash provided by operating activities                                                   702,354               93,115

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                               (3,737,744)          (3,504,882)
Purchase of investments-Held-to-Maturity                                                 (4,562,764)          (6,095,331)
Proceeds from maturity & principal reductions of investments-Available-for-Sale           1,558,368            1,782,588
Proceeds from maturity & principal reductions of investments-Held-to-Maturity             2,632,719            5,112,809
Proceeds from sale of investment securities-Available-for-Sale                                 --              4,562,444
Proceeds from sale of loans                                                               4,407,029                 --
Net (increase) decrease in loans                                                            343,364           (4,747,670)
Purchase of premises and equipment                                                         (402,346)            (275,099)
                                                                                        -----------          -----------
Net cash provided by (used in) investing activities                                         238,624           (3,165,141)

Cash flows from financing activities
Net increase (decrease) in deposits                                                       3,289,806             (556,643)
Repayments on long term debt                                                                (23,015)             (21,915)
Reverse repurchase agreement                                                              1,327,091                 --
Net proceeds from issuance of common stock                                                   33,659              125,260
                                                                                        -----------          -----------
Net cash provided by (used in) financing activities                                       4,627,541             (453,298)

Increase (decrease) in cash and cash equivalents                                          5,568,519           (3,525,324)

Cash and cash equivalents at beginning of period                                          9,244,312           10,010,743

Cash and cash equivalents at end of period                                               14,812,831            6,485,419
                                                                                       ============          ===========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                  2,034,530            1,938,666
                                                                                       ============          ===========


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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars, except per share data)

                                      Quarter ended          Quarter ended
                                    September 30, 1997     September 30, 1996
                                    ------------------     ------------------

Net interest income                      $1,235                 $1,107
Provision for loan losses                    30                     23
Noninterest income                          410                    320
Noninterest expense                       1,551                  1,895
Net income (loss)                           $65                  $(492)

Earnings (Loss) per share                  $.08                 $(0.61)


Balance sheet totals:               September 30, 1997      December 31, 1996
                                    ------------------      -----------------

Total assets                           $101,537                $96,769
Loans, net                             $ 64,085                $69,097
Investment securities                  $ 18,607                $14,460
Deposits                               $ 92,051                $88,761
Shareholders' equity                   $  7,021                $ 6,759

Ratios
Return on assets                           .15%                  (.89)%
Return on equity                          2.35%                (12.02)%
Equity to assets ratio                    6.53%                  7.45%

Financial Condition

Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $942 thousand or .10% during the quarter ending September 30, 1997. Average funding sources increased $624 thousand for the same quarter.

Sources and Uses of Funds Trends

                              September 30, 1997                                        June 30, 1997
                              ------------------                                        -------------
                                   Average       Increase (Decrease)                        Average
                                   Balance            Amount                  %             Balance
                                   -------            ------               ------           -------
Funding uses:
     Loans                         $68,750          ($   240)                (.35%)         $68,990
     Investment securities
        Held-to-maturity            10,837               868                 8.71%            9,969
        Available-for-sale           7,053             2,181                44.76%            4,872
     Federal funds sold              7,692            (1,867)              (19.53%)           9,559
                                   -------           -------                                -------
         Total  uses               $94,332           $   942                                $93,282
                                   =======           =======                                =======

Funding sources:
     Demand deposits
     Noninterest-bearing           $17,451           $ 2,340                15.49%          $15,111
          Interest-bearing          14,924               644                 4.51%           14,280
     Savings deposits               23,454                57                  .25%           23,396
     Time deposits                  36,834            (2,328)               (5.94%)          39,162
     Other borrowed funds            1,487                89                (5.65%)           1,576
                                   -------           -------                                -------
          Total sources            $94,150           $   624                                $93,526
                                   =======           =======                                =======

Loans

Average loans decreased approximately $240 thousand or .35% during the quarter ended September 30, 1997. This decrease was primarily due to the sale of approximately $4.5 million of student loans in September 1997. The proceeds will be used to purchase higher yielding/lower cost to service consumer loans. While there were new loan originations during the quarter, they we offset by paydowns/payoffs in the portfolio.

The following table shows the composition of the Bank's loan portfolio by type loan.

(Thousands of Dollars)
                                          September      December
                                          30, 1997       31, 1996
                                          --------       --------
Commercial and industrial                  $11,688        $10,107
Commercial real estate                       1,420            649
Consumer loans                              15,984         17,240
Residential mortgages                       35,464         36,622
Loans held-for-sale                             --          4,906
                                           -------        -------
            Total Loans                    $64,556        $69,624
                                           =======        =======


Residential mortgage loans at September 30, 1997 continue to comprise the greatest percentage of total loans ,representing approximately 55% of the total portfolio. These loans as a percentage of the total portfolio increased during the quarter as a result of the sale of student loans. However, as the Bank moves forward to purchase consumer loans and to originate more commercial loans (primarily SBA guaranteed), this concentration is expected to decrease.

Nonperforming  and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 1997, non-accrual loans were $1 million. Approximately $649 thousand of the total nonaccrual loans were residential mortgages while $297 thousand had SBA guarantees. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At September 30, 1997, approximately 32.75% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At September 30, 1997, none of these loans were nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by 4.84%, or $1.2 million, during the quarter ended September 30, 1997. The decrease is due to an increase in the Bank's deposits and the September 1997 sale of $4.5 million student loans for which the sale proceeds were temporarily placed in Federal Funds Sold. There are plans to use the loan sale proceeds and other excess liquidity to purchase consumer loans in November 1997.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

Deposits

     Non-interest bearing demand deposits increased on average by approximately $2.3 million, or 15.49%, during the quarter ended September 30, 1997. The increase was primarily due to continuous corporate business development efforts which resulted in new large demand deposit accounts. In addition, continued enforcement of compensating balance arrangements with commercial loan borrowers has resulted in additional demand deposits.

Other Borrowed Funds

     The average balance for other borrowed funds decreased $89 thousand, or 5.65%, from June 30, 1997 to September 30, 1997. The decrease is due to the rollover/reduction of a reverse repurchase agreement from $1.5 million to $1.3 million. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

     The Bank's financial instrument commitments at September 30, 1997 are summarized below:

Commitments to extend credit                     $2,107,206
Outstanding letter of credit                     $  109,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of September 30, 1997, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $2.3 million at September 30, 1997, representing 12% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.4 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 1997:

                                               (Thousands of dollars)
                                               ----------------------
3 months or less                                    $ 8,973

Over 3 through 12 months                              4,240
Over 1 through five years                               200
Over five years                                         111
                                                    -------
     Total                                          $13,524
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

     The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1997, the Bank's interest-rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At September 30, 1997, a liability sensitive position is maintained on a cumulative basis through 1 year of -7.01% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been pushed out to longer repricing intervals versus immediate repricing timeframes making the analysis more reflective of the Bank's historical experience. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

Interest Sensitivity Analysis

                         Interest Rate Sensitivity Gaps
                            As of September 30, 1997



                                                More than     More than    More than   More than  More than
                                    0 to 3        3 to 6       6 to 12      1 to 3      3 to 5     5 to 15     More than
(Thousands of dollars)              months        months       months       years       years       years      15 years   Cumulative
                                    ------        ------       ------       -----       -----       -----      --------   ----------

Interest-sensitive assets
Time deposits                            --           288           43         --          --          --           --           327
Investment securities:
   Held-to-maturity                       772        --          2,297        2,501       1,499       3,347          493      10,966
   Available-for-sale                   4,928           2          649          398       1,402        --          5,354
Federal funds sold                     11,266        --           --           --          --          --           --         7,845
Loans and leases                       20,563        --          1,408        1,714       1,154       3,243       35,467      67,323
                                      -------     -------      -------      -------     -------     -------      -------     -------

   Total interest-sensitive assets     37,529         288        3,750        4,864       3,051       7,992       35,960      91,815
                                      -------     -------      -------      -------     -------     -------      -------     -------
Cumulative totals                      37,529      37,817       41,567       46,431      49,482      57,474       93,434
                                      -------     -------      -------      -------     -------     -------      -------

Interest-sensitive liabilities
Interest checking accounts                163         488        2,017        3,838        --          --           --         4,971
Money market accounts                     326         978        4,041        7,690        --          --           --        12,865
Savings accounts                          471       1,413        5,840       11,115        --          --           --        19,519
Certificates of deposit
  less than $100,000                    6,575       7,266        3,999        3,616       2,665        --           --        38,365
Certificates of deposit
  more than $100,000                    8,973       1,911        2,329          200        --           111         --
                                      -------     -------      -------      -------     -------     -------      -------     -------
Other borrowings                         --          --          1,327           52        --          --           --         1,581
                                      -------     -------      -------      -------     -------     -------      -------     -------

   Total Interest-sensitive
     liabilities                       16,507      12,055       19,552       26,511       2,665         111         --        77,301
                                      -------     -------      -------      -------     -------     -------      -------     -------

Cumulative totals                      16,507      28,563       48,115       74,626      77,291      77,402       77,402
                                      =======     =======      =======      =======     =======     =======      =======

Interest sensitivity gap               21,022     (11,767)     (15,802)     (21,647)        386       7,881       35,960
                                      =======     =======      =======      =======     =======     =======      =======

Cumulative gap                         21,022       9,254       (6,548)     (28,195)    (27,809)    (19,928)      16,032
                                      =======     =======      =======      =======     =======     =======      =======
Cumulative gap/
  total earning assets                  22.5%       9.90%       (7.01%)      (30.18)     (29.76)    (21.33%)      17.16%
                                      =======     =======      =======      =======     =======     =======      =======

Interest sensitive assets to
   interest sensitive liabilities        2.27         .02          .19          .18        1.14       72.00           00
                                      =======     =======      =======      =======     =======     =======      =======

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

     The Bank's policies and procedures conform with FDICIA 305 and indicate a limit of 20% as an acceptable fair value equity change in a +/- 200 basis point rate shock environment. Management performs a fair value simulation which demonstrates the fair value of equity increasing 5% if rates decrease 200 basis points and declining 10% if rates increase 200 basis points. This analysis confirms that the Bank has more exposure to increasing rates than to decreasing rates.

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at September 30, 1997. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity increased approximately $98 thousand during the quarter ended September 30, 1997. The increase during the quarter was due to internal capital generation in the form of net income of approximately $64 thousand and a $34 thousand increase in the unrealized gain on available-for-sale securities.

     The Federal Reserve Bank's ("FRB") standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier I capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

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

                                            September 30,      December 31,
                                                1997              1996
                                                ----              ----

Tier 1 Capital                                 $ 6,801          $ 6,558
Tier 2 Capital                                     473              504
                                               -------          -------
    Total Qualifying Capital                   $ 7,274          $ 7,062
                                               =======          =======
Risk Adjusted Total Assets
  (including off-balance
  sheet exposures)                             $44,540          $40,306
Tier 1 Risk-Based Capital Ratio                 15.27%           16.27%
Tier 2 Risk-Based Capital Ratio                 16.33%           17.52%
Leverage Ratio                                   6.70%            7.09%

RESULTS OF OPERATIONS

Summary

     The Bank had net income of approximately $64 thousand for the quarter ended September 30, 1997 compared to a loss of $492 thousand for the same quarter in 1996. The improvement in the Bank's earnings performance is primarily attributable to an increase in the Bank's net interest income, an increased level of other noninterest income and a reduction in noninterest expenses (from $1.9 million in 1996 to $1.5 million in 1997). Noninterest expense during the quarter ended September 30, 1996 included a one time FDIC SAIF Special Assessment of approximately $470,000.

     On a per common share basis, there was an improvement from ($.61) at September 30, 1996 to $.08 at September 30, 1997.

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

     Net interest income was $1.235 million for the quarter ending September 30, 1997 compared to $1.106 million for the same quarter in 1996. The primary determinant of the increase was the increase in the Bank's average earning assets from $101.5 million at September 30, 1996 to $99.3 million at September 30, 1997. This growth in earning assets is primarily attributable to an increase in average demand deposit balances due to continued corporate business development efforts. The increase in volume of investable funds was primarily used to fund new loan originations and temporary investments in Federal Funds Sold.

     The Bank's net interest margin has remained relatively constant at approximately 5%.

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

  The provision for loan losses charged against earnings for the quarter ending September 30, 1997 was $30 thousand, compared with $23 thousand for the quarter ended June 30, 1996. The increase in the provision for the quarter is primarily due to net charge-offs of approximately $61 thousand in the credit card portfolio. However, the composition of the loan portfolio with heavy concentration in residential mortgage loans, purchased or originated commercial SBA loans and student loans results in a portfolio with significantly lower credit risk characteristics due to collateral positions and government guarantees.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income increased from 1.13% of average total assets to .78% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1997. The increase is primarily attributable to a continued increase in transactional deposit accounts as a result of the significant corporate business development efforts. In addition, the Bank continues to strongly enforce compensating balance arrangements with its loan customers. In addition, during the quarter ended September 30, 1997, the Bank implemented a $5 surcharge on its "free" checking product if a $100 minimum is not maintained.

Noninterest expense

     Salaries and benefits represented 1.71% and 1.70% of total average assets for the quarters ended September 30, 1997 and 1996, respectively. For the quarter ended September 30, 1997, staffing levels remained relatively constant with some planned attrition and management's concerted effort to minimize new hirings and control personnel expense.

     Data processing expenses represented .63% and .70% of the total average assets for the quarters ended September 30, 1997 and 1996, respectively. Data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The decline in data processing expenses compared to September 30, 1996 is due to the sale of student loans during the quarters ended March 31, 1997 and September 30, 1997 The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible renegotiation of existing contracts with servicers.

     Occupancy expense increased approximately $38 thousand for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1997. This increase is primarily attributable to annual escalations in lease payments and maintenance contracts to service the Bank's growing ATM network.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     At September 30, 1997, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators, and prohibits the Bank and the Company from issuing debt.

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

No matters were submitted to a vote of security holders.

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

     Beginning May 19, 1997, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock. No shares wer yet sold pursuant to this offering. The stock is offered pursuant to an exemption from registration contained in 4(2) and 3(a)(5) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  A list of the exhibits submitted with this Form 10-Q are as follows:

          Copy of the Registrant's Call Report for the Period ending September 30, 1997 filed with Form SE.

     (b) Registrant's report on Form 8-K filed October 31, 1997 identifying the change in Registrant's certifying accountant is incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNITED BANCSHARES, INC.




Date: November 13, 1997            /s/ Emma C. Chappell
                                   -------------------------
                                   Emma C. Chappell
                                   Chairman, President & CEO