Form 10-K
period 1997-12-31
UNITED BANCSHARES INC /PA
filed 1998-04-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES _X_   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

     There is no market for the Common Stock. None of the shares of the Registrant's stock were sold within 60 days of the filing of this Form 10-K. As of March 15, 1998 the aggregate number of the shares of the Registrant's Common Stock outstanding was 823,695.

     Registrant also has a class of series preferred stock authorized. The Board of the Registrant has designated one series of non-voting preferred stock as Series A Preferred Stock. As of March 15, 1998, the aggregate number of shares of the Registrant's Series A Preferred Stock outstanding was 93,150.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by referenced:

     1. Registrant's filing on Form 8-K dated October 30, 1997.

                                     PART I

ITEM 1 BUSINESS

     United Bancshares, Inc.

     United Bancshares, Inc. ("Registrant" or "UBS") is a holding company for United Bank of Philadelphia (the "Bank"). UBS was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993. The Registrant became the Bank Holding Company of the Bank, pursuant to the Bank Holding Company Act of 1956, as amended, on October 14, 1994.

     The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at 714 Market Street, Philadelphia, Pennsylvania 19106. The Registrant's telephone number is (215) 829-2265.

     As of March 15, 1998, UBS and the Bank had a total of 73 employees.

     United Bank of Philadelphia

     The Bank, an African-American -controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department"). The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     The Bank conducts all its banking activities through its six offices located as follows: (i) Main Branch 714 Market Street, Philadelphia, PA; (ii) Center City Branch Two Penn Center, Philadelphia, PA; (iii) West Philadelphia Branch 37th & Lancaster Avenues, Philadelphia, PA; (iv) Mount Airy Branch 1562 East Wadsworth Avenue, Philadelphia, PA; (v) Frankford Branch 4806 Frankford Avenue, Philadelphia, PA; and (vi) West Girard Branch 2820 West Girard Avenue, Philadelphia, PA. Through these locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 1997, the Bank had total deposits aggregating approximately $91.6 million and had total net loans outstanding of approximately $74.2 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey. The city of Philadelphia is comprised of 353 census tracts and, based on 1990 census data, 204 or 58% of these are designated as low to moderate-income tracts while 105 or 30% are characterized both as low to moderate-income and minority tracts. The Bank's primary service area consists of a population of 1,577,815, which includes a minority population of 752,309.

     The Bank engages in the commercial banking business, serving the banking needs of its customers with a particular focus on, and sensitivity to, groups that have been traditionally under-served, including Blacks, Hispanics and women. The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

     The focus of the Bank's lending activities is on the origination of commercial, comsumer and residential loans. A broad range of credit products are offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and home equity lines of credit. At March 31, 1998 the Bank's maximum legal lending limit was approximately $1,035,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Bank has established relationships with correspondent banks to participate in loans that exceed the Bank's internal policies or legal lending limits. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to several loans and participants. However, the Bank maintains no credit that exceeds its legal lending limit.

     The Bank also offers commercial and retail products. In the area of commercial loans, the Bank has flexibility to develop loan arrangements targetted at a customer's objectives. Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk. The Bank participates in the government-sponsored Small Business Administration ("SBA") lending program and when the Bank deems it appropriate, obtains SBA guarantees for up to 90% of the loan amount. This guaranty effectively reduces the Bank's exposure to loss in its commercial loan portfolio. Commercial loans are typically made of the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

     The Bank's consumer loan program includes installment loans for home improvement and the purchase of consumer goods and automobiles, student loans, home equity and VISA secured and unsecured revolving lines of credit, and checking overdraft protection. The Bank also offers residential mortgage loans to its customers. The Bank's concentration in the retail area is in the category of student loans where it can minimize its risk of non-payment with government guarantees.

     In addition, the Bank offers safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks as well as international and trust services through correspondent institutions.

     The management and Board of the Bank are very active in their respective communities, allowing the Bank to closely monitor the needs of individuals and businesses in the communities in which it operates. The Bank continually focuses on developing programs to serve those needs. To this end, the Bank has been instrumental in establishing Philadelphia United Community Development Corporation ("Philadelphia United"). Philadelphia United is a non-profit corporation incorported in the Commonwealth of Pennsylvania. In 1997, the Bank received the commitment of the Community Development Financial Institution ("CDFI") Fund, to provide $500 thousand to the Bank for the purpose of carrying out community developmenht efforts. The Bank intends to assign these funds to Philadelphia United. The

Bank has also implemented programs aimed at counseling individuals and businesses on financial responsibility and credit repair. The program will give individuals and businesses, located primarily in Philadelphia's enterprise zones, access to sophisticated planning stalls and abilities. The Bank believes that Philadelphia United will contribute significantly to the Bank's pipeline for loans and depository accounts as the non-profit aid in the stabilization and completion of development projects

     Competition

     There is substantial competition among financial institutions in the Bank's service area. The Bank competes with local, regional and national commercial banks, as well as savings banks and savings and loan associations. Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers. To date, the Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank's mission to service groups of people who have traditionally been under-served and by its devotion to personalized customer service. The Bank's strategy has been, and will continue to be, to emphasize personalized services with special sensitivity to the needs of Blacks, Hispanics and women and to offer competitive rates to borrowers and depositors.

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

     In the past, the principal competition for deposits and loans have been other depository institutions. However, now the Bank also competes with other financial intermediaries such as brokerage houses offering investment vehicles to the general public. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits. In order to address the risk of deposit reduction due to investment in non-bank alternatives, the Bank has established a relationship with American Express Financial Advisors ("AEFA"). AEFA provides the Bank with two certified financial advisors who consult with the Bank's customers wishing to consider altnerative investments. These advisors maintain their offices in the Main Branch and Wadsworth Branch of the Bank. The Bank receives compensation from AEFA for each securities purchase made through these advisors, thus yielding additional fee income.

ITEM 2 - Properties

Main Branch

     The Bank's principal office is located on the first floor of a multi-tenant retail and commercial office building in Center City, Philadelphia, Pennsylvania located at 714 Market Street, Philadelphia, PA 19106. The Bank occupies approximately 5,700 square feet of space pursuant to a lease which expires on February 28, 2002. The lease has renewal options for two five-year periods and is subject to escalation clauses. The space is occupied by UBS, the Bank and Philadelphia United. The first floor contains a banking lobby, the vault, customer service area, executive and administrative offices, as well as the Bank's compliance and marketing groups. The Bank's finance, branch administrative and operations functions are located on the second floor of the same building, where the Bank leases an additional space on a month-to-month basis. The aggregate monthly rent for this location is $8,350.

Mt. Airy Branch
North Philadelphia Branch

     Pursuant to a 1993 acquisition of Chase Federal Savings and Loan Association ("Chase") the Bank acquired a branch at 1562 East Wadsworth Avenue, in the Mt. Airy section of Philadelphia. The Bank is provided the branch office location on Wadsworth Avenue on a rent-free basis until June, 1998.

Center City Branch

     In August 1993, the Bank acquired the deposits of certain branches of Home Unity Federal Savings and Loan ("Home Unity"). Pursuant to the Home Unity acquisition, the Bank established locations at Two Penn Center, Philadelphia, PA and 4806 Frankford Avenue, Philadelphia, PA. The Bank leases approximately 4,769 square feet at its Two Penn Center location. The space includes lobby, teller area, customer service area, primary lending area and administrative offices, as well as a vault. The aggregate monthly rent for this location is $11,293.

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

West Philadelphia Branch

     On July 22, 1996, the Bank acquired a branch location at 3750 Lancaster Avenue from PNC Bank. The facility is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental is approximately $1,891, exclusive of taxes, insurance, utilities and janitorial service.

ITEM 3 - Legal Proceedings

     No material claims have been instituted or threatened by or against UBS or its affiliates other than in the normal course of business.

On May 31, 1997, a case was brought in the United States Court for the Eastern District of Pennsylvania by an individual relating to a fraud perpetrated by an individual named Michael Anthony Andrews. Plantiff purports to assert claims against the Bank based upon the Bank's acceptance of certain checks written by the Plaintiff for deposit in the Defendant Andrews' account. SEI Corp. was named as an additional defendant. The suit alleges that the plaintiff invested funds with the Defendant Andrews upon the belief that he was an employee of SEI Corp. Mr. Edwards established an account at the bank in the name of SEI and deposited the Plaintiff's funds. These funds have since been withdrawn from the account, or other wise depleted. The suit seeks damages in the amount of approximately $95,000 although the amount of the checks written by Plaintiff and deposited in the account subject to controversy totaled $18,000. Management believes that the suit is without merit, since the Bank adhered to reasonable and customary procedures. As a result, Management believes the likelihood of success of the Plaintiff with respect to the bank is minimal. A summary judgement motion has been filed on behalf of the Bank. The motion is presently pending.

ITEM 4 - Submission of Matters to Vote of Security Holders

     Not Applicable. No matters were submitted to a vote of Registrant's security holders since the Registrant's last periodic filing.

                                     PART II

ITEM 5 - Market for the Registrant's Common Stock.

     As of March 15, 1998 there were 3,159 shareholders of record of UBS's Common Stock.

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

     Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants have been sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), were issued at $12.00 per unit. The warrant exercise price was $8.00 per share for the 1996 Warrant was $9.00 per share for the 1997 Warrant, and will be $10.00 per share for the 1998 Warrant. The exercise price of the warrants may be adjusted to avoid dilution of warrant holders. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on December 31, 1995. In December 1995, the Registrant sold 41,666 shares of Registrant's common stock in an offering exempt from registration pursuant to section 4(2) of the Act at a purchase price of $12.00 per share. This sale was accomplished pursuant to a commitment to purchase these securities issued in December 1994.

     Beginning May 10, 1996, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock. 6,934 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption from registration contained in 4(2) and 3(a)(5) of the Act. During 1996, the Registrant received, $55,536 and issued 6,942 shares as a result of warrant exercises by shareholders to purchase common stock at a price of $8.00 per share. Beginning May 19, 1997, Registrant commenced an offering solely to existing stockholders of 250,000 shares of its common stock, initially on a pro-rata basis. 3,550 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption contained in 4(2) and 3(a)(5) of the Act. During 1997, the Registrant received $34,710 and issued 3,856 shares as a result of exercise of the 1997 warrants at $9.00 per share. As of December 31, 1997, there were 7,733 warrants outstanding to purchase common stock of the Bank at $10.00 per share. No other warrants remain outstanding.

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

ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data

================================================================================================
SELECTED FINANCIAL DATA

Year ended December 31,                1997        1996         1995         1994         1993
------------------------------------------------------------------------------------------------
                                             (Dollars in thousands, except per share data)
Net interest income ..............   $  4,744    $  4,259     $  4,012     $  3,766     $    988

Provision for loan losses ........         97          85           78          385          110
Noninterest income ...............      1,517       1,118          741          940        3,105
Noninterest expense ..............      5,983       6,123        5,454        5,068        3,121
Net income (loss) ................        181        (832)        (779)        (747)         862
Net income (loss) per share--basic       0.22       (1.03)       (1.04)       (1.01)        1.26

Balance sheet totals:
  Total assets ...................   $108,914    $ 96,769     $ 92,635     $ 95,255     $ 77,081
  Net loans ......................     73,694      69,097       61,696       63,043       48,919
  Investment securities ..........     18,253      14,460       16,739       18,944       20,296
  Deposits .......................     99,427      88,761       84,228       87,451       68,981
  Shareholders' equity ...........      7,059       6,759        7,470        6,799        6,343

  Ratios:
    Equity to assets .............       6.61%       7.45%        7.36%        6.54%        9.02%
    Return on assets .............       0.18%      (0.89)%      (0.87)%      (0.83)%       1.76%
    Return on equity .............       2.69%     (12.02)%     (11.83)%     (12.69)%      19.53%
=================================================================================================

ITEM 7 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In April 1993, the shareholders of United Bank of Philadelphia (the Bank) voted in favor of the formation of a bank holding company, United Bancshares, Inc. (the Company). Accordingly, in October 1994 the Company became a bank holding company in conjunction with the issuance of its common shares in exchange for the common shares of the Bank. Since 1994, the financial statements are prepared on a consolidated basis to include the accounts of the Company and the Bank. Financial data for prior periods are presented for the Bank only.

     The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

RESULTS OF OPERATIONS

Summary

     The Company recorded net income of $181,000 ($0.22 per share) for 1997 compared to a loss of $832,000 ($1.03 per share) in 1996 and a loss of $779,000 ($1.04 per share) in 1995. In 1996, the Company incurred a one-time Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF) Special Assessment of approximately $485,000 resulting from legislation passed by Congress on September 30, 1996 to recapitalize the SAIF. Excluding the SAIF Special Assessment, the Bank's loss for 1996 would have been approximately $347,000. The improvement in earnings during 1997 is primarily attributable to an increase in earning assets funded by a higher level of noninterest-bearing accounts, an increase in deposit-related fee income (including ATM surcharge fees) and a reduction in noninterest expense. A more detailed explanation for each contribution to the improvement in earnings is included in the sections below.

     Management continues to recognize the need to grow the Bank's deposit level to generate operating economies of scale and net interest income to cover the cost of operations. During 1997, average earning assets increased approximately $8.5 million, or 9.9%, while the net yield on average interest-earning assets increased from 4.95% to 5.01%. The result was an increase of $485,000 in net interest income from 1996 to 1997.

     Management considers the Bank's loan portfolio to be of high quality with nonperforming assets representing 0.17% of average loans. Although the allowance for loan losses as a percentage of total loans declined from 0.76% in 1996 to 0.63% in 1997, an evaluation of the portfolio, net of residential mortgage loans, indicates that approximately $14.5 million, or 38%, of the "non-mortgage" portfolio is cash and/or government-guaranteed. Therefore, in evaluating the adequacy of the allowance for loan loss, only the net exposure (unguaranteed portion) should be considered. As a result of the loan portfolio composition (primarily residential mortgage loans, Small Business Administration (SBA) guaranteed loans, and guaranteed student loans), only $15 million of the portfolio represents some level of risk--no guarantee features, significant collateral, or proven track record of repayment. The Bank has an excellent charge-off history. In fact, most of the charge-offs the Bank experienced in 1997 were related to the unguaranteed portion of SBA loans which had been fully reserved at December 31, 1996. If these specific reserves were excluded from the December 31, 1996 allowance, the percent of reserve to total loans would have been 0.67%--slightly higher than 0.63% in 1997.

===================================================================================================================================
TABLE 1--AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE SUMMARY

December 31,                                              1997                          1996                          1995
-----------------------------------------------------------------------------------------------------------------------------------

                                              Average             Yield/    Average             Yield/    Average             Yield/
                                              balance   Interest   rate     balance   Interest   rate     balance   Interest   rate
                                             --------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans.....................................  $68,887    $5,913    8.58%    $65,243    $5,567    8.53%    $57,491    $5,158    8.97%
  Investment securities held-to-maturity....   10,222       659    6.45       8,110       502    6.19      10,306       512    4.97
  Investment securities available-for-sale..    6,252       434    6.94       8,319       495    5.95       8,474       491    5.79
  Federal funds sold........................    9,187       483    5.26       4,350       225    5.17       6,966       393    5.64
                                             --------------------------------------------------------------------------------------
    Total interest-earning assets...........   94,548     7,489    7.92      86,022     6,789    7.89      83,237     6,554    7.87
Noninterest-earning assets:
  Cash and due from banks...................    4,271                         3,671                         3,293
  Premises and equipment, net...............    1,846                         1,657                         1,570
  Other assets..............................    1,564                         2,129                         1,921
  Less allowance for loan losses............     (468)                         (506)                         (580)
                                             --------------------------------------------------------------------------------------
    Total................................... $101,761                       $92,973                       $89,441
===================================================================================================================================
Liabilities and shareholders' equity:
Interest-bearing liabilities:
  Demand deposits...........................  $14,812    $  379    2.56%    $13,072       294    2.25%    $11,777    $  293    2.49%
  Savings deposits..........................   23,277       459    1.97      24,046       506    2.10      23,505       521    2.22
  Time deposits.............................   37,627     1,852    4.92      34,806     1,651    4.74      37,907     1,722    4.54
  Other borrowed funds......................    1,262        55    4.36       1,821        79    4.34         118         6    5.08
                                             --------------------------------------------------------------------------------------
    Total interest-bearing liabilities......   76,978     2,745    3.57      73,745     2,530    3.43      73,307     2,542    3.47
Noninterest-bearing liabilities:
  Demand deposits...........................   15,905                        11,197                         7,777
  Other.....................................    2,153                         1,107                          1,772
Shareholders' equity........................    6,725                         6,924                          6,585
                                             --------------------------------------------------------------------------------------
    Total................................... $101,761                       $92,973                       $89,441
===================================================================================================================================

Net interest earnings.......................             $4,744                        $4,259                        $4,012
Net yield on interest-earning assets........                       5.01%                         4.95%                         4.82%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.
===================================================================================================================================

Net Interest Income

  Net interest income is an effective measure of how well management has balanced the Bank's interest rate-sensitive assets and liabilities. Net interest income, the difference between (a) interest and fees on interest-earning assets and (b) interest paid on interest-bearing liabilities, is a significant component of the Bank's earnings. Changes in net interest income result primarily from increases or decreases in the average balances of interest-earning assets, the availability of particular sources of funds and changes in prevailing interest rates.

  Net interest income for 1997 totaled $4.7 million, an increase of $485,000, or 11.4%, compared to 1996. Net interest income in 1996 totaled $4.3 million, an increase of $247,000, or 6.2%, compared to 1995.

====================================================================================================================================
TABLE 2--RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                1997 compared to 1996                      1996 compared to 1995
                                                            ------------------------------------------------------------------------
                                                              Increase (decrease) due to               Increase (decrease) due to
                                                            ------------------------------------------------------------------------
                                                            Volume        Rate          Net        Volume         Rate          Net
                                                            ------------------------------------------------------------------------
                                                                                            (Dollars in thousands)
Interest earned on:
  Loans ..............................................       $ 245        $ 101        $ 346        $ 581        $(172)       $ 409
  Investment securities held-to-maturity .............         136           21          157         (136)         126          (10)
  Investment securities available-for-sale ...........        (144)          83          (61)         (10)          14            4
  Federal funds sold .................................         254            4          258         (135)         (33)        (168)
                                                            ------------------------------------------------------------------------
    Total interest-earning assets ....................         491          209          700          300          (65)         235
                                                            ========================================================================
Interest paid on:
  Demand deposits ....................................          76            9           85           29          (28)           1
  Savings deposits ...................................          13          (60)         (47)          12          (27)         (15)
  Time deposits ......................................          68          133          201         (147)          76          (71)
  Other borrowed funds ...............................         (98)          74          (24)          72            1           73
                                                            ------------------------------------------------------------------------
    Total interest-bearing liabilities ...............          59          156          215          (34)          22          (12)
                                                            ========================================================================
    Net interest income ..............................       $ 432        $  53        $ 485        $ 334        $ (87)       $ 247
====================================================================================================================================

     Changes in interest income or expense not arising solely as a result of volume or rate variances (are allocated to rate variances) due to the interest sensitivity of consolidated assets and liabilities.

     In 1997, there was an increase in net interest income of $432,000 due to changes in volume and an increase of $53,000 due to changes in rate. In 1996, there was an increase in net interest income of $334,000 due to changes in volume and a decrease of $87,000 due to changes in rate.

     Average earning assets increased from $86 million in 1996 to $94.5 million in 1997 and from $83.2 million in 1995 to $86 million in 1996. This growth in earning assets is primarily attributed to an increase in average demand deposit balances due to continued growth in new checking account products--"free" checking and "entrepreneurial-25" checking which were introduced in 1995. These products provide a low-cost/ minimum balance option for personal and small business customers who have relatively low-volume activity in their checking accounts. While benefiting customers, these products also serve as means of generating noninterest-bearing funds for the Bank as well as a source of service charge income from overdraft fees. In addition, during 1997 the Bank implemented a new deposit transfer ("sweep") product for its nonprofit and municipal customers which provides for the overnight transfer of available funds from a noninterest-bearing account to an interest-bearing account.

     The Bank's net interest margin was 5.01% in 1997 compared to 4.95% in 1996 and 4.82% in 1995. The primary determinant of the increase in 1997 was commercial loan growth coupled by the sale of lower-yielding student loans and an increase in noninterest-bearing demand deposit accounts. The prime rate increased 25 basis points during the year from 8.25% to 8.50%. Average loans increased $3.6 million during 1997 and produced a yield of 8.58% compared to 8.53% in 1996 and 8.83% in 1995.

     The decrease in yield during 1996 was primarily attributed to a reduction in prime rate and the significant increase in student loan originations during the year which carry with them a lower yield than commercial and/or installment loans. However, the increase in volume in 1996 more than compensated for the decline in yield--producing a $409,000 net increase in interest on loans.

     The increase in yield in 1995 was primarily a result of a change in composition of the loan portfolio. At December 31, 1994, residential mortgage loans made up 77.81%, or $49.6 million, of the loan portfolio compared to 59.95%, or $37.3 million, at December 31, 1995. As residential mortgage loans were sold or paid down, they were replaced with higher-yielding commercial SBA loans and student loans.

     During 1997, the average federal funds rate increased slightly to 5.26% compared to 5.17% in 1996 and 5.64% in 1995. During 1997, the average investment in federal funds increased by $4.8 million as a result of the temporary investment of the proceeds from the sale of approximately $9.7 million in student loans in federal funds sold until other loans could be originated and/or purchased.

     The yield on the investment portfolio increased 56 basis points to 6.63% in 1997 compared to 6.07% in 1996 and 5.34% in 1995 due to the longer contractual maturity structure, imbedded call options, and rate adjustment intervals characteristic of the portfolio.

     The cost of interest-bearing deposits increased to 3.57% in 1997 compared to 3.41% in 1996 and 3.47% in 1995. During 1996 and 1995, interest rates paid on deposits remained relatively constant. The increase during 1997 is primarily related to the introduction of a fourth tier for balances in excess of $250,000 on the Bank's Business Money Market Account which earns a higher interest rate. This product was designed to attract customers with larger deposit balances.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan port folio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision and allowance for loan losses charged against earnings in 1997 was $97,000 compared to $85,000 in 1996 and $78,000 in 1995. The gradual change in the composition of the loan portfolio from residential mortgage loans to purchased or originated commercial SBA loans and student loans results in a portfolio with significantly lower credit risk characteristics due to the related government guarantees. Historically, the Bank has not charged-off loans in it residential mortgage loan portfolio. Management believes the current level of the allowance is adequate and anticipates future provisions for loan losses will be consistent with 1997.

Noninterest Income

     Noninterest income increased $399,000 during 1997. The increase was primarily a result of increased ATM surcharge fees ($418,000 in 1997 compared to $150,000 in 1996) due to a full year of ATM surcharge fees compared to two quarters in 1996, an increase in the ATM surcharge from $0.90 per transaction in 1996 to $1.00 in 1997, and growth in the ATM network from 15 to 26 machines. In addition, continued growth in the number of demand deposit accounts to which activity charges apply and the implementation of a low-balance charge on "free checking" accounts when the balance falls below $100 resulted in a $113,000 increase in demand deposit-related fee income--including overdraft fees, low balance fees, and activity charges. Finally, during 1997, the Bank sold approximately $9.7 million student loans for a gain of $187,000.

     Noninterest income increased $376,000 during 1996 compared to 1995. The increase was primarily attributable to an increase in transactional deposit accounts from an average of $19.6 million in 1995 to $24.3 million in 1996 as a result of the continued success of product offerings which were introduced in 1995--"free checking" and "entrepreneurial-25" checking. Deposit-related noninterest income increased to 0.98% of average total assets in 1996 from 0.73% in 1995 and 0.61% in 1994. In addition, in 1996 the Bank strongly enforced compensating balance arrangements with its loan customers. Also contributing to the increase was the implementation of a surcharge for all noncustomer use of the Bank's ATMs in September 1996 and an expanded ATM network from five machines in 1995 to 15 machines in 1996. During 1996, the Bank entered into an agreement with a growing retail corporation which provides for the placement of ATMs in its retail stores. Finally, during 1996 the Bank received a $90,000 one-time settlement from the Resolution Trust Corporation (RTC) related to accrued interest on loans it was to acquire.

     There were no sales of securities during 1997. Securities gains totaled $9,000 in 1996. There were no sales of securities during 1995.

Noninterest Expense

     Excluding the one-time SAIF Special Assessment in 1996 of $485,000, noninterest expense increased $345,000, or 6.1%, in 1997 to $6 million compared to $5.6 million in 1996 and $5.4 million in 1995.

     Salaries and benefits increased $142,000, or 6.3%, in 1997 compared to a decrease of $23,000, or 1%, in 1996. In addition to normal salary adjustments, the increase during 1997 came as a result of an increase to a full complement of staff to handle increased work volumes due to growth in the Bank's deposit levels during the year. In addition, during 1997 the chief executive officer's employment contract was amended to provide her with a defined contribution retirement plan which resulted in an additional $47,000 expense. During 1996, the Bank closed two branches and opened one. However, staffing levels remained relatively constant with some planned attrition and management's concerted effort to minimize new hirings and control personnel expense.

     Occupancy and equipment expense increased approximately $117,000, or 13%, during 1997 compared to an increase of $79,000 during 1996. The increase during 1997 was primarily attributable to annual escalations in lease payments, a full year of lease payments for the Bank's West Philadelphia branch which opened in July 1996, and maintenance contracts to service the Bank's growing ATM network. In November 1996, the Bank closed two branches it had acquired from the RTC in 1993 and 1994 under free-rent agreements. These branches were closed due to the significant level of deposit runoff which occurred almost immediately following the acquisition which rendered them unprofitable to continue to operate. Remaining deposits of these branches were transferred to other branches. While the closed branches were leased under free-rent agreements, significant repairs and maintenance costs and other operational costs were incurred while they were open.

     Data processing expenses increased by $32,000, or 4%, during 1997 compared to an increase of $191,000, or 30.7%, in 1996. The bulk of the Bank's data processing is outsourced to third-party processors. These expenses are reflective of the high level of low-balance accounts being serviced for which the Bank is charged a per-account charge by processors. The increase during 1996 was primarily attributable to growth in the student loan portfolio for which the Bank pays an outside vendor to service based on average outstanding balances. The Bank continues to study methods by which it may reduce its data processing costs, including, but not limited to, a consolidation of servicers, in-house processing versus outsourcing, and the possible renegotiation of existing contracts with servicers. In an effort to reduce these costs during 1997, the Bank sold $9.7 million of its student loan portfolio and replaced it with commercial and other consumer loans with lower servicing costs.

     Federal deposit insurance premiums were $66,000 in 1997 compared to $616,000 in 1996 and $200,000 in 1995. FDIC insurance premiums are applied to all financial institutions based on a risk-based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. During 1996, there was a one-time SAIF Special Assessment of approximately $485,000 resulting from legislation passed by Congress on September 30, 1996 to recapitalize the SAIF. As a result, commercial banks, like United Bank, which were members of the BIF and owned SAIF-assessable deposits, were required to pay a one-time assessment of 65.7 basis points of total SAIF-assessable deposits on November 27, 1996. Because the Bank acquired deposits of failed savings and loan institutions from the RTC in 1993 and 1994, approximately $71 million of its deposits are considered SAIF-assessable. Almost immediately following the acquisitions, a significant amount of acquired RTC savings and loan deposits ran off, leaving a balance of less than $20 million. However, the legislation did not make any provision for deposit runoff. The assessment during 1997 was based on 1.29 basis points for BIF-assessable deposits and 6.28 basis points for SAIF-assessable deposits.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 indicates how the Bank has managed these elements. Average funding uses increased approximately $8.5 million, or 9.98%, in 1997 compared to $2.8 million, or 3.4%, in 1996.

====================================================================================================================================
TABLE 3--SOURCES AND USES OF FUNDS TRENDS

                                                         1997                                     1996                        1995
------------------------------------------------------------------------------------------------------------------------------------
                                                       Increase                                 Increase
                                           Average    (decrease)                    Average    (decrease)                    Average
                                           balance      amount         Percent      balance      amount         Percent      balance
                                         -------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)

Funding uses:
  Loans ...............................    $ 68,887    $  3,644           5.59%     $ 65,243    $  7,752         13.48%     $ 57,491
  Investment securities:
    Held-to-maturity ..................      10,222       2,112          26.04         8,110      (2,196)       (21.31)       10,306
    Available-for-sale ................       6,252      (2,067)        (24.85)        8,319        (155)        (1.83)        8,474
  Federal funds sold ..................       9,187       4,837         111.20         4,350      (2,616)       (37.55)        6,966
                                         -------------------------------------------------------------------------------------------
    Total uses ........................    $ 94,548    $  8,526                     $ 86,022    $  2,785                    $ 83,237
                                         ===========================================================================================
Funding sources:
  Demand deposits:
    Noninterest-bearing ...............    $ 15,905    $  4,708          42.05%     $ 11,197    $  3,420         43.98%     $  7,777
    Interest-bearing ..................      14,812       1,740          13.31        13,072       1,295         11.00        11,777
  Savings deposits ....................      23,277        (769)         (3.20)       24,046         541          2.30        23,505
  Time deposits .......................      37,627       2,821           8.11        34,806      (3,101)        (8.18)       37,907
  Other borrowed funds ................       1,262        (559)        (30.70)        1,821       1,703      1,443.22           118
                                         -------------------------------------------------------------------------------------------
    Total sources .....................    $ 92,883    $  7,941                     $ 84,942    $  3,858                    $ 81,084
                                         ===========================================================================================
*Includes held-to-maturity and available-for-sale securities.
====================================================================================================================================

Investment Securities and other Short-Term Investments

     The Bank's investment portfolio is classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are carried at amortized cost and are those securities the Bank has both the intent and ability to hold to maturity. Investments classified as available-for-sale are those investments the Bank intends to hold for an indefinite amount of time, but not necessarily to maturity, and are carried at fair value, with the unrealized holding gains and losses reported as a component of shareholders' equity on the balance sheet.

     Average investment securities and federal funds sold, in the aggregate, increased by $4.9 million, or 23.5%, in 1997 compared to a decrease of $5.0 million, or 19%, in 1996. The increase during 1997 is a result of 10.2% deposit growth and the temporary investment of $9.7 million student loan sale proceeds in federal funds sold until loans were originated and/or purchased. The decline in investments and federal funds during 1996 was attributed to a shift in investable funds to higher-yielding loans to enhance the Bank's net interest margin.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

     As reflected in Table 4, the assumed average maturity of the investment portfolio was 2.65 years at year-end 1997. Approxi mately 41% of the portfolio consists of mortgage-backed pass-through securities which have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

====================================================================================================================================
TABLE 4--ANALYSIS OF INVESTMENT SECURITIES

                                            Within            After one but       After five but            After
                                           one year         within five years    within ten years         ten years
------------------------------------------------------------------------------------------------------------------------------------
                                        Amount     Yield     Amount    Yield      Amount     Yield     Amount     Yield       Total
                                     -----------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
U.S. Treasury ....................   $ 2,948        5.45%   $ 1,000        5.84%   $    --         --%   $  --       --%     $ 3,948
Other government securities ......        --          --      2,499        6.64      3,847        7.14      --        --       6,346
Other investments ................        --          --         --          --         --          --     320      6.00         320
Mutual funds .....................        85        5.57         --          --         --          --      --        --          85
Mortgage-backed securities .......        --          --         --          --         --          --      --        --       7,554
                                     -----------------------------------------------------------------------------------------------
  Total securities ...............   $ 3,033                $ 3,499                $ 3,847               $ 320               $18,253
                                     ===============================================================================================
Average maturity .................                                                                                        2.65 years

The above table sets forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).
====================================================================================================================================

Loans

     Average loans increased approximately $3.6 million, or 5.59%, in 1997 compared to an increase of $7.8 million, or 13.48%, in 1996. The increase during 1997 was primarily due to an increase in commercial loan originations and the purchase of approximately $8 million in seasoned automobile loans. During 1997, the Bank sold $9.7 million student loans in an effort to reduce data processing costs and to improve the overall yield on the loan portfolio by shifting the funds into higher-yielding commercial and consumer loans. In addition, during 1997 mortgage loans continue to decline as a result of payoff/paydowns and refinancings due to the low mortgage rate environment.

     The Bank's policy is to make its loans and commitments in the market area it serves. However, due to the relatively slow loan demand in 1994 and 1995, the Bank purchased a significant portion of its loan portfolio to adequately match its level of deposits and to improve the net interest margin. In subsequent years, the Bank has had originations and a strong pipeline of loans located within the Philadelphia region.

====================================================================================================================================
TABLE 5--LOANS OUTSTANDING, NET OF UNEARNED INCOME

December 31,                                              1997             1996             1995             1994             1993
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Commercial and industrial .....................          $12,095          $10,107          $ 8,021          $ 3,037          $ 2,729
Commercial real estate ........................            1,515              649              627            1,608            1,735
Consumer loans ................................           22,611           17,340           16,254            9,503            3,275
Residential mortgages .........................           35,962           36,622           37,271           39,398           28,691
Loans held-for-sale ...........................            1,979            4,906               --           10,223           13,118
                                                         ---------------------------------------------------------------------------
  Total loans .................................          $74,162          $69,624          $62,173          $63,769          $49,548
                                                         ===========================================================================
====================================================================================================================================

====================================================================================================================================
TABLE 6--LOAN MATURITIES AND INTEREST SENSITIVITY

                                                                        Within        After one but         After
                                                                       one year     within five years     ten years           Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Commercial and industrial ..................................           $ 3,696           $ 2,478           $ 5,921           $12,095
Commercial real estate .....................................               941               528                46             1,515
Consumer loans .............................................             1,802            20,496             2,292            24,590
Residential mortgages ......................................                --                --            35,962            35,962
                                                                       -------------------------------------------------------------
  Total loans ..............................................           $ 6,439           $23,502           $44,221           $74,162
                                                                       =======
Loans maturing after one year with:
  Fixed interest rates .....................................           $44,934
                                                                       =======
  Variable interest rates ..................................           $22,789
                                                                       =======
====================================================================================================================================

Nonperforming Loans

     Table 7 reflects the Bank's nonperforming loans for the last five years. The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be non performing before the lapse of 90 days. The Bank's policy is to charge off unsecured loans after 90 days past due. Interest on nonperforming loans ceases to accrue except for loans which are well-collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

====================================================================================================================================
TABLE 7--NONPERFORMING LOANS

                                                                                   1997       1996       1995       1994       1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Dollars in thousands)
Nonaccrual loans ............................................................     $1,179     $  800     $  949     $  572     $  500
Interest income included in net income for the year .........................         14          6         23         --         --
Interest income that would have been recorded under original terms ..........        112         45         37         41          6
Loans past due 90 days and still accruing ...................................        306        408         10         --         --
====================================================================================================================================

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

     At December 31, 1997, approximately 34% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 1997, none of these loans were nonperforming.

     During 1997, nonaccrual loans increased to $1.2 million, up from $800,000 at December 31, 1996. The level of non accrual loans during 1997 and 1996 is primarily attributable to the aging of the residential mortgage loan portfolios the Bank acquired in 1993 and 1994. At December 31, 1997 and 1996, approximately $895,000 and $327,000, respectively, of the total nonaccrual loans were residential mortgages, while the remaining balance consisted primarily of loans with SBA guarantees of principal. The underlying collateral and guarantees minimize the risk of loss associated with these loans. Loans past due 90 days and still accruing consist primarily of student loans for which there is a 98% guarantee of principal and interest.

Allowance for Loan Losses

     The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. Table 9 presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be re-allocated in the future to reflect then-current conditions.

     During 1997, the Bank charged off $77,000 (net) of its delinquent credit card portfolio. In September 1996, the Bank changed credit card processors. Subsequently, it was determined that certain accounts had been "re-aged" by the former processor. Upon identification of these accounts in 1997, they were charged off.

====================================================================================================================================

TABLE 8--ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                    1997                  1996                   1995                  1994
------------------------------------------------------------------------------------------------------------------------------------
                                                        Percent                Percent                Percent              Percent
                                                       of loans               of loans               of loans             of loans
                                                        in each               in each                in each               in each
                                                      category to           category to            category to           category to
                                             Amount   total loans   Amount  total loans   Amount   total loans  Amount   total loans
                                             ---------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Commercial and industrial .................   $144       16.31%      $222      14.52%      $113       12.90%     $226        4.76%
Commercial real estate ....................     13        2.04         13       0.93         13        1.01        30        2.52
Residential mortgages .....................    180       48.49        245      52.60        246       59.95       429       77.82
Consumer loans ............................     97       33.16         44      31.95         65       26.14        41       14.90
Unallocated ...............................     34          --          4         --         39          --        --          --
                                             --------------------------------------------------------------------------------------
                                              $468      100.00%      $528     100.00%      $476      100.00%     $726       100.00%
                                             ======================================================================================
====================================================================================================================================

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

====================================================================================================================================
TABLE 9--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Year ended December 31,                                                   1997         1996        1995         1994          1993
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
Balance at January 1 ..............................................      $ 528        $ 476        $ 726        $ 629        $ 191
                                                                         ---------------------------------------------------------
Charge-offs:
  Commercial and industrial .......................................        (66)         (17)        (195)        (298)         (77)
  Commercial real estate ..........................................         --           --           --           --           --
  Residential mortgages ...........................................         (9)          --           --           --           --
  Consumer loans ..................................................       (160)         (25)          (5)         (44)         (21)
                                                                         ---------------------------------------------------------
                                                                          (235)         (42)        (200)        (342)         (98)
Recoveries--consumer loans ........................................         78            9            6            3           --
                                                                         ---------------------------------------------------------
Net charge-offs ...................................................       (157)         (33)        (194)        (339)         (98)
Additions charged to operations ...................................         97           85           78          385          110
Allowance allocated to acquired loans .............................         --           --           --          185          426
Allowance previously allocated to sold loans ......................         --           --         (134)        (134)          --
                                                                         ---------------------------------------------------------
Balance at December 31 ............................................      $ 468        $ 528        $ 476        $ 726        $ 629
                                                                         =========================================================
Ratio of net charge-offs to average loans outstanding .............       0.23%        0.05%        0.34%        0.63%         1.2%
                                                                         =========================================================

The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.
====================================================================================================================================

Deposits

     Average deposits, including noninterest-bearing deposits, grew approximately $8.5 million, or 10.2%, in 1997 compared to $2.2 million, or 2.6%, in 1996. Beginning in 1995, the Bank strategically planned to counterbalance the impact of its prior years' deposit acquisitions from the RTC that were concentrated in the areas of savings and time deposits which are typical of savings and loan institutions. While these deposits served as an addition to the Bank's core deposit base, they also had the effect of increasing the Bank's cost of funds as noninterest-bearing deposits were minimal. In 1995, the Bank designed two new demand deposit products ("free" checking and "entrepreneurial-25" checking) to meet the needs of the community and to generate additional low-cost deposits. As a result, during 1997 and 1996, noninterest-bearing deposits grew approximately $6.9 million and $3.8 million, respectively. In addition, sweep deposit accounts were introduced in 1997 as a vehicle to attract larger deposits by sweeping funds out of noninterest-bearing demand deposit accounts and investing them overnight in interest-bearing deposit accounts. At December 31, 1997, there were $5.4 million in such accounts.

====================================================================================================================================
TABLE 10--DEPOSITS BY CLASS AND RATE

                                                                   1997                       1996                       1995
------------------------------------------------------------------------------------------------------------------------------------
                                                           Amount         Rate        Amount         Rate        Amount         Rate
                                                           -------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
Noninterest-bearing demand deposits ...............        $15,905         0 %        $11,197         0 %        $ 7,777         0 %
Interest-bearing demand deposits ..................         14,812        2.56         13,072        2.25         11,777        2.49
Savings deposits ..................................         23,277        1.97         24,046        2.10         23,505        2.22
Time deposits .....................................         37,627        4.92         34,806        4.74         37,907        4.54
====================================================================================================================================

Other Borrowed Funds

     The average balance for other borrowed funds decreased $559,000, or 30.70%, in 1997 compared to 1996 and increased $1.7 million, or 1,443.22%, in 1996 compared to 1995. The decrease in other borrowed funds during 1997 was due to lower-balance reverse repurchase agreements the Bank entered into in 1997 compared to 1996. The level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

Liquidity and Interest Rate Sensitivity Management

     The primary functions of asset/liability management are to assure adequate liquidity and maintain appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates.

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (FRB) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reli ance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 1997, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Govern ment and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $3 million at December 31, 1997, representing 16.6% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.4 million in loans are scheduled to mature within one year.

  The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of deposits of $100,000 or more.

================================================================================
TABLE 11--MATURITY OF DEPOSITS OF $100,000 OR MORE
                     (Dollars in thousands)
3 months or less..........................................    $ 9,498
Over 3 through 6 months...................................      1,582
Over 6 months through 1 year..............................      2,259
Over 1 through five years.................................        400
Over five years...........................................        113
                                                              -------
  Total...................................................    $13,852
                                                              =======
================================================================================

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997, the Bank's interest rate sensitivity gap ratio (i.e. excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At December 31, 1997, a liability sensitive position is maintained on a cumulative basis through one year of -2.59% which is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is primarily due to the high concentration of fixed-rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

====================================================================================================================================
TABLE 12--INTEREST SENSITIVITY ANALYSIS

                                                                       Interest rate sensitivity gaps as of December 31, 1997
                                                             -----------------------------------------------------------------------
                                                                                       Over
                                                                           Over       6 months       Over
                                                             3 months   3 through 6    through     1 through   Over five
                                                              or less     months       1 year     five years     years    Cumulative
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Interest-sensitive assets:
  Interest-bearing deposits with banks ....................   $   291    $     --     $     43     $     --     $    --    $    334
  Investment securities:
    Held-to-maturity ......................................     3,351       2,298        1,250        3,955          --      10,854
    Available-for-sale ....................................     4,689          --          650        1,740          --       7,079
  Federal funds sold ......................................     7,821          --           --           --          --       7,821
  Loans ...................................................    25,847          --        1,465       10,856      34,815      72,983
                                                             ----------------------------------------------------------------------
    Total interest-sensitive assets .......................    41,999       2,298        3,408       16,551      34,815    $ 99,071
                                                             ----------------------------------------------------------------------
    Cumulative totals .....................................    41,999      44,297       47,705       64,256      99,071
                                                             ----------------------------------------------------------------------
Interest-sensitive liabilities:
  Interest checking accounts ..............................       247         740        3,058        5,821          --    $  9,866
  Money market accounts ...................................       374       1,121        4,634        8,820          --      14,949
  Savings accounts ........................................       476       1,427        5,900       11,229          --      19,032
  Certificates less than $100,000 .........................     6,819       6,938        3,852        6,420          --      24,029
  Certificates of $100,000 or more ........................     9,498       1,582        2,259          400         113      13,852
  Long-term debt ..........................................        --          --        1,341           44          --       1,385
                                                             -----------------------------------------------------------------------
    Total interest-sensitive liabilities ..................    17,414      11,808       21,044       32,734         113    $ 83,113
                                                             -----------------------------------------------------------------------
    Cumulative totals .....................................   $17,414    $ 29,222     $ 50,266     $ 80,000     $83,113
                                                             ==========================================================
Interest sensitivity gap ..................................   $24,585    $ (9,510)    $(17,636)    $(16,183)    $34,702
                                                             ==========================================================
Cumulative gap ............................................   $24,585    $ 15,075     $ (2,561)    $(18,744)    $15,958
                                                             ==========================================================
Cumulative gap/total earning assets .......................     24.82%      15.22%       (2.59)%     (18.92)%     16.11%
                                                             ==========================================================
Interest-sensitive assets to interest-sensitive liabilities      2.41%       0.19%        0.16%        0.51%     308.10%
                                                             ==========================================================
Loan balances have been reduced for nonperforming loans.
Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.
====================================================================================================================================

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments.

     The calculated estimates of changes in market value of port folio value at December 31, 1997 are as follows:

================================================================================
                                        Market value of         Percent of
Changes in rate                         portfolio equity          change
--------------------------------------------------------------------------------
                                     (Dollars in thousands)
+400 basis points....................       $ 84,215              (22.20)%
+300 basis points....................         90,223              (16.65)
+200 basis points....................         96,230              (11.09)
+100 basis points....................        102,238               (5.55)
Flat rate............................        108,245                  --
-100 basis points....................        114,252                5.55
-200 basis points....................        120,260               11.09
-300 basis points....................        126,267               16.65
-400 basis points....................        132,275               22.20
================================================================================

     The assumptions used in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates are based on management's consideration of past experience, current position and anticipated future economic conditions. The interest sensitivity of the Company's assets and liabilities, as well as the estimated effect of changes in interest rates on the market value of portfolio equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the Bank's policy limits at December 31, 1997. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

     1. Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.

     2. Purchase quality loan participations with appropriate interest rate/gap match for the Bank's balance sheet.

     3.   Restructure the Bank's investment portfolio.

     The Board of Directors has determined that active super vision of the interest rate spread between yield on earning assets and cost of funds will decrease the Bank's vulnerability to interest rate cycles.

Capital Resources

     Total shareholders' equity increased $300,000 in 1997 compared to a decrease of approximately $711,000 in 1996. The increase in 1997 is a result of retained earnings ($181,000), sale of common stock ($76,000) and an increase in the unrealized gain on available-for-sale securities, net of taxes ($62,000).

     The FRB standards for measuring capital adequacy for U.S. Banking organizations require that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier 1 leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

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

====================================================================================================================================
TABLE 13--CAPITAL RATIOS
                                                                                               1997            1996           1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Dollars in thousands)
Tier 1 capital .....................................................................         $ 6,891         $ 6,558        $ 6,991
Tier 2 capital .....................................................................             468             504            476
                                                                                             ---------------------------------------
  Total qualifying capital .........................................................         $ 7,359         $ 7,062        $ 7,467
                                                                                             =======================================
Risk-adjusted total assets (including off-balance-sheet exposures) .................         $51,868         $40,306        $51,560
                                                                                             =======================================
Tier 1 risk-based capital ratio.....................................................           13.29%          16.27%         13.56%
Total (Tier 1 and 2) risk-based capital ratio.......................................           14.19%          17.52%         14.48%
Tier 1 leverage ratio...............................................................            6.59%           7.09%          8.07%
====================================================================================================================================

Regulatory Matters

     At December 31, 1997, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

Income (Loss) Per Share

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128.

Reporting Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for years beginning after Decem ber 15, 1997. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adopting SFAS No. 130 is not expected to be material.

Disclosures About Segments of an Enterprise and
Related Information

     In June 1997, the FASB issued SFAS No. 131, which is effective for all periods beginning after December 15, 1997. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic area in which they operate, and their major customers. Management is currently evaluating the disclosure impact of SFAS No. 131 on its financial statements.

Cautionary Statement

     Certain statements contained herein are not based on his torical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based upon various assumptions (some of which are beyond the control of the Bank and the Company), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, economic growth; govern mental monetary policy, including interest rate policies of the FRB; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of the securities and capital markets; acquisition; consumer spending and savings; expense levels; tax, securities, and banking laws; and prospective legislation.

Year 2000

     The Company has conducted a comprehensive review of its computer systems, both internal and outsourced processing, to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or that of its vendor that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the Year 2000. This could result in major system failure or miscalculations. To date, confirmations have been received from the Com pany's primary computer software and processing vendors that they are addressing the Year 2000 issue. Current estimates of the cost to be incurred to prepare for the Year 2000 range from $50,000 to $100,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance. The Bank has contacted its major loan customers to advise them to review their own systems for possible Year 2000 problems. In making credit decisions for major borrowers, the Bank will consider the impact of the Year 2000 issues. The "Year 2000" potential problems create risk for the Company from unforeseen problems in its own computer system and from third parties such as other financial institutions, the federal government, federal agencies, vendors and customers. Failures of the Company's or third party's computer systems could have a material effect on the Company's ability to conduct business, especially to process and account for the transfer of funds electronically.


ITEM 8 - FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS*

Grant Thornton [LOGO]

Shareholders and Board of Directors
United Bancshares, Inc.

     We have audited the accompanying consolidated balance sheet of United Bancshares, Inc. and Subsidiary as of Decem ber 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsi bility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of United Bancshares, Inc. and Subsidiary as of and for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated March 24, 1997, expressed an unqualified opinion on those consolidated financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated finan cial position of United Bancshares, Inc. and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                                         /s/ Grant Thornton LLP
March 20, 1998
Philadelphia, Pennsylvania*

                     United Bancshares, Inc. and Subsidiary
                     --------------------------------------
                          CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                -----------------------------------
                                                                                                     1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks ................................................................        $   4,604,408         $   3,544,110
Interest-bearing deposits with banks ...................................................              334,288               320,202
Federal funds sold .....................................................................            7,821,000             5,380,000
                                                                                                -----------------------------------
      Cash and cash equivalents ........................................................           12,759,696             9,244,312
Investment securities:
  Available-for-sale, at market value ..................................................            7,398,607             5,983,461
  Held-to-maturity, at amortized cost (market value of $10,914,766
  and $8,489,053 in 1997 and 1996, respectively) .......................................           10,854,711             8,476,638
Loans held-for-sale (market value of $2,008,865 and $5,016,851 in
  1997 and 1996, respectively) .........................................................            1,979,177             4,906,455
Loans, net of unearned discount of $361,350 and $428,768 in
  1997 and 1996, respectively ..........................................................           72,183,255            64,717,914
Less allowance for loan losses .........................................................             (468,806)             (527,507)
                                                                                                -----------------------------------
      Net loans ........................................................................           73,693,626            69,096,862
Bank premises and equipment, net .......................................................            1,862,647             1,788,937
Accrued interest receivable ............................................................            1,439,587             1,376,416
Foreclosed real estate .................................................................              165,188                68,857
Deferred branch acquisition costs ......................................................               75,753               154,475
Prepaid expenses and other assets ......................................................              664,475               579,443
                                                                                                -----------------------------------
                                                                                                $ 108,914,290         $  96,769,401
                                                                                                                      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits, noninterest-bearing .................................................        $  17,697,901         $  12,393,256
  Demand deposits, interest-bearing ....................................................           20,922,107            13,126,327
  Savings deposits .....................................................................           22,925,881            23,484,301
  Time deposits, $100,000 and over .....................................................           13,852,356            14,001,981
  Time deposits ........................................................................           24,028,818            25,755,106
                                                                                                -----------------------------------
                                                                                                   99,427,063            88,760,971
  Long-term debt .......................................................................               43,688                74,561
  Securities sold to repurchase ........................................................            1,341,053                    --
  Accrued interest payable .............................................................              541,225               525,161
  Accrued expenses and other liabilities ...............................................              502,406               650,040
                                                                                                -----------------------------------
      Total liabilities ................................................................          101,855,435            90,010,733
                                                                                                -----------------------------------
Shareholders' equity:
  Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000
  shares authorized; 93,150 issued and outstanding in 1997 and 1996 ....................                  932                   932
  Common stock, $0.01 par value; 2,000,000 shares authorized; 823,695
  and 816,355 issued and outstanding in 1997 and 1996, respectively ....................                8,236                 8,163
  Additional paid-in-capital ...........................................................           10,425,626            10,348,989
  Accumulated deficit ..................................................................           (3,438,102)           (3,618,692)
  Net unrealized holding gains on investment securities available-for-sale .............               62,163                19,276
                                                                                                -----------------------------------
      Total shareholders' equity .......................................................            7,058,855             6,758,668
                                                                                                -----------------------------------
                                                                                                 $108,914,290           $96,769,401
                                                                                                 ==================================

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Year ended December 31,
                                                                               ----------------------------------------------------
                                                                                   1997               1996                 1995
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans .........................................         $ 5,912,901         $ 5,566,650          $ 5,157,578
  Interest on investment securities ..................................           1,067,762             977,117              984,190
  Interest on federal funds sold .....................................             482,856             224,594              392,781
  Interest on time deposits with other banks .........................              25,333              20,519               19,474
                                                                               ----------------------------------------------------
    Total interest income ............................................           7,488,852           6,788,880            6,554,023
                                                                               ----------------------------------------------------
Interest expense:
  Interest on time deposits ..........................................           1,852,080           1,650,740            1,722,086
  Interest on demand deposits ........................................             379,397             294,363              292,531
  Interest on savings deposits .......................................             459,035             506,458              521,164
  Interest on borrowed funds .........................................              54,841              78,629                6,375
                                                                               ----------------------------------------------------
    Total interest expense ...........................................           2,745,353           2,530,190            2,542,156
                                                                               ----------------------------------------------------
    Net interest income ..............................................           4,743,499           4,258,690            4,011,867
Provision for loan losses ............................................              97,500              85,000               78,166
                                                                               ----------------------------------------------------
    Net interest income after provision for loan losses ..............           4,645,999           4,173,690            3,933,701
                                                                               ----------------------------------------------------
Noninterest income:
  Gain on sale of loans ..............................................             187,471              11,188                9,769
  Customer service fees ..............................................           1,181,082             907,557              655,480
  Resolution Trust Corporation fee ...................................                  --              90,000                   --
  Gain on sale of investments ........................................                  --               9,157                   --
  Other income .......................................................             148,867              99,820               76,015
                                                                               ----------------------------------------------------
    Total noninterest income .........................................           1,517,420           1,117,722              741,264
                                                                               ----------------------------------------------------
Noninterest expense:
  Salaries, wages, and employee benefits .............................           2,397,861           2,255,079            2,277,613
  Occupancy and equipment ............................................           1,015,419             898,464              819,750
  Office operations and supplies .....................................             522,525             509,158              504,050
  Marketing and public relations .....................................             172,326             136,352               92,556
  Professional services ..............................................             274,999             266,955              297,743
  Data processing ....................................................             844,009             811,531              620,831
  Deposit insurance assessments ......................................              66,274             616,025              199,964
  Other operating ....................................................             689,416             629,603              641,804
                                                                               ----------------------------------------------------
    Total noninterest expense ........................................           5,982,829           6,123,167            5,454,311
                                                                               ----------------------------------------------------
    Net income (loss) ................................................         $   180,590         $  (831,755)         $  (779,346)
                                                                               ====================================================
Net income (loss) per common share--basic ............................         $      0.22         $     (1.03)         $     (1.04)
                                                                               ====================================================
Weighted average number of common shares .............................             818,240             810,729              749,055
                                                                               ====================================================

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary
                     --------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995

                                                                                                      Net unrealized
                                                                                                         holding
                                   Series A                                                           gains (losses)
                               Preferred Stock         Common Stock      Additional                   on investment       Total
                               ----------------      ----------------      paid-in     Accumulated      securities     shareholders'
                               Shares    Amount      Shares    Amount      capital       deficit    available-for-sale    equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995 .   80,650     $807       742,349   $7,423    $ 9,239,726   $(2,007,591)     $(441,595)      $6,798,770
  Proceeds from issuance
    of preferred stock .....   12,500      125            --       --        249,875            --             --          250,000
  Proceeds from issuance
    of common stock ........       --       --        60,131      601        720,979            --             --          721,580
  Unrealized gains on
    investment securities ..       --       --            --       --             --            --        478,831          478,831
  Net loss .................       --       --            --       --             --      (779,346)            --         (779,346)
                               ---------------------------------------------------------------------------------------------------
Balance at December 31, 1995   93,150      932       802,480    8,024     10,210,580    (2,786,937)        37,236        7,469,835
  Proceeds from issuance
    of common stock ........       --       --        13,875      139        138,409            --             --          138,548
  Unrealized losses on
    investment securities ..       --       --            --       --             --            --        (17,960)         (17,960)
  Net loss .................       --       --            --       --             --      (831,755)            --         (831,755)
                               ---------------------------------------------------------------------------------------------------
Balance at December 31, 1996   93,150      932       816,355    8,163     10,348,989    (3,618,692)        19,276        6,758,668
  Proceeds from issuance of
    common stock ...........       --       --         7,340       73         76,637            --             --           76,710
  Unrealized gains on
    investment securities ..       --       --            --       --             --            --         42,887           42,887
  Net income ...............       --       --            --       --             --       180,590             --          180,590
                               ---------------------------------------------------------------------------------------------------
Balance at
  December 31, 1997 ........   93,150     $932       823,695   $8,236    $10,425,626   $(3,438,102)       $62,163       $7,058,855
                               ===================================================================================================

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary
                     --------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year ended December 31,
                                                                                     -----------------------------------------------
                                                                                         1997             1996              1995
                                                                                     -----------------------------------------------
Cash flows from operating activities:
  Net income (loss) .............................................................    $    180,590     $   (831,755)    $   (779,346)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Provision for loan losses .................................................          97,500           85,000           78,166
      Gain on sale of loans .....................................................        (187,471)         (11,188)          (9,769)
      Depreciation and amortization .............................................         542,193          512,045          446,825
      Proceeds from sale of student loans .......................................       9,677,111               --               --
      Realized investment securities gains ......................................              --           (9,157)              --
      (Increase) decrease in accrued interest receivable and other assets .......        (244,534)        (570,347)         214,256
      (Decrease) increase in accrued interest payable and other liabilities .....        (131,570)         341,790          (39,690)
                                                                                     -----------------------------------------------
        Net cash provided by (used in) operating activities .....................       9,933,819         (483,612)         (89,558)
                                                                                     -----------------------------------------------
Cash flows from investing activities:
  Purchase of available-for-sale investments ....................................      (3,738,899)      (4,154,304)         (48,088)
  Purchase of held-to-maturity investments ......................................      (6,094,788)      (6,095,331)              --
  Proceeds from maturity and principal reductions
    of available-for-sale investments ...........................................       1,856,565        2,218,412        2,209,082
  Proceeds from maturity and principal reductions
    of held-to-maturity investments .............................................       4,185,109        5,692,377          405,313
  Proceeds from sale of available-for-sale investments ..........................              --        4,562,444               --
  Net increase in loans .........................................................      (4,512,352)      (7,474,235)      (9,781,349)
  Purchase of residential mortgage loans ........................................      (1,623,782)              --               --
  Purchase of automobile loans ..................................................      (8,047,769)              --               --
  Residential mortgage loans sold to other institutions .........................              --               --       11,097,892
  Purchase of premises and equipment ............................................        (495,501)        (489,100)        (391,789)
                                                                                     -----------------------------------------------
        Net cash (used in) provided by investing activities .....................     (18,471,417)      (5,739,737)       3,491,061
                                                                                     -----------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits ...........................................      10,666,092        4,532,967       (3,222,789)
  Repayments on long-term debt ..................................................         (30,873)         (29,401)         (27,951)
  Reverse repurchase agreement ..................................................       1,341,053               --               --
  Net proceeds from issuance of common stock ....................................          76,710          138,548          721,580
  Net proceeds from issuance of preferred stock .................................              --               --          250,000
                                                                                     -----------------------------------------------
        Net cash provided by (used in) financing activities .....................      12,052,982        4,642,114       (2,279,160)
                                                                                     -----------------------------------------------
        Net increase (decrease) in cash and cash equivalents ....................       3,515,384       (1,581,235)       1,122,343
Cash and cash equivalents at beginning of year ..................................       9,244,312       10,825,547        9,703,204
                                                                                     -----------------------------------------------
Cash and cash equivalents at end of year ........................................    $ 12,759,696     $  9,244,312     $ 10,825,547
                                                                                     ===============================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ........................................    $  2,726,349     $  2,502,283     $  2,511,995
                                                                                     ===============================================

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary
                     --------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996*

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of United Bancshares, Inc. (the Company) and its wholly-owned subsidiary, United Bank of Philadelphia (the Bank). All significant intercompany transactions and balances have been eliminated.

Statement of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold on an overnight basis.

Securities Held-to-Maturity

     Bonds, notes, and debentures for which the Bank has both the positive intent and ability to hold are classified as held-to-maturity and carried at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities Available-for-Sale

     Available-for-sale securities consist of bonds, notes and debentures, and certain equity securities for which the Bank does not have positive intent to hold to maturity. These securities are carried at fair value.

     Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity net of related income tax effects.

     Gains and losses on the sale of available-for-sale securities are determined by the specific identification method.

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

     Loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses. Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount. It is the Bank's policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management's judgment, the collection of principal and interest is reasonably anticipated or adequate collateral exists (including a loan impaired under SFAS No. 114). Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management's judgment as to collectibility of principal. When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as nonperforming.

     Unearned discount is amortized over the weighted average maturity of the mortgage loan portfolio.

     Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the loan.

Loans Held-for-Sale

     Loans held-for-sale are carried at the aggregate of lower of cost or market value.

     For purchased loans, the discount remaining after the loan loss allocation is being amortized over the remaining life of the purchased loans using the interest method.

Allowance for Loan Losses

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," effective January 1, 1995. Under SFAS No. 114, the allowance for loan losses related to "impaired loans" is based on the discounted cash flows using the impaired loans' initial effective interest rate as the discount rate, or the fair value of the collateral for collateral-dependent loans. A loan is impaired when it meets the criteria to be placed on nonaccrual status. Loans which are evaluated for impairment pursuant to SFAS No. 114 are assessed on a loan-by-loan basis and include only commercial nonaccrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, residential mortgages, and other student loans, are evaluated collectively for impairment. The adoption of these standards did not have any impact on the Bank's financial position or results of operations.

     The allowance for loan losses is maintained at a level con sidered adequate to provide for potential losses in the loan portfolio. The allowance is increased by provisions charged to operating expenses and reduced by charge-offs net of recoveries. Management's determination of the adequacy of the allowance is based on continuous credit reviews of the loan portfolio, consideration of the current economic conditions, review of specific problem loans, and other relevant factors. This evaluation is subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Bank Premises and Equipment

     Bank premises and equipment are stated at cost less accu mulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the related lease term or the useful life of the assets.

Income Taxes

     The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income (Loss) Per Share

     During 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 eliminates primary and fully diluted earnings per share
(EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior period EPS calculations have been restated to reflect the adoption of SFAS No. 128.

Off-Balance-Sheet Financial Instruments

     In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Financial Instruments

     The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

     Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans held-for-sale: Fair values are estimated using quoted rates based upon secondary market sources for similar loans.

     Loans: The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated pre payments and amortizations. Prepayments and discount rates were based on current marketplace estimates and pricing. Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.

     Deposit liabilities: The fair values disclosed for demand deposits (e.g. interest and noninterest checking, passbook savings, and certain types of money market account) are equal to the amounts payable on demand at the reporting date (e.g. their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation. The Treasury yield curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum.

     Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.

Foreclosed Real Estate

     Real estate properties acquired through, or lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell. Revenue and expenses from operations and changes in valuation allowance are charged to operations. The historical average holding period for such properties is 24 months.

Management's Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2. CASH AND DUE FROM BANK BALANCES

     The Bank maintains various deposit accounts of $723,000 with other banks to meet normal funds transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 1997.

3. INVESTMENTS

     The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 1997 and 1996 are as follows:

                                                                                               1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Gross                Gross
                                                            Amortized           unrealized           unrealized            Market
                                                              cost                gains                losses               value
                                                          --------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities .....................          $   649,186          $       814          $        --          $   650,000
  Corporate securities .........................                   --                   --                   --
  Mortgage-backed securities ...................            6,250,234               93,372                   --            6,343,606
                                                          --------------------------------------------------------------------------
  Total debt securities ........................            6,899,420               94,186                   --            6,993,606
  Investments in mutual funds ..................               84,801                   --                   --               84,801
  Other investments ............................              320,200                   --                   --              320,200
                                                          --------------------------------------------------------------------------
                                                          $ 7,304,421          $    94,186          $        --          $ 7,398,607
                                                          --------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities .....................          $ 3,298,383          $     3,035          $        --          $ 3,301,418
  Other Government securities ..................            6,346,155               52,520                   --            6,398,675
  Mortgage-backed securities ...................            1,210,173                4,500                   --            1,214,673
                                                          --------------------------------------------------------------------------
                                                          $10,854,711          $    60,055          $        --          $10,914,766
                                                          ==========================================================================

                                                                                               1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Gross                Gross
                                                            Amortized           unrealized           unrealized            Market
                                                              cost                gains                losses               value
                                                          --------------------------------------------------------------------------
Available-for-sale:
  U.S. Treasury securities ...................            $   648,385          $        --          $    (1,277)         $   647,108
  Corporate securities .......................                 14,865                   --                  (36)              14,829
  Mortgage-backed securities .................              4,904,609               20,589                   --            4,925,198
                                                          --------------------------------------------------------------------------
  Total debt securities ......................              5,567,859               20,589               (1,313)           5,587,135
  Investments in mutual funds ................                 80,326                   --                   --               80,326
  Other investments ..........................                316,000                   --                   --              316,000
                                                          --------------------------------------------------------------------------
                                                          $ 5,964,185          $    20,589          $    (1,313)         $ 5,983,461
                                                          --------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities ...................            $ 1,993,459          $       128          $        --          $ 1,993,587
  Other Government securities ................              5,595,569               20,917                   --            5,616,486
  Mortgage-backed securities .................                887,610                   --               (8,630)             878,980
                                                          --------------------------------------------------------------------------
                                                          $ 8,476,638          $    21,045          $    (8,630)         $ 8,489,053
                                                          ==========================================================================

     Maturities of investment securities classified as available- for-sale and held-to-maturity at December 31, 1997 were as follows. Expected maturities may differ from contractual maturities.

                                            Amortized       Market
                                              cost           value
                                           --------------------------
Available-for-sale:
  Due after three months
  through one year....................     $   649,186    $   650,000
  Mortgage-backed securities..........       6,250,234      6,343,606
                                           --------------------------
  Total debt securities...............       6,899,420      6,993,606
  Investments in mutual funds.........          84,801         84,801
  Other investments...................         320,200        320,200
                                           --------------------------
                                           $ 7,304,421    $ 7,398,607
                                           ==========================
Held-to-maturity:
  Due in three months or less.........     $ 1,299,881    $ 1,299,848
  Due after three months
  through one year....................         998,191        999,380
  Due after one year
  through five years..................       1,000,311      1,002,190
  Due after five years
  through ten years...................       2,498,620      2,504,725
  Due after ten years.................       3,847,535      3,893,950
  Mortgage-backed securities..........       1,210,173      1,214,673
                                           --------------------------
                                           $10,854,711    $10,914,766
                                           ==========================

     There were no sales of investments during 1997. The proceeds from sales of investments in debt securities during 1996 were $4,571,601. Gross gains of $9,157 were realized on those sales. There were no sales of investments during 1995.

     As of December 31, 1997 and 1996, investment securities with a book value of $11,122,211 and $8,378,429, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of the net loans is as follows:

                                                   1997                1996
-------------------------------------------------------------------------------
Commercial and industrial ..............       $ 12,095,471        $ 10,106,925
Commercial real estate .................          1,515,146             649,026
Residential mortgages ..................         35,961,372          36,621,993
Consumer loans .........................         24,590,443          22,246,425
                                               --------------------------------
  Total loans ..........................         74,162,432          69,624,369
Less allowance for loan losses .........           (468,806)           (527,507)
                                               --------------------------------
  Net loans ............................       $ 73,693,626        $ 69,096,862
                                               ================================

     Student loans held-for-sale at December 31, 1997 and 1996 totaled $1,979,177 and $4,906,455, respectively, and are carried at the lower of cost or market.

     As of December 31, 1997 and 1996, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of approximately $886,000 and $819,000, respectively. During 1997, new loans to such related parties amounted to $306,000 and repayments amounted to $181,000. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other nonrelated party transactions.

     Nonaccrual loans totaled approximately $1,179,000 and $800,000 as of December 31, 1997 and 1996, respectively.

     At December 31, 1997 and 1996, unamortized deferred fees and costs totaled $149,396 and $120,439, respectively.

     Loans having a carrying value of $100,000 and $87,505 were transferred to foreclosed real estate in 1997 and 1996, respectively.

     Changes in the allowance for possible loan losses are as follows:

                                          1997           1996            1995
-------------------------------------------------------------------------------
Balance, beginning of year ........     $ 527,507      $ 476,132      $ 726,242
Provision .........................        97,500         85,000         78,166
Charge-offs .......................      (234,638)       (42,271)      (199,517)
Recoveries ........................        78,437          8,646          5,500
Allowance previously
  allocated to sold loans .........            --             --       (134,259)
                                        ---------------------------------------
                                        $ 468,806      $ 527,507      $ 476,132
                                        =======================================

     At December 31, 1997 and 1996, the recorded investment in loans that were on a nonaccrual basis and were considered to be impaired under SFAS No. 114 was $208,000 and $368,000, respectively. At December 31, 1997 and 1996, the related allowance for loan losses was $0 and $111,000, respectively. At December 31, 1997 and 1996, impaired loans of $208,000 and $228,000, respectively, are SBA guaranteed and do not have an allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $208,000 and $353,000, respectively. For the years ended December 31, 1997 and 1996, the Bank recognized interest income on those impaired loans of $0 and $500, respectively.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. During 1997, approximately 34% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.

5. BANK PREMISES AND EQUIPMENT

     The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                 Estimated
                                useful life       1997           1996
------------------------------------------------------------------------
Buildings and leasehold
  improvements..............    10-15 years    $  785,423     $  856,620
Furniture and equipment.....     3-7 years      2,028,280      1,633,498
                                               -------------------------
                                                2,813,703      2,490,118
Less accumulated
  depreciation..............                     (951,056)      (701,181)
                                               -------------------------
                                               $1,862,647     $1,788,937
                                               =========================

     The Bank leases various premises under noncancelable agreements which expire through the year 2006 and require minimum annual rentals. The minimum rental commitments under these leases are as follows:

1998...................................................    $  276,403
1999...................................................       291,950
2000...................................................       297,668
2001...................................................       301,706
2002...................................................       219,548
Thereafter.............................................       299,117
                                                           ----------
                                                           $1,686,392
                                                           ==========

     In conjunction with the branch acquisitions from the Resolution Trust Corporation, the Bank operated three branches under a five-year free-rent agreement. In November 1996, the Bank closed two of these branches and terminated the related leases. The Bank continues to operate one branch under a free-rent agreement for which the related lease expires on July 30, 1998. Upon expiration, the Bank has the option to purchase the building at a price equivalent to 93% of the appraised value.

     The total rental expense included in the statement of operations for the years ended December 31, 1997, 1996, and 1995 was approximately $288,959, $244,000, and $261,000, respectively.

6. LONG-TERM DEBT

     The Bank has a loan from PIDC-Local Development Corporation (PIDC) which financed the acquisition of furniture and fixtures. The loan bears interest at 5% per annum. Principal and interest are paid in equal monthly payments of $2,827. The loan is secured by furniture, fixtures, and equipment of the Bank, and is further collateralized by the assignment of a $50,000 Certificate of Deposit with PNC Bank to PIDC. Scheduled repayment of the loan is as follows:

1998......................................................    $32,476
1999......................................................     11,212
                                                              -------
                                                              $43,688
                                                              =======

7. DEPOSITS

     The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $13,852,356 and $14,001,981 at December 31, 1997 and 1996, respectively.

     At December 31, 1997, the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

1998......................................................    $31,142
1999......................................................      2,559
2000......................................................      1,424
2001......................................................      1,185
2002......................................................        907
Thereafter................................................        664
                                                              -------
                                                              $37,881
                                                              =======

8. REVERSE REPURCHASE AGREEMENTS

     The Bank enters into sales of securities under agreements to repurchase identical securities or reverse repurchase agreements. The amounts advanced to the Bank under these agreements represent short-term loans and would be reflected as a payable in the balance sheet. The securities underlying the agreements are book-entry securities maintained at the Federal Reserve Bank of Philadelphia. The average balance of reverse repurchase agreements entered into during 1997 was $1.2 million, and the maximum amount outstanding at any month-end during 1997 was $1.5 million.

9. CAPITAL STOCK OFFERINGS

     In April 1997, the Bank began its fifth offering of a maximum 250,000 shares of common stock at a price of $12 per share ($0.01 par value). As of December 31, 1997, the Bank had received $42,600 and had issued 3,550 shares of common stock from this offering. This offering was limited to existing shareholders of record as of April 20, 1997. The offering terminated on December 31, 1997.

     In May 1996, the Bank began its fourth offering of a maximum 250,000 shares of common stock at a price of $12 per share ($0.01 par value). As of December 31, 1996, the Bank had received $83,012 and had issued 6,934 shares of common stock from this offering. This offering was limited to existing shareholders of record as of April 20, 1996. The offering terminated on December 31, 1996.

     In April 1995, the Bank began its third offering of a maximum 250,000 shares of common stock at a price of $12 per share ($0.01 par value). For every share purchased in this offering, each investor received three warrants which allowed the purchase of one additional common share in 1996, 1997, and 1998 at a price of $8.00, $9.00, and $10.00, respectively, up to the amount purchased in this offering. As of December 31, 1995, the Bank had received $221,580 and had issued 18,465 shares of common stock and 55,395 warrants from this offering. This offering was limited to existing shareholders of record as of April 21, 1995. The offering terminated on December 31, 1995. In December 1995, the Bank also received $500,000 and issued 41,667 shares of common stock. During 1996, the Bank received $55,536 and issued 6,942 shares as a result of warrants exercised by shareholders to purchase common stock at a price of $8.00 per share.

     During 1997, the Bank received $34,110 and issued 3,790 shares as a result of warrants exercised by shareholders to purchase common stock at a price of $9.00 per share. As of December 31, 1997, 7,733 warrants remain outstanding.

     In June 1994, the Company began a limited offering of its Series A Preferred Stock (noncumulative, 6%, $0.01 par value) on a best-efforts basis. The nonvoting preferred stock was offered at a price of $20 per share with a minimum purchase of 750 shares and integral multiples thereof. During 1995, the Company had received $250,000 and had issued 12,500 shares of preferred stock from this offering. During 1994, the Company had received $1,613,158 and issued 80,650 shares of preferred stock from this offering. The offering terminated on December 31, 1995.

     Upon the declaration of a common dividend, each of the Series A preferred shares will be accorded a non-cumulative dividend preference equal to 6% of the purchase price of the stock per annum prior to the payment of any dividend on account of any other class or series of the Company. No dividends have been declared or paid.

10. INCOME TAXES

     The Bank accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

     At December 31, 1997, the Bank has net operating loss carryforwards of approximately $2,875,000 for income tax purposes that begins to expire in 2007.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,094,889 and $1,130,494 as of December 31, 1997 and 1996, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:

                                                      1997              1996
--------------------------------------------------------------------------------
Deferred tax assets:
  Preoperating costs .......................      $        --       $     5,973
  Provision for loan losses ................           40,607             7,457
  Unrealized gains (losses) on
  investment securities ....................           32,023            (6,554)
  Depreciation .............................           32,818            24,318
  Net operating loss carryforwards .........          977,558         1,112,149
  Other ....................................           11,883           (12,849)
  Valuation allowance for deferred
  tax assets ...............................       (1,094,889)       (1,130,494)
                                                  -----------------------------
      Net deferred tax assets ..............      $        --       $        --
                                                  =============================


                                             1997         1996           1995
--------------------------------------------------------------------------------
Effective rate reconciliation:
  Tax at statutory rate ..............    $  61,400     $(282,797)    $(271,777)
  Nondeductible expenses .............       11,849         5,828        10,881
  (Utilization of) increase
  in net operating loss ..............      (73,249)      276,969       260,896
                                          -------------------------------------
      Total tax expense ..............    $      --     $      --     $      --
                                          =====================================

11. FINANCIAL INSTRUMENT COMMITMENTS

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in extending loans and are subject to the Bank's normal credit policies. Collateral may be obtained based on management's assessment of the customer. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of those instruments.

     Summaries of the Bank's financial instrument commitments are as follows:

                                                1997          1996
---------------------------------------------------------------------
Commitments to extend credit............     $2,950,271    $4,528,915
Outstanding letters of credit...........        105,000       115,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and unused credit card lines. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value information about financial instruments is required to be disclosed, whether or not recognized in the balance sheet, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

                                                                                1997                                 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Carrying           Fair             Carrying            Fair
                                                                      amount            value             amount             value
                                                                     ---------------------------------------------------------------
                                                                                         (Dollars in thousands)
Assets:
  Cash and cash equivalents ...............................          $ 12,760          $  9,244          $  9,244          $  9,244
  Investment securities ...................................            18,253            18,313            14,460            14,473
  Loans held-for-sale .....................................             1,979             2,009             4,906             5,017
  Loans, net of allowance for loan losses .................            71,715            71,595            64,190            65,554
Liabilities:
  Demand deposits .........................................            38,620            38,620            25,520            25,520
  Savings deposits ........................................            22,926            22,926            23,484            23,484
  Time deposits ...........................................            37,881            37,884            39,757            39,577
Off Balance Sheet:
  Commitments to extend credit ............................             2,950                --             4,529               (91)
  Outstanding letters of credit ...........................               105                --               115                --

13. EMPLOYEE COMPENSATION

     The Bank entered into a five-year employment agreement with its chief executive officer covering such items as salary, bonuses, and benefits. The agreement expires in 2000 and provides for guaranteed minimum annual compensation of $150,000 over the term of the contract. The contract, entered into on September 13, 1993 and amended January 1, 1994, also granted the chief executive officer the option to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. The contract, as amended on January 1, 1997, also provides for a minimum contribution of $58,200 per year to the chief executive officer's retirement benefit. The Company made no stock-based compensation awards to any employee during 1997 or 1996.

14. DEFERRED BRANCH ACQUISITION COST

     The Bank incurred approximately $149,000 and $224,000 in 1994 and 1993, respectively, in direct acquisition costs related to branch acquisitions which have been deferred and are being amortized over five years. Amortization totaled $78,700 for each of the years ended December 31, 1997, 1996, and 1995.

15. LOAN SALES AND ACQUISITIONS

     In March 1995, the Bank sold approximately $10.2 million of fixed-rate residential mortgage loans. There was no gain or loss on this sale transaction.

16. RESOLUTION TRUST CORPORATION FEE

     Pursuant to the acquisition of the Ukrainian branch in June 1994, the Bank was granted an option to purchase residential real estate loans from the Resolution Trust Corporation (RTC) equal to the amount of deposits acquired in the branch acquisition. However, the Bank found the pricing methodology used by the RTC to be unacceptable. The RTC then offered the Bank two options: (1) to exercise its right to purchase the loans using the current loan pricing or (2) to receive a fee equivalent to the accrued interest on the balance of the offered loan portfolio for which the interest accrual period began 45 days after the date of the branch acquisition and to waive its right to purchase loans from the RTC. Under protest, the Bank agreed to option (2) which required it to waive its right to purchase loans from the RTC. Also under protest, the Bank accepted the accrued interest as calculated by the RTC of approximately $303,000. The Bank disputed the RTC's calculation of accrued interest. During 1996, as a result of litigation, the Bank received a settlement for $90,000.

17. CONDENSED FINANCIAL INFORMATION--
    PARENT COMPANY ONLY

Condensed Balance Sheets

December 31,                                             1997            1996
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Assets:
  Due from banks (subsidiary) ..................       $    186        $    186
  Investment in United Bank
  of Philadelphia ..............................          6,873           6,573
                                                       ------------------------
      Total assets .............................       $  7,059        $  6,759
                                                       ========================

Shareholders' equity:
  Series A preferred stock .....................       $      1        $      1
  Common stock .................................              8               8
  Additional paid-in-capital ...................         10,426          10,349
  Accumulated deficit ..........................         (3,438)         (3,618)
  Net unrealized holding gains on
  securities available-for-sale ................             62              19
                                                       ------------------------
      Total shareholders' equity ...............       $  7,059        $  6,759
                                                       ========================

Condensed Statements of Operations

Year ended December 31,                            1997        1996       1995
-------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Equity in net income
  (loss) of subsidiary .....................      $ 181       $(832)      $(779)
                                                  -----------------------------

    Net income (loss) ......................      $ 181       $(832)      $(779)
                                                  =============================
Condensed Statements of Cash Flows

Year ended December 31,                            1997        1996       1995
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Cash flows from operating activities:
  Net income (loss) ........................      $ 181       $(832)      $(779)
  Equity in net income (loss)
    of subsidiary ..........................       (181)        832         779
                                                  -----------------------------
      Net cash provided by
        operating activities ...............         --          --          --
                                                  -----------------------------
Cash flows from investing activities:
  Investment in subsidiary .................        (76)       (139)       (947)
                                                  -----------------------------
      Net cash used in
        investing activities ...............        (76)       (139)       (947)
                                                  -----------------------------
Cash flows from financing activities:
  Issuance of preferred stock ..............         --          --         250
  Issuance of common stock .................         76         139         722
                                                  -----------------------------
      Net cash provided by
        financing activities ...............         76         139         972
                                                  -----------------------------
      Net increase in cash and
        cash equivalents ...................         --          --          25
Cash and cash equivalents at
  beginning of year ........................        186         186         161
                                                  -----------------------------
Cash and cash equivalents at
  end of year ..............................      $ 186       $ 186       $ 186
                                                  =============================

18. REGULATORY MATTERS

     The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank's service area. As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements. Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution's net assets. Failure to meet minimum capital requirements can initiate certain mandatory--and pos sibly additional discretionary--actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regu latory accounting practices, the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

     The most recent notification from the Federal Deposit Insurance Corporation
(FDIC) categorized the Bank as "well capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events at December 31, 1997 that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are as follows:

                                                                                                                    To be well
                                                                                                                capitalized under
                                                                                        For capital             prompt corrective
                                                                   Actual            adequacy purposes          action provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                             Amount      Ratio       Amount       Ratio        Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
  Total capital to risk-weighted assets:
    Consolidated ......................................      $7,359      14.19%      $4,149      =|-8.00%      $5,187      =|-10.00%
    Bank ..............................................       7,173      13.83        4,149      =|-8.00        5,187      =|-10.00
  Tier 1 capital to risk-weighted assets:
    Consolidated ......................................       6,891      13.29        2,075      =|-4.00        3,112      =|- 6.00
    Bank ..............................................       6,705      12.93        2,075      =|-4.00        3,112      =|- 6.00
  Tier 1 capital to average assets:
    Consolidated ......................................       6,891       6.59        4,183      =|-4.00        5,229      =|- 5.00
    Bank ..............................................       6,705       6.41        4,176      =|-4.00        5,229      =|- 5.00

                                                                                                                    To be well
                                                                                                                capitalized under
                                                                                        For capital             prompt corrective
                                                                   Actual            adequacy purposes          action provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                             Amount      Ratio       Amount       Ratio        Amount        Ratio
------------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996:
  Total capital to risk-weighted assets:
    Consolidated ......................................      $7,062      17.52%      $3,224      =|-8.00%      $4,031      =|-10.00%
    Bank ..............................................       6,876      17.06        3,224      =|-8.00        4,031      =|-10.00
  Tier 1 capital to risk-weighted assets:
    Consolidated ......................................       6,558      16.27        1,612      =|-4.00        2,418      =|- 6.00
    Bank ..............................................       6,372      15.81        1,612      =|-4.00        2,418      =|- 6.00
  Tier 1 capital to average assets:
    Consolidated ......................................       6,558       7.09        3,702      =|-4.00        4,627      =|- 5.00
    Bank ..............................................       6,372       6.89        3,694      =|-4.00        4,618      =|- 5.00

     In May 1995, as a result of a regulatory examination completed in February 1995, the Bank entered into a Memorandum of Understanding with its primary regulator with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings plan, and addressing interest rate sensitivity risks through the development of systems for monitoring the risks. Effective July 26, 1996, the Memorandum of Understanding was terminated as a result of the Bank's full compliance with its terms as determined in an examination completed as of March 31, 1996 and noted improvements in the Bank's policies and procedures, internal controls, and capital position. Beginning in 1996, the Bank has operated under a Supervisory Letter from its primary regulator. The Supervisory Letter prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and Company from issuing long-term debt.


19. DEPOSIT INSURANCE ASSESSMENTS

     Deposits of the Bank are insured by the FDIC. On September 30, 1996, Congress passed a Bill to recapitalize the Savings Insurance Fund (SAIF) of the FDIC. As a result, commercial banks, like United Bank, which were members of the Bank Insurance Fund (BIF), which owned SAIF-assessable deposits, were required to pay on November 27, 1996 a one-time assessment of 65.7 basis points of total SAIF-assessable deposits. Because the Bank acquired deposits of failed savings and loan institutions from the RTC in 1993 and 1994, approximately $71 million of its deposits are considered SAIF-assessable. As a result, the Bank had to pay a one-time SAIF Special Assessment of approximately $485,000. The Bank filed an appeal of this because management believes a significant portion of its deposits are misclassified under the SAIF, as at the time of acquisition of branches from the RTC it had over $30 million in deposits accumulated and insurable under the BIF. Furthermore, since its acquisition of deposits, a significant amount of acquired RTC savings and loan deposits have run-off and been replaced with commercial deposits. Currently, the law does not make any provision for deposit run-off or for appeals on this basis. To date, the Bank has been unsuccessful in its appeal efforts.

20. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

21. EARNINGS PER SHARE COMPUTATION

     In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                         Year ended December 31, 1997
------------------------------------------------------------------------
                                   Income         Shares       Per share
                                 (numerator)  (denominator)     amount
                                 ---------------------------------------
Net income....................    $180,590
                                  ========
Basic EPS
  Income available
  to stockholders.............    $180,590        818,240        $0.22
                                  ======================================
Effect of dilutive securities
  Warrants....................          --          7,733
                                  -----------------------
Diluted EPS
  Income available to
    common stockholders
    plus assumed
    conversions...............    $180,590         825,973      $0.22
                                  ======================================

                                      Year ended December 31, 1996
------------------------------------------------------------------------
                                   Income         Shares       Per share
                                 (numerator)  (denominator)     amount
                                 ---------------------------------------
Net loss......................   $(831,755)
                                 =========

Basic loss per share
  Loss available to
    stockholders..............   $(831,755)        810,729     $(1.03)
                                 =======================================

                                        Year ended December 31, 1995
------------------------------------------------------------------------
                                   Income         Shares       Per share
                                 (numerator)  (denominator)     amount
                                 ---------------------------------------
Net loss......................   $(779,346)
                                 =========
Basic loss per share
  Loss available to
    stockholders..............   $(779,346)        749,055     $(1.04)
                                 =======================================


22. COMMUNITY DEVELOPMENT FINANCIAL
    INSTITUTION CORPORATION

     In April 1997, the Bank was certified by the U.S. Treasury Department as a Community Development Financial Institution. Also, in a highly selective national competition, the U.S. Treasury Department awarded the Bank a $500,000 grant to establish a nonprofit corporation which will initially provide education and training programs and technical assistance to the community. The University of Pennsylvania, in joint partnership with the Bank, has committed $500,000 in matching funds. The Bank is in the process of establishing a nonprofit corporation which will have the name "Philadelphia United." This entity will provide community outreach programs to promote economic development.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Directors of the Registrant.

                           PRINCIPAL OCCUPATION AND                         YEAR FIRST                  TERM
NAME              AGE      OTHER DIRECTORSHIPS                            BECAME DIRECTOR            WILL EXPIRE
----              ---      -------------------                            ---------------            -----------
James F.
 Bodine ...       76       Retired as Managing                                  1993                      1998
                           Partner, Urban Affairs
                           Partnership
                           Phila., PA. since 1987.

S. Amos
 Brackeen ...     79       Founder and Pastor,                                  1993                      1999
                           Philippian Baptist
                           Church of Phila., PA.

Emma C.
 Chappell ..      57       Chairman of                                          1993                      1999
                           the Board, President and CEO
                           of Registrant and United Bank
                           of Philadelphia, Prior to 1991,
                           Vice President, Continental Bank

Luis A.
 Cortes, Jr..     40       Executive Director                                   1993                      2000
                           of the Hispanic Clergy
                           of Philadelphia & Vicinity.
Kemel G.
 Dawkins ...      74       President, Kemrodco                                  1993                      1997
                           Development and
                           Construction Company, Inc.,
                           President, Kem-Her
                           Construction Company
                           Inc., Phila., PA.


Verdaynea F.      34       Former employee,                                     1997                      1998
 Eason                     United Bank of Philadelphia

L. Armstead
 Edwards ...      55       Treasurer,                                           1993                      2000
                           United Bancshares, Inc.
                           Owner and President,
                           P.A.Z., Inc.,
                           Philadelphia., PA

Marionette Y.     53       Partner,                                             1996                      2000
 Frazier ...               John Frazier, Inc.
                           Philadelphia, PA

William C.
 Green ...        73       Co-founder, Ivy Leaf                                 1993                      1998
                           Middle School,
                           Philadelphia, PA

Angela M.
 Huggins ...      54       Director of Facilities                               1993                      1997
                           Services, RMS Technologies
                           Inc., Marlton, NJ;
                           Director A & J Management,
                           Inc.; Director, Mainline
                           Academy.

William B.
 Moore ...        55       Secretary,
                           United Bancshares, Inc.
                           Pastor, Tenth Memorial                               1993                      1999
                           Baptist Church,
                           Philadelphia, PA

Ernest L.
 Wright ...       69       Founder, President and                               1993                      2000
                           CEO of Ernest L. Wright
                           Construction Company
                           Phila., PA

Elmer
 Young, Jr..      72       Retired;                                             1993                      1997
                           Previously Vice President
                           Glenmede Trust Company;
                           Senior Vice President
                           First Pennsylvania Bank

     (b)  Executive Officers of Registrant.


NAME                       AGE              OFFICE

Emma C. Chappell (1)....   57               Chairman, President and Chief
                                               Executive Officer

James F. Bodine ........   76               Vice Chairman

Reverend William B.
 Moore .................   55               Secretary

L. Armstead Edwards ....   55               Treasurer

     (1) Dr. Chappell is the only Executive Officer of the Registrant compensated for her services as such. Dr. Chappell serves as Chairman, President and Chief Executive Officer of the Bank pursuant to a written employment agreement entered into September 13, 1993 and amended as of January 1, 1994 by and among Dr. Chappell, the Bank and United Bancshares, Inc. This employment agreement provides for an employment term ending December 31, 2000 and further provides that Dr. Chappell will receive a guaranteed annual base salary of $150,000. A copy of this employment agreement is filed as an Exhibit hereto. The employment agreement was amended effective January 1, 1997 to revise the defined benefit nature of the retirement benefit identified in the contract to a defined contribution retirement obligation.

     (c)  Family Relationships.

     Verdaynea F. Eason is the daughter of Dr. Emma C. Chappell. Other than this, there are currently no other family relationships between any director, executive officer or person nominated or chosen by the Bank to become a director or executive officer.

     (d)  Other

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION.

                               COMPENSATION TABLE

Name of
Individual or
Number           Capacities in
in Group         Which Served                  1997 Salary       1997 Cash Bonus
--------         ------------                  -----------       ---------------

Emma C.          Chairman, President           $162,000          $0
Chappell         Chief Executive Officer
                                               1996 Salary       1996 Cash Bonus
                                               -----------       ---------------

                                               $162,000          $0

                                               1995 Salary       1995 Cash Bonus
                                               -----------       ---------------

                                               $150,000          $23,285

     Directors of the Bank are compensated for each meeting attended in the amount of three hundred dollars fifty ($350) per Board meeting attended and one hundred fifty dollars ($150) for each committee meeting attended. Directors who are also salaried officers of the

Bank receive no remuneration for their services as Directors. During the year ended December 31, 1996, the Bank paid Directors' fees to its "non-interested" Directors totalling $20,900. UBS has paid no director fees since its inception.

     At a Board of Directors meeting of the Bank held November 16, 1996 the Board voted to reduce the fees paid for Board and committee meetings to $175 for each Board meeting attended and $75 for each committee meeting attended. This reduced amount was paid until the Bank achieved consistent profitability. Beginning January 1, 1998 the fees in place prior to November 16, 1996 were reinstated.

     Dr. Emma C. Chappell, Chairman of the Board and Chief Executive Officer of the Bank and Registrant since its formation, receives a minimum annual salary of $150,000. A copy of the employment agreement entered into among Dr. Chappell, the Bank and UBS is filed as an Exhibit hereto.

     William X. Smith serves as Chief Operating Officer of the Bank, pursuant to an employment agreement entered into between the Bank and Mr. Smith. Pursuant to this employment agreement, which expired April, 1997 Mr. Smith received an annual salary of $85,000 for his services to the Bank. Mr. Smith is not an employee of Registrant.

     One hundred thousand shares of the Bank's Common Stock are subject to a Long Term Incentive Compensation Plan (the "Plan") under which options to purchase the Bank's Common Stock may be granted to key employees of a price not less than the fair market value thereof at the date of the grant ("Options"), and Common Stock may be awarded as Restricted Stock, subject for a period of time to substantial risk of forfeiture and restrictions on disposition as determined by the Compensation Committee as of the date of the grant ("Restricted Stock"). Pursuant to the Plan, options are granted in tandem with Stock Appreciation Rights allowing the holder of an Option to surrender the Option and receive an amount equal to the appreciation in market value of a fixed number of shares of Common Stock from the date of the grant of the Option ("SARs"). SARs may be payable in Common Stock or cash or a combination of both. The Plan also allows the Compensation Committee to grant Performance Shares, which are contingent rights to receive, when certain performance criteria have been attained, amounts of Common Stock and cash determined by the Compensation Committee for such an award. Such rights are subject to forfeiture or reduction if performance goals specified are not met during the performance period. No such options, restricted stock or SARs were granted for 1997 performance.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Shareholders Owning in Excess of Five Percent of Registrant's Common Stock

                                                     Amount of UBS               Percentage
Shareholders                                         Beneficial Ownership        Common Stock
------------                                         --------------------        ------------
CoreStates Bank, N.A.                                50,000                      6.12%
Broad and Chestnut Streets
Philadelphia, PA  19101

Greater Philadelphia Urban Affairs Coalition         47,500                      5.82%
121 North Broad Street
Philadelphia, PA  19107

Philadelphia Municipal                               71,667                      8.70%
Retirement System
2000 Two Penn Center
Philadelphia, PA  19102

                       Directors and Officers of the Bank

                                            Shares of Registrant's Common Stock
Name                                  Beneficially Owned             Percentage
----                                  ------------------             ----------
James F. Bodine                             10,833                     1.33%
S. Amos Brackeen                             5,000                      .61%
Emma C. Chappell(1)                          7,000                      .86%
Luis A. Cortes, Jr.                            500                      .06%
Kemel G. Dawkins                             8,333                     1.02%
Verdaynea F. Eason                             100                      .01%
L. Armstead Edwards                         10,833                     1.33%
Marionette Y. Frazier                        9,350                     1.14%
William C. Green (2)                        13,833                     1.69%
Angela M. Huggins                            4,200                      .51%
William B. Moore                             1,000                      .12%
Ernest L. Wright                             5,000                      .62%
Elmer Young, Jr.                               100                      .01%
                                            ------                     -----
         TOTAL                              76,082                     9.24%
                                            ======                     ====

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

     Dr. Chappell also owns options to purchase up to 29,694 shares of the common stock of UBS at a purchase price of $8.54 per share . This option was awarded on September 15, 1993 and remains in effect for a term of five years from that date.

(2)  Owned jointly with Liller B. Green, his wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                           UNITED BANK OF PHILADELPHIA

     United Bank of Philadelphia ("UBP") is a Pennsylvania bank subsidiary of Registrant. The Directors of UBP are as follows:

                                    PRINCIPAL OCCUPATION                   YEAR FIRST
NAME              AGE               OTHER DIRECTORSHIPS                    BECAME DIRECTOR
----              ---               -------------------                    ---------------
James F.
 Bodine ...       76                Retired as Managing                         1992
                                    Partner, Urban Affairs
                                    Partnership
                                    Phila., PA. since 1987.
S. Amos
 Brackeen ...     79                Founder and Pastor,                         1992
                                    Philippian Baptist
                                    Church of Phila., PA.

Emma C.
 Chappell ...     57                Founder, Chairman of                        1992
                                    the Board, President
                                    and CEO of the
                                    Bank and Registrant. Prior to 1991,
                                    Vice President, Continental Bank

Luis A.
 Cortes, Jr...    40                Executive Director                          1992
                                    of the Hispanic Clergy
                                    of Philadelphia & Vicinity.
Kemel G.
 Dawkins ...      74                President, Kemrodco                         1992
                                    Development and
                                    Construction Company, Inc.,
                                    President, Kem-Her
                                    Construction Company
                                    Inc., Phila., PA.
Verdaynea F.      34                Former employee,                            1997
 Eason                              United Bank of Philadelphia

L. Armstead
 Edwards ...      55                Owner and President,                        1992
                                    P.A.Z., Inc.,
                                    Philadelphia., PA

Marionette Y.     53                Partner                                     1996
 Frazier ...                        John Frazier, Inc.
                                    Philadelphia, PA

William C.
 Green ....       73                Co-Founder, Ivy Leaf                        1992
                                    Middle School,
                                    Philadelphia, PA
Angela M.
 Huggins ...      57                Director of Facilities                      1992
                                    Services, RMS Technologies
                                    Inc., Marlton, NJ; Director A & J
                                    Management, Inc.; Director, Mainline
                                    Academy.

William B.
 Moore ...        55                Pastor, Tenth Memorial                      1992
                                    Baptist Church,
                                    Philadelphia, PA
Ernest L.
 Wright ...       69                Founder, President and                      1992
                                    CEO of Ernest L. Wright
                                    Construction Company, Phila., PA

Elmer
 Young, Jr...     73                Retired;                                    1992
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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Report of Independent Auditors, March 24, 1997
         Report of Independent Auditors, March 20, 1998

(2)       Financial Statement Schedules:

          Not Applicable.

(3)       Exhibits:

          The following Exhibits are filed along with Schedule SE and incorporated herein by reference.

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

10(a)     Long Term Incentive Compensation Plan

10(b)     Lease Agreements for the Bank's premises.

10(c)     Employment Agreement among Registrant, the Bank and Dr. Emma C.
          Chappell

10(d)     Employment Agreement between the Bank and William X. Smith

Reports on Form 8-K

     Registrant's report on schedule 8-K filed October 30, 1997 is incorporated herein by reference.

                                   SIGNATURES

UNITED BANCSHARES, INC.



BY:
   -------------------------------------------
   Emma C. Chappell, Chairman, President & CEO




----------------------------------------------
   Brenda M. Hudson, Controller