Form 10-Q
period 1998-03-31
UNITED BANCSHARES INC /PA
filed 1998-05-21
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  -----------
                                   FORM 10-Q
                                  -----------
(Mark One)

     _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED MARCH 31, 1998 OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                 ---------------
                                 SEC File Number

         PENNSYLVANIA                                  23-2802415
 ------------------------                        ---------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                    Identification No.)

  714 MARKET STREET, PHILADELPHIA, PA                    19106
 -------------------------------------               ------------
(Address of principal executive office)               (Zip Code)

                                 (215) 829-2265
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No_____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____


Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of March 31, 1998, 823,695 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 93,150 shares were outstanding as of March 31, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                             United Bancshares, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                               March 31,            December 31,
                                                                                1998                   1997
                                                                             -----------            -----------

Assets
Cash and due from banks                                                        6,113,365              4,604,408
Interest bearing deposits with banks                                             337,868                334,288
Federal funds sold                                                             4,837,000              7,821,000
                                                                             -----------            -----------
Cash & cash equivalents                                                       11,288,233             12,759,696

Investment securities:
     Held-to-maturity, at amortized cost                                       9,905,653             10,854,711
     Available-for-sale, at market value                                      14,998,891              7,398,607

Loans held for sale, net of unearned discount                                          0              1,979,177
Loans, net of unearned discount                                               72,216,308             72,183,255
Less: allowance for loan losses                                                 (480,931)              (468,806)
                                                                             -----------            -----------
Net loans                                                                     71,735,377             73,693,626

Bank premises & equipment, net                                                 1,842,149              1,862,647
Accrued interest receivable                                                    1,517,348              1,439,587
Deferred branch acquisition cost                                                  56,072                 75,753
Other real estate owned                                                          159,317                165,188
Prepaid expenses and other assets                                                632,846                664,475
                                                                             -----------            -----------
Total Assets                                                                 112,135,885            108,914,290
                                                                             ===========            ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                         17,473,254             17,697,901
Demand deposits, interest bearing                                             20,898,425             20,922,107
Savings deposits                                                              23,351,932             22,925,881
Time deposits, $100,000 and over                                              15,927,414             13,852,356
Time deposits                                                                 23,846,800             24,028,818
                                                                             -----------            -----------
                                                                             101,497,825             99,427,063

Long-term debt                                                                    35,731                 43,688
Securities sold to repurchase                                                  1,801,432              1,341,053
Accrued interest payable                                                         559,143                541,225
Accrued expenses and other liabilities                                         1,158,549                502,406
                                                                             -----------            -----------
Total Liabilities                                                            105,052,680            101,855,435

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                           932                    932
   500,000 shrs auth., 93,150 issued and outstanding
 Common stock, $.01 par value; 2,000,000 shares authorized;
    823,695 shares issued and outstanding
    at March 31, 1998 and December 31, 1997                                        8,237                  8,237
 Additional-paid-in-capital                                                   10,426,222             10,426,222
 Accumulated deficit                                                          (3,414,505)            (3,438,699)
 Net unrealized gain on available-for-sale securities                             62,319                 62,163
                                                                             -----------            -----------
Total Shareholders' equity                                                     7,083,204              7,058,855
                                                                             ===========            ===========
                                                                             112,135,885            108,914,290
                                                                             ===========            ===========


                            United Bancshares, Inc.
                           Statements of Operations
                                  (unaudited)

                                             Quarter ended         Quarter ended
                                               March 31,              March 31,
                                                 1998                   1997
                                                 ----                   ----
Interest Income:
     Interest and fees on loans                $1,603,331              1,439,992
     Interest on investment securities            280,881                218,753
     Interest on Federal Funds sold               134,556                 89,751
     Interest on time deposits
      with other banks                              7,570                  6,172
                                              -----------             ----------
Total interest income                           2,026,338              1,754,668

Interest Expense:
     Interest on time deposits                    497,332                464,816
     Interest on demand deposits                  151,665                 76,400
     Interest on savings deposits                 110,979                115,803
     Interest on borrowed funds                     9,688                  7,588
                                              -----------             ----------
Total interest expense                            769,664                664,607
                                              -----------             ----------

Net interest income                             1,256,674              1,090,061

Provision for loan losses                          25,500                 22,500
                                              -----------             ----------
Net interest income less provision for
     loan losses                                1,231,174              1,067,561
                                              -----------             ----------
Noninterest income:
    Gain on sale of loans                          29,688                115,652
    Customer service fees                         293,796                264,114
    Other income                                   26,835                 25,197
                                              -----------             ----------
Total noninterest income                          350,319                404,963

Non-interest expense
    Salaries, wages, and employee benefits        612,314                573,018
    Occupancy and equipment                       282,975                244,951
    Office operations and supplies                133,407                118,448
    Marketing and public relations                 20,739                 22,988
    Professional services                          59,923                 86,766
    Data processing                               223,188                206,502
    Deposit insurance assessments                  19,208                 17,545
    Other noninterest expense                     205,540                137,668
                                              -----------             ----------
Total non-interest expense                      1,557,294              1,407,886

     Net income                               $    24,199             $   64,638
                                              ===========             ==========

     Earnings per share-basic                     $  0.03                $  0.08
                                              -----------             ----------
Weighted average number of shares                 823,695                816,355
                                              ===========             ==========

                             United Bancshares, Inc.
                             Statements of Cashflows
                                   (Unaudited)


                                                          Quarter ended     Quarter ended
                                                            March 31,         March 31,
                                                              1998              1997
                                                              ----              ----

Cash flows from operating activities
Net income                                                     24,199           64,638
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for loan losses                                 25,500           22,500
     Gain on sale of loans                                    (29,688)         115,652
     Depreciation and amortization                            145,104          141,694
     Proceeds from sale of student loans                    2,022,500        5,110,843
     Increase (decrease) in accrued interest
       receivable and other assets                            (40,260)         (17,701)
     Increase in accrued interest
       payable and other liabilites                           674,061           37,498
                                                           ----------       ----------
Net cash provided by operating activities                   2,821,416        5,475,124

Cash flows from investing activities
Purchase of investments-Available-for-Sale                 (7,997,940)          (1,052)
Purchase of investments-Held-to-Maturity                   (1,500,000)      (2,499,219)
Proceeds from maturity & principal reductions
  of investments-Available-for-Sale                           393,852          946,256
Proceeds from maturity & principal reductions
  of investments-Held-to-Maturity                           2,448,248        1,020,338
Net (increase) in loans                                       (60,063)      (2,936,187)
Purchase of premises and equipment                           (100,159)        (190,181)
                                                           ----------       ----------
Net cash provided by (used in) investing activities        (6,816,062)      (3,660,045)

Cash flows from financing activities
Net increase (decrease) in deposits                         2,070,762        2,507,921
Repayments on long term debt                                   (7,957)          (7,710)
Reverse repurchase agreement                                  460,379        1,506,732
                                                           ----------       ----------
Net cash provided by financing activities                   2,523,184        4,006,943

(Decrease) increase in cash and cash equivalents           (1,471,462)       5,822,022

Cash and cash equivalents at beginning of period           12,759,696        9,244,312

Cash and cash equivalents at end of period                 11,288,234       15,066,334
                                                           ==========       ==========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                      746,805          676,231
Write-down of cumulative effect of change in method
 of accounting for invesment securities                            --
                                                           ==========       ==========


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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands  of  dollars,                 QUARTER ENDED       QUARTER ENDED
except per share data)                  MARCH 31, 1998       MARCH 31, 1997
                                        --------------     -----------------
Net interest income                         $1,231              $1,090
Provision for loan losses                       26                  23
Noninterest income                             350                 405
Noninterest expense                          1,557               1,408
Net income (loss)                           $   24              $   65

Earnings per share - basic                    $.03                $.08


Balance sheet totals:                   MARCH 31, 1998     DECEMBER 31, 1997
                                        --------------     -----------------
Total assets                               $112,136          $108,914
Loans, net                                 $ 71,735          $ 73,693
Investment securities                      $ 24,905          $ 18,253
Deposits                                   $101,498          $ 99,427
Shareholders' equity                       $  7,114          $  7,091

Ratios
Return on assets                             .07%              .18%
Return on equity                             .99%             2.69%
Equity to assets ratio                      6.57%             6.61%

FINANCIAL CONDITION

Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $8.8 million, or 9.51%, during the quarter ending March 31, 1998. Average funding uses increased $9.9 million, or 10.45%, for the same quarter.

Sources and Uses of Funds Trends
                                                                   DECEMBER 31,
                          MARCH 31, 1998    INCREASE                  1997
                              AVERAGE      (DECREASE)                AVERAGE
                              BALANCE        AMOUNT          %       BALANCE
                              -------        ------        -----     -------
Funding uses:
     Loans                    $75,416       $6,529         9.48%     $68,887
     Investment securities
        Held-to-maturity       10,184          (38)        (.37%)     10,222
                                7,251          999        15.98%       6,252
Available-for-sale
     Federal funds sold        11,583        2,396        26.08%       9,187
                             --------        -----                   -------
         Total uses          $104,435       $9,887                   $94,548
                             ========       ======                   =======
Funding sources:
     Demand deposits
       Noninterest-bearing    $18,678       $2,773        17.43%     $15,905
       Interest-bearing        24,764        9,952        67.19%      14,812
     Savings deposits          19,507       (3,770)      (16.20%)     23,277
     Time deposits             37,811          183          .49%      37,627
     Other borrowed funds         957         (305)      (24.19%)      1,262
                              -------       ------                   -------
          Total sources      $101,716       $8,833                   $92,883
                             ========       ======                   =======

Loans

Average loans increased approximately $6.5 million, or 9.48% during the quarter ended March 31, 1998. This increase was primarily due to the purchase of $8 million automobile loans at the end of November 1997. These loans were strategically purchased to replace lower yielding/higher cost to service student loans which were sold in September 1997. During 1998, the Bank continues to employ this strategy. In March 1998, it sold approximately $2 million student loans and in April 1998 purchased approximately $5 million additional automobile loans. The automobile loans were purchased from another financial institution and were selected based on the fact that they were seasoned (remaining average life of approximately 2 years) and had no history of delinquency.

The following table shows the composition of the Bank's loan portfolio by type loan.

(Thousands of Dollars)
                                  MARCH 31,    DECEMBER 31,
                                    1998           1997
                                    ----           ----
Commercial and industrial         $12,709        $12,095
Commercial real estate              2,097          1,515
Consumer loans                     22,521         24,590
Residential mortgages              34,889         35,961
Loans held-for-sale                    --          1,979
                                  -------        -------
            Total Loans           $72,216        $74,162
                                  =======        =======


Residential mortgage loans at March 31, 1998 comprise the greatest percentage of total loans representing approximately 48.3% of total loans. However, these loans as a percentage of the total portfolio continue to decline due to refinancing and paydowns while other loan categories such as commercial loans and consumer loans continue to increase.

Allowance for Loan Losses

The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. The following Table presents an analysis of the allowance for loan losses.


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                          QUARTER ENDED
(Dollars in thousands)                   MARCH 31, 1998
----------------------                   --------------

Balance at January 1                        $   468
                                            -------
Charge-offs:
    Commercial and industrial                   --
    Commercial real estate                      --
    Residential mortgages                       --
    Consumer loans                             (21)
                                            ------
                                               (21)
Recoveries - consumer loans                      8
                                            ------
Net charge-offs                                (13)
Additions charged to operations                 26
                                            ------
Balance at December 31                      $  481
                                            ======
Ratio of net charge-offs to average
    loans outstanding                         0.02%
                                            ======

The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

The allowance for loan losses as a percentage of total loans was .67% at March 31, 1998. In evaluating the adequacy of the allowance for loan loss, only the net exposure (un-guaranteed portion) should be considered. As a result of the loan portfolio composition (primarily residential mortgage loans, Small Business Administration (SBA) guaranteed loans, and guaranteed student loans), less than 25% of the loan portfolio represents some level of risk--no guarantee features, significant collateral, or proven track record of repayment. In addition, the Bank has an excellent collection record. During the quarter ending March 31, 1998, charge-offs as a percentage of average loans represented .02%.


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 1998, non-accrual loans were $1.2 million. Approximately $847 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At March 31, 1998, approximately 31.4% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 1998, none of these loans were nonperforming.

Investment Securities and other short-term investments

Investment securities, including Federal Funds Sold, increased on average by $3.4 million, or 13.08%, during the quarter ended March 31, 1998. The increase is due the growth in average deposit levels and the temporary deployment of the proceeds from the sale of $2 million in student loans in Federal Funds Sold until automobile loans were purchased in April 1998.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

Deposits

Non-interest bearing demand deposits increased on average by approximately $2.7 million, or 17.43%, during the quarter ended March 31, 1998. The increase was primarily due to increased balances in small business checking (specifically, the "Entrepreneurial-25" checking product which was designed for small start-up businesses). In addition, the Bank experienced growth in its "Church-affiliated" checking balances due to its alliance with several religious organizations in the region. Finally, the Bank continues to strictly enforce its compensating balance arrangements with commercial loan borrowers.

Interest bearing demand deposits increased on average by approximately $9.9 million, or 67.19%, during the quarter ended March 31, 1998. The increase was primarily due to the introduction of sweep deposit accounts in December 1997 as a vehicle to attract larger deposits by sweeping funds out of noninterest-bearing demand deposit accounts and investing them overnight in interest-bearing deposit accounts.

Other Borrowed Funds

     The average balance for other borrowed funds decreased $305 thousand, or 24.19%, during the quarter ended March 31, 1998. The decrease is due to the maturity of a $1.3 million reverse repurchase agreement in February 1998 which was not rolled over until the late March 1998. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

The Bank's financial instrument commitments at March 31, 1998 are summarized below:

      Commitments to extend credit                    $2,700,000
      Outstanding letter of credit                    $  100,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 1998, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $10.6 million at March 31, 1998, representing 44% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $3.6 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 1998:

                               (Thousands of dollars)

3 months or less                      $ 6,707
Over 3 through 12 months                8,806
Over 1 through five years                 300
Over five years                           114
                                      -------
     Total                            $15,927
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

     The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities at March 31, 1998 and the Bank's interest-rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets). For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At March 31, 1998, a liability sensitive position is maintained on a cumulative basis through 1 year of -5.67% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

INTEREST SENSITIVITY ANALYSIS
                                      INTEREST RATE SENSITIVITY GAPS
                                          AS OF MARCH 31, 1998

                                                MORE THAN
                                 0 TO 3          3 TO 12                      3 TO 5         5-15        MORE THAN
(THOUSANDS OF DOLLARS)           MONTHS           MONTHS       1-3 YEARS      YEARS          YEARS       15 YEARS     CUMULATIVE
----------------------           ------           ------       ---------      -----          -----       --------     ----------


INTEREST-SENSITIVE ASSETS
Time deposits                     338              --                            --            --                           338
Investment securities:
  U.S. Government               8,997            1,651             500         1,749          4,497           312        17,706
  Mortgage-backed               5,058                                            735            899           413         7,105
  Federal funds sold            4,837              --              --            --             --                        4,837
  Real Estate Loans             4,017            1,001           2,126         1,915         14,764        13,906        37,730
  All Other Loans              21,948            1,425           6,900         1,190          1,767         1,256        34,486
                               ------          -------          ------         -----         ------        ------       -------

   Total interest-
    sensitive assets           45,195            4,077           9,526         5,589         21,927        15,887       102,202
                               ------          -------          ------         -----         ------        ------       -------

INTEREST-SENSITIVE
LIABILITIES
Interest checking accounts      8,814            --              1,516          --             --                        10,330
Money market accounts           5,986            --              8,250          --             --                        14,236
Savings accounts               14,541            --              5,142          --             --                        19,683
Certificates less
 than $100,000                  7,648           10,011           3,492         2,696           --                        23,847
Certificates more
 than $100,000                  6,707            8,806             300          114            --                        15,927
Other borrowings                1,801               36             --           --             --                         1,837
                               ------          -------          ------         -----         ------                     -------
   Total Interest-
     sensitive liabilities     45,498           18,853          18,699         2,810           --                        85,860
                               ------          -------          ------         -----         ------                     -------

Interest sensitivity gap         (302)         (14,766)        (9,173)        2,779          21,927        15,887        16,342
                               ------          -------          ------         -----         ------        ------       -------
Average 12 month Gap %
Earning Assets                                                                                                            (5.67)
                                                                                                                        =======





While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at March 31, 1998 are as follows:

                                       MARKET VALUE OF            PERCENT OF
      CHANGES IN RATE                 PORTFOLIO EQUITY              CHANGE
      ---------------                 ----------------              ------
                                   (Dollars in thousands)

     +400 basis points                 $  87,941                   (20.88)%
     +300 basis points                    93,743                   (15.66)
     +200 basis points                    99,545                   (10.44)
     +100 basis points                   105,347                    (5.22)
     Flat rate                           111,149                      --
     -100 basis points                   116,951                     5.22
     -200 basis points                   122,753                    10.44
     -300 basis points                   128,555                    15.66
     -400 basis points                   134,357                    20.88

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at March 31, 1998. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

Total shareholders' equity increased approximately $24 thousand during the quarter ended March 31, 1998. The increase during the quarter was due to internal capital generation in the form of net income of approximately $24 thousand.

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

                                    MARCH 31,        DECEMBER 31,
                                      1998              1997
                                      ----              ----
Tier 1 Capital                       $6,935            $6,891
Tier 2 Capital                          481               468
                                     ------           -------
    Total Qualifying Capital         $7,416            $7,359
                                     ======            ======

Risk Adjusted Total Assets
(including off-balance
 sheet exposures)                   $51,029           $51,868
Tier 1 Risk-Based Capital Ratio       13.59%            13.29%
Tier 2 Risk-Based Capital Ratio       14.53%            14.19%
Leverage Ratio                         6.26%             6.59%

RESULTS OF OPERATIONS

Summary

The Bank had net income of approximately $24 thousand ($.03 per common share) for the quarter ended March 31, 1998 compared to a profit of $65 thousand ($.08 per common share) for the same quarter in 1997. Net income for the quarter ending March 31, 1997 included a $110 thousand gain on the sale of $4.9 million student loans. For the quarter ending March 31, 1998, the Bank sold approximately $2 million student loans for a gain of $30 thousand. Excluding gains on sales of loans, there was a $45 thousand improvement in the Bank's operating performance during the quarter ended March 31, 1998 compared to the same quarter in 1997. This improvement is primarily a result of an increase in the Bank's earning assets(more loans), an increase in the net interest margin, and an increased level of customer service fees--$294 thousand in 1998 compared to $264 thousand in 1997.

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

Net interest income was $1.3 million for the quarter ending March 31, 1998 compared to $1.1 million for the same quarter in 1997. The primary determinants of the increase was the increase in the Bank's average earning assets from $93.2 million at March 31, 1997 to $105 million at March 31, 1998. This growth in earning assets is primarily attributable to an increase in average demand deposit balances (both interest and non-interest bearing) as outlined in the above sections. These products provide a low-cost/minimum balance option for personal and small business customers who have relatively low-volume activity in their checking accounts. While benefiting customers, these products also serve as means of generating noninterest-bearing funds for the Bank as well as a source of service charge income from overdraft fees. The increase in volume of investable funds was primarily used to fund new loan originations and Federal Funds Sold.

     Also contributing to the increase in the net interest income was an increase in the Bank's net interest margin from 4.66% to 4.81% as a result of growth in the loan portfolio--specifically, purchased automobile loans which have an average yield of approximately 10%.

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

     The provision for loan losses charged against earnings for the quarter ending March 31, 1998 was $26 thousand compared to $23 thousand for the same quarter in 1997. The increase is due to the increase in the average balance of loans outstanding and the sale of student loans which have a 98% government guarantee compared to purchased automobile loans.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income increased from 1.05% of average total assets to 1.12% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1998. The increase is primarily attributable to an increase in ATM surcharge fees ($120 thousand for the quarter ending March 31, 1998 compared to $94 thousand for the same quarter in 1997) due to growth in the ATM network from 15 to 28 machines. In addition, continued growth in the number of demand deposit accounts to which activity charges apply and the implementation of a low-balance charge on "free checking" accounts when the balance falls below $100 resulted in a $5 thousand increase in demand deposit-related fee income--including overdraft fees, low balance fees, and activity charges.

Noninterest expense

Salaries and benefits represented 2.22% and 2.30% of average assets for the quarters ended March 31, 1998 and 1997, respectively. For the quarter ended March 31, 1998, staffing levels remained relatively constant with some planned attrition and management's concerted effort to minimize new hiring and control personnel expense while average earning assets increased by 10.45%.

     Data processing expenses represented .81% and .83% of the total average assets for the quarters ended March 31, 1998 and 1997, respectively. Data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers. In an effort to reduce these costs, the Bank has systematically and strategically sold portions of its student loan portfolio and replaced it with commercial and other consumer loans with lower servicing costs

     Occupancy expense increased approximately $38 thousand for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. This increase is primarily attributable to annual escalations in lease payments and maintenance contracts required to service the Bank's growing ATM network.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

REGULATORY MATTERS

At March 31, 1998, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems, both internal and out-sourced processing, to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or that of its vendors that have time sensitive software may recognize the a date using "00" as the year 1900 rather than the Year 2000. This could result in major system failure or miscalculations.

     To date, the Company has completed its assessment phase of the Year 2000 problem. It has received confirmations from its primary computer software and processing vendors that they are addressing the Year 2000 issue. Current estimates of the cost to be incurred to prepare for the Year 2000 range from $50,000 to $100,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance.

     In addition, the Bank has contacted its major loan customers to advise them to review their own systems for possible Year 2000 problems. In making credit decisions for major borrowers, the Bank will consider the impact of the Year 2000 issues.

     The "Year 2000" potential problems create risk for the Company from unforeseen problems in its own computer systems and from third parties; such as other financial institutions, the Federal government, Federal agencies, vendors and customers. Failures of the Company's or third parties' computer systems could have a material effect on the Company's abilities to conduct business and especially to process and account for the transfer of funds electronically.

     During June 1998, the Company will begin its testing and renovation phases to ensure that all in-house processing, servicers, vendors and loan customers which have indicated compliance are in fact compliant. This phase will also include the development of contingency plans in the event that primary processors do not meet the Year 2000 compliance deadlines.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In June 1997, the FASB issued SFAS No. 131, which is effective for all periods beginning after December 15, 1997. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic area in which they operate, and their major customers. The Company has not identified any segments which require disclosure.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant has solicited proxies with respect to the Annual Meeting of its stockholders scheduled for May 22, 1998 by proxy statement filed with the Commission.

     The following matters are scheduled to be voted upon at the Annual Meeting:

                            1. ELECTION OF DIRECTORS

     The following individuals are scheduled for re-election as directors of the
Registrant:

                                 James F. Bodine
                               Verdaynea F. Eason
                                William C. Green


                            2. INDEPENDENT ACCOUNTANT

     The shareholders are scheduled to vote on the ratification of Grant Thornton, LLP as the independent accountant for the Registrant.

No further matters have been submitted to a vote of the Registrant's securityholders


ITEM 5.  OTHER INFORMATION.

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) A list of the exhibits submitted with this Form 10-Q are as follows:

    Copy of the Registrant's Call Report for the Period ending March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED BANCSHARES, INC.



Date: May 21, 1998                    /S/  EMMA C.CHAPPELL
                                           ------------------------
                                           Emma C. Chappell
                                           Chairman, President & CEO


                                      /S/  BRENDA HUDSON-NELSON
                                           ------------------------
                                           Brenda Hudson-Nelson
                                           Controller