Form 10-Q
period 1998-06-30
UNITED BANCSHARES INC /PA
filed 1998-08-19
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  -----------
                                   FORM 10-Q
                                  -----------
(Mark One)

     _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED JUNE 30, 1998 OR

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of August 15, 1998, 830,157 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 132,999 shares were outstanding as of August 15, 1998.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                             UNITED BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                   JUNE 30,         DECEMBER 31,
                                                                     1998              1997
                                                                 -----------        -----------

ASSETS
Cash and due from banks                                            6,464,007          4,604,408
Interest bearing deposits with banks                                 341,528            334,288
Federal funds sold                                                17,067,000          7,821,000
                                                                 -----------        -----------
CASH & CASH EQUIVALENTS                                           23,872,535         12,759,696

Investment securities:
     Held-to-maturity, at amortized cost                           9,325,680         10,854,711
     Available-for-sale, at market value                           8,063,832          7,398,607

Loans held for sale, net of unearned discount                              0          1,979,177
Loans, net of unearned discount                                   73,577,528         72,183,255
Less: allowance for loan losses                                     (494,456)          (468,806)
                                                                 -----------        -----------
NET LOANS                                                         73,083,072         73,693,626

Bank premises & equipment, net                                     1,771,165          1,862,647
Accrued interest receivable                                        1,808,702          1,439,587
Deferred branch acquisition cost                                      36,391             75,753
Other real estate owned                                              152,281            165,188
Prepaid expenses and other assets                                    722,893            664,475
                                                                 -----------        -----------
TOTAL ASSETS                                                     118,836,551        108,914,290
                                                                 ===========        ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits, non-interest bearing                             20,180,592         17,697,901
Demand deposits, interest bearing                                 26,461,739         20,922,107
Savings deposits                                                  23,586,776         22,925,881
Time deposits, $100,000 and over                                  13,646,641         13,852,356
Time deposits                                                     23,389,802         24,028,818
                                                                 -----------        -----------
                                                                 107,265,549         99,427,063

Other borrowed funds                                               1,244,704             43,688
Securities sold to repurchase                                      1,823,571          1,341,053
Accrued interest payable                                             552,722            541,225
Accrued expenses and other liabilities                               769,135            502,406
                                                                 -----------        -----------
TOTAL LIABILITIES                                                111,655,682        101,855,435

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,               932                932
   500,000 shrs auth., 93,150 issued and outstanding
 Common stock, $.01 par value; 2,000,000 shares authorized;
   830,157 shares issued and outstanding  at June 30, 1998
   and December 31, 1997                                               8,302              8,237
 Additional-paid-in-capital                                       10,490,777         10,426,222
 Accumulated deficit                                              (3,394,540)        (3,438,699)
 Net unrealized gain on available-for-sale securities                 75,399             62,163
                                                                 -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                                         7,180,869          7,058,855
                                                                 -----------        -----------
                                                                 118,836,551        108,914,290
                                                                 ===========        ===========

                             UNITED BANCSHARES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED      SIX MONTHS ENDED       QUARTER ENDED        QUARTER ENDED
                                                      JUNE 30,              JUNE 30,              JUNE 30,            JUNE 30,
                                                        1998                  1997                  1998                1997
                                                 -----------------------------------------------------------------------------------
Interest Income:
     Interest and fees on loans                      $3,245,515            2,906,614             $1,642,184         1,466,622
     Interest on investment securities                  549,897              456,106                269,016           237,353
     Interest on Federal Funds sold                     319,402              225,993                184,846           136,242
     Interest on time deposits with other banks          11,231               15,596                  3,661             9,424
                                                     ----------            ---------             ----------         ---------
Total interest income                                 4,126,045            3,604,309              2,099,707         1,849,641

Interest Expense:
     Interest on time deposits                          980,570              930,193                483,238           465,377
     Interest on demand deposits                        304,776              222,770                153,111           146,370
     Interest on savings deposits                       226,244              176,144                115,265            60,341
     Interest on borrowed funds                          32,291               24,315                 22,603            16,727
                                                     ----------            ---------             ----------         ---------
Total interest expense                                1,543,881            1,353,422                774,217           688,815
                                                     ----------            ---------             ----------         ---------

NET INTEREST INCOME                                   2,582,164            2,250,887              1,325,490         1,160,826

Provision for loan losses                                65,500               45,000                 40,000            22,500
                                                     ----------            ---------             ----------         ---------
NET INTEREST INCOME LESS PROVISION FOR
     LOAN LOSSES                                      2,516,664            2,205,887              1,285,490         1,138,326
                                                     ----------            ---------             ----------         ---------

Noninterest income:
    Gain on sale of loans                                29,688              120,862                      0             5,210
    Customer service fees                               636,370              593,027                342,574           328,913
    Gain on sale of investments                           1,201                    0                  1,201                 0
    Other income                                         67,686               34,380                 40,851             9,183
                                                     ----------            ---------             ----------         ---------
Total noninterest income                                734,945              748,269                384,626           343,306

Non-interest expense
    Salaries, wages, and employee benefits            1,243,383            1,138,293                631,069           565,275
    Occupancy and equipment                             602,875              482,070                319,900           237,119
    Office operations and supplies                      235,222              245,990                101,815           127,542
    Marketing and public relations                       85,940               79,994                 65,201            57,006
    Professional services                               121,185              180,129                 61,262            93,363
    Data processing                                     444,965              420,643                221,777           214,142
    Deposit insurance assessments                        40,027               26,775                 20,819            26,775
    Other noninterest expense                           433,853              290,707                228,313           135,494
                                                     ----------            ---------             ----------         ---------
Total non-interest expense                            3,207,450            2,864,601              1,650,156         1,456,715
                                                     ----------            ---------             ----------         ---------
     NET INCOME (LOSS)                                  $44,159               89,555                $19,960           $24,917
                                                     ==========            =========             ==========         =========

     EARNINGS PER SHARE                                   $0.05                $0.11                  $0.02             $0.03
     EARNINGS PER SHARE-DILUTED                           $0.05                $0.11                  $0.02             $0.03
                                                          =====                =====                  =====             =====
Weighted average number of shares                       823,695              816,355                823,695           816,355
                                                        =======              =======                =======           =======

                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                          QUARTER ENDED     QUARTER ENDED
                                                            JUNE 30,          JUNE 30,
                                                              1998              1997
                                                              ----              ----

Cash flows from operating activities
Net income                                                     44,159           89,536
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for loan losses                                 65,500           45,000
     Gain on sale of loans                                     29,688          120,862
     Depreciation and amortization                            301,356          274,921
     Realized investment securities gains                       1,201                0
     Proceeds from sale of student loans                    2,022,500        5,110,843
     Increase (decrease) in accrued interest
       receivable and other assets                           (401,719)        (136,447)
     Increase (decrease) in accrued interest
       payable and other liabilities                          278,226          (65,253)
                                                           ----------       ----------
Net cash provided by operating activities                   2,340,911        5,439,462

Cash flows from investing activities
Purchase of investments-Available-for-Sale                 (9,752,787)      (1,009,516)
Purchase of investments-Held-to-Maturity                   (3,000,000)      (3,511,452)
Proceeds from maturity & principal reductions
  of investments-Available-for-Sale                         9,015,655        1,325,985
Proceeds from maturity & principal reductions
  of investments-Held-to-Maturity                           4,527,847        1,022,352
Net (increase) decrease in loans                            3,425,663)      (3,902,230)
Purchase of premises and equipment                           (157,668)        (224,934)
                                                           ----------       ----------
Net cash (used in) investing activities                      (814,713)      (6,299,795)

Cash flows from financing activities
Net increase (decrease) in deposits                         7,838,486        3,913,046
Repayments on long term debt                                  (16,057)         (15,255)
Other borrowed funds                                        1,217,073                0
Proceeds from sale of common stock                             64,620           33,659
Reverse repurchase agreement                                  482,518        1,522,439
                                                           ----------       ----------
Net cash provided by financing activities                   9,586,640        5,453,889

Increase in cash and cash equivalents                      11,112,839        4,593,556

Cash and cash equivalents at beginning of period           12,759,696        9,244,312

Cash and cash equivalents at end of period                 23,872,535       13,837,868
                                                           ==========       ==========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                      991,159        1,295,765
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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars, except per        QUARTER ENDED      QUARTER ENDED
share data)                              JUNE 30, 1998      JUNE 30, 1997
                                         -------------      -------------

Net interest income                         $1,285              $1,467
Provision for loan losses                       40                  23
Noninterest income                             385                 343
Noninterest expense                          1,650               1,456
Net income                                     $20                 $25

Earnings per share                            $.05                $.11

Balance sheet totals:                       JUNE 30,          DECEMBER 31,
                                             1998                1997
                                           --------          ------------
Total assets                               $118,837           $108,914
Loans, net                                 $ 73,083           $ 73,693
Investment securities                      $ 17,388           $ 18,253
Deposits                                   $107,266           $ 99,427
Shareholders' equity                       $  7,181           $  7,091

Ratios
Return on assets                               .08%              .09%
Return on equity                              1.31%             1.37%
Equity to assets ratio                        6.04%             6.56%

Financial Condition

Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $2.4 million, or 2.30%, during the quarter ending June 30, 1998. Average funding uses also increased $3.4 million, or 3.31%, for the same quarter.


Sources and Uses of Funds Trends

                            JUNE 30, 1998       INCREASE                        MARCH 31, 1998
                               AVERAGE         (DECREASE)                           AVERAGE
                               BALANCE           AMOUNT            %                BALANCE
                              --------           ------         ------          --------------
Funding uses:
     Loans                    $ 74,863         ($  533)           (.71%)          $ 75,416
     Investment securities
        Held-to-maturity        10,090            (94)            (.92%)            10,184
        Available-for-sale       8,228             977           13.47%              7,251
     Federal funds sold         13,630           2,047           17.67%             11,583
                              --------          ------                            --------
         Total uses           $106,811          $2,397                            $104,435
                              ========          ======                            ========
Funding sources:
     Demand deposits          $ 19,514          $  836           4.48%            $ 18,678
     Noninterest-bearing        24,953             189            .76%              24,764
     Interest-bearing
       Savings deposits         20,432             925           4.74%              19,507
       Time deposits            38,340             529           1.40%              37,811
       Other borrowed funds      1,842             885          92.48%                 957
                              --------          ------                            --------
          Total sources       $105,081          $3,364                            $101,717
                              ========          ======                            ========


Loans

Average loans decreased approximately $533 thousand, or .71%, during the quarter ended June 30, 1998. This decrease was primarily due to large monthly paydowns in acquired automobile loan portfolios as well as prepayments in the mortgage loan portfolio. Strategies continue to be reviewed to purchase loans to minimize the impact of portfolio paydowns. In April 1998, the Bank purchased approximately $5 million additional automobile loans. The automobile loans were purchased from another financial institution and were selected based on the fact that they were seasoned (remaining average life of approximately 2 years) and had no history of delinquency.

The following table shows the composition of the Bank's loan portfolio by type loan.


(Thousands of Dollars)
                                   JUNE 30,       DECEMBER 31,
                                     1998            1997
                                   -------         -------
Commercial and industrial          $12,727         $12,095

Commercial real estate               1,610           1,515
Consumer loans                                      24,590
                                    24,798
Residential mortgages               34,442          35,961
Loans held-for-sale                     --           1,979
                                   -------         -------
            Total Loans            $73,577         $74,162
                                   =======         =======


Residential mortgage loans at June 30, 1998 continue to comprise the greatest percentage of total loans representing approximately 46.8% of total loans However, these loans as a percentage of the total portfolio continue to decline as mortgage loan balances are reduced due to refinancing and paydowns while other loan categories such as commercial loans and consumer loans continue to increase.

Allowance for Loan Losses

The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. The following Table presents an analysis of the allowance for loan losses.


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                     QUARTER ENDED
                                     JUNE 30, 1998
                                     -------------
  (Dollars in thousands)

Balance at April 1                      $  481
                                        ------
Charge-offs:
    Commercial and industrial              --
    Commercial real estate                 --
    Residential mortgages                  --
    Consumer loans                         (42)
                                        ------
                                           (42)
Recoveries - consumer loans                 16
                                        ------
Net charge-offs                            (26)
Additions charged to operations             40
                                           --
                                        ------
Balance at June 30, 1998                $  495
                                        ======
Ratio of net charge-offs to average
    loans outstanding                     0.03%
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


The allowance for loan losses as a percentage of total loans was .67% at June 30, 1998. In evaluating the adequacy of the allowance for loan loss, only the net exposure (un-guaranteed portion) should be considered. As a result of the loan portfolio composition (primarily residential mortgage loans, Small Business Administration (SBA) guaranteed loans, and guaranteed student loans), less than 25% of the loan portfolio represents some level of risk--no guarantee features, significant collateral, or proven track record of repayment. In addition, the Bank has an excellent collection record. During the quarter ending June 30, 1998, net charge-offs as a percentage of average total loans represented .02%.


Nonperforming  and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 1998, non-accrual loans were $1.049 million. Approximately $640 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At June 30, 1998, approximately 31% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At June 30, 1998, none of these loans were nonperforming.

Investment Securities and other short-term investments

Investment securities, including Federal Funds Sold, increased on average by $2 million, or 17.67%, during the quarter ended June 30, 1998. The increase is due the growth in average deposit levels prepayments in the loan portfolio. Longer term investment strategies have been developed to achieve higher yields were implemented in June 1998.

The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is
3.06 years.

Deposits

Non-interest bearing demand deposits increased on average by approximately $836 thousand, or 4.48%, during the quarter ended June 30, 1998. The increase was primarily due to increased balances in small business checking (specifically, the "Entrepreneurial-25" checking product which was designed for small start-up businesses). In addition, the Bank experienced growth in its "Church-affiliated" checking balances due to its alliance with several religious organizations in the region. Finally, the Bank continues to strictly enforce its compensating balance arrangements with commercial loan borrowers.

Interest bearing demand deposits increased on average by approximately $189 thousand, or .76%, during the quarter ended June 30, 1998. The increase was primarily due to the March 1998 introduction of new interest-bearing checking products (PRESTIGE) which are packaged with benefits such as discount travel, eye care, and life insurance.. This product was designed to increase the Bank's core deposit base with low cost funds.

Other Borrowed Funds

     The average balance for other borrowed funds increased $885 thousand, or 92.48%, during the quarter ended June 30, 1998. The increase is due to a new $1.5 million reverse repurchase agreement entered into in April 1998. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

The Bank's financial instrument commitments at June 30, 1998 are summarized below:

Commitments to extend credit                      $4,736,000
Outstanding letter of credit                      $  100,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 1998, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $1.6 million at June 30, 1998, representing 10% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $3.6 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 1998:

                                             (Thousands of dollars)
3 months or less                                   $ 9,536
Over 3 through 12 months                             3,677
Over 1 through five years                              318
Over five years                                        116
                                                   -------
     Total                                         $13,647
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

     The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1998, the Bank's interest-rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At June 30, 1998, a liability sensitive position is maintained on a cumulative basis through 1 year of -9.90% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

INTEREST SENSITIVITY ANALYSIS

                                      INTEREST RATE SENSITIVITY GAPS
                                          AS OF JUNE 30, 1998

                                                MORE THAN
                                 0 TO 3          3 TO 12                      3 TO 5         5-15        MORE THAN
(THOUSANDS OF DOLLARS)           MONTHS           MONTHS       1-3 YEARS      YEARS          YEARS       15 YEARS     CUMULATIVE
----------------------           ------           ------       ---------      -----          -----       --------     ----------

INTEREST-SENSITIVE ASSETS

Time deposits                     342                 --                           --             --                        342
Investment securities:
  U.S. Government                  --              1,651             500        2,752          5,499          332        10,734
  Mortgage-backed               4,516                257                          668            808          332         6,581
Federal funds sold             17,067                 --             --            --             --                     17,067
Real Estate Loans               3,744              1,003           2,066        1,770         14,306       14,378        37,267
All Other Loans                14,865              2,134          10,025        2,407          3,977        2,902        36,310
                               ------            -------          ------        -----         ------       ------       -------

   Total interest-
     sensitive assets          40,534              5,045          12,591        7,597         24,590       17,944       108,301
                               ------            -------          ------        -----         ------       ------       -------

INTEREST-SENSITIVE LIABILITIES

Interest checking accounts     13,083                --            3,181         --               --                     16,264
Money market accounts           5,756                --            7,933         --               --                     13,689
Savings accounts               12,430                --            7,665         --               --                     20,095
Certificates less
  than $100,000                 5,908            10,937            3,946        2,598             --                     23,389
Certificates more
  than $100,000                 9,536             3,677              318          116             --                     13,647
Other borrowings                1,824             1,246               --           --             --                      3,070
                               ------           -------          -------        -----         ------                    -------
   Total Interest-
     sensitive liabilities     48,537            15,860           23,043        2,714             --                     90,154
                               ------           -------          -------        -----         ------       ------       -------
Interest sensitivity gap       (8,003)          (10,815)         (10,452)       4,883         24,590       17,944        18,147
                              =======           =======          =======        =====         ======       ======       =======
Average 12 month Gap %
   Earning Assets                                                                                                         (9.90)
                                                                                                                        =======


While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at June 30, 1998 are as follows:


                                    MARKET VALUE OF             PERCENT OF
        CHANGES IN RATE             PORTFOLIO EQUITY              CHANGE
        ---------------             ----------------              ------
                                 (Dollars in thousands)

      +400 basis points              $  89,779                     (22.19)%
      +300 basis points                 96,180                     (16.64)
      +200 basis points                102,580                     (11.10)
      +100 basis points                108,981                      (5.55)
      Flat rate                        115,382                         --
      -100 basis points                121,783                       5.55
      -200 basis points                128,184                      11.10
      -300 basis points                134,584                      16.64
      -400 basis points                140,985                      22.19

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at June 30, 1998. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

Total shareholders' equity increased approximately $99 thousand during the quarter ended June 30, 1998. The increase was primarily due to internal capital generation in the form of net income of approximately $20 thousand and $62 thousand capital raised from the sale of common stock from warrant exercises.

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

                                         JUNE 30,             DECEMBER 31,
                                          1998                   1997
                                         -------                -------
Tier 1 Capital                           $ 6,849                $ 6,891
Tier 2 Capital                               495                    468
                                         -------                -------
    Total Qualifying Capital             $ 7,344                $ 7,359
                                         =======                =======
Risk Adjusted Total Assets
  (including off-
  balance sheet exposures)               $55,123                $51,868
Tier 1 Risk-Based Capital Ratio           12.42%                 13.29%
Tier 2 Risk-Based Capital Ratio           13.32%                 14.19%
Leverage Ratio                             6.09%                  6.59%


RESULTS OF OPERATIONS

Summary

The Bank had net income of approximately $20 thousand ($.02 per common share) for the quarter ended June 30, 1998 compared to a net income of $25 thousand ($.03 per common share) for the same quarter in 1997. The decline in earnings is primarily due to the need for a higher loan loss provisions and other operating expenses.


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

Net interest income was $1.3 million for the quarter ending June 30, 1998 compared to $1.1 million for the same quarter in 1997. The primary determinants of the increase was the increase in the Bank's average earning assets from $93.2 million at June 30, 1997 to $107 million at June 30, 1998. This growth in earning assets is primarily attributable to an increase in average demand deposit balances (both interest and non-interest bearing) as outlined above sections. These products provide a low-cost/minimum balance option for personal and small business customers who have relatively low-volume activity in their checking accounts. While benefiting customers, these products also serve as means of generating noninterest-bearing funds for the Bank as well as a source of service charge income from overdraft fees. The increase in volume of investable funds was primarily used to fund new loan originations and Federal Funds Sold temporary investments.

     Also contributing to the increase in the net interest income was an increase in the Bank's net interest margin from 4.74% to 4.83% as a result of growth and change in composition in the loan portfolio--specifically, purchased automobile loans which have an average yield of approximately 9.5% compared to mortgage and student loans with average yields of 8%.


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

     The provision for loan losses charged against earnings for the quarter ending June 30, 1998 was $40 thousand compared to $23 thousand for the same quarter in 1997. The increase is due to the increase in the average balance of loans outstanding and some shifting out of student loans which have a 98% government guarantee to purchased (seasoned) automobile loans.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income increased from 1.26% of average total assets to 1.21% for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1998. The high level of noninterest income is a result of ATM surcharge fees ($146 thousand for the quarter ending June 30, 1998 compared to $105 thousand for the same quarter in 1997) due to growth in the ATM network from 15 to 28 machines. In June 1998, City Council of Philadelphia introduced a Bill to limit and/or ban ATM surcharge fees for Banks serving as depository for the City of Philadelphia. Presently, the Bank is lobbying to have this Bill vetoed. The Bank generates approximately $400 thousand annually from ATM surcharge fees which may be at risk of loss if this Bill is passed.

Noninterest expense

Salaries and benefits represented 2.24% and -2.23% of average assets for the quarters ended June 30, 1998 and 1997, respectively. Management continues to recognize the need to grow the Bank's deposit level to generate operating economies of scale and net interest income to cover the cost of operations.

     Data processing expenses represented .78% and .85% of the total average assets for the quarters ended June 30, 1998 and 1997, respectively. Data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers. In an effort to reduce these costs, the Bank has systematically and strategically sold portions of its student loan portfolio and replaced it with commercial and other consumer loans with lower servicing costs

     Occupancy expense increased approximately $82 thousand for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. This increase is primarily attributable to annual escalations in lease payments and maintenance contract cost to service the Bank's growing ATM network.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

REGULATORY MATTERS

At June 30, 1998, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

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

     To date, the Company has completed its assessment phase of the Year 2000 problem. It has received confirmations from its primary computer software and processing vendors that they are addressing the Year 2000 issue. Current estimates of the cost to be incurred to prepare for the Year 2000 range from $50,000 to $100,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance. While currently not known or estimable, additional costs may be identified during testing/renovation phase if certain systems/equipment are found to be non-compliant with Year 2000.

     The Bank has contacted its major loan customers to advise them to review their own systems for possible Year 2000 problems. In making credit decisions for major borrowers, the Bank will consider the impact of the Year 2000 issues. In addition, the Bank plans to hold "Customer Awareness" seminars n September 1998 to ensure all of its major loan and deposit customers are aware of year 2000 implications and are working towards compliance.

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

     During September 1998, the Company will begin its testing and renovation phases to ensure that all in-house processing, servicers, vendors and loan customers which have indicated compliance are in fact compliant. This phase will also include the development of contingency plans in the event that primary processors do not meet the Year 2000 compliance deadlines.


ACCOUNTING ISSUES/DISCLOSURES

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An annual meeting of the security holders of the Registrant was held on May 22, 1998.

     (b) Proxies for the annual meeting of the Registrant scheduled for May 22, 1998, (the "Annual Meeting") were solicited by proxy statement filed with the Commission.

     (c)  The following matters were voted upon at the Annual
Meeting:

                            1. ELECTION OF DIRECTORS

     The following individuals were elected as directors of the Registrant:

                                 James F. Bodine
                                Verdaynea F. Eason
                                William C. Green

     An affirmative vote of approximately 443,000 shares representing 99% of the votes cast and 52% of the shares entitled to vote were cast in favor of the election of these Board members.


                            2. INDEPENDENT ACCOUNTANT

     The matter of ratification of independent accountants were submitted to the shareholders at the Annual Meeting. The Board of Directors selected Grant Thornton, LLP as independent accountants to audit and certify financial statements of the Bank and the Registrant for the year ending December 31, 1997 and to provide certain accounting services to the Bank during the 1998 fiscal year. In connection with the audit function, Grant Thornton, LLP also reviewed the Registrant's annual report to shareholders and filings with the Securities and Exchange Commission. Neither Grant Thornton, LLP nor any of its partners has any direct or material indirect financial interest in the Bank. The selection of Grant Thornton, LLP as the Registrant's independent accountant was ratified and approved by the shareholders at the meeting.

An affirmative vote of approximately 430,679 shares, representing 96% of the votes cast at the Annual Meeting and 52% of the shares entitled to vote at the Annual Meeting were cast in favor of the proposal to ratify the appointment of Grant Thornton, LLP as Registrant's Independent accountants.

No further matters have been submitted to a vote of the Registrant's securityholders.

ITEM 5.  OTHER INFORMATION.

Effective August 5, the Registrant sold 39, 849 shares of its Series A Preferred Stock to the Federal National Mortgage Association ("Fannie Mae") for a purchase price of $20 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Securities Exchange Act of 1933
(the "Act").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) A list of the exhibits submitted with this Form 10-Q are as follows:

          Copy of the Registrant's Call Report for the Period ending June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED BANCSHARES, INC.



Date: August 19, 1998                 /S/  EMMA C. CHAPPELL
                                           ------------------------
                                           Emma C. Chappell
                                           Chairman, President & CEO


                                      /S/  BRENDA HUDSON-NELSON
                                           ------------------------
                                           Brenda Hudson-Nelson
                                           Controller