Form 10-Q
period 1998-09-30
UNITED BANCSHARES INC /PA
filed 1998-11-19
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

     _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 1998 OR

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of November 15, 1998, 830,157 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 132,999 shares were outstanding as of November 15, 1998. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 15, 1998, 83,333 shares of Class B Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                        1998               1997
                                                     -----------        -----------
ASSETS
Cash and due from banks                                5,567,733          4,604,408
Interest  bearing deposits with banks                    345,269            334,288
Federal funds sold                                    10,525,000          7,821,000
                                                     -----------        -----------
CASH & CASH  EQUIVALENTS                              16,438,002         12,759,696

Investment securities:
Held-to-maturity, at amortized cost                   12,657,124         10,854,711
Available-for-sale, at market value                   12,031,825          7,398,607
Loans held for  sale, net of unearned discount                 0          1,979,177
Loans, net of unearned discount                       69,758,342         72,183,255
Less: allowance for loan losses                         (788,065)          (468,806)
                                                     -----------        -----------
NET LOANS                                             68,970,277         73,693,626

Bank premises & equipment, net                         1,665,573          1,862,647
Accrued  interest receivable                           2,847,874          1,439,587
Deferred branch acquisition cost                          16,711             75,753
Other real estate owned                                  210,077            165,188
Prepaid expenses and other assets                      1,041,124            664,475
                                                     -----------        -----------
TOTAL ASSETS                                         115,878,587        108,914,290
                                                     ===========        ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits, non-interest bearing                 19,872,395         17,697,901
Demand deposits, interest bearing                     24,520,410         20,922,107
Savings deposits                                      22,846,493         22,925,881
Time deposits, $100,000 and over                      12,872,379         13,852,356
Time deposits                                         23,740,230         24,028,818
                                                     -----------        -----------
                                                     103,851,909         99,427,063

Other borrowed funds                                     770,963             43,688
Securities sold to repurchase                          1,538,472          1,341,053
Accrued interest payable                                 550,082            541,225
Accrued expenses and other liabilities                 1,506,568            502,406
                                                     -----------        -----------
TOTAL LIABILITIES                                    108,217,994        101,855,435
                                                     ===========        ===========

Shareholders' equity:

Preferred  Stock, Series A, non-cum.,
6%, $.01 par value,  500,000 shrs auth.,
93,150 issued and outstanding                                932                932

Common stock, $.01 par value;
2,000,000 shares authorized;
830,157 shares issued and
outstanding  at September 30, 1998
and December 31, 1997                                      8,302              8,237

Additional-paid-in-capital                            11,208,059         10,426,222

Accumulated deficit                                   (3,708,781)        (3,438,699)

Net unrealized gain on
available-for-sale securities                            152,082             62,163
                                                     -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                             7,660,593          7,058,855
                                                     -----------        -----------
                                                     115,878,587        108,914,290
                                                     ===========        ===========


                                                    NINE MONTHS ENDED      NINE MONTHS ENDED      QUARTER ENDED       QUARTER ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,
                                                          1998                  1997                  1998                1997
                                                    --------------------------------------------------------------------------------
Interest Income:
     Interest and fees on loans                         $4,767,193            4,429,595             $1,521,678         1,522,981
     Interest on investment securities                     880,211              749,333               $330,314           293,227
     Interest on Federal Funds sold                        517,641              331,380               $198,239           105,387
     Interest on time deposits with other banks             14,781               21,210                 $3,550             5,614
                                                        ----------            ---------             ----------         ---------
Total interest income                                    6,179,826            5,531,517              2,053,781         1,927,208

Interest Expense:
     Interest on time deposits                           1,439,216            1,392,692                458,646           462,499
     Interest on demand deposits                           461,595              266,841                156,819            44,071
     Interest on savings deposits                          329,806              345,873                103,562           169,729
     Interest on borrowed funds                             53,688               40,171                 21,397            15,856
                                                        ----------            ---------             ----------         ---------
Total interest expense                                   2,284,305            2,045,577                740,424           692,155
                                                        ----------            ---------             ----------         ---------

NET INTEREST INCOME                                      3,895,521            3,485,940              1,313,357         1,235,053

Provision for loan losses                                  385,500               75,000                320,000            30,000
                                                        ----------            ---------             ----------         ---------

NET INTEREST INCOME LESS PROVISION FOR
     LOAN LOSSES                                         3,510,021            3,410,940                993,357         1,205,053
                                                        ----------            ---------             ----------         ---------
Noninterest income:
    Gain on sale of loans                                   34,362              186,968                  4,674            66,106
    Customer service fees                                1,015,664              861,445                379,294           268,418
    Gain on sale of investments                              1,201
    Other income                                           100,457              109,675                 32,771            75,295
                                                        ----------            ---------             ----------         ---------
Total noninterest income                                 1,151,684            1,158,087                416,739           409,818
                                                        ----------            ---------             ----------         ---------
Non-interest expense
    Salaries, wages, and employee benefits               1,849,174            1,738,734                605,791           600,441
    Occupancy and equipment                                937,804              750,053                334,929           267,983
    Office operations and supplies                         392,284              366,303                157,062           120,313
    Marketing and public relations                         156,232              132,044                 70,292            52,050
    Professional services                                  190,127              260,843                 68,942            80,714
    Data processing                                        664,312              640,008                219,347           219,365
    Deposit insurance assessments                           61,033               46,326                 21,006            19,551
    Other noninterest expense                              680,817              480,933                246,964           190,226
                                                        ----------            ---------             ----------         ---------
Total non-interest expense                               4,931,783            4,415,244              1,724,333         1,550,643
                                                        ==========            =========             ==========         =========

     NET INCOME (LOSS)                                   ($270,078)             153,783              ($314,237)          $64,228
                                                        ==========            =========             ==========         =========

     EARNINGS PER SHARE                                     ($0.33)               $0.19                 ($0.38)            $0.08
     EARNINGS PER SHARE-DILUTED                             ($0.33)               $0.19                 ($0.38)            $0.08
                                                            ======                =====                 ======             =====

Weighted average number of shares                          825,345              820,095                825,345           820,095
                                                        ==========            =========             ==========         =========


                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      NINE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                            1998                  1997
                                                              ----              ----

Cash flows from operating activities
Net income                                                   (270,078)         153,783

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Provision for loan losses                                385,500           75,000
     Gain on sale of loans                                     34,362          186,968
     Depreciation and amortization                            452,156          403,366
     Realized investment securities gains                       1,201                0
     Proceeds from sale of student loans                    2,022,500        4,407,029
     (Increase) decrease in accrued interest
       receivable and other assets                         (1,829,825)         (28,219)
     Increase (decrease) in accrued interest
       payable and other liabilities                        1,013,019          (88,544)
                                                           ----------       ----------
Net cash provided by operating activities                   1,808,835        5,109,383

Cash flows from investing activities

Purchase of investments-Available-for-Sale                (13,204,090)      (3,737,744)
Purchase of investments-Held-to-Maturity                   (7,680,000)      (4,562,764)
Proceeds from maturity & principal reductions
  of investments-Available-for-Sale                         9,617,690        1,558,368
Proceeds from maturity & principal reductions
  of investments-Held-to-Maturity                           5,874,710        2,632,719
Purchase of automobile loans                               (4,873,421)               0
Net (increase) decrease in loans                            7,289,373          343,364
Purchase of premises and equipment                           (286,233)        (402,346)
                                                           ----------       ----------
Net cash (used in) investing activities                    (4,261,970)      (4,168,403)


Cash flows from financing activities

Net increase (decrease) in deposits                         4,424,846        3,289,806
Other borrowed funds                                          727,275          (23,015)
Proceeds from sale of common stock                             64,620           33,659
Proceeds from sale of preferred stock                         717,282                0
Reverse repurchase agreement                                  197,419        1,327,091
                                                           ----------       ----------
Net cash provided by (used in) financing activities         6,131,442        4,627,541

Increase (decrease) in cash and cash equivalents            3,678,306        5,568,521

Cash and cash equivalents at beginning of period           12,759,696        9,244,312

Cash and cash equivalents at end of period                 16,438,002       14,812,831
                                                           ==========       ==========
Supplemental disclosures of cash flow information

Cash paid during the period for interest                    1,734,256        2,034,530
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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars, except per share data)

                                         QUARTER ENDED          QUARTER ENDED
                                      SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                      ------------------      ------------------

Net interest income                        $3,510                     $3,411
Provision for loan losses                     385                         75
Noninterest income                          1,152                      1,158
Noninterest expense                         4,932                      4,415
Net income (loss)                           $(270)                      $154

Earnings per share                          ($.33)                     $.19



Balance sheet totals:                 SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                      ------------------     -----------------

Total assets                               $115,879             $108,914
Loans, net                                  $68,970              $73,693
Investment securities                       $24,689              $18,253
Deposits                                   $103,852              $99,427
Shareholders' equity                         $7,661               $7,091

Ratios
Return on assets                             (.32)%                 .09%
Return on equity                            (4.68)%                1.37%
Equity to assets ratio                        6.61%                6.56%

Financial Condition

Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $2.6 million, or 2.49%, during the quarter ending September 30, 1998. Average funding uses decreased $2.3 million, or 2.13%, for the same quarter.

Sources and Uses of Funds Trends



                                   SEPTEMBER 30,
                                       1998                                                 JUNE 30, 1998
                                     AVERAGE         INCREASE (DECREASE)                       AVERAGE
                                     BALANCE               AMOUNT                 %            BALANCE
                                    --------              --------             -------        --------
Funding uses:
     Loans                          $ 71,790              ($ 3,073)            (4.10%)         $ 74,863
     Investment securities
        Held-to-maturity              10,769                   679              6.73%            10,090
        Available-for-sale             7,822                  (406)            (4.93%)            8,228
     Federal funds sold               14,152                   522              3.83%            13,630
                                    --------              --------                             --------
         Total uses                 $104,533              ($ 2,278)                            $106,811
                                    ========              ========                             ========

Funding sources:
     Demand deposits
        Noninterest-bearing         $ 17,872              ($ 1,642)            (8.41%)         $ 19,514
        Interest-bearing              25,739                   786              3.15%            24,953
     Savings deposits                 20,317                  (115)             (.56%)           20,432
     Time deposits                    36,821                (1,519)            (3.96%)           38,340
     Other borrowed funds              1,715                  (127)            (6.89%)            1,842
                                    --------              --------                             --------
          Total sources             $102,464              ($ 2,617)                            $105,081
                                    ========              ========                             ========

Loans

Average loans decreased approximately $3 million, or 4.10%, during the quarter ended September 30, 1998. This decrease was primarily due to monthly paydowns in the acquired automobile loan portfolios for which 38% of the portfolio has paid down during 1998. In addition, there have been a significant level of prepayments in the mortgage loan portfolio as a result of refinancings in the current low interest rate environment. Strategies continue to be reviewed to originate and/or purchase loans to minimize the impact of portfolio paydowns.

The following table shows the composition of the Bank's loan portfolio by type loan.

(Thousands of Dollars)
                                 SEPTEMBER 30,              DECEMBER 31,
                                    1998                       1997
                                    ----                       ----

Commercial and industrial         $ 12,391                    $12,095
Commercial real estate               1,604                      1,515
Consumer loans                      23,138                     24,590
Residential mortgages               32,625                     35,961
Loans held-for-sale                    --                       1,979
                                   -------                    -------
            Total Loans            $69,758                    $74,162
                                   =======                    =======


Residential mortgage loans at September 30, 1998 continue to comprise the greatest percentage of total loans representing approximately 46.8% of total loans However, these loans as a percentage of the total portfolio continue to decline as mortgage loan balances are reduced due to refinancing and paydowns while other loan categories such as commercial loans and consumer loans continue to increase. In addition, majority of the new residential mortgage loans originated are sold at closing due to the current low interest rate environment and the interest rate risk associated with holding these loans.

Allowance for Loan Losses

The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. The following Table presents an analysis of the allowance for loan losses.


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                        QUARTER ENDED
                                     SEPTEMBER 30, 1998
                                     ------------------
(Dollars in thousands)

Balance at July 1                         $   495
                                          -------
Charge-offs:
    Commercial and industrial                 --
    Commercial real estate                    --
    Residential mortgages                     --
    Consumer loans                            (66)
                                          -------
                                              (66)

Recoveries - consumer loans                    39
                                         --------
Net charge-offs                               (27)
Additions charged to operations               320
                                         --------
Balance at September 30, 1998                $788
                                         ========
Ratio of net charge-offs to average
  loans outstanding                          0.04%
                                         ========

The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.


The allowance for loan losses as a percentage of total loans was 1.13% and 45% of classified loans at September 30, 1998 compared to .67% and 26%, respectively, at June 30, 1998. The increase in the allowance is primarily related to two commercial loans identified during the quarter as having an increased level of credit risk thereby requiring specific reserves totaling $265 thousand. In evaluating the adequacy of the allowance for loan loss for the remiainder of the portfolio, only the net exposure (un-guaranteed portion) should be considered. As a result of the loan portfolio composition (primarily residential mortgage loans, Small Business Administration (SBA) guaranteed loans, and guaranteed student loans), less than 25% of the loan portfolio represents some level of risk--no guarantee features, significant collateral, or proven track record of repayment. In addition, the Bank has an excellent collection record. During the quarter ending September 30, 1998, net charge-offs as a percentage of average total loans represented .04%.


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The Bank's policy is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans which are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 1998, non-accrual loans were $1.5 million. Approximately $476 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At September 30, 1998, approximately 31% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At September 30, 1998, none of these loans were nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by $522 thousand, or 3.83%, during the quarter ended September 30, 1998. The increase is due the growth in average deposit levels prepayments in the loan portfolio. Longer term investment strategies have been developed to achieve higher yields were implemented in September 1998.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is
2.02 years.

Deposits

     Non-interest bearing demand deposits decreased on average by approximately $1.6 million, or 8.41%, during the quarter ended September 30, 1998. The decrease was primarily a result of deposit fluctuations in the account of a significant customer as well as the promotion of a new interest-bearing product (PRESTIGE) which offers, among other benefits, interest on balances for an $8 per month membership fee. The Bank is actively promoting this product as a means of increasing its core deposit base and related fee income. Many of the Bank's customers have transferred their existing account relationships to this new product.

     Interest bearing demand deposits increased on average by approximately $786 thousand, or 3.15%, during the quarter ended September 30, 1998. The increase was primarily due to the introduction of new interest-bearing checking products (PRESTIGE) which are packaged with benefits such as discount travel, eye care, and life insurance. This product was designed to increase the Bank's core deposit base with low cost funds.

Other Borrowed Funds

     The average balance for other borrowed funds decreased $127 thousand, or 6.89%, during the quarter ended September 30 , 1998. The decrease is due to the roll-off of $300 thousand of an existing reverse repurchase agreement in August 1998. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

     The Bank's financial instrument commitments at September 30, 1998 are summarized below:

Commitments to extend credit               $7,246
Outstanding letter of credit               $  214

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of September 30, 1998, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $3.6 million at September 30, 1998, representing 14.78% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $3.1 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 1998:

                                                (Thousands of
                                                   dollars)
                                                --------------

3 months or less                                    $4,963
Over 3 through 12 months                             8,172
Over 1 through five years                              538
Over five years                                        118
                                                   -------
     Total                                         $13,791
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

   The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1998, the Bank's interest-rate sensitivity gap ratio (i.e. excess of interest rate sensitive assets over interest rate sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At September 30, 1998, a liability sensitive position is maintained on a cumulative basis through 1 year of -11.06% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals as well as an increasing level of fixed rate investments. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

INTEREST SENSITIVITY ANALYSIS

                                      INTEREST RATE SENSITIVITY GAPS
                                        AS OF SEPTEMBER 30, 1998

                                                        MORE THAN
                                           0 TO 3        3 TO 12                      3 TO 5       5-15      MORE THAN
(THOUSANDS OF DOLLARS)                     MONTHS         MONTHS       1-3 YEARS      YEARS        YEARS     15 YEARS     CUMULATIVE
----------------------                     ------         ------       ---------      -----        -----     --------     ----------

INTEREST-SENSITIVE ASSETS

Time deposits                                  345          --                          --            --                        345

Investment securities:
   U.S. Government                           3,650         1,000          --           4,015        8,460          257       17,382
   Mortgage-backed                           4,576           241                         601          990          743        7,151
   Federal funds sold                       10,525          --            --            --           --                      10,525
   Real Estate Loans                         3,356           636         1,789         1,953       14,717       12,968       35,419
   All Other Loans                          13,687         1,482         9,981         2,388        3,969        2,833       34,340
                                           -------       -------       -------       -------      -------      -------      -------
   Total interest-sensitive assets          36,139         3,359        11,770         8,957       28,136       16,801      105,162
                                           -------       -------       -------       -------      -------      -------      -------

INTEREST-SENSITIVE LIABILITIES

Interest checking accounts                  11,847          --           2,880          --           --                      14,727
Money market accounts                        5,777          --           7,296          --           --                      13,073
Savings accounts                            12,747          --           6,765          --           --                      19,512
Certificates less than $100,000              6,262         9,893         4,041         2,580         --                      22,776
Certificates more than $100,000              4,963         8,172           538           118         --                      13,791
Other borrowings                             1,538           771          --            --           --                       2,309
                                           -------       -------       -------       -------      -------                   -------
   Total Interest-
      sensitive liabilities                 43,134        18,836        21,520         2,698         --                      86,188
                                           -------       -------       -------       -------      -------                   -------

Interest sensitivity gap                    (6,995)      (15,477)       (9,750)        6,259       28,136       16,801       18,974
                                           =======       =======       =======       =======      =======      =======      =======

Average 12 month Gap % Earning Assets                                                                                        (11.06)
                                                                                                                            =======


     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at September 30, 1998 are as follows:


                                   MARKET VALUE OF             PERCENT OF
        CHANGES IN RATE            PORTFOLIO EQUITY              CHANGE
        ---------------            ----------------              ------
                                (Dollars in thousands)

      +400 basis points              $(15,169)                   (251)%
      +300 basis points                (8,870)                   (188)
      +200 basis points                (2,571)                   (126)
      +100 basis points                 3,728                     (63)
      Flat rate                        10,027                     --
      -100 basis points                16,326                      63
      -200 basis points                22,625                     126
      -300 basis points                28,924                     188
      -400 basis points                35,223                     251

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at September 30, 1998. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity increased approximately $480 thousand during the quarter ended September 30, 1998 as a result of a receipt of $796 thousand Series A Preferred equity investment by FannieMae in August 1998. This capital infusion was offset by a $314 thousand loss incurred by the Bank during the quarter. As of September 30, 1998, the Bank has outstanding commitments totaling $2.4 million from both FannieMae(up to 9.9% of capital or an additional $204,000--maximum total investment of $1 million) and First Union (up to $2 million).

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

                                   SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                   ------------------         -----------------

Tier 1 Capital                             $7,458                  $6,891
Tier 2 Capital                                671                     468
                                          -------                 -------
    Total Qualifying Capital               $8,129                  $7,359
                                          =======                 =======

Risk Adjusted Total Assets
  (including off-balance
  sheet exposures)                        $53,716                 $51,868
Tier 1 Risk-Based Capital Ratio            13.88%                  13.29%
Tier 2 Risk-Based Capital Ratio            15.18%                  14.19%
Leverage Ratio                              6.51%                   6.59%


RESULTS OF OPERATIONS

Summary

     The Bank had a net loss of $314 thousand ($.38 per common share) for the quarter ended September 30, 1998 compared to net income of $64 thousand ($.08 per common share) for the same quarter in 1997. The loss for the quarter ending September 30, 1998 is primarily due to a $320 thousand loan loss provision to adequately cover additional credit risk identified during the quarter. Net income for the quarter ended September 30, 1997 included a $66 thousand gain o the sale of loans.


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

     Net interest income was $1.3 million for the quarter ending September 30, 1998 compared to $1.2 million for the same quarter in 1997. The primary determinants of the increase was the increase in the Bank's average earning assets from $101.5 million at September 30, 1997 to $104 million at September 30, 1998. This growth in earning assets is primarily attributable to an increase in average demand deposit balances (both interest and non-interest bearing) as outlined above. The increase in volume of investable funds was primarily used to fund new loan originations and Federal Funds Sold temporary investments.

     Offsetting the impact of the increase in earning assets was a decline in the yield n earning assets from 8.31% at September 30, 1997 to 7.83% at September 30, 1998. This decline came a result of paydowns in the Bank's automobile and residential mortgage loan portfolios. Funds have been temporarily transferred to lower yielding investments until additional loans are originated or purchased. The Bank's rate on interest bearing liabilities was 10 basis points lower (3.50% vs. 3.60%) at September 30, 1998 compared to September 30, 1997.


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

     The provision for loan losses charged against earnings for the quarter ending September 30, 1998 was $320 thousand compared to $30 thousand for the same quarter in 1997. The increase in the provision is primarily related to two commercial loans identified during the quarter as having an increased level of credit risk thereby requiring specific reserves totaling $265 thousand. Management is in the process of working with identified borrowers to correct identified weaknesses. These loans and others will continue to be monitored as to the adequacy of specific reserves.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income was $379 thousand and $268 thousand for the quarters ending September 30, 1998 and 1997, respectively. This income totaled 1.33% of average total assets at September 30, 1998 compared to 1.13% for the quarter ended September 30, 1997. The increase in noninterest income is primarily due to ATM surcharge fees as a result of growth in the ATM network from 15 to 28 machines. In June 1998, City Council of Philadelphia introduced a Bill to limit and/or ban ATM surcharge fees for Banks serving as depository for the City of Philadelphia. The Bank, along with other Bank's in the City, lobbied with success to have this Bill vetoed.

Noninterest expense

     Salaries and benefits represented 2.13% and 1.71% of average assets for the quarters ended September 30, 1998 and 1997, respectively. Management continues to recognize the need to grow the Bank's deposit level to generate operating economies of scale and net interest income to cover the cost of operations.

     Data processing expenses represented .77% and .63% of the total average assets for the quarters ended September 30, 1998 and 1997, respectively. Data processing expenses are a result of the Bank's management decision to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers. In an effort to reduce these costs, the Bank has systematically and strategically sold portions of its student loan portfolio and replaced it with commercial and other consumer loans with lower servicing costs.

     Occupancy expense increased approximately $67 thousand for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. This increase is primarily attributable to annual escalations in lease payments and maintenance contract cost to service the Bank's growing ATM network.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

REGULATORY MATTERS

     At September 30, 1998, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

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

     To date, the Company has completed its assessment phase of the Year 2000 problem. It has received confirmations from its primary computer software and processing vendors that they are addressing the Year 2000 issue. Current estimates of the cost to be incurred to prepare for the Year 2000 range from $100,000-$200,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance. While currently not known or estimable, additional costs may be identified during testing/renovation phase if certain systems/equipment are found to be non-compliant with Year 2000.

     The Bank has contacted its major loan customers to advise them to review their own systems for possible Year 2000 problems. In making credit decisions for major borrowers, the Bank will consider the impact of the Year 2000 issues. In addition, the Bank plans to hold "Customer Awareness" seminars in November 1998 to ensure all of its major loan and deposit customers are aware of Year 2000 implications and are working towards compliance.

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

     During September 1998, the Company successfully completed the testing of its core processing system and found it to be Year 2000 compliant. Further testing/validation of other ancillary systems/servicers will be performed during the fourth quarter of 1998 to ensure that all servicers, vendors and loan customers which have indicated compliance are in fact compliant. The Bank is in the process of the development of a comprehensive contingency plan in the event that any of its processors do not meet the Year 2000 compliance deadlines.

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

     (b) There have been no material arrearage or delinquencies as discussed in
Item 3(a). Registrant has declared and issued a Series A Preferred Stock. No obligations pursuant to those securities have become due.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the securityholders of the Registrant.

ITEM 5.  OTHER INFORMATION.

On September 30, 1998, the Registrant filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the Commonwealth of Pennsylvania. The filing amended the Articles of Incorporation of the Registrant to designate a sub-class of ist Common Stock as Class B Common Stock. Pursuant to the terms of the amendment, holders of the Class B Common Stock have all rights of Common Stockholders, with the exception of voting rights.

Effective October 9, the Registrant sold 83,333 shares of its Class B Common Stock to First Union Corporation ("First Union") for a purchase price of $12 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Securities Exchange Act of 1933 (the "Act").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) A list of the exhibits submitted with this Form 10-Q are as follows:

          Copy of the Registrant's Call Report for the Period ending September 30, 1998. [Filed with Schedule SE]


          Articles of Amendment to the
          Articles of Incorporation of United
          Bancshares, Inc. dated September
          30, 1998 [Filed with Schedule SE].

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