Form 10-K
period 1998-12-31
UNITED BANCSHARES INC /PA
filed 1999-04-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1998.

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

                                   YES __X__     NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

There is no market for the Common Stock. None of the shares of the Registrant's stock were sold within 60 days of the filing of this Form 10-K. As of March 15, 1999 the aggregate number of the shares of the Registrant's Common Stock outstanding was 913,490.

Registrant also has 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 132,999 shares were outstanding as of March 31, 1999. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment with the Commonwealth of Pennsylvania on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of March 31, 1999, 166,666 shares of Class B Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference as filed with the Registrant's 1998 Form 10-K

1.   Consolidated Balance Sheets at December 31, 1998 and 1997.

2. Consolidated Statements of Operations for the years ended December 31, 1998 and 1997.

3. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997.

4. Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997.

5.   Articles of Incorporation of the Bank and UBS

6.   Bylaws of the Bank and UBS

7.   Voting Trust Agreements

8.   Long Term Incentive Compensation Plan

9.   Lease Agreements for the Bank's premises.

10.  Employment Agreement among Registrant, the Bank and Dr. Emma C. Chappell

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

As of March 31, 1999, UBS and the Bank had a total of 75 employees.

United Bank of Philadelphia

The Bank, an African-American -controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department"). The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

The Bank conducts all its banking activities through its six offices located as follows: (i) Main Branch 714 Market Street, Philadelphia, PA; (ii) Center City Branch Two Penn Center, Philadelphia, PA; (iii) West Philadelphia Branch 37th & Lancaster Avenues, Philadelphia, PA; (iv) Mount Airy Branch 1562 East Wadsworth Avenue, Philadelphia, PA; (v) Frankford Branch 4806 Frankford Avenue,
Philadelphia,  PA;  and  (vi)  West  Girard  Branch  2820  West  Girard  Avenue,
Philadelphia, PA. Through these locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 1998, the Bank had total deposits aggregating approximately $57.2 million and had total net loans outstanding of approximately $109 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey. The city of Philadelphia is comprised of 353 census tracts and, based on 1990 census data, 204 or 58% of these are designated as low to moderate-income tracts while 105 or 30% are characterized both as low to moderate-income and minority tracts. The Bank's primary service area consists of a population of 1,577,815, which includes a minority population of 752,309.

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

The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products are offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and home equity lines of credit. At March 31, 1999 the Bank's maximum legal lending limit was approximately $1,838,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Bank has established relationships with correspondent banks to participate in loans that exceed the Bank's internal policies or legal lending limits. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participants on occasion. However, the Bank maintains no credit that exceeds its legal lending limit.

The Bank also offers commercial and retail products. In the area of commercial loans, the Bank has flexibility to develop loan arrangements targeted at a customer's objectives. Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk. The Bank participates in the government-sponsored Small Business Administration ("SBA") lending program and when the Bank deems it appropriate, obtains SBA guarantees for up to 90% of the loan amount. This guaranty effectively reduces the Bank's exposure to loss in its commercial loan portfolio. Commercial loans are typically made of the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

The Bank's consumer loan program includes installment loans for home improvement and the purchase of consumer goods and automobiles, student loans, home equity and VISA secured and unsecured revolving lines of credit, and checking overdraft protection. The Bank also offers residential mortgage loans to its customers. The Bank's concentration in the retail area is in the category of student loans where it can minimize its risk of non-payment with government guaranties.

In addition, the Bank offers safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks as well as international and trust services through correspondent institutions.

The management and Board of the Bank are very active in their respective communities, allowing the Bank to closely monitor the needs of individuals  and businesses in the  communities in which it operates. The Bank continually focuses on developing programs to serve those needs. To this end, the Bank has been instrumental in establishing Philadelphia United Community Development Corporation ("Philadelphia United"). Philadelphia United is a non-profit corporation incorporated in the Commonwealth of
Pennsylvania. In 1997, the Bank received certification as a Community Development Financial Institution from the Department of Treasury Community Development Financial Institution ("CDFI") Fund. Additionally, the CDFI Fund has agreed to provide Philadelphia United with $500 thousand for the purpose of carrying out community development efforts. The Bank has also implemented programs aimed at counseling individuals and businesses on financial responsibility and credit repair. Much of this education and training service provided by the Bank has been assumed by Philadelphia United. Philadelphia
United's programs will give individuals and businesses, located primarily in Philadelphia's enterprise zones, access to sophisticated planning skills and abilities.

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

In the past, the principal competition for deposits and loans have been other depository institutions. However, now the Bank also competes with other financial intermediaries such as brokerage houses offering investment vehicles to the general public. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits. In order to address the risk of deposit reduction due to investment in non-bank alternatives, the Bank has established a relationship with American Express Financial Advisors ("AEFA"). AEFA provides the Bank with two certified financial advisors who consult with the Bank's customers wishing to consider alternative investments. These advisors maintain their offices in the Main Branch and Wadsworth Branch of the Bank. The Bank receives compensation from AEFA for each securities purchase made through these advisors, thus yielding additional fee income.

ITEM 2 - Properties

Main Branch

The Bank's principal office is located on the first floor of a multi-tenant retail and commercial office building in Center City, Philadelphia, Pennsylvania located at 714 Market Street, Philadelphia, PA 19106. The Bank occupies approximately 5,700 square feet of space pursuant to a lease which expires on February 28, 2002. The lease has renewal options for two five-year periods and is subject to escalation clauses. The space is occupied by UBS, the Bank. Philadelphia United subleases a portion of this facility from the Bank. The first floor contains a banking lobby, the vault, customer service area, executive and administrative offices, as well as the Bank's compliance and marketing groups. The Bank's finance, branch administrative and operations functions are located on the second floor of the same building, where the Bank leases an additional space on a month-to-month basis. The aggregate monthly rent for this location is 8,629.39.

Mt. Airy Branch
North Philadelphia Branch

The Bank operates a branch at 1562 East Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased from the Federal Deposit Insurance Corporation ("FDIC") at a monthly rental of $1675.00.

Center City Branch

The Bank operates a branch location at Two Penn Center, 15th Street and JFK Boulevard, Philadelphia, PA. The Bank leases approximately 4,769 square feet at its Two Penn Center location. The space includes lobby, teller area, customer service area, primary lending area and administrative offices, as well as a vault. The aggregate monthly rent for this location is $13,114.75.

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

West Philadelphia Branch

On July 22, 1996, the Bank acquired a branch location at 3750 Lancaster Avenue from PNC Bank. The facility is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental is approximately $2,500.00 exclusive of taxes, insurance, utilities and janitorial service.

ITEM 3 - Legal Proceedings

Other than the following, no material claims have been instituted or threatened by or against UBS or its affiliates other than in the normal course of business.

ITEM 4 - Submission of Matters to Vote of Security Holders

Not Applicable. No matters were submitted to a vote of Registrant's security holders since the Registrant's last periodic filing.

                                     PART II

ITEM 5 - Market for the Registrant's Common Stock.

Common Stock

As of March 31, 1999 there were 3,177 shareholders of record of UBS's Common Stock.

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

Beginning May 10, 1996, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock. 6,934 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption from registration contained in 4(2) and 3(a)(5) of the Act. During 1996, the Registrant received, $55,536 and issued 6,942 shares as a result of warrant exercises by shareholders to purchase common stock at a price of $8.00 per share. Beginning May 19, 1997, Registrant commenced an offering solely to existing stockholders of 250,000 shares of its common stock, initially on a pro-rata basis. 3,550 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption contained in 4(2) and 3(a)(5) of the Act. During 1997, the Registrant received $34,710 and issued 3,856 shares as a result of exercise of the 1997 warrants at $9.00 per share. During 1998, Registrant received $14,922 as a result of the exercise of the 1998 Warrants at $10.00 per share and sold 6,492 shares of common stock as a result to its offering solely to stockholders of record. This offering was exempt pursuant to an exemption from registration contained in sections 4(2) and 3(a)(5) of the Act. As of March 31, 1999, there were no warrants outstanding to purchase common stock of the Bank.

Class B Common Stock

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

Effective October 9, 1999, the Registrant sold 83,333 shares of its Class B Common Stock to First Union Corporation ("First Union") for a purchase price of $12 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Securities Exchange Act of 1933 (the "Act

Effective February 8, 1999, the Registrant sold 83,333 shares of its Class B Common Stock to First Union for a purchase price of $12 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Securities Exchange Act of 1933 (the "Act").

Series A Preferred Stock

Registrant has engaged in the sale of Series A Preferred Stock which has the characteristics identified in the UBS Articles of Incorporation incorporated by reference as an Exhibit hereto pursuant to an exemption from registration contained in Section 4(2) of the Securities Act. On July 23, 1998, the Registrant sold 39,849 shares of its Series A Preferred Stock to the Federal National Mortgage Association at a purchase price of $20 per share.

Dividends

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

ITEM 6 - SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                                                                    Year ended December 31,
                                            -----------------------------------------------------------------------
                                                 1998         1997           1996           1995          1994
                                            -----------------------------------------------------------------------
                                                          (Dollars in thousands, except per share data)
Net interest income                           $ 5,241     $     4,744     $    4,259    $    4,012    $    3,766
Provision for loan losses                         351              97             85            78           385
Noninterest income                              1,816           1,517          1,118           741           940
Noninterest expense                             6,696           5,983          6,123         5,454         5,068
Net income (loss)                                  10             181           (832)         (779)         (747)
Net income (loss) per share - basic/diluted       .01            0.22          (1.03)        (1.04)        (1.01)
Balance sheet totals:
  Total assets                               $121,983        $108,914      $  96,769     $  92,635     $  95,255
  Net loans                                    57,271          73,694         69,097        61,696        63,043
  Investment securities                        43,196          18,253         14,460        16,739        18,944
  Deposits                                    109,063          99,427         88,761        84,228        87,451
  Shareholders' equity                          8,904           7,059          6,759         7,470         6,799
  Ratios:
    Equity to assets                             6.40%          6.61%           7.45 %        7.36 %        6.54 %
    Return on assets                              .01%          0.18%          (0.89)%       (0.87)%       (0.83)%
    Return on equity                              .14%          2.69%         (12.02)%      (11.83)%      (12.69)%

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

                              RESULTS OF OPERATIONS

Summary

     The Company recorded net income of $10,000 ($.01 per share) for 1998 compared to net income of $181,000 ($0.22 per share) in 1997 and a loss of $832,000 ($1.03 per share) in 1996. The decline in earnings during 1998 is primarily attributable to an increase in the provision for loan losses. A more detailed explanation for each component of earnings is included in the sections below.

     Management continues to recognize the need to grow the Bank's deposit level to generate operating economies of scale and net interest income to cover the cost of operations. During 1998, average-earning assets increased approximately $9.6 million, or 10.1%, while the net yield on average interest earning assets increased slightly to 5.03%. The result was an increase of $497,000 in net interest income from 1997 to 1998

     The allowance for loan losses as a percentage of total loans increased from 0.63% in 1997 to 1.17% in 1998. This increase is primarily attributable to a specific provision of approximately $200,000 for one commercial loan as well as a $16 million decline in total loans outstanding at year-end.

TABLE 1 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE SUMMARY

                                                                               December 31,
                                        -------------------------------------------------------------------------------------------
                                                        1998                                  1997                     1996
                                        --------------------------------------    ---------------------------   -------------------
                                        Average              Yield/   Average                Yield/   Average                Yield/
                                        balance   Interest    rate    balance     Interest    rate    balance    Interest     rate
                                        -------   --------   ------   --------    --------   ------   -------    --------    ------
                                                                         (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans                                  71,338     6,270     8.79%   $ 68,887     $5,913     8.58%   $65,243     $5,567      8.53%
  Investment securities
    held-to-maturity                     11,436       746     6.52      10,222        659     6.45      8,110        502      6.19
  Investment securities
    available-for-sale                    8,392       557     6.63       6,252        434     6.94      8,319        495      5.95
  Federal funds sold                     12,959       688     5.31       9,187        483     5.26      4,350        225      5.17
                                                                      --------    --------   ------   -------    --------    ------
      Total interest-earning
        assets                          104,125     8,261     7.93      94,548      7,489     7.92     86,022      6,789      7.89
Noninterest-earning assets:
  Cash and due from banks                 4,646                          4,271                          3,671
  Premises and equipment, net             1,760                          1,846                          1,657
  Other assets                            3,576                          1,564                          2,129
  Less allowance for loan losses           (565)                          (468)                          (506)
                                        -------                       --------                        -------
      Total                             113,542                       $101,761                        $92,973
                                        =======                       ========                        =======
Liabilities and shareholders' equity:
Interest-bearing liabilities:
  Demand deposits                        22,622       620     2.74%   $ 14,812        379     2.56%   $13,072        294      2.25%
  Savings deposits                       23,283       428     1.84      23,277        459     1.97     24,046        506      2.10
  Time deposits                          37,365      1899     5.08      37,627      1,852     4.92     34,806      1,651      4.74
  Other borrowed funds                    1,521        73     4.85       1,262         55     4.36      1,821         79      4.34
                                                                      --------    --------   ------   -------    --------    ------
      Total interest-bearing
        liabilities                      84,791     3,020     3.56      76,978      2,745     3.57     73,745      2,530      3.43
Noninterest-bearing liabilities:
  Demand deposits                        19,740                         15,905                         11,197
  Other                                   1,747                          2,153                          1,107

Shareholders' equity                      7,264                          6,725                          6,924
                                        -------                       --------                        -------
      Total                             113,542                       $101,761                        $92,973
                                        =======                       ========                        =======
Net interest earnings                               5,241                          $4,744                         $4,259
Net yield on interest-earning assets                          5.03%                           5.01%                           4.95%

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

Net interest income for 1998 totaled $5.2 million, an increase of $497,000, or 10.5%, compared to 1997. Net interest income in 1997 totaled $4.7 million, an increase of $485,000, or 11.4%, compared to 1996.

        TABLE 2 - RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                    1998 compared to 1997            1997 compared to 1996
                                 ---------------------------      ---------------------------
                                  Increase (decrease) due to       Increase (decrease) due to
                                 ---------------------------      ---------------------------
                                 Volume     Rate        Net       Volume     Rate        Net
                                 -----      -----      -----      -----      -----      -----
                                                   (Dollars in thousands)
Interest earned on:
  Loans ....................     $ 221      $ 136      $ 357      $ 245      $ 101      $ 346
  Investment securities
    held-to-maturity .......        81          6         87        136         21        157
  Investment securities
    available-for-sale .....       175        (52)       123       (144)        83        (61)
  Federal funds sold .......       203          2        205        254          4        258
                                 -----      -----      -----      -----      -----      -----
      Total interest-earning
        assets .............       680         92        772        491        209        700
                                 -----      -----      -----      -----      -----      -----
Interest paid on:
  Demand deposits ..........       218         23        241         76          9         85
  Savings deposits .........         2        (33)       (31)        13        (60)       (47)
  Time deposits ............        (9)        56         47         68        133        201
  Other borrowed funds .....         9          9         18        (98)        74        (24)
                                 -----      -----      -----      -----      -----      -----
      Total interest-bearing
        liabilities ........       220         55        275         59        156        215
                                 -----      -----      -----      -----      -----      -----
      Net interest income ..     $ 460      $  37      $ 497      $ 432      $  53      $ 485
                                 =====      =====      =====      =====      =====      =====

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

     In 1998, there was an increase in net interest income of $460,000 due to changes in volume and an increase of $37,000 due to changes in rate. In 1997, there was an increase in net interest income of $432,000 due to changes in volume and a decrease of $53,000 due to changes in rate.

     Average earning assets increased from $94.5 million in 1997 to $104.1 million in 1998 and from $86 million in 1996 to $94.5 million in 1997. This growth in earning assets is primarily attributed to an increase in average interest-bearing demand deposit balances. In December 1997, the Bank implemented a new deposit transfer ("sweep") product for its nonprofit and municipal customers which provides for the overnight transfer of available funds from a noninterest-bearing account to an interest-bearing account. In addition, new "Prestige" checking products were developed in April 1998. These products offer premiums such as life insurance, discount shopping, premium certificate of deposit rates, etc. While benefiting customers, these products also serve as means of generating low cost funds for the Bank as well as a source of service charge income from monthly membership, low balance and overdraft fees.

The Bank's net interest margin increased slightly to 5.03% in 1998 and 1997 compared to 4.95% in 1996. The prime rate increased 50 basis points during 1998 from 8.25% to 8.75%, the Bank did not experience a similar increase in yield on its loan portfolio. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime.

     During 1998, the average federal funds rate increased slightly to 5.31% compared to 5.26% in 1997 and 5.17% in 1996. During 1998, the average investment in federal funds increased by $3.8 million as a result of an increased level of deposits in the Bank's "sweep" checking account which represent high balance short-term deposits. In addition, during 1998, the Bank experienced high levels of payoffs/paydowns in its mortgage and purchased automobile loan portfolios. Funds were temporarily placed in federal funds sold until other loans were originated and/or purchased.

     The yield on the investment portfolio decreased 16 basis points to 6.57% in 1998 compared to 6.63% in 1997 and 6.07% in 1996. The decline in yield during 1998 was due to call options in certain higher yielding Government Agency securities that were exercised during year. The Bank was not able to place the proceeds from these premature maturities into securities with comparable yields due to a lower rate environment.

     The cost of interest-bearing deposits remained relatively unchanged at 3.56% in 1998 compared to 3.57% in 1997 and 3.41% in 1996. During 1998 and 1997,
interest rates paid on deposits remained relatively constant. The increase during 1997 was primarily related to the introduction of a fourth tier for balances in excess of $250,000 on the Bank's Business Money Market Account, which earns a higher interest rate. This product was designed to attract customers with larger deposit balances.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision and allowance for loan losses charged against earnings in 1998 was $350,500 compared to $97,000 in 1997 and $85,000 in 1996. The increase in 1998 is primarily related to one community development construction loan for which there was a specific provision allocated of $200,000. In addition, during 1998, there was an increased level of loans for which there was no related government guaranteeCpurchased automobile loans and commercial loans. Also, although the Bank has not charged-off loans in its residential mortgage loan portfolio, there was an increased level of delinquencies/classifications. As a result of the increased credit risk in the portfolio, a higher level of loan loss provision was made. Management believes the level of the allowance for loan losses was adequate as of December 31, 1998.

Noninterest Income

     Noninterest income increased $299,000 in 1998 compared to 1997. The increase was primarily related to an increased level of fees on deposits as a result of the elimination of the Bank's "free checking" product and the introduction of a new premium checking product--"Prestige checking". This new product offers premiums such as discount shopping, bonus certificate of deposit rates, insurance, etc. to customers but also has a minimum balance and monthly membership fee requirements. In addition, the Bank's ATM fees increased $142,000 during 1998 as a result of increased volume at its machines as well as growth in the ATM network from 26 to 28 machines. Finally, the Bank sold loans approximately $13.2 million in loans during 1998 for a gain of $200,000.

     Noninterest income increased $399,000 in 1997 compared to 1996. The increase was primarily a result of increased ATM surcharge fees ($418,000 in 1997 compared to $150,000 in 1996) due to a full year of ATM surcharge fees compared to two quarters in 1996, an increase in the ATM surcharge from $0.90 per transaction in 1996 to $1.00 in 1997, and growth in the ATM network from 15 to 23 machines. In addition, continued growth in the number of demand deposit accounts to which activity charges apply and the implementation of a low-balance charge on "free checking" accounts when the balance falls below $100 resulted in a $113,000 increase in demand deposit-related fee income--including overdraft fees, low balance fees, and activity charges. Finally, during 1997, the Bank sold approximately $9.7 million student loans for a gain of $187,000.

Noninterest Expense

     Noninterest expense increased $714,000, or 11.9%, in 1998 to $6.7 million compared to $6 million in 1997 and $6.1 million in 1996.

     Salaries and benefits increased $158,000, or 7%, in 1998 compared to an increase of $142,000, or 6.3%, in 1997. In addition to normal salary adjustments, the increase during 1998 came as a result of an increase in staffing levels to handle increased work volumes due to growth in the Bank's deposit levels during the year. In addition, during 1997 the chief executive officer's employment contract was amended to provide her with a defined contribution retirement plan, which resulted in a $48,000 expense for both 1998 and 1997. Also, during 1998, the chief executive officer received incentive compensation totaling approximately $28,000.

     Occupancy and equipment expense increased approximately $260,000, or 26%, during 1998 compared to an increase of $117,000, or 13%, during 1997. The increase during 1998 was primarily attributable to annual escalations in lease payments, a July 1998 expiration of a "free rent" agreement with the RTC on the Bank's Wadsworth Avenue branch, and increased maintenance cost to service the Bank's growing ATM network. The Bank negotiated a month-to-month extension of its lease with the Federal Deposit Insurance Corporation (previously RTC) for $1,875 per month. Purchase of this branch is currently under consideration. Upon appropriate evaluation and review of the current appraised value, a decision will be made as to whether the Bank continues to lease or purchase the branch.

     Data processing expenses increased by $25,000, or 3%, during 1998 compared to $32,000, or 4%, in 1997. The bulk of the Bank's data processing is outsourced to third-party processors. These expenses are reflective of the high level of low-balance accounts being serviced for which the Bank is charged a per-account charge by processors. The increase during 1998 was primarily attributable to growth in deposit levels as well as increased charges by vendors. The Bank continues to study methods by which it may reduce its data processing costs, including, but not limited to, a consolidation of servicers, in-house processing versus outsourcing, and the possible renegotiation of existing contracts with servicers. In an effort to reduce these costs during 1998, the Bank continues to sell its student loan portfolio and replace it with commercial and other consumer loans with lower servicing costs.

     Marketing and public relations expense increased by $49,000, or 28%, in 1998 compared to an increase of $36,000, or 28%, in 1997. The increase in 1998 was primarily related to the introduction of the new "Prestige checking" product for which the Bank pays an outside vendor to provide premiums (i.e. life insurance, discount shopping, etc.).

     Federal deposit insurance premiums were $82,000 in 1998 compared to $66,000 in 1997 and $616,000 in 1996. FDIC insurance premiums are applied to all financial institutions based on a risk-based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. During 1996, there was a one-time SAIF Special Assessment of approximately $485,000 resulting from legislation passed by Congress on September 30, 1996 to recapitalize the SAIF. As a result, commercial banks, like United Bank, which were members of the BIF and owned SAIF-assessable deposits, were required to pay a one-time assessment of 65.7 basis points of total SAIF-assessable deposits on November 27, 1996. Because the Bank acquired deposits of failed savings and loan institutions from the RTC in 1993 and 1994, approximately $71 million of its deposits are considered SAIF-assessable. Almost immediately following the acquisitions, a significant amount of acquired RTC savings and loan deposits ran off, leaving a balance of less than $20 million. However, the legislation did not make any provision for deposit runoff. The assessment during 1998 and 1997 was based on 1.29 basis points for BIF-assessable deposits and 6.28 basis points for SAIF-assessable deposits.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 indicates how the Bank has managed these elements. Average funding uses increased approximately $9.6 million, or 10.12%, in 1998 compared to $8.5 million, or 9.98%, in 1997.

                   TABLE 3 - SOURCES AND USES OF FUNDS TRENDS

                                            1998                                1997                      1996
                              -------------------------------      -------------------------------       -------
                                           Increase                           Increase
                               Average    (decrease)               Average    (decrease)                 Average
                               balance      amount     Percent     balance      amount      Percent      balance
                              --------     -------      -----      -------      -------      -----       -------
                                                               (Dollars in thousands)
Funding uses:
  Loans                       $ 71,338     $ 2,451       3.56%     $68,887      $ 3,644       5.59%      $65,243
  Investment securities:
    Held-to-maturity            11,436       1,214      11.88       10,222        2,112      26.04         8,110
    Available-for-sale           8,392       2,140      34.23        6,252       (2,067)    (24.85)        8,319
  Federal funds sold            12,959       3,772      41.06        9,187        4,837     111.20         4,350
                              --------     -------                 -------      -------                  -------
      Total uses              $104,125     $ 9,577                 $94,548      $ 8,526                  $86,022
                              ========     =======                 =======      =======                  =======
Funding sources:
  Demand deposits:
    Noninterest-bearing       $ 19,740     $ 3,835      24.11%     $15,905      $ 4,708      42.05%      $11,197
    Interest-bearing            22,622       7,810      52.73       14,812        1,740      13.31        13,072
  Savings deposits              23,283           6        .03       23,277         (769)     (3.20)       24,046
  Time deposits                 37,365        (262)      (.70)      37,627        2,821       8.11        34,806
  Other borrowed funds           1,521         259      20.52        1,262         (559)    (30.70)        1,821
                              --------     -------                 -------      -------                  -------
      Total sources           $104,531     $11,648                 $92,883      $ 7,941                  $84,942
                              ========     =======                 =======      =======                  =======

*Includes held-to-maturity and available-for-sale securities

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

     Average investment securities and federal funds sold, in the aggregate, increased by $7.1 million, or 27.8%, in 1998 compared to an increase of $4.9 million, or 23.5%, in 1997. The increase during 1998 is a result of 12.4% deposit growth and the temporary investment of the proceeds from loan sales and paydowns/payoffs in the mortgage and purchased automobile loan portfolios in federal funds sold until loans were originated and/or purchased.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

     As reflected in Table 4, the assumed average maturity of the investment portfolio was 3.59 years at year-end

1998. Approximately 18.3% of the portfolio consists of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

                   TABLE 4 - ANALYSIS OF INVESTMENT SECURITIES

                                         Within        After one but         After five but            After
                                        one year     within five years      within ten years          ten years
                                    ---------------   ----------------     ------------------     -----------------       -----
                                    Amount    Yield   Amount     Yield     Amount       Yield     Amount      Yield       Total
                                    ------    -----   ------     -----     ------       -----     ------      -----       -----
                                                                    (Dollars in thousands)
U.S. Treasury                      $ 1,000    5.45%                                                 $ --        --%      $ 1,000
Other government securities         17,957    5.03     6,756     6.05%      9,176        6.50%                            33,938
Mutual funds                                                                  320        6.00                                320
Other investments                       90    5.57                                                                            90
Mortgage-backed securities                                                                                                 7,898
                                   -------            ------               ------                   ----                 -------
    Total securities               $19,047            $6,756               $9,496                   $ --                 $43,196
                                   =======            ======               ======                   ====                 =======
Average maturity years                                                                                                      3.59

The above table sets forth the maturities of investment securities at December 31, 1998 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

     Average loans increased approximately $2.4 million, or 3.56%, in 1998 compared to an increase of $3.6 million, or 5.59%, in 1997. The increase during 1998 was primarily due to an increase in commercial loan originations and the purchase of approximately $8 million in seasoned automobile loans in November 1997 and $4.5 million in April 1998. During 1998, the Bank sold $13.1 million ($2 million in March 1998 and $11.1 million in December 1998) in student loans in an effort to reduce data processing costs and to improve the overall yield on the loan portfolio by shifting the funds into higher-yielding commercial and consumer loans. In addition, during 1998 mortgage loans continue to decline as a result of payoff/paydowns and refinancings due to the low mortgage rate environment.

     The Bank's policy is to make its loans and commitments in the market area it serves. However, from time-to-time, the Bank has purchased a significant portion of its loan portfolio to adequately match its level of deposits and to improve the net interest margin. The Bank continues to originate loans and a strong pipeline of loans located within the Philadelphia region.

               TABLE 5 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

                                                               December 31,
                                 -----------------------------------------------------------------------
                                   1998            1997             1996          1995             1994
                                 -----------------------------------------------------------------------
                                                                  (Dollars in thousands)
Commercial and industrial        $13,643          $12,095         $10,107        $ 8,021         $ 3,037
Commercial real estate             1,518            1,515             649            627           1,608
Consumer loans                    11,424           22,611          17,340         16,254           9,503
Residential mortgages             31,365           35,962          36,622         37,271          39,398
Loans held-for-sale                 --              1,979           4,906           --            10,223
                                 -------          -------         -------        -------         -------
      Total loans                $57,950          $74,162         $69,624        $62,173         $63,769
                                 =======          =======         =======        =======         =======

               TABLE 6 - LOAN MATURITIES AND INTEREST SENSITIVITY

                                                      Within           After one but      After
                                                     one year        within five years   ten years        Total
                                                     --------        -----------------   ---------        -----
                                                                       (Dollars in thousands)
Commercial and industrial                            $  4,163            $ 3,720          $ 5,760        $13,643
Commercial real estate                                    614                355              549          1,518
Consumer loans                                          1,117              7,417            2,890         11,424
Residential mortgages                                                                      31,365         31,365
                                                     --------            -------          -------        -------
      Total loans                                    $  5,894            $11,492          $40,564        $57,950
                                                     ========            =======          =======        =======
Loans maturing after one year with:
    Fixed interest rates                             $ 40,995
                                                     ========
    Variable interest rates                          $ 11,061
                                                     ========

Nonperforming Loans

     Table 7 reflects the Bank's nonperforming loans for the last five years. The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be nonperforming before the lapse of 90 days. The Bank's policy is to charge off unsecured loans after 90 days past due. Interest on nonperforming loans ceases to accrue except for loans that are well-collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

                          TABLE 7 - NONPERFORMING LOANS
                                    1998      1997      1996     1995      1994
                                   --------------------------------------------
                                              (Dollars in thousands)

Nonaccrual loans                   $1,720    $1,179     $800     $949      $572
Interest income included in
  net income for the year                        14        6      23         --
Interest income that would
  have been recorded
  under original terms                          112       45      37         41
Loans past due 90 days and
  still accruing                      125       306      408      10         --

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

     At December 31, 1998, approximately 33% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 1998, none of these loans were nonperforming.

     During 1998, nonaccrual loans increased to $1.7 million, up from $1.2 million at December 31, 1997. The increase in the level of nonaccrual loans during 1998 is primarily attributable to one community development construction loan and the aging of the residential mortgage loan portfolios the Bank acquired in 1993 and 1994. At December 31, 1998, approximately $501,000 of the total nonaccrual loans were residential mortgages. The underlying collateral minimizes the risk of loss associated with these loans. Loans past due 90 days and still accruing consist primarily of student loans for which there is a 98% guarantee of principal and interest.

Allowance for Loan Losses

     The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. Table 9 presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then-current conditions.

TABLE 8 B ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                 1998                   1997                    1996                 1995
                          -------------------    -------------------    -------------------   -------------------
                                    Percent                Percent                Percent               Percent
                                    of loans              of loans               of loans              of loans
                                    in each                in each               in each               in each
                                  category to            category to            category to           category to
                          Amount  total loans    Amount  total loans    Amount  total loans   Amount  total loans
                          ------  -----------    ------  -----------    ------  -----------   ------  -----------
                                                       (Dollars in thousands)
Commercial and
  industrial               $272      23.54%       $144      16.31%        $222     14.52%      $113     12.90%
Commercial real estate      132       2.62          13       2.04           13      0.93         13      1.01
Residential mortgages        55      19.71         180      48.49          245     52.60        246     59.95
Consumer loans              188      54.12          97      33.16           44     31.95         65     26.14
Unallocated                  32         --          34         --            4        --         39        --
                           ----     ------        ----     ------         ----    ------       ----    ------
                           $679        100%       $468     100.00%        $528    100.00%      $476    100.00%
                           ====     ======        ====     ======         ====    ======       ====    ======

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

                 TABLE 9 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                               Year ended December 31,
                                       -------------------------------------------------------------------------
                                        1998           1997             1996            1995              1994
                                       -------------------------------------------------------------------------
                                                                (Dollars in thousands)
Balance at January 1                    $ 468         $   528         $    476        $     726        $     629
                                        -----         -------         --------        ---------        ---------
Charge-offs:
  Commercial and industrial                               (66)             (17)            (195)            (298)
  Commercial real estate                                  -                -                -                -
  Residential mortgages                                    (9)             -                -                -
  Consumer loans                         (180)           (160)             (25)              (5)             (44)
                                        -----         -------         --------        ---------        ---------
                                         (180)           (235)             (42)            (200)            (342)
Recoveries - consumer loans                41              78                9                6                3
                                        -----         -------         --------        ---------        ---------
Net charge-offs                          (139)           (157)             (33)            (194)            (339)
Additions charged to operations           350              97               85               78              385
Allowance allocated to acquired loans                      --               --               --              185
Allowance previously allocated to
  sold loans                               --              --               --             (134)            (134)
                                        -----         -------         --------        ---------        ---------

Balance at December 31                  $ 679         $   468         $    528        $     476        $     726
                                        =====         =======         ========        =========        =========
Ratio of net charge-offs to average
  loans outstanding                       .19%           0.23%            0.05%           0.34%            0.63%
                                        =====         =======         ========        =========        =========

The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

Deposits

     Average deposits grew approximately $11.4 million, or 12.4%, in 1998 compared to growth of $8.5 million, or 10.2%, in 1997. Sweep deposit accounts were introduced in late 1997 as a vehicle to attract larger deposits by sweeping funds out of noninterest-bearing demand deposit accounts and investing them overnight in interest-bearing deposit accounts. At December 31, 1998, there were $10 million in such accounts. In addition, in 1998, non-interest bearing deposits increased on average by $3.8 million as a result of the introduction of the new "Prestige checking" product.

TABLE 10 - DEPOSITS BY CLASS AND RATE
                                 1998             1997              1996
                             ------------    --------------    --------------
                             Amount  Rate    Amount    Rate    Amount    Rate
                             ------  ----    ------    ----    ------    ----
(Dollars in thousands)
Noninterest-bearing
  demand deposits           $19,740    --%   $15,905     --%   $11,197     --%
Interest-bearing demand
    deposits                 22,622  2.74     14,812   2.56     13,072   2.25
Savings deposits             23,283  1.84     23,277   1.97     24,046   2.10
Time deposits                37,365  5.08     37,627   4.92     34,806   4.74

Other Borrowed Funds

     The average balance for other borrowed funds increased $259,000, or 20.52%, in 1998 compared to a decrease of $559,000, or 30.70%, in 1997. The increase in other borrowed funds during 1998 was due to higher-balance reverse repurchase agreements the Bank entered into in 1998 compared to 1997. The level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (FRB) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 1998, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations

     The  Bank's  principal  sources  of  asset  liquidity  include   investment
securities  consisting   principally  of  U.S.  Government  and  agency  issues,
particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $19 million at December 31, 1998, representing 44% of the investment portfolio. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $5.9 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of deposits of $100,000 or more.

               TABLE 11 - MATURITY OF DEPOSITS OF $100,000 OR MORE
                             (Dollars in thousands)

      3 months or less                                     $ 10,591
      Over 3 through 6 months                                 2,892
      Over 6 months through 1 year
      Over 1 through five years                                 459
      Over five years                                             -
                                                           --------
                 Total                                     $ 13,942
                                                           ========

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1998, the Bank's interest rate sensitivity gap ratio (i.e. excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At December 31, 1998, a liability sensitive position is maintained on a cumulative basis through one year of -12.24% that is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is primarily due to the high concentration of fixed-rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits that have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

                    TABLE 12 - INTEREST SENSITIVITY ANALYSIS
                         Interest rate sensitivity gaps

                                                            as of December 31, 1998
                                   -----------------------------------------------------------------------------
                                                                 Over
                                                  Over           1 year        Over
                                   3 months    3 through 12     through      3 through    Over five
                                   or less        months        3 years       5 years        years    Cumulative
                                   -------       -------        -------       -------       -------     --------
                                                            (Dollars in thousands)
Interest-sensitive assets:
  Interest-bearing deposits
    with banks                     $   350       $              $             $             $           $    350
  Investment securities:
    Held-to-maturity                18,957           198            250         5,015        10,726       35,146
    Available-for-sale               4,133                                      2,006         1,911        8,050
  Federal funds sold                12,318                                                                12,318
  Loans                             12,842         2,099          6,947         3,905        32,157       57,950
                                   -------       -------        -------       -------       -------     --------
    Total interest-sensitive
       assets                       48,600         2,297          7,197        10,926        44,794     $113,814
                                   -------       -------        -------       -------       -------     ========
    Cumulative totals               48,600        50,897         58,094        69,020       113,814
                                   -------       -------        -------       -------       -------
Interest-sensitive liabilities:
  Interest checking accounts        19,593                        9,521                                 $ 29,114
   Savings accounts                 13,866                        9,527                                   23,393
  Certificates less than
    $100,000                         6,072        10,247          3,710         2,585                     22,614
  Certificates of $100,000
    or more                         10,591         2,892            339           120                     13,942
  Other Borrowed Funds               1,558            11                                                   1,569
                                   -------       -------        -------       -------       -------     --------
    Total interest-sensitive
       liabilities                  51,680        13,150         23,097         2,705            --     $ 90,632
                                   -------       -------        -------       -------       -------     ========
    Cumulative totals              $51,680       $64,830        $87,927       $90,632       $90,632
                                   =======       =======        =======       =======       =======
Interest sensitivity gap           ($3,080)     ($10,853)      $(15,900)       $8,221       $44,794
                                   =======       =======        =======       =======       =======
Cumulative gap                     ($3,080)     ($13,933)      ($29,833)     ($21,612)      $23,182
                                   =======       =======        =======       =======       =======
Cumulative gap/total earning
  Assets                              2.71%       (12.24%)       (26.21%)       18.98%        20.37%
                                   =======       =======        =======       =======       =======
Interest-sensitive assets to
  interest-sensitive liabilities     94.04%        17.46%         31.15%       403.91%           --%
                                   =======       =======        =======       =======       =======

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at December 31, 1998 are as follows:

                                     Market value of             Percent of
       Changes in rate               portfolio equity              change
                                 (Dollars in thousands)
     +400 basis points                  ($19,251)                  (764)%
     +300 basis points                   (13,714)                  (573)
     +200 basis points                    (8,176)                  (382)
     +100 basis points                    (2,640)                  (191)
     Flat rate                             2,898                     --
     -100 basis points                     8,436                    191
     -200 basis points                    13,972                    382
     -300 basis points                    19,510                    573
     -400 basis points                    25,048                    764

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the Bank's policy limits at December 31, 1998. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

     1. Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.

     2.   Purchase  quality  loan  participations   with  appropriate   interest
          rate/gap match for the Bank's balance sheet.

     3.   Restructure the Bank's investment portfolio.

     The Board of Directors has determined that active supervision of the interest rate spread between yield on earning assets and cost of funds will decrease the Bank's vulnerability to interest rate cycles.

Capital Resources

     Total shareholders' equity increased $1.9 million in 1998 compared to an increase of approximately $300,000 in 1997. The increase in 1998 is a result of retained earnings ($10,000), sale of common stock ($1.1 million), and the sale of preferred stock ($796,000).

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

                            TABLE 13 - CAPITAL RATIOS
                                                 1998        1997        1995
                                                --------------------------------
                                                    (Dollars in thousands)
Tier 1 capital                                  $ 8,823     $ 6,891     $ 6,558
Tier 2 capital                                      679         468         504
                                                -------     -------     -------
  Total qualifying capital                      $ 9,502     $ 7,359     $ 7,062
                                                =======     =======     =======
Risk-adjusted total assets (including off-
  balance-sheet exposures)                      $54,373     $51,868     $40,306
                                                =======     =======     =======
Tier 1 risk-based capital ratio                   16.23%      13.29%      16.27%
Total (Tier I and II) risk-based capital ratio    17.48%      14.19%      17.52%
Tier 1 leverage ratio                              7.62%       6.59%       7.09%

Regulatory Matters

     At December 31, 1998, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

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

Reporting Comprehensive Income

     In January  1998,  the Bank adopted SFAS No. 130,  Reporting  Comprehensive
Income. This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

Disclosures About Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, which is effective for all periods beginning after December 15, 1998. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic area in which they operate, and their major customers. Management is currently evaluating the disclosure impact of SFAS No. 131 on its financial statements. Management has determined that the Bank operates in one segment, namely community banking.

Cautionary Statement

     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based upon various assumptions (some of which are beyond the control of the Bank and the Company), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, economic growth; governmental monetary policy, including interest rate policies of the FRB; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of the securities and capital markets; acquisition; consumer spending and savings; expense levels; tax, securities, and banking laws; and prospective legislation.

Year 2000

     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or that of its vendor that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the Year 2000. This could result in major system failure or miscalculations. The "Year 2000" potential problems create risk for the Company from unforeseen problems in its own computer system and from third parties such as other financial institutions, the federal government, federal agencies, vendors and customers. Failures of the Company's or third party's computer systems could have a material effect on the Company's abilities to conduct business, especially to process and account for the transfer of funds electronically

     Like many financial institutions, the Company relies upon computers for conducting its daily operations. Failure to resolve Year 2000 issues presents the following risks to the Company: (1) the Bank could lose customers to other financial institutions, resulting in loss revenue, if the Bank is unable to properly account for customer transactions; (2) governmental agencies, such as the Federal Home Loan Bank, and correspondent institutions could fail to provide funds to the Bank which could materially impair the Bank's liquidity and affect the Bank's ability to fund loans and deposit withdrawals; (3) concern on the part of depositors that Year 2000 issues could impair access to their deposit account balances could result in the Bank experiencing deposit outflows prior to December 31, 1999; and (4) the bank could incur increased personnel costs if additional staff is required to perform functions that inoperative systems would have otherwise performed. Management believes that it is not possible to estimate the potential lost revenue due to the Year 2000 issue, as the extent and longevity of any potential problem cannot be predicted.

     The Company has conducted a comprehensive review of its computer systems, both internal and outsourced processing, to identify the systems that could be affected by the "Year 2000" issue and has developed a Year 2000 Plan to modify or replace the affected systems and test them for Year 2000 readiness, To date, the Company has taken the following actions to mitigate the potential effects of the Year 2000 issue:

o The Bank has upgraded all applicable computer systems (hardware and software) to be Year 2000 ready. Management is currently testing all systems to ensure Year 2000 Compliance and is developing an implementation plan to resolve the issue.

o The Board of Directors has adopted a Year 2000 Plan that Management is currently implementing. The Plan address the overall status of the Year 2000 Project, details of the Company's contingency plan, describes mission critical systems and non-mission critical systems, identifies all third party vendors and applicable testing strategies and test dates. The Company has also written a Year 2000 Business Resumption Plan that contains all mission critical systems and services.

o The Company has established a Year 2000 Committee consisting of members of senior management which currently meets at least monthly to discuss progress on the Year 2000 Plan, and

o A Year 2000 budget has been developed which estimates the cost associated with Year 2000 readiness. Current estimates of the cost to be incurred to prepare for the Year 2000 range from do not exceed $200,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance.

o The Bank holds customer awareness seminars and has contacted its major loan and deposit customers to advise them to review their own systems for possible Year 2000 problems. In determining credit risk for existing customers as well as in making credit decisions for major borrowers, the Bank considers the impact of the Year 2000 issues.

ITEM 8 - FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants

Shareholders and Board of Directors
United Bancshares, Inc.

     We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 9, 1999

                     United Bancshares, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                 ------------------------------
                                                                                      1998             1997
                                                                                 -------------    -------------
                         ASSETS
Cash and due from banks                                                          $   3,675,010    $   4,604,408
Interest-bearing deposits with banks                                                   350,024          334,288
Federal funds sold                                                                  12,318,000        7,821,000
                                                                                 -------------    -------------
      Cash and cash equivalents                                                     16,343,034       12,759,696
Investment securities:
  Available-for-sale, at market value                                                8,049,875        7,398,607
  Held-to-maturity, at amortized cost (market value of $35,203,274 in 1998)         35,146,148       10,854,711

Loans held-for-sale (market value of $2,008,865 in 1997)                                              1,979,177
Loans, net of unearned discount of $301,540 and $361,350 in 1998 and
  1997, respectively                                                                57,950,133       72,183,255
Less allowance for loan losses                                                        (679,557)        (468,806)
                                                                                 -------------    -------------
      Net loans                                                                     57,270,576       73,693,626
Bank premises and equipment, net                                                     1,565,131        1,862,647
Accrued interest receivable                                                          1,749,623        1,439,587
Foreclosed real estate                                                                 262,368          165,188
Deferred branch acquisition costs                                                                        75,753
Prepaid expenses and other assets                                                    1,595,926          664,475
                                                                                 -------------    -------------
                                                                                 $ 121,982,681    $ 108,914,290
                                                                                 =============    =============
              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits, noninterest-bearing                                           $  19,999,226    $  17,697,901
  Demand deposits, interest-bearing                                                 29,114,084       20,922,107
  Savings deposits                                                                  23,393,986       22,925,881
  Time deposits, $100,000 and over                                                  13,942,008       13,852,356
  Time deposits                                                                     22,614,098       24,028,818
                                                                                 -------------    -------------
                                                                                   109,063,402       99,427,063

  Long-term debt                                                                        11,191           43,688
  Securities sold to repurchase                                                      1,557,755        1,341,053
  Accrued interest payable                                                             598,352          541,225
  Accrued expenses and other liabilities                                             1,847,665          502,406
                                                                                 -------------    -------------
      Total liabilities                                                            113,078,365      101,855,435
                                                                                 -------------    -------------
Shareholders' equity:
  Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 132,999 and 93,150 issued and outstanding
    in 1998 and 1997                                                                     1,330              932
  Common stock, $0.01 par value; 2,000,000 shares authorized; 913,490 and
    823,695 issued and outstanding in 1998 and 1997, respectively                        9,134            8,236
  Additional paid-in-capital                                                        12,286,233       10,425,626
  Accumulated deficit                                                               (3,428,169)      (3,438,102)
  Accumulated other comprehensive income                                                35,788           62,163
                                                                                 -------------    -------------
            Total shareholders' equity                                               8,904,316        7,058,855
                                                                                 -------------    -------------
                                                                                 $ 121,982,681    $ 108,914,290
                                                                                 =============    =============

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year ended December 31,
                                                                    ---------------------------------------
                                                                        1998          1997          1996
                                                                    -----------   -----------   -----------
Interest income:
  Interest and fees on loans                                        $ 6,270,323   $ 5,912,901   $ 5,566,650
  Interest on investment securities                                   1,275,542     1,067,762       977,117
  Interest on federal funds sold                                        688,285       482,856       224,594
  Interest on time deposits with other banks                             26,329        25,333        20,519
                                                                    -----------   -----------   -----------
      Total interest income                                           8,260,479     7,488,852     6,788,880
                                                                    -----------   -----------   -----------
Interest expense:
    Interest on time deposits                                         1,898,967     1,852,080     1,650,740
    Interest on demand deposits                                         619,921       379,397       294,363
    Interest on savings deposits                                        427,682       459,035       506,458
    Interest on borrowed funds                                           73,265        54,841        78,629
                                                                    -----------   -----------   -----------
              Total interest expense                                  3,019,835     2,745,353     2,530,190
                                                                    -----------   -----------   -----------
              Net interest income                                     5,240,644     4,743,499     4,258,690
Provision for loan losses                                               350,500        97,500        85,000
                                                                    -----------   -----------   -----------
              Net interest income after provision for loan losses     4,890,144     4,645,999     4,173,690
                                                                    -----------   -----------   -----------
Noninterest income:
    Gain on sale of loans                                               201,664       187,471        11,188
    Customer service fees                                             1,457,508     1,181,082       907,557
    Resolution Trust Corporation fee                                       --            --          90,000
    Gain on sale of investments                                           1,201          --           9,157
    Other income                                                        155,663       148,867        99,820
                                                                    -----------   -----------   -----------
              Total noninterest income                                1,816,036     1,517,420     1,117,722
                                                                    -----------   -----------   -----------
Noninterest expense:
    Salaries, wages, and employee benefits                            2,555,774     2,397,861     2,255,079
    Occupancy and equipment                                           1,275,902     1,015,419       898,464
    Office operations and supplies                                      525,771       522,525       509,158
    Marketing and public relations                                      221,348       172,326       136,352
    Professional services                                               232,793       274,999       266,955
    Data processing                                                     868,665       844,009       811,531
    Deposit insurance assessments                                        82,389        66,274       616,025
    Other operating                                                     933,605       689,416       629,603
                                                                    -----------   -----------   -----------
              Total noninterest expense                               6,696,247     5,982,829     6,123,167
                                                                    -----------   -----------   -----------
              Net income (loss)                                     $     9,933   $   180,590   $  (831,755)
                                                                    ===========   ===========   ===========
Net income (loss) per common share -- basic/diluted                 $       .01   $      0.22   $     (1.03)
                                                                    ===========   ===========   ===========
Weighted average number of common shares                                845,902       818,240       810,729
                                                                    ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME

                  Years ended December 31, 1998, 1997 and 1996

                                   Series A                                                    Accumulated     Total
                               preferred stock      Common stock     Additional                    other       share-
                               ----------------   ----------------     paid-in   Accumulated   comprehensive  holders' Comprehensive
                               Shares    Amount   Shares    Amount     capital      deficit    income (loss)   equity  income (loss)
                               ------    ------   ------    ------     -------      -------    -------------   ------  -------------
Balance at January 1, 1996      93,150   $  932   802,480   $8,024   $10,210,580   $(2,786,937)   $37,236    $7,469,835    $     --

  Proceeds from issuance of
    common stock                    --       --    13,875      139       138,409            --         --       138,548

  Unrealized losses on
    investment securities           --       --        --       --            --            --    (17,960)      (17,960)    (17,960)

  Net loss                          --       --        --       --            --      (831,755)        --      (831,755)   (831,755)
                               -------   ------   -------   ------   -----------   -----------    -------    ----------    --------
Balance at December 31, 1996    93,150      932   816,355    8,163    10,348,989    (3,618,692)    19,276     6,758,668    $849,715

  Proceeds from issuance of
    common stock                    --       --     7,340       73        76,637            --         --        76,710

  Unrealized gains on
    investment securities           --       --        --       --            --            --     42,887        42,887      42,887

  Net income                        --       --        --       --            --       180,590         --       180,590       0,590
                               -------   ------   -------   ------   -----------   -----------    -------    ----------    --------
Balance at December 31, 1997    93,150      932   823,695    8,236    10,425,626    (3,438,102)    62,163     7,058,855    $223,477

  Proceeds from issuance of
    referred stock              39,849      398                          796,582                                796,980

  Proceeds from issuance of
    common stock                                   89,795      898     1,064,025                              1,064,923
  Unrealized losses on
    investment securities                                                                         (26,375)      (26,375)    (26,375)

  Net income                        --       --        --       --            --         9,933         --         9,933       9,933
                               -------   ------   -------   ------   -----------   -----------    -------    ----------    --------
Balance at December 31, 1998   132,999   $1,330   913,490   $9,134   $12,286,233    $3,428,169)   $35,788    $8,904,316    ($16,442)
                               =======   ======   =======   ======   ===========    ==========    =======    ==========    ========

The accompanying notes are an integral part of this statement.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                               --------------------------------------------
                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                            $      9,933    $    180,590    $   (831,755)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Provision for loan losses                                       350,500          97,500          85,000
    Gain on sale of loans                                          (201,664)       (187,471)        (11,188)
    Depreciation and amortization                                   584,744         542,193         512,045
    Realized investment securities gains                               --              --            (9,157)
    (Increase) decrease in accrued interest receivable
      and other assets                                           (1,345,070)       (244,534)       (570,347)
    (Decrease) increase in accrued interest payable
      and other liabilities                                       1,402,386        (131,570)        341,790
                                                               ------------    ------------    ------------
        Net cash provided by (used in) operating activities         800,829         256,708        (483,612)
                                                               ------------    ------------    ------------
Cash flows from investing activities:
  Purchase of available-for-sale investments                    (11,708,818)     (3,738,899)     (4,154,304)
  Purchase of held-to-maturity investments                      (33,748,996)     (6,094,788)     (6,095,331)
  Proceeds from maturity and principal
    reductions of available-for-sale investments                 11,057,565       1,856,565       2,218,412
  Proceeds from maturity and principal
    reductions of held-to-maturity investments                    9,429,511       4,185,109       5,692,377
  Proceeds from sale of available-for-sale investments                 --              --         4,562,444
  Proceeds from sale of student loans                            12,846,705       9,677,111            --
  Net decrease (increase) in loans                                8,276,373      (4,512,352)     (7,474,235)
  Purchase of residential mortgage loans                               --        (1,623,782)           --
  Purchase of automobile loans                                   (4,848,864)     (8,047,769)           --
  Purchase of premises and equipment                               (203,413)       (495,501)       (489,100)
                                                               ------------    ------------    ------------
        Net cash (used in) provided by investing activities      (8,899,937)     (8,794,306)     (5,739,737)
                                                               ------------    ------------    ------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                             9,636,339      10,666,092       4,532,967
  Repayments on long-term debt                                      (32,497)        (30,873)        (29,401)
  Reverse repurchase agreement                                      216,702       1,341,053            --
  Net proceeds from issuance of common stock                      1,064,922          76,710         138,548
  Net proceeds from issuance of preferred stock                     796,980            --              --
                                                               ------------    ------------    ------------
        Net cash provided by (used in) financing activities      11,682,446      12,052,982       4,642,114
                                                               ------------    ------------    ------------
        Net increase (decrease) in cash and cash equivalents      3,583,338       3,515,384      (1,581,235)
Cash and cash equivalents at beginning of year                   12,759,696       9,244,312      10,825,547
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year                       $ 16,343,034    $ 12,759,696    $  9,244,312
                                                               ============    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                       $  2,960,086    $  2,726,349    $  2,502,283
                                                               ============    ============    ============

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of United Bancshares, Inc. (the Company) and its wholly owned subsidiary, United Bank of Philadelphia (the Bank). All significant intercompany transactions and balances have been eliminated.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The adoption of SFAS No. 133 is not anticipated to have a material impact on the Bank's financial position or results of operations.

     Loans held-for-sale: Fair values are estimated using quoted rates based upon secondary market sources for similar loans.

     Loans: The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments and amortizations. Prepayments and discount rates were based on current marketplace estimates and pricing. Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.


     Deposit liabilities: The fair values disclosed for demand deposits (e.g. interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g. their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation. The Treasury yield curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum.

     Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.

     Foreclosed Real Estate

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell. Revenue and expenses from operations and changes in valuation allowance are charged to operations. The historical average holding period for such properties is 24 months.

     Management's Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     In 1998,  the Bank  adopted  Statement of  Financial  Accounting  Standards
     (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Bank's operating segments. Management has determined the Bank operates in one business segment, community banking.

     Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

     Comprehensive Income

     In January 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

     The income tax effects allocated to comprehensive income is as follows:

                                                                  December 31, 1998
                                                         -----------------------------------
                                                                                     Net of
                                                         Before tax      Tax          tax
                                                           amount      expense       amount
                                                          --------     -------      --------
     Unrealized gains on securities
       Unrealized holding losses arising during period    $(39,963)    $13,588      ($26,375)
       Less reclassification adjustment for gains
       realized in net income                                 --          --            --
                                                          --------     -------      --------
       Other comprehensive income (loss), net             $(39,963)    $13,588      ($26,375)
                                                          ========     =======      ========

                                                                  December 31, 1997
                                                         -----------------------------------
                                                                                     Net of
                                                         Before tax      Tax          tax
                                                           amount      expense       amount
                                                          --------     -------      --------
     Unrealized gains on securities
       Unrealized holding losses arising during period    $ 72,284     $29,397       $42,887
       Less reclassification adjustment for gains
       realized in net income                                 --          --            --
                                                          --------     -------       -------
       Other comprehensive income (loss), net             $ 72,284     $29,397       $42,887
                                                          ========     =======       =======

     Organizational Costs

     The  American  Institute  of  Certified  Public   Accountants'   Accounting
     Standards Executive Committee issued Statement of Position (SOP)98-5, Reporting on Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, as defined, including organizational costs, be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. Upon adoption, the application of this statement is reported as the cumulative effect of a change in accounting principle.

2.   CASH AND DUE FROM BANK BALANCES

     The Bank maintains various deposit accounts of $726,000 with other banks to meet normal funds transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 1998.

3.   INVESTMENTS

     The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 1998 and 1997 are as follows:

                                                              1998
                                   -----------------------------------------------------------
                                                      Gross           Gross
                                    Amortized       unrealized      unrealized        Market
                                       cost           gains           losses          value
                                   -----------     -----------     -----------     -----------
Available-for-sale:
  Other Government Securities        2,248,700           5,840            --         2,254,540
  Mortgage-backed securities         5,337,225          48,383                       5,385,608
                                   -----------     -----------     -----------     -----------
  Total debt securities              7,585,925          54,223            --         7,640,148
  Investments in mutual funds           89,527            --              --            89,527
  Other investments                    320,200            --              --           320,200
                                   -----------     -----------     -----------     -----------
                                   $ 7,995,652     $    54,223     $      --       $ 8,049,875
                                   ===========     ===========     ===========     ===========
Held-to-maturity:
  U.S. Treasury securities         $ 1,000,141     $     1,109     $      --       $ 1,001,250
  Other Government securities       31,633,770          50,483            --        31,684,253
  Mortgage-backed securities         2,512,237           5,534            --         2,517,771
                                   -----------     -----------     -----------     -----------
                                   $35,146,148     $    57,126     $      --       $35,203,274
                                   ===========     ===========     ===========     ===========

                                                              1997
                                   -----------------------------------------------------------
                                                      Gross           Gross
                                    Amortized      unrealized       unrealized        Market
                                       cost           gains           losses          value
                                   -----------     -----------     -----------     -----------
Available-for-sale:
  U.S. Treasury securities         $   649,186     $       814     $      --       $   650,000
  Mortgage-backed securities         6,250,234          93,372            --         6,343,606
                                   -----------     -----------     -----------     -----------
  Total debt securities              6,899,420          94,186            --         6,993,606
  Investments in mutual funds           84,801            --              --            84,801
  Other investments                    320,200            --              --           320,200
                                   -----------     -----------     -----------     -----------
                                   $ 7,304,421     $    94,186     $      --       $ 7,398,607
                                   ===========     ===========     ===========     ===========
Held-to-maturity:
  U.S. Treasury securities         $ 3,298,383     $     3,035     $      --       $ 3,301,418
  Other Government securities        6,346,155          52,520            --         6,398,675
  Mortgage-backed securities         1,210,173           4,500            --         1,214,673
                                   -----------     -----------     -----------     -----------
                                   $10,854,711     $    60,055     $      --       $10,914,766
                                   ===========     ===========     ===========     ===========

     Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 1998 were as follows. Expected maturities may differ from contractual maturities.

                                                   Amortized        Market
                                                      cost           value
                                                  -----------     -----------
Available-for-sale:
   Due after three years through five years       $ 1,998,700     $ 2,006,235
   Due after five years through fifteen years         250,000         248,305
   Mortgage-backed securities                       5,337,225       5,385,608
                                                  -----------     -----------
        Total debt securities                       7,585,925       7,640,148
   Investments in mutual funds                         89,527          89,527
   Other investments                                  320,200         320,200
                                                  -----------     -----------
                                                  $ 7,995,652     $ 8,049,875
                                                  ===========     ===========
Held-to-maturity:
   Due in three months or less                    $18,955,560     $18,940,538
   Due after three months through one year               --              --
   Due after one year through three years             250,125         250,157
   Due after three years through five years         4,499,844       4,524,345
   Due after five years through fifteen years       8,928,382       8,970,463
                                                  -----------     -----------
   Due after fifteen years                               --              --
                                                  -----------     -----------
         Total debt securities                     32,633,911      32,685,503
   Mortgage-backed securities                       2,512,237       2,517,771
                                                  -----------     -----------
                                                  $35,146,148     $35,203,274
                                                  ===========     ===========

     There were no sales of investments during 1998 and 1997. The proceeds from sales of investments in debt securities during 1996 were $4,571,601. Gross gains of $9,157 were realized on those sales.

     As of December 31, 1998 and 1997, investment securities with a book value of $11,703,948 and $11,122,211, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of the net loans is as follows:

                                            1998              1997
                                        ------------      ------------

     Commercial and industrial          $ 13,643,535      $ 12,095,471
     Commercial real estate                1,517,979         1,515,146
     Residential mortgages                31,364,864        35,961,372
     Consumer loans                       11,423,755        24,590,443
                                        ------------      ------------
            Total loans                   57,950,133        74,162,432
     Less allowance for loan losses         (679,557)         (468,806)
                                        ------------      ------------
            Net loans                   $ 57,270,576      $ 73,693,626
                                        ============      ============

     Student loans held-for-sale at December 31, 1997 totaled $1,979,177 and are carried at the lower of cost or market.

     As of December 31, 1998 and 1997, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of approximately $1,148,000 and $886,000, respectively. During 1998, new loans to such related parties amounted to $467,500 and repayments amounted to $276,127. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other nonrelated party transactions.

     Nonaccrual loans totaled approximately $1,720,000 and $1,179,000 as of December 31, 1998 and 1997, respectively.

     At December 31, 1998 and 1997, unamortized deferred fees and costs totaled $177,847 and $149,396, respectively.

     Loans having a carrying value of $127,800 and $100,000 were transferred to foreclosed real estate in 1998 and 1997, respectively.

     Changes in the allowance for possible loan losses are as follows:

                                       1998           1997           1996
                                    ---------      ---------      ---------
     Balance, beginning of year     $ 468,806      $ 527,507      $ 476,132
     Provision                        350,500         97,500         85,000
     Charge-offs                     (180,727)      (234,638)       (42,271)
     Recoveries                        40,978         78,437          8,646
                                    ---------      ---------      ---------
                                    $ 679,557      $ 468,806      $ 527,507
                                    =========      =========      =========

     At December 31, 1998 and 1997, the recorded investment in loans that were on a nonaccrual basis and were considered to be impaired under SFAS No. 114 was $845,500 and $208,000, respectively. At December 31, 1998 and 1997, the related allowance for loan losses was $183,000 and $0, respectively. At December 31, 1998 and 1997, impaired loans of $208,000 are SBA guaranteed and do not have an allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $526,000 and $208,000, respectively. For the years ended December 31, 1998 and 1997, the Bank recognized interest income on those impaired loans of $36,800 and $0, respectively.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. During 1998, approximately 33% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.

5.   BANK PREMISES AND EQUIPMENT

     The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                         Estimated
                                        useful life      1998          1997
                                        -----------   -----------   -----------

Buildings and leasehold improvements    10-15 years   $ 1,343,898     1,295,948
Furniture and equipment                 3-7 years       2,183,743     2,028,280
                                                      -----------   -----------
                                                        3,527,641     3,324,228
Less accumulated depreciation                          (1,962,510)   (1,461,581)
                                                      -----------   -----------

                                                      $ 1,565,131   $ 1,862,647
                                                      ===========   ===========

     The Bank leases various premises under noncancellable agreements which expire through the year 2006 and require minimum annual rentals. The minimum rental commitments under these leases are as follows:

             1999                              $  301,830
             2000                                 302,980
             2001                                 302,921
             2002                                 219,548
             2003                                 193,002
             Thereafter                           106,115
                                               ----------
                                               $1,426,396
                                               ==========

     In conjunction with the branch acquisitions from the Resolution Trust Corporation, the Bank operated three branches under a five-year free-rent agreement. In November 1996, the Bank closed two of these branches and terminated the related leases. The Bank operated one branch under a free-rent agreement for which the related lease expired on July 30, 1998. Upon expiration, the Bank had the option to purchase the building at a price equivalent to 93% of the appraised value. The Bank deferred the decision to purchase the building and entered into a month-to-month lease with the FDIC at a monthly rate of $1,875.

     The total rental expense included in the statement of operations for the years ended December 31, 1998, 1997, and 1996 was approximately $323,330, $288,959 and $244,000, respectively.

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

             1999                              $   11,191
                                               ==========

7.   DEPOSITS

     The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $13,942,008 and $13,852,356 at
     December 31, 1998 and 1997, respectively.

     At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

             1999                              $   29,802
             2000                                   2,490
             2001                                   1,559
             2002                                     960
             2003                                   1,416
             Thereafter                               329
                                               ----------
                                               $   36,556
                                               ==========

8.   REVERSE REPURCHASE AGREEMENTS

     The Bank enters into sales of securities under agreements to repurchase identical securities or reverse repurchase agreements. The amounts advanced to the Bank under these agreements represent short-term loans and would be reflected as a payable in the balance sheet. The securities underlying the agreements are book-entry securities maintained at the Federal Reserve Bank of Philadelphia. The average balance of reverse purchase agreements entered into during 1998 was $1.5 million, and the maximum amount outstanding at any month-end during 1998 was $1.5 million.

9.   CAPITAL STOCK OFFERINGS

     On September 30, 1998,the Company designated a sub-class of its Common Stock as Class B. Pursuant to the terms of the amendment, holders of the Class B Common Stock have all rights of Common Stockholders, with the exception of voting rights. On October 9, 1998, the Company sold 83,333 shares of Class B Common Stock to one shareholder for a purchase price of $12 per share.

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

     During 1997, the Bank received $34,110 and issued 3,790 shares as a result of warrants exercised by shareholders to purchase common stock at a price of $9.00 per share. As of December 31, 1997, 7,733 warrants remained outstanding.

     During 1998, the Bank received $64,922 and issued 6,492 shares as a result of warrants exercised by shareholders to purchase common stock at a price of $10.00 per share. As of December 31, 1998, no warrants remain outstanding.

     In July 1998, the Company began a limited offering of its Series A Preferred Stock (noncumulative, 6%, $0.01 par value) to FannieMae Corporation. The nonvoting preferred stock was offered at a price of $20 per share, in an amount for which the aggregate purchase price does not exceed the lesser of (1) 9.99% of the total equity of the Company or (2) $880,000. During 1998, the Company received $796,980 and issued 39,849 shares of preferred stock from this offering.

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

     At December 31, 1998, the Bank has net operating loss carryforwards of approximately $2,656,446 for income tax purposes that begins to expire in 2007.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes  and the  amount  used for  income  tax  purposes.  For financial reporting purposes, a valuation allowance of $1,120,565 and $1,094,889 as of December 31, 1998 and 1997, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:

                                                           1998             1997
                                                       -----------      -----------
     Deferred tax assets:
       Provision for loan losses                           164,653           40,607
       Unrealized gains on investment securities           (18,435)         (32,023)
       Depreciation                                         42,725           32,818
       Net operating loss carryforwards                    903,192          977,558
       Other                                                28,430           11,883
       Valuation allowance for deferred tax assets      (1,120,565)      (1,030,843)
                                                       -----------      -----------

           Net deferred tax assets                     $      --        $      --
                                                       ===========      ===========

                                                             1998           1997           1996
                                                           ---------      ---------      ---------
     Effective rate reconciliation:
       Tax at statutory rate                               $   2,314      $  61,400      $(282,797)
       Nondeductible expenses                                 17,634         11,849          5,828
       (Utilization of) increase in net operating loss       (19,948)       (73,249)       276,969
                                                           ---------      ---------      ---------
           Total tax expense                               $    --        $    --        $    --
                                                           =========      =========      =========

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

     Summaries of the Bank's financial instrument commitments are as follows:

                                                    1998              1997
                                                 ----------        ----------
     Commitments to extend credit                $7,269,229        $2,950,271
     Outstanding letters of credit                  259,000           105,000

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

                                                            1998                    1997
                                                    -------------------     -------------------
                                                    Carrying      Fair      Carrying     Fair
                                                     amount      value       amount      value
                                                    -------     -------     -------     -------
                                                               (Dollars in thousands)
     Assets:
        Cash and cash equivalents                   $16,343     $16,343     $12,760     $12,760
        Investment securities                        43,196      43,253      18,253      18,313
        Loans held-for-sale                            --          --         1,979       2,009
        Loans, net of allowance for loan losses      57,271      56,577      71,715      71,595

                                                            1998                    1997
                                                    -------------------     -------------------
                                                    Carrying      Fair      Carrying     Fair
                                                     amount      value       amount      value
                                                    -------     -------     -------     -------
                                                               (Dollars in thousands)
     Liabilities:
        Demand deposits                              49,114      49,114      38,620      38,620
        Savings deposits                             23,394      23,394      22,926      22,926
        Time deposits                                36,556      36,352      37,881      37,884
     Off Balance Sheet:
        Commitments to extend credit                  7,172        --         2,950        --
        Outstanding letters of credit                   259        --           105        --

13.  EMPLOYEE COMPENSATION

     The Bank entered into a five-year employment agreement with its chief executive officer covering such items as salaries, bonuses, and benefits. The agreement expires in 2000 and provides for guaranteed minimum annual compensation of $150,000 over the term of the contract. The contract, entered into on September 13, 1993 and amended January 1, 1994, also granted the chief executive officer the option to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. The contract, as amended on January 1, 1997, also provides for a minimum contribution of $58,200 per year to the chief executive officer's retirement benefit. The Company made no stock-based compensation awards to any employee during 1998 or 1997.

14.  DEFERRED BRANCH ACQUISITION COST

     The Bank incurred approximately $149,000 and $224,000 in 1994 and 1993, respectively, in consulting and other costs directly related to these branch acquisitions which have been deferred and are being amortized over five years. Amortization totaled $ 78,700 for each of the years ended December 31, 1998, 1997, and 1996.

15.  RESOLUTION TRUST CORPORATION FEE

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

16.  CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEETS

                                                             December 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
                                                       (Dollars in thousands)
     Assets:
        Due from banks (subsidiary)                    $    265      $    186
        Investment in United Bank of Philadelphia         8,639         6,873
                                                       --------      --------
              Total assets                             $  8,904      $  7,059
                                                       ========      ========

     Shareholders' equity:
        Series A preferred stock                       $      1      $      1
        Common stock                                          9             8
        Additional paid-in-capital                       12,286        10,426
        Accumulated deficit                              (3,428)       (3,438)
        Net unrealized holding gains on securities
            available-for-sale                               36            62
                                                       --------      --------
              Total shareholders' equity               $  8,904      $  7,059
                                                       ========      ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                   -------------------------
                                                    1998      1997      1996
                                                   -----     -----     -----
                                                      (Dollars in thousands)

     Equity in net income (loss) of subsidiary     $  10     $ 181     $(832)
                                                   -----     -----     -----
              Net income (loss)                    $  10     $ 181     $(832)
                                                   =====     =====     =====

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              Year ended December 31,
                                                        ---------------------------------
                                                          1998         1997         1996
                                                        -------      -------      -------
                                                             (Dollars in thousands)
     Cash flows from operating activities:
       Net income (loss)                                $    10      $   181      $  (832)
       Equity in net income (loss) of subsidiary            (10)        (181)         832
                                                        -------      -------      -------
         Net cash provided by operating activities         --           --           --
                                                        -------      -------      -------
     Cash flows from investing activities:
       Investment in subsidiary                          (1,783)         (76)        (139)
                                                        -------      -------      -------
         Net cash used in investing activities           (1,783)         (76)        (139)
                                                        -------      -------      -------
     Cash flows from financing activities:
       Issuance of preferred stock                          797         --           --
       Issuance of common stock                           1,065           76          139
                                                        -------      -------      -------
         Net cash provided by financing activities        1,862           76          139
                                                        -------      -------      -------
         Net increase in cash and cash equivalents           79         --           --
     Cash and cash equivalents at beginning of year         186          186          186
                                                        -------      -------      -------
     Cash and cash equivalents at end of year           $   265      $   186      $   186
                                                        =======      =======      =======

18.  REGULATORY MATTERS

     The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank's service area. As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements. Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution's net assets. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.


     The most recent notification from the Federal Deposit Insurance Corporation
     (FDIC) categorized the Bank as "well capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events at December 31, 1998 that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are as follows:

                                                                                   To be well
                                                                                capitalized under
                                                             For capital        prompt corrective
                                          Actual          adequacy purposes     action provisions
                                     ----------------      ----------------     ----------------
                                     Amount     Ratio      Amount     Ratio     Amount     Ratio
                                     ------     -----      ------     -----     ------     -----
     As of December 31, 1998:
       Total capital to risk-
         weighted assets:
           Consolidated              $9,502     17.48%     $4,350      8.00%    $5,437     10.00%
            Bank                      9,236     16.99       4,350      8.00      5,437     10.00
       Tier 1 capital to risk-
         weighted assets:
           Consolidated               8,823     16.23       2,175      4.00      3,262      6.00
           Bank                       8,557     15.74       2,175      4.00      3,262      6.00
       Tier 1 capital to average
         assets:
           Consolidated               8,823      7.67       4,603      4.00      5,754      5.00
           Bank                       8,557      7.44       4,592      4.00      5,740      5.00

                                                                                   To be well
                                                                                capitalized under
                                                              For capital       prompt corrective
                                          Actual           adequacy purposes    action provisions
                                     ----------------      ----------------     ----------------
                                     Amount     Ratio      Amount     Ratio     Amount     Ratio
                                     ------     -----      ------     -----     ------     -----
     As of December 31, 1997:
       Total capital to risk-
         weighted assets:
           Consolidated              $7,359     14.19%     $4,149     >/=8.00%  $5,187     >/=10.00%
           Bank                       7,173     13.83       4,149     >/=8.00    5,187     >/=10.00
       Tier 1 capital to risk-
         weighted assets:
           Consolidated               6,891     13.29       2,075     >/=4.00    3,112     >/=6.00
           Bank                       6,705     12.93       2,075     >/=4.00    3,112     >/=6.00
       Tier 1 capital to average
         assets:
           Consolidated               6,891      6.59       4,183     >/=4.00    5,229     >/=5.00
           Bank                       6,705      6.41       4,176     >/=4.00    5,220     >/=5.00

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

19.  DEPOSIT INSURANCE ASSESSMENTS

     Deposits of the Bank are insured by the FDIC. On September 30, 1996, Congress passed a bill to recapitalize the Savings Insurance Fund (SAIF) of the FDIC. As a result, commercial banks, like United Bank, which were members of the Bank Insurance Fund (BIF), which owned SAIF-assessable deposits, were required to pay on November 27, 1996, a one-time assessment of 65.7 basis points of total SAIF-assessable deposits. Because the Bank acquired deposits of failed savings and loan institutions from the RTC in 1993 and 1994, approximately $71 million of its deposits are considered SAIF-assessable. As a result, the Bank had to pay a one-time SAIF Special Assessment of approximately $485,000. The Bank filed an appeal of this because management believes a significant portion of its deposits are misclassified under the SAIF, as at the time of acquisition of branches from the RTC it had over $30 million in deposits accumulated and insurable under the BIF. Furthermore, since its acquisition of deposits, a significant amount of acquired RTC savings and loan deposits have run off and been replaced with commercial deposits. Currently, the law does not make any provision for deposit runoff or for appeals on this basis. To date, the Bank has been unsuccessful in its appeal efforts.

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

21.  EARNINGS PER SHARE COMPUTATION

     In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                                                Year ended December 31, 1998
                                                         ----------------------------------------
                                                            Income           Shares     Per share
                                                         (numerator)      (denominator)   amount
                                                         -----------      -------------   ------
     Net income                                           $   9,933
                                                          =========
     Basic loss per share
       Income available to stockholders                   $   9,933          845,902      $  .01
                                                          =========          =======      ======

                                                                Year ended December 31, 1997
                                                        ----------------------------------------
                                                            Income           Shares     Per share
                                                         (numerator)      (denominator)   amount
                                                         -----------      -------------   ------
     Net income                                           $ 180,590
                                                          =========
     Basic EPS
       Income available to stockholders                   $ 180,590          818,240      $  0.22
                                                          =========          =======      ======
     Effect of dilutive securities
       Warrants                                                  --            7,733
                                                          ---------          -------
     Diluted EPS
       Income available to common stockholders plus
         assumed conversions                              $ 180,590          825,973      $ 0.22
                                                          =========          =======      ======

                                                                Year ended December 31, 1996
                                                        ----------------------------------------
                                                            Loss             Shares     Per share
                                                         (numerator)      (denominator)   amount
                                                         -----------      -------------   ------
     Net loss                                             $(831,755)
                                                          =========
     Basic loss per share
       Loss available to stockholders                     $(831,755)         810,729      $(1.03)
                                                          =========          =======      ======

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  Directors of the Registrant.

                           PRINCIPAL OCCUPATION AND                 YEAR FIRST            TERM
NAME              AGE      OTHER DIRECTORSHIPS                    BECAME DIRECTOR      WILL EXPIRE
----              ---      -------------------                    ---------------      -----------
James F.
  Bodine ...       77      Retired as Managing                         1993               2002
                           Partner, Urban Affairs
                           Partnership
                           Phila., PA.

S. Amos
  Brackeen ...     80      Founder and Pastor,                         1993               1999
                           Philippian Baptist
                           Church of Phila., PA.

Emma C.
  Chappell ..      54      Chairman of                                 1993               1999
                           The Board, President and CEO
                           of Registrant and United Bank
                           of Philadelphia

Luis A.
  Cortes, Jr..     41      Executive Director                          1993               2000
                           of the Hispanic Clergy
                           of Philadelphia & Vicinity.
Kemel G.
  Dawkins ...      75      President, Kemrodco                         1993               2001
                           Development and
                           Construction Company, Inc.,
                           President, Kem-Her
                           Construction Company
                           Inc., Phila., PA.

L. Armstead
  Edwards ...      56      Treasurer,                                  1993               2000
                           United Bancshares, Inc.
                           Owner and President,
                           P.A.Z., Inc.,
                           Philadelphia., PA

Marionette Y.      54      Partner,                                    1996               2000
  Frazier ...              John Frazier, Inc.
                           Philadelphia, PA

William C.
  Green ...        74      Co-founder, Ivy Leaf                        1993               2002
                           Middle School,
                           Philadelphia, PA

Angela M.
  Huggins ...      58      President and CEO                           1993               2001
                           RMS Technologies
                           Inc. Foundation

William B.
  Moore ...        56      Secretary,
                           United Bancshares, Inc.
                           Pastor, Tenth Memorial                      1993               1999
                           Baptist Church,
                           Philadelphia, PA

Ernest L.
  Wright ...       70      Founder, President and                      1993               2000
                           CEO of Ernest L. Wright
                           Construction Company
                           Phila., PA

(b)  Executive Officers of Registrant.

NAME                                AGE           OFFICE

Emma C. Chappell (1)..........      54            Chairman, President and Chief
                                                  Executive Officer

James F. Bodine ..............      77            Vice Chairman

Reverend William B.
 Moore .......................      56            Secretary

L. Armstead Edwards ..........      56            Treasurer

(1) Dr. Chappell is the only Executive Officer of the Registrant compensated for her services as such. Dr. Chappell serves as Chairman, President and Chief Executive Officer of the Bank pursuant to a written employment agreement entered into September 13, 1993 and amended as of January 1, 1994 by and among Dr. Chappell, the Bank and United Bancshares, Inc. This employment agreement provides for an employment term ending December 31, 2000 and further provides that Dr. Chappell will receive a guaranteed annual base salary of $150,000. A copy of this employment was filed with Registrant's 1998 Form 10-K and is incorporated herein by reference. The employment agreement was amended effective January 1, 1997 to revise the defined benefit nature of the retirement benefit identified in the contract to a defined contribution retirement obligation.


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

ITEM 11 - EXECUTIVE COMPENSATION.

                                                 COMPENSATION TABLE

Name of
Individual or
Number   Capacities in
in Group Which Served               1998 Salary   1998 Cash Bonus   1998 Options
---------------------               -----------   ---------------   ------------
Emma C.
Chairman, President                 $162,000      $18,000           29,694(1)
Chappell Chief Executive Officer

                                    1997 Salary   1997 Cash Bonus
                                    -----------   ---------------
                                    $162,000          $0

                                    1996 Salary   1996 Cash Bonus
                                    -----------   ---------------
                                    $162,000          $0

     (1) These options to purchase the Registrant's Common Stock at $8.54 per share were issued in December 1998 to replace options that expired in 1998. The options have a five year term.

Directors of the Bank are compensated for each meeting attended in the amount of three hundred dollars fifty ($350) per Board meeting attended and one hundred fifty dollars ($150) for each committee meeting attended. Directors who are also salaried officers of the Bank receive no remuneration for their services as Directors. During the year ended December 31, 1996, the Bank paid Directors' fees to its "non-interested" Directors totaling $39,100. UBS has paid no director fees since its inception.

Dr. Emma C. Chappell, Chairman of the Board and Chief Executive Officer of the Bank and Registrant since its formation, receives a minimum annual salary of $150,000. A copy of the employment agreement entered into among Dr. Chappell, the Bank and UBS is incorporated hereing by reference.

One hundred thousand shares of the Bank's Common Stock are subject to a Long Term Incentive Compensation Plan (the "Plan") under which options to purchase the Bank's Common Stock may be granted to key employees of a price not less than the fair market value thereof at the date of the grant ("Options"), and Common Stock may be awarded as Restricted Stock, subject for a period of time to substantial risk of forfeiture and restrictions on disposition as determined by the Compensation Committee as of the date of the grant ("Restricted Stock"). Pursuant to the Plan, options are granted in tandem with Stock Appreciation Rights allowing the holder of an Option to surrender the Option and receive an amount equal to the appreciation in market value of a fixed number of shares of Common Stock from the date of the grant of the Option ("SARs"). SARs may be payable in Common Stock or cash or a combination of both. The Plan also allows the Compensation Committee to grant Performance Shares, which are contingent rights to receive, when certain performance criteria have been attained, amounts of Common Stock and cash determined by the Compensation Committee for such an award. Such rights are subject to forfeiture or reduction if performance goals specified are not met during the performance period. No such options, restricted stock or SARs were granted for 1998 performance.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Shareholders Owning in Excess of Five Percent of Registrant's Common Stock

Amount of UBS                                       Beneficial       Percentage
Shareholders                                        Ownership       Common Stock
------------                                        ---------       ------------
First Union Corporation                              133,333            14.60%
Broad and Chestnut Streets
Philadelphia, PA  19101

Greater Philadelphia Urban Affairs Coalition          47,500             5.20%
121 North Broad Street
Philadelphia, PA  19107

Philadelphia Municipal                                71,667             7.84%
Retirement System
2000 Two Penn Center
Philadelphia, PA  19102


                       Directors and Officers of the Bank

Shares of Registrant's Common Stock               Beneficially
Name                                                  Owned          Percentage
----                                                ---------       ------------
James F. Bodine                                       10,833             1.19%
S. Amos Brackeen                                       5,000              .56%
Emma C. Chappell(1)                                    7,000              .77%
Luis A. Cortes, Jr.                                      500              .05%
Kemel G. Dawkins                                       8,333              .91%
L. Armstead Edwards                                   10,833             1.19%
Marionette Y. Frazier                                  9,350             1.02%
William C. Green (2)                                  13,833             1.51%
Angela M. Huggins                                      4,200              .46%
William B. Moore                                       1,000              .11%
Ernest L. Wright                                       5,000              .55%
                                                      ------             -----
TOTAL                                                 75,882             8.31%
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

(2) Owned jointly with Liller B. Green, his wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                           UNITED BANK OF PHILADELPHIA

United Bank of Philadelphia ("UBP") is a Pennsylvania bank subsidiary of Registrant. The Directors of UBP are as follows:

                              PRINCIPAL OCCUPATION                 YEAR FIRST
NAME              AGE         OTHER DIRECTORSHIPS                BECAME DIRECTOR
----              ---         -------------------                ---------------
James F.
 Bodine ...       77          Retired as Managing                     1992
                              Partner, Urban Affairs
                              Partnership
                              Phila., PA.

S. Amos
 Brackeen ...     80          Founder and Pastor,                     1992
                              Philippian Baptist
                              Church of Phila., PA.

Emma C.
 Chappell ...     54          Founder, Chairman of                    1992
                              the Board, President
                              and CEO of the
                              Bank and Registrant.

Luis A.
 Cortes, Jr...    41          Executive Director                      1992
                              of the Hispanic Clergy
                              of Philadelphia & Vicinity.

Kemel G.
 Dawkins ...      75          President, Kemrodco                     1992
                              Development and
                              Construction Company, Inc.,
                              President, Kem-Her
                              Construction Company
                              Inc., Phila., PA.

L. Armstead
 Edwards ...      56          Owner and President,                    1992
                              P.A.Z., Inc.,
                              Philadelphia., PA

Marionette Y.     54          Partner                                 1996
 Frazier ...                  John Frazier, Inc.
                              Philadelphia, PA

William C.
 Green ....       74          Co-Founder, Ivy Leaf                    1992
                              Middle School,
                              Philadelphia, PA

Angela M.
 Huggins ...      58          President and CEO                       1992
                              RMS Technologies, Inc. Foundation
                              Moorestown, NJ

William B.
 Moore ...        56          Pastor, Tenth Memorial                  1992
                              Baptist Church,
                              Philadelphia, PA

Ernest L.
 Wright ...       70          Founder, President and                  1992
                              CEO of Ernest L. Wright
                              Construction Company, Phila., PA

Each of these officers and directors are officers and directors of the Registrant.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements: December 31, 1998

Report of Independent Auditors, April 9, 1999

Consolidated Balance Sheets at December 31, 1998.

Consolidated Statements of Operations for the years ended December 31, 1998.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 1998.

Notes to Consolidated Financial Statements.

Reports on Form 8-K

Not Applicable.

         SIGNATURES

UNITED BANCSHARES, INC.



BY:
   -------------------------------
   Emma C. Chappell, Chairman, President & CEO

----------------------------------
James F. Bodine

----------------------------------
S. Amos Brackeen

----------------------------------
Emma C. Chappell

----------------------------------
Luis A. Cortes, Jr.

----------------------------------
Kemel G. Dawkins

----------------------------------
L. Armstead Edwards

----------------------------------
Marionette Y. Frazier

----------------------------------
William C. Green

----------------------------------
Angela M. Huggins

----------------------------------
William B. Moore

----------------------------------
Ernest L. Wright