Form 10-K/A
period 1998-12-31
UNITED BANCSHARES INC /PA
filed 1999-04-16
CIK 944792

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference as filed with the Registrant's 1998 Form 10-K


1.   Consolidated  Statements  of  Operations  for the years ended  December 31,
     1996.

2. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996.

3.   Consolidated  Statements  of Cash Flows for the years  ended  December  31,
     1996.

4.   Articles of Incorporation of the Bank and UBS

5.   Bylaws of the Bank and UBS

6.   Voting Trust Agreements

7.   Long Term Incentive Compensation Plan

8.   Lease Agreements for the Bank's premises.

9.   Employment Agreement among Registrant, the Bank and Dr. Emma C. Chappell

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


     The yield on the investment portfolio decreased 6 basis points to 6.57% in 1998 compared to 6.63% in 1997 and 6.07% in 1996. The decline in yield during 1998 was due to call options in certain higher yielding Government Agency securities that were exercised during year. The Bank was not able to place the proceeds from these premature maturities into securities with comparable yields due to a lower rate environment.


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

Noninterest Expense


     Noninterest expense increased $713,000, or 11.9%, in 1998 to $6.7 million compared to $6 million in 1997 and $6.1 million in 1996.

     Salaries and benefits increased $158,000, or 6%, in 1998 compared to an increase of $142,000, or 6.3%, in 1997. In addition to normal salary adjustments, the increase during 1998 came as a result of an increase in staffing levels to handle increased work volumes due to growth in the Bank's deposit levels during the year. In addition, during 1997 the chief executive officer's employment contract was amended to provide her with a defined contribution retirement plan, which resulted in a $48,000 expense for both 1998 and 1997. Also, during 1998, the chief executive officer received incentive compensation totaling approximately $28,000.


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

                   TABLE 4 - ANALYSIS OF INVESTMENT SECURITIES

                                         Within        After one but         After five but            After
                                        one year     within five years      within ten years          ten years
                                    ---------------   ----------------     ------------------     -----------------       -----
                                    Amount    Yield   Amount     Yield     Amount       Yield     Amount      Yield       Total
                                    ------    -----   ------     -----     ------       -----     ------      -----       -----
                                                                    (Dollars in thousands)

U.S. Treasury                      $ 1,000    5.45%                                                 $ --        --%      $ 1,000
Other government securities         17,957    5.03     6,756     6.05%      9,176        6.50%                            33,938
Mutual funds                            90    5.57                            320        6.00                                 90
Other investments                                                                                                            320
Mortgage-backed securities                                                                                                 7,898
                                   -------            ------               ------                   ----                 -------
    Total securities               $19,047            $6,756               $9,496                   $ --                 $43,196
                                   =======            ======               ======                   ====                 =======
Average maturity years                                                                                                      3.59


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

                          TABLE 7 - NONPERFORMING LOANS
                                    1998      1997      1996     1995      1994
                                   --------------------------------------------
                                              (Dollars in thousands)

Nonaccrual loans                   $1,720    $1,179     $800     $949      $572
Interest income included in
  net income for the year              37        14        6      23         --
Interest income that would
  have been recorded
  under original terms                189       112       45      37         41
Loans past due 90 days and
  still accruing                      125       306      408      10         --


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