Form 10-Q
period 1999-03-31
UNITED BANCSHARES INC /PA
filed 1999-05-20
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  -------------
                                    FORM 10-Q
                                  ------------

(Mark One)

     _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED MARCH 31, 1999 OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                 ---------------
                                 SEC File Number

     PENNSYLVANIA                                      23-2802415
    --------------                                   ---------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

 714 MARKET STREET, PHILADELPHIA, PA                      19106
--------------------------------------                   --------
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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of April 30, 1999, 913,490 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 132,999 shares were outstanding as of November 15, 1998. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of April 30, 1999, 166,666 shares of Class B Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                             United Bancshares, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  MARCH 31,         DECEMBER 31,
                                                    1999               1998
                                                    ----               ----
ASSETS
Cash and due from banks                           8,575,512          3,675,010
Interest bearing deposits with banks                353,644            350,024
Federal funds sold                                7,535,000         12,318,000
                                                -----------        -----------
CASH & CASH  EQUIVALENTS                         16,464,156         16,343,034


Investment securities:

Held-to-maturity, at amortized cost              14,105,164          8,049,875

Available-for-sale, at market value               7,247,329         35,146,148

Loans, net of unearned discount                  76,155,934         57,950,133
Less:  allowance for loan losses                   (742,201)          (679,557)
                                                -----------        -----------
NET LOANS                                        75,413,733         57,270,576

Bank premises & equipment, net                    1,544,296          1,565,131
Accrued interest receivable                         848,695          1,749,623
Other real  estate owned                            384,320            262,368
Prepaid expenses and other assets                 1,791,595          1,595,925
                                                -----------        -----------
TOTAL ASSETS                                    117,799,288        121,982,681
                                                -----------        -----------

LIABILITIES & SHAREHOLDERS' EQUITY
Demand deposits, non-interest bearing            19,830,993         19,999,226
Demand deposits, interest bearing                25,010,430         29,114,484
Savings deposits                                 23,669,103         23,393,986
Time deposits, $100,000 and over                 13,855,315         13,942,008
Time deposits                                    22,899,888         22,614,098
                                                -----------        -----------
                                                105,265,728        109,063,802
                                                -----------        -----------

Long-term debt                                        2,815             11,191
Securities sold to repurchase                             0          1,557,755
Accrued interest payable                            495,801            598,352
Accrued expenses and other liabilities            2,094,592          1,847,665
                                                -----------        -----------
TOTAL LIABILITIES                               107,858,937        113,078,365

Shareholders' equity:
  Preferred Stock, Series A, non-cum.,
  6%, $.01 par value, 500,000 shrs
  auth., 132,999 issued and
  outstanding                                         1,330              1,330

 Common stock, $.01 par value;
   2,000,000 shares authorized;
   996,823 and 913,490 shares
   issued and outstanding  at
   March 31, 1999 and
   December 31, 1998, repectively                     9,968              9,134

Additional-paid-in-capital                       13,284,994         12,286,233
 Accumulated deficit                             (3,393,321)        (3,428,169)
 Net unrealized gain on
   available-for-sale securities                     37,379             35,788
                                                -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                        9,940,350          8,904,316
                                                -----------        -----------
                                                117,799,287        121,982,681
                                                -----------        -----------


                                                            QUARTER ENDED      QUARTER ENDED     QUARTER ENDED       QUARTER ENDED
                                                              MARCH 31,          MARCH 31,         MARCH 31,           MARCH 31,
                                                                 1999              1998               1999                1998
                                                            -------------      -------------     -------------       -------------
Interest Income:
     Interest and fees on loans                              $ 1,457,658         1,603,331        $ 5,912,901           5,566,650
     Interest on investment securities                           420,520           280,881          1,067,762             977,117
     Interest on Federal Funds sold                              130,723           134,556            482,856             224,594
     Interest on time deposits with other banks                    4,304             7,570             25,334              20,519
                                                             -----------        ----------        -----------         -----------
Total interest income                                          2,013,205         2,026,338          7,488,852           6,788,880

Interest Expense:
     Interest on time deposits                                   425,255           497,332          1,852,080           1,650,740
     Interest on demand deposits                                 142,924           151,665            379,397             294,363
     Interest on savings deposits                                 95,883           110,979            459,035             506,458
     Interest on borrowed funds                                   19,053             9,688             54,841              78,629
                                                             -----------        ----------        -----------         -----------
Total interest expense                                           683,115           769,664          2,745,353           2,530,190
                                                             -----------        ----------        -----------         -----------

NET INTEREST INCOME                                            1,330,090         1,256,674          4,743,499           4,258,690

Provision for loan losses                                         65,000            25,500             97,500              85,000
                                                             -----------        ----------        -----------         -----------
NET INTEREST INCOME LESS
PROVISION FOR LOAN LOSSES                                      1,265,090         1,231,174          4,645,999           4,173,690
                                                             -----------        ----------        -----------         -----------
Noninterest income:
    Gain on sale of loans                                          3,888            29,688            187,471              11,188
    Customer service fees                                        395,938           293,796          1,181,082             907,557
    Resolution Trust Corp fees                                         0                 0                  0              90,000
    Other income                                                  34,499            26,835            148,867              99,821
                                                             -----------        ----------        -----------         -----------
Total noninterest income                                         434,325           350,319          1,517,420           1,108,565

Non-interest expense
    Salaries, wages, and employee benefits                       674,256           612,314          2,397,861           2,255,079
    Occupancy and equipment                                      311,373           282,975          1,015,419             898,464
    Office operations and supplies                               127,437           133,407            522,525             509,158
    Marketing and public relations                                66,282            20,739            172,326             136,352
                                                                  72,793            59,923            274,999             266,955
Professional services
    Data processing                                              221,947           223,188            844,009             811,531
    Deposit insurance assessments                                      0                 0             66,274             616,025
    Other noninterest expense                                    189,882           224,748            689,415             629,603
                                                             -----------        ----------        -----------         -----------
Total non-interest expense                                     1,663,970         1,557,294          5,982,829           6,123,167
                                                             -----------        ----------        -----------         -----------
     NET INCOME (LOSS)                                       $    35,445            24,199        $   180,590         ($  840,912)
                                                             -----------        ----------        -----------         -----------
     EARNINGS PER SHARE-BASIC                                $      0.04       $      0.03              #REF!         ($     1.04)
     EARNINGS PER SHARE-DILUTED                              $      0.04       $      0.03              #REF!               #REF!
                                                             -----------        ----------        -----------         -----------
Weighted average number of shares                                937,101           823,695              #REF!             810,729
                                                             -----------        ----------        -----------         -----------
LINES 41 & 42  ARE ADJUSTED FOR 1997 FDIC ASSESSMENT
EXPENSE QUARTERLY & YEARLY.  BELOW
IS FDIC MONTHLY, QUARTERLY, & YEARLY NUMBERS                                       809,422
                                                                                ----------


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


                             United Bancshares, Inc.
                             Statements of Cashflows
                                   (Unaudited)


                                                          Quarter ended     Quarter ended
                                                            March 31,         March 31,
                                                              1999              1998
                                                              ----              ----

Cash flows from operating activities
Net income                                                  $35,445            24,194
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Provision for loan losses                               65,000            25,500
     Gain on sale of loans                                   (3,888)          (29,688)
     Depreciation and amortization                          139,390           145,109
     Proceeds from sale of student loans                          0         2,022,500
     Increase (decrease) in accrued interest
       receivable and other assets                          583,306           (40,260)
     Increase (decrease) in accrued interest
       payable and other liabilites                         144,376           674,061
                                                       ------------        ----------
Net cash provided by operating activities                   963,629         2,821,416

Cash flows from investing activities
Purchase of investments-Available-for-Sale                        0        (7,997,940)
Purchase of investments-Held-to-Maturity                          0        (1,500,000)
Proceeds from maturity & principal reductions
  of investments-Available-for-Sale                         778,827           393,852
Proceeds from maturity & principal reductions
  of investments-Held-to-Maturity                        21,053,641         2,448,248
Net (increase) decrease in loans                          3,778,064           (60,063)
Purchase of automobile loans                            (21,982,333)                0
Purchase of premises and equipment                         (106,502)         (100,159)
                                                       ------------        ----------
Net cash provided by (used in) investing activities       3,521,697        (6,816,062)

Cash flows from financing activities
Net increase (decrease) in deposits                      (3,798,074)        2,070,762
Repayments on long term debt                                 (8,376)           (7,957)
Sale of Common Stock                                      1,000,000
Reverse repurchase agreement                             (1,557,755)          460,379
                                                       ------------        ----------
Net cash provided by (used in) financing activities      (4,364,205)        2,523,184

Increase (decrease) in cash and cash equivalents            121,122        (1,471,462)

Cash and cash equivalents at beginning of period         16,343,034        12,759,696

Cash and cash equivalents at end of period               16,464,156        11,288,234
                                                        ===========       ===========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                   682,892            746,805
Write-down of cumulative effect of change in method
 of accounting for invesment securities                          0                --
                                                        ===========       ===========


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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


                                          QUARTER ENDED      QUARTER ENDED
                                          MARCH 31, 1999     MARCH 31, 1998
                                          --------------     --------------

(Thousands of dollars, except per share data)

Net interest income                          $  1,265          $  1,231
Provision for loan losses                          65                26
Noninterest income                                434               350
Noninterest expense                             1,664             1,557
Net income (loss)                            $     35          $     24

Earnings per share-basic and diluted         $    .04          $    .03

                                          MARCH 31, 1999     DECEMBER 31, 1998
                                          --------------     -----------------
Balance sheet totals:
Total assets                                 $117,799           $121983
Loans, net                                   $ 75,413          $ 57,270
Investment securities                        $ 21,352          $ 43,196
Deposits                                     $105,266          $109,064
Shareholders' equity                         $  9,940          $  8,904

Ratios
Return on assets                                  .03%              .01%
Return on equity                                  .35%              .14%
Equity to assets ratio                           8.44%             6.40%

Financial Condition

Sources and Uses of Funds

   The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $6.8 million, or 6.53%, during the quarter ending March 31, 1999. Average funding uses also increased $754 thousand, or .72%, for the same quarter.

Sources and Uses of Funds Trends


                                MARCH 31, 1999                                           DECEMBER 31, 1998
                                   AVERAGE         INCREASE (DECREASE)                       AVERAGE
                                   BALANCE               AMOUNT                   %           BALANCE
                                   -------               ------                ------         -------
Funding uses:
     Loans                         $ 70,950             ($   388)               (.54%)      $ 71,338
     Investment securities
        Held-to-maturity             23,120               11,684              102.17%         11,436
        Available-for-sale            5,013               (3,379)             (40.26%)         8,392
     Federal funds sold              11,843               (1,116)              (8.61%)        12,959
                                   --------             --------              -------       --------
         Total  uses               $110,926             $  6,801                            $104,125
                                   ========             ========              =======       ========
Funding sources:
     Demand deposits               $ 21,547             $  1,807                9.15%       $ 19,740

Noninterest-bearing                  23,375                  753                3.33%         22,622

Interest-bearing
     Savings deposits                24,289                1,006                4.32%         23,283
     Time deposits                   34,521               (2,844)              (7.61%)        37,365
     Other borrowed funds             1,553                   32                2.10%          1,521
                                   --------             --------              -------       --------
          Total sources            $105,285             $    754                            $104,531
                                   ========             ========              =======       ========

Loans

Average loans decreased approximately $388 thousand, or .54%, during the quarter ended March 31, 1999. This decrease was primarily due to the sale of approximately $11 million of student loans in late December 1998. These loans were strategically sold with the plan to replace them with higher yielding/lower cost to service automobile loans. In February 1999, the Bank purchased approximately $21 million automobile loans from another financial institution and were selected based on the fact that they were seasoned (remaining average life of approximately 3 years) and had no history of delinquency.

The following table shows the composition of the loan portfolio of the Bank by type loan.


(Thousands of Dollars)

                                  MARCH 31, 1999        DECEMBER 31, 1998
                                  --------------        -----------------

Commercial and industrial         $ 12,535                     $13,643
Commercial real estate               1,641                       1,518
Consumer loans                      31,793                      11,423
Residential mortgages               30,186                      31,365
                                   -------                     -------
            Total Loans            $76,156                     $74,162
                                   =======                     =======


Residential mortgage loans at March 31, 1999 comprise the greatest percentage of total loans representing approximately 39.6% of total loans However, these loans as a percentage of the total portfolio continue to decline as mortgage loan balances decline due to refinancing and payoffs/paydowns while other loan categories such as commercial loans and consumer loans continue to increase.

Allowance for Loan Losses

The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. The following Table presents an analysis of the allowance for loan losses.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                             QUARTER ENDED
                                            MARCH 31, 1999
                                            --------------
  (Dollars in thousands)

Balance at January 1                           $   680
                                                ------
Charge-offs:
    Commercial and industrial                      --
    Commercial real estate                         --
    Residential mortgages                          --
    Consumer loans                                 (54)
                                                   (54)
Recoveries                                          51
                                              --------
Net charge-offs                                     (3)
Additions charged to operations                     65
                                                   -
Balance at December 31                         $   742
Ratio of net charge-offs to average
    loans outstanding                             0.004%

The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.


The allowance for loan losses as a percentage of total loans was .97% at March 31, 1999. In evaluating the adequacy of the allowance for loan loss, only the net exposure (un-guaranteed portion) should be considered. As a result of the loan portfolio composition (primarily residential mortgage loans, Small Business Administration (SBA) guaranteed loans, and guaranteed student loans), less than 25% of the loan portfolio represents some level of risk--no guarantee features, significant collateral, or proven track record of repayment. In addition, the Bank has an excellent collection record. During the quarter ending March 31, 1999, charge-offs as a percentage of total loans represented .004%.


Nonperforming  and nonaccrual Loans

   The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 1999, non-accrual loans were $1.5 million. Approximately $864 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

  The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the economy of the region.

     At March 31, 1999, approximately 35% of the commercial loan portfolio of the Bank were concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the religious community of the Philadelphia region. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 1999, none of these loans was nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by $7.1 million, or 21.92%, during the quarter ended March 31, 1999. The increase is due the temporary deployment of the proceeds from the sale of $11 million in student loans in Federal Funds Sold until automobile loans were purchased in February 1999.

     The investment portfolio of the Bank primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

Deposits

     Non-interest bearing demand deposits increased on average by approximately $1.8 million, or 9.15%, during the quarter ended March 31, 1999. The increase was primarily due to increased marketing and cross selling efforts. This strategy was employed to increase the level of core deposits as well by capitalizing the recent regional mega-bank mergers that have taken place within the last year.

     Interest bearing demand deposits increased on average by approximately $753 thousand, or 3.33%, during the quarter ended March 31, 1999. The increase was primarily due to the continued marketing of the "Prestige" premium checking product that was introduced in March 1998. This product offers such benefits as life insurance, discount shopping, etc.

     Time Deposits declined on average by $2.8 million, or 7.61%, during the quarter ended March 31, 1999. This decrease was primarily attributable to the maturity of large certificates of deposits. The Bank continues its strategy of building a low cost core deposit base.

Other Borrowed Funds

     The average balance for other borrowed funds increased $33 thousand, or 2.10%, during the quarter ended March 31, 1999. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

Commitments and Lines of Credit

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in extending loans, and are subject to the normal credit policies of the Bank. Collateral may be obtained based on management's assessment of the customer. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of those instruments.

     The Bank's financial instrument commitments at March 31, 1999 are summarized below:

Commitments to extend credit                      $7,245,00
Outstanding letter of credit                       $259,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 1999, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.


     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. At March 31, 1999, the average duration of the investment portfolio was 2.48 years. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $5.3 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

   The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 1999:

                                               (Thousands of
                                                  dollars)
                                               -------------
3 months or less                                   $ 4,808
Over 3 through 12 months                             8,585
Over 1 through five years                              340
Over five years                                        122
                                                   -------
     Total                                         $13,855
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

     At March 31, 1998, a liability sensitive position is maintained on a cumulative basis through 1 year of -10.6% which is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at March 31, 1999 are as follows:



                                                MARKET VALUE OF                    PERCENT OF
                 CHANGES IN RATE                PORTFOLIO EQUITY                     CHANGE
                 ---------------                ----------------                     ------
                                             (Dollars in thousands)

               +400 basis points                 $  87,941                            (20.88)%
               +300 basis points                    93,743                            (15.66)
               +200 basis points                    99,545                            (10.44)
               +100 basis points                   105,347                             (5.22)
               Flat rate                           111,149                            -
               -100 basis points                   116,951                              5.22
               -200 basis points                   122,753                             10.44
               -300 basis points                   128,555                             15.66
               -400 basis points                   134,357                             20.88


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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at March 31, 1999. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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


Capital Resources

     Total shareholders' equity increased approximately $1 million during the quarter ended March 31, 1999. The increase during the quarter was due to the sale of $1 million Class B, non-voting Common Stock to another financial institution as well as internal capital generation in the form of net income of approximately $35 thousand.

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

                                    MARCH 31,           DECEMBER 31,
                                       1999                 1998
                                    ---------           ------------

Tier 1 Capital                       $ 9,855              $ 8,823
Tier 2 Capital                           742                   679
                                     -------              -------
    Total Qualifying Capital         $10,597              $ 9,502
                                     =======              =======

Risk Adjusted Total Assets
  (including off-
  balance sheet exposures)          $72,442               $54,373
Tier 1 Risk-Based Capital Ratio      13.60%                16,23%
Tier 2 Risk-Based Capital Ratio      14.62%                17.48%
Leverage Ratio                        8.59%                 7.62%

RESULTS OF OPERATIONS

Summary

     The Bank had net income of approximately $35 thousand ($.04 per common share) for the quarter ended March 31, 1999 compared to net income of $24 thousand ($.03 per common share) for the same quarter in 1998. Net income for the quarter ending March 31, 1998 included a $30 thousand gain on the sale of $2 million in student loans. Excluding the gain on the sale of loans, there was a $41 thousand improvement in the Bank's operating performance during the quarter ended March 31, 1999 compared to 1998. This improvement is primarily a result of an increased level of customer service fees--from $294 thousand in 1998 to $396 thousand in 1999.

Net Interest Income

     Net interest income is an effective measure of how well management has balanced the Bank's interest rate sensitive assets and liabilities. Net interest income, the difference between (a) interest and fees on interest earning assets and interest paid on interest-bearing liabilities, is a significant component of the earnings of the Bank. Changes in net interest income result primarily from increases or decreases in the average balances of interest earning assets, the availability of particular sources of funds and changes in prevailing interest rates.

     Net interest income increased $34 thousand, or 2.76%, for the quarter ended March 31, 1999 compared to 1998. The increase was primarily attributable to a lower interest rate environment that resulted in a reduction in interest paid on deposit accounts. Conversely, much of the loan portfolio of the Bank is fixed rate in nature and does not fluctuate with prime. The result was an increase in the net interest margin.

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

     The provision for loan losses charged against earnings for the quarter ending March 31, 1999 was $65 thousand compared to $26 thousand for the same quarter in 1999. The increase is due to the increase in the amount of loans outstanding as well as specific provision made for one community development loan in the commercial loan portfolio of the Bank.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Deposit-related noninterest income increased approximately $100 thousand during the quarter ended March 31, 1999 compared to 1998. Approximately $55 thousand of the increase was attributable to a higher level of service charges on demand deposit products. The level of demand deposits increased approximately $3 million from March 1998 to March 1999 as a result of new product offerings (i.e. "Prestige" premium checking) as well as increased marketing and cross-selling efforts. In addition, ATM surcharge fees continue to increase as a result of growth in the ATM network from 28 to 31 machines.

Noninterest expense

     Salaries and benefits increased $62 thousand, or 10.1%, during the quarter ended March 31, 1999 compared to 1998. This increase is primarily attributable to annual raises for employees as well as filling unfilled staff positions. Management continues to recognize the need to grow the deposit level of the Bank to generate operating economies of scale and net interest income to cover the cost of operations

     Data processing expenses represented .78% and .81% of the total average assets for the quarters ended March 31, 1999 and 1998, respectively. Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers. In an effort to reduce these costs, the Bank has systematically and strategically sold portions of its student loan portfolio and replaced it with commercial and other consumer loans with lower servicing costs.

     Occupancy expense increased approximately $28 thousand for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This increase is primarily attributable to annual escalations in lease payments and maintenance contract cost to service the Bank's growing ATM network. In addition, the "free rent" lease from the Resolution Trust Corporation (RTC, now
FDIC) on the Bank's Wadsworth Avenue Branch expired in July 1998. The Bank has extended the lease through June 30, 1999 at a monthly rate of $1,875. Options are currently under evaluation as to whether the Bank will purchase this branch office or seek other lease arrangements.

     Marketing and public relations expense increased approximately $46 thousand for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The increase was primarily related to the new "Prestige" premium checking product for which the Bank pays an outside vendor to provide premiums (i.e. life insurance, discount shopping, etc.)

     Professional Services increased approximately $13 thousand, or 21.4%, for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This increase is primarily attributable to consulting fees related to the Year 2000 Remediation Plan and Customer Awareness seminars.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

REGULATORY MATTERS

     At March 31, 1999, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

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

     The Company has conducted a comprehensive review of its computer systems, both internal and outsourced processing, to identify the systems that could be affected by the "Year 2000" issue and has developed a Year 2000 Plan to modify or replace the affected systems and test them for Year 2000 readiness. To date, the Company has taken the following actions to mitigate the potential effects of the Year 2000 issue The Bank has upgraded all applicable computer systems (hardware and software) to be Year 2000 ready. Management is currently testing all systems to ensure Year 2000 Compliance and is developing an implementation plan to resolve the issue.

* The Board of Directors has adopted a Year 2000 Plan that Management is currently implementing. The Plan address the overall status of the Year 2000 Project, details of the Company's contingency plan, describes mission critical systems and non-mission critical systems, identifies all third party vendors and applicable testing strategies and test dates. The Company is in the process of writing a Year 2000 Business Resumption Plan that contains all mission critical systems and services. This Plan will be completed by June 30, 1999.

* The Company has established a Year 2000 Committee consisting of members of senior management which currently meets at least monthly to discuss progress on the Year 2000 Plan, and

* A Year 2000 budget has been developed which estimates the cost associated with Year 2000 readiness. Current estimates of the cost to be incurred to prepare for the Year 2000 range from do not exceed $200,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance.

* The Bank holds customer awareness seminars and has contacted its major loan and deposit customers to advise them to review their own systems for possible Year 2000 problems. In determining credit risk for existing customers as well as in making credit decisions for major borrowers, the Bank considers the impact of the Year 2000 issues.

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

REPORTING COMPREHENSIVE INCOME

In January 1998, the Bank adopted SFAS No. 130, Reporting Comprehensive Income. This standard establishes new standards for reporting comprehensive income that includes net income as well as certain other items that result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

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

ITEM 5.  OTHER INFORMATION.

In December, 1998, the Registrant sold an additional 83,333 shares of its Class B Common Stock to First Union Corporation ("First Union") for a purchase price of $12 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Securities Exchange Act of 1933 (the "Act").

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

                              UNITED BANCSHARES, INC.




Date: May 19, 1999                /s/ EMMA C. CHAPPELL
                                  ----------------------------
                                  Emma C. Chappell
                                  Chairman, President & CEO


                                  /s/ BRENDA HUDSON-NELSON
                                  ----------------------------
                                  Brenda Hudson-Nelson
                                  Controller