Form 10-Q
period 1999-06-30
UNITED BANCSHARES INC /PA
filed 1999-08-20
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  -----------
                                   FORM 10-Q
                                  -----------
(Mark One)

     _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED JUNE 30, 1999 OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
          PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of August 15, 1999, 832,087 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 143,150 shares were outstanding as of August 15, 1999. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of August 15, 1999, 166,666 shares of Class B Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                             UNITED BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                          June 30,       December 31,
                                                                            1999            1998
                                                                       -------------------------------
Assets
Cash and due from banks                                                     7,149,013       3,675,010
Interest bearing deposits with banks                                          357,467         350,024
Federal funds sold                                                         10,205,000      12,318,000
                                                                          -----------     -----------
Cash & cash equivalents                                                    17,711,480      16,343,034

Investment securities:
     Held-to-maturity, at amortized cost                                   13,986,010       8,049,875
     Available-for-sale, at market value                                    6,693,419      35,146,148

Loans, net of unearned discount                                            66,713,100      57,950,133
Less: allowance for loan losses                                              (762,705)       (679,557)
                                                                          -----------     -----------
Net loans                                                                  65,950,395      57,270,576

Bank premises & equipment, net                                              1,471,136       1,565,131
Accrued interest receivable                                                 2,370,752       1,749,623
Other real estate owned                                                       365,847         262,368
Prepaid expenses and other assets                                           4,976,785       1,595,925
                                                                          -----------     -----------
Total Assets                                                              113,525,824     121,982,681
                                                                          ===========     ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                      21,379,020      19,999,226
Demand deposits, interest bearing                                          21,733,891      29,114,484
Savings deposits                                                           24,072,369      23,393,986
Time deposits, $100,000 and over                                           12,304,198      13,942,008
Time deposits                                                              21,216,584      22,614,098
                                                                          -----------     -----------
                                                                          100,706,062     109,063,802

Long-term debt                                                                      0          11,191
Securities sold to repurchase                                                       0       1,557,755
Accrued interest payable                                                      540,180         598,352
Accrued expenses and other liabilities                                      2,200,318       1,847,665
                                                                          -----------     -----------
Total Liabilities                                                         103,446,561     113,078,365

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                      1,432           1,330
   500,000 shrs auth., 143,150 and 132,999 issued and
   outstanding at June 30, 1999 and December 31, 1998, respectively
 Common stock, $.01 par value; 2,000,000 shares authorized;
   998,753 and 913,490 shares issued and outstanding at June 30, 1999           9,977           9,134
   and December 31, 1998, repectively.
 Additional-paid-in-capital                                                13,510,481      12,286,233
 Accumulated deficit                                                       (3,418,249)     (3,428,169)
 Net unrealized gain on available-for-sale securities                         (24,379)         35,788
                                                                          -----------     -----------
Total Shareholders' equity                                                 10,079,262       8,904,316
                                                                          -----------     -----------
                                                                          113,525,823     121,982,681
                                                                          ===========     ===========


                             UNITED BANCSHARES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   QUARTER ENDED       QUARTER ENDED     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,           JUNE 30,            JUNE 30,            JUNE 30,
                                                        1999               1998                1999                1998
                                                 -----------------------------------------------------------------------------------
Interest Income:
     Interest and fees on loans                      $ 1,476,083         1,642,184           2,933,741           3,245,515
     Interest on investment securities               $   287,120           269,016             707,640             549,897
     Interest on Federal Funds sold                  $    92,249           184,846             222,972             319,402
     Interest on time deposits with other banks      $     5,030             3,661               9,334              11,231
                                                     -----------         ---------           ---------           ---------
Total interest income                                $ 1,860,482         2,099,707           3,873,687           4,126,045

Interest Expense:
     Interest on time deposits                       $   403,920           483,238             829,175             980,570
     Interest on demand deposits                     $   125,896           153,111             268,820             304,776
     Interest on savings deposits                    $   101,467           115,265             197,350             226,244
     Interest on borrowed funds                      $        40            22,603              19,093              32,291
                                                     -----------         ---------           ---------           ---------
Total interest expense                               $   631,323           774,217           1,314,438           1,543,881

NET INTEREST INCOME                                  $ 1,229,159         1,325,490           2,559,249           2,582,164

Provision for loan losses                            $    75,000            40,000             140,000              65,500
                                                     -----------         ---------           ---------           ---------

NET INTEREST INCOME LESS PROVISION FOR
     LOAN LOSSES                                     $ 1,154,159         1,285,490           2,419,249           2,516,664
                                                     -----------         ---------           ---------           ---------

Noninterest income:
    Gain on sale of loans                            $    39,969                 0              43,857              29,688
    Customer service fees                            $   430,159           342,574             826,097             636,370
    Other income                                     $    28,025            42,052              62,524              68,887
                                                     -----------         ---------           ---------           ---------
Total noninterest income                             $   498,153           384,626             932,478             734,945

Non-interest expense
     Salaries, wages, and employee benefits          $   639,216           631,069           1,313,472           1,243,383
    Occupancy and equipment                          $   308,148           319,900             619,521             602,875
    Office operations and supplies                   $   133,881           101,815             261,318             235,222
    Marketing and public relations                   $    47,644            65,201             113,926              85,940
    Professional services                            $    70,415            61,262             143,208             121,185
    Data processing                                  $   229,143           221,777             451,090             444,965
    Other noninterest expense                        $   248,793           249,132             438,675             473,880
                                                     -----------         ---------           ---------           ---------
Total non-interest expense                           $ 1,677,240         1,650,156           3,341,210           3,207,450
                                                     -----------         ---------           ---------           ---------
     NET INCOME (LOSS)                               ($   24,929)           19,960              10,517              44,159
                                                     ===========         =========           =========           =========

     EARNINGS PER SHARE-BASIC                        ($     0.03)        $    0.11           $    0.01           $    0.05
     EARNINGS  PER SHARE-DILUTED                     ($     0.03)        $    0.11           $    0.01           $    0.05
                                                     -----------         ---------           ---------           ---------
Weighted average number of shares                        978,730           816,355             978,730             823,695
                                                     ===========         =========           =========           =========

                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                          SIX MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                              1999                  1998
                                                              ----                  ----

Cash flows from operating activities
Net income                                                $     10,517                44,159
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                 140,000                65,500
     Gain on sale of loans                                      43,857                29,688
     Depreciation and amortization                             398,487               301,356
     Realized investment securities gains                            0                 1,201
     Proceeds from sale of student loans                     3,059,983             2,022,500
     Increase (decrease) in accrued interest
       receivable and other assets                          (4,105,468)             (401,719)
     Increase (decrease) in accrued interest
       payable and other liabilities                           294,481               278,226
                                                          ------------          ------------
Net cash provided by operating activities                     (168,659)            2,340,911

Cash flows from investing activities
Purchase of investments-Available-for-Sale                  (6,027,846)           (9,752,787)
Purchase of investments-Held-to-Maturity                    28,452,729            (3,000,000)
Proceeds from maturity & principal reductions
  of investments-Available-for-Sale                                                9,015,655
Proceeds from maturity & principal reductions
  of investments-Held-to-Maturity                                                  4,527,847
Proceeds from sale of investment securities
  Available-for-Sale                                                 0             3,425,663
Purchase of automobile loans                               (21,982,333)                    0
Net (increase) decrease in loans                            10,076,233            (3,425,663)
Purchase of premises and equipment                            (289,161)             (157,668)
                                                          ------------          ------------
Net cash (used in) investing activities                     10,229,622              (814,713)

Cash flows from financing activities
Net increase (decrease) in deposits                         (8,357,740)            7,838,486
Repayments on long term debt                                   (11,191)              (16,057)
Other borrowed funds                                        (1,557,755)            1,217,073
Proceeds from sale of common stock                             234,158                64,620
Reverse repurchase agreement                                 1,000,000               482,518
                                                          ------------          ------------
Net cash provided by financing activities                   (8,692,578)            9,586,640

Increase in cash and cash equivalents                        1,368,446            11,112,839

Cash and cash equivalents at beginning of period            16,343,034            12,759,696

Cash and cash equivalents at end of period                  17,711,480            23,872,535
                                                          ============          ============
Supplemental disclosures of cash flow information
Cash paid during the period for interest                       906,211               991,159
                                                          ============          ============


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

Selected Financial Data

     The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars,                   Quarter ended      Quarter ended
except per share data)                   June 30, 1999      June 30, 1998
----------------------                   -------------      -------------

Net interest income                         $1,229              $1,285
Provision for loan losses                       75                  40
Noninterest income                             498                 385
Noninterest expense                          1,677               1,650
Net income (loss)                             ($25)                $20

Earnings per share-basic and diluted         ($.03)               $.05

Balance sheet totals:                   June 30, 1999      December 31, 1998
---------------------                   -------------      -----------------
Total assets                               $113,525             $121,983
Loans, net                                 $ 65,950             $ 57,270
Investment securities                      $ 20,679             $ 43,196
Deposits                                   $100,706             $109,064
Shareholders' equity                       $ 10,079             $  8,904

Ratios
Return on assets                             .01%                 .01%
Return on equity                             .11%                 .14%
Equity to assets ratio                      8.34%                6.40%


Financial Condition

Sources and Uses of Funds

     The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $9.9 million, or 8.91%, during the quarter ending June 30, 1999. Average funding uses also decreased $8.9 million, or 8.48%, for the same quarter.

Sources and Uses of Funds Trends


                                 June 30, 1999                                          March 31, 1999
                                    Average        Increase (Decrease)                     Average
                                    Balance            Amount                %             Balance
--------------------------------------------------------------------------------------------------------
Funding uses:
     Loans                         $  74,114              3,164           4.46%           $  70,950
     Investment securities
        Held-to-maturity              10,090            (13,030)        (56.36%)             23,120
        Available-for-sale             7,822              2,809          56.03%               5,013
     Federal funds sold                9,018             (2,825)        (23.85%)             11,843
                                   ---------          ---------                           ---------
         Total  uses               $ 101,044          ($  9,882)                          $ 110,926
                                   =========          =========                           =========

Funding sources:
Demand deposits
     Noninterest-bearing           $  19,514          ($  2,033)          9.44%           $  21,547
     Interest-bearing                 20,367             (3,008)        (12.87%)             23,375
Savings deposits                      21,191             (3,098)        (12.75%)             24,289
Time deposits                         35,287                766           2.22%              34,521
Other borrowed funds                       1             (1,552)        (99.94%)              1,553
                                   ---------          ---------                           ---------
          Total sources            $  96,360          ($  8,925)                          $ 105,285
                                   =========          =========                           =========



Loans

     Average loans increased approximately $3.2 million, or 4.46%, during the quarter ended June 30, 1999. This increase was primarily due to the purchase of $21 million seasoned automobile loans from another financial institution in February 1999. These loans have an average remaining average life of approximately 3 years and have no history of delinquency. Automobile loans were strategically purchased to replace lower yielding/higher cost to service student loans that were sold in December 1998.

     The following table shows the composition of the loan portfolio of the Bank by type loan. (Thousands of Dollars)

                                   June 30,              December 31,
                                    1999                    1998
                                   -------                -------
Commercial and industrial          $12,154                $13,643

Commercial real estate               1,527                  1,518
Consumer loans                                             11,423
                                    24,907
Residential mortgages               28,124                 31,365
                                   -------                -------
            Total Loans            $65,950                $57,950
                                   =======                =======


     Residential mortgage loans at June 30, 1999 comprise the greatest percentage of total loans representing approximately 43% of total loans. However, these loans continue to decline due to refinancings and payoffs/paydowns.

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


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                     Quarter Ended
                                     June 30, 1999
  (Dollars in thousands)

Balance at January 1                        $ 680
                                            -----
Charge-offs:
    Commercial and industrial                --
    Commercial real estate                   --
    Residential mortgages                    --
    Consumer loans                           (142)
                                            -----
                                             (142)
Recoveries                                     85
                                            -----
Net charge-offs                               (57)
Additions charged to operations               140
                                            -----
Balance at December 31                      $ 763
                                            =====
Ratio of net charge-offs to average
    loans outstanding                        0.08%
                                            =====

     The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

     The allowance for loan losses as a percentage of total loans was 1.03% at June 30, 1999. In evaluating the adequacy of the allowance for loan loss, only the net exposure (un-guaranteed portion) should be considered. As a result of the loan portfolio composition (primarily residential mortgage loans, Small Business Administration (SBA) guaranteed loans, and guaranteed student loans), less than 25% of the loan portfolio represents some level of risk--no guarantee features, significant collateral, or proven track record of repayment. In addition, the Bank has an excellent collection record. At June 30, 1999, charge-offs as a percentage of total loans represented .08%.


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 1999, non-accrual loans were $1.4 million. Approximately $520 thousand of the total nonaccrual loans were residential mortgages while the remainder consisted primarily of loans with SBA guarantees. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the economy of the region.

     At June 30, 1999, approximately 33% of the commercial loan portfolio of the Bank were concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the religious community of the Philadelphia region. Loans made to these organizations were primarily for expansion and repair of church facilities. At June 30, 1999, none of these loans was nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, decreased on average by $13 million, or 32.63%, during the quarter ended June 30, 1999. This decrease is due the use of funds from maturing securities to purchase $21 million in automobile loans in February 1999.

     The investment portfolio of the Bank primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

Deposits

     Non-interest bearing demand deposits decreased on average by approximately $2 million, or 9.44%, during the quarter ended June 30, 1999. The decrease was primarily due to normal fluctuations in account balances for significant deposit relationships. The Bank continues to employ marketing/acquisition strategies to increase the level of core deposits to capitalize on the recent regional mega-bank mergers that have taken place within the last year.

     Interest bearing demand deposits decreased on average by approximately $3 million, or 12.87%, during the quarter ended June 30, 1999. The decrease was also due to normal fluctuations in account balances of significant accountholders. To build core balances, the Bank continues to market its "Prestige" premium checking product that was introduced in March 1998. This product offers such benefits as life insurance, discount shopping, etc.

     Time Deposits increased on average by $766 thousand, or 2.22%, during the quarter ended June 30, 1999. The Bank continues its strategy of building a low cost core deposit base by seeking deposits less than $100,000. It does not purchase brokered deposits.

Other Borrowed Funds

     The average balance for other borrowed funds decreased $1.5 million, or 99.94%, during the quarter ended June 30, 1999. The significant decline is a result of the maturity of a reverse repurchase agreement in March 1999. The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds.

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

     The Bank's financial instrument commitments at June 30, 1999 are summarized below:

          Commitments to extend credit             $6,044,000
          Outstanding letter of credit             $  259,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 1999, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. At June 30, 1999, the average life of the investment portfolio was 4.28 years. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $5.8 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 1999:

                                             (Thousands of
                                                dollars)
       3 months or less                         $ 7,998
       Over 3 through 12 months                   3,982
       Over 1 through five years                    200
       Over five years                              124
             Total                              $12,304


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

     At June 30, 1999, a liability sensitive position is maintained on a cumulative basis through 1 year of -3.98% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at June 30, 1999 are as follows:


                                 Market value of             Percent of
       Changes in rate            portfolio equity              change
       ---------------            ----------------              ------
                               (Dollars in thousands)
     +400 basis points              $  1,317                   (84.75)%
     +300 basis points                 3,033                   (64.88)
     +200 basis points                 4,814                   (44.26)
     +100 basis points                 6,888                   (20.25)
     Flat rate                         8,637                     --
     -100 basis points                10,580                    22.49
     -200 basis points                12,278                    42.16
     -300 basis points                13,896                    60.88
     -400 basis points                15,573                    80.30

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at June 30, 1999. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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


Capital Resources

     Total shareholders' equity increased approximately $220 thousand during the quarter ended June 30, 1999. The increase during the quarter was primarily due to the sale of approximately $200,000 in Series A Preferred Stock.

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

                                               June 30,       December 31,
                                                 1999            1998
                                                 ----            ----
Tier 1 Capital                                  $10,069          $ 8,823
Tier 2 Capital                                      763              679
                                                -------          -------
    Total Qualifying Capital                    $10,832          $ 9,502
                                                =======          =======

Risk Adjusted Total Assets
(including off-balance sheet exposures)         $65,699          $54,373
Tier 1 Risk-Based Capital Ratio                  15.32%           16.23%
Tier 2 Risk-Based Capital Ratio                  16.49%           17.48%
Tier 1Leverage Ratio                              8.94%            7.62%

Results of Operations

Summary

     The Bank had a net loss of approximately $25 thousand ($.03 per common share) for the quarter ended June 30, 1999 compared to net income of $20 thousand ($.05 per common share) for the same quarter in 1998. The decline in earnings is primarily attributable to increased provisions for loan losses related to one community development loan.

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

     Net interest income increased $56 thousand, or 4.36%, for the quarter ended June 30, 1999 compared to 1998. The decrease was primarily attributable to a lower average loan balances compared to 1998 as well as an increase in interest-bearing deposit levels.

Provision for Loan Losses

     The Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. The adoption of these standards did not have a material impact on the Bank's financial position or results of operations. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate. The provision for loan losses charged against earnings for the quarter ending June 30, 1999 was $75 thousand compared to $40 thousand for the same quarter in 1998. The increase is due to a specific provision made for one community development loan in the commercial loan portfolio of the Bank. This loan, which has a total exposure of $700 thousand, is currently in noaccrual status and carries a 50% reserve. Management is working closely with the borrower to ensure completion of the development and full repayment of the loan.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Customer service fees increased $88 thousand, or 26%, during the quarter primarily attributable to growth in ATM surcharge fees---the Bank increased its fees for non-customers from $1.00 to $1.50 in April 1999 and continues to install new ATM machines throughout the region.

Noninterest expense

     Salaries and benefits increased $8 thousand, or 1.26%, during the quarter ended June 30, 1999 compared to 1998. This increase is primarily attributable to annual raises for employees as well as filling unfilled staff positions.

     Data processing expenses represented .78% and .85% of the total average assets for the quarters ended June 30, 1999 and 1998, respectively. Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers. In an effort to reduce these costs, the Bank has systematically and strategically sold portions of its student loan portfolio and replaced it with commercial and other consumer loans with lower servicing costs

     Marketing and public relations expense decreased approximately $18 thousand for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. The decrease was primarily related to the utilization of a strategic marketing plan during 1999 to generate business for less cost. Media utilized included radio, newspaper, and conventions.

     Professional Services increased approximately $8 thousand, or 13.1%, for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. This increase is primarily attributable to consulting fees related to the Year 2000 Remediation Plan and Customer Awareness seminars.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     At June 30, 1999, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

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

     The Bank has upgraded all applicable computer systems (hardware and software) to be Year 2000 ready. Management has completed testing all systems to ensure Year 2000 Compliance.

     The Board of Directors has adopted a Year 2000 Plan that Management is currently implementing. The Plan address the overall status of the Year 2000 Project, details of the Company's contingency plan, describes mission critical systems and non-mission critical systems, identifies all third party vendors and applicable testing strategies and test dates. The Company has written a Year 2000 Business Resumption Plan that contains all mission critical systems and services. This Plan was completed by June 30, 1999.

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

Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the FASB issued SFAS No. 131, which is effective for all periods beginning after December 15, 1998. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic area in which they operate and their major customers. Management has determined that the Bank operates in one segment, namely community banking.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     A writ of summons was filed by Monument Financial Group, Inc. and Ronald Hatfield, respectively, an accountholder and its principal (collectively, the "Plaintiffs") to commence an action against the Bank in the Court of Common Pleas, Philadelphia County on June 29,1999. The suit involves the processing of transactions in alleged non-compliance with the deposit contract. This action by the Bank allegedly resulted in a loss to the Plaintiffs in an undetermined amount. Plaintiffs have not yet filed a complaint and have, therefore, not specified the alleged damages, but have indicated that the alleged damages are in excess of $50,000. The Bank cannot comment further on the litigation until a complaint is filed alleging a specific cause of action.

     No other material claims have been instituted or threatened by or against Registrant or its affiliates other than in the ordinary course of business.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) An annual meeting of the security holders of the Registrant was held on June 5, 1999.

     (b) Proxies for the annual meeting of the Registrant scheduled for June 5, 1999, (the "Annual Meeting") were solicited by proxy statement filed with the Commission.

     (c) The following matters were voted upon at the Annual Meeting:

                     1.  ELECTION OF DIRECTORS

     The following individuals were elected as directors of the Registrant:

                           S. Amos Brackeen
                           Emma C. Chappell
                           William B. Moore


     An affirmative vote of approximately 426,000 shares representing 99% of the votes cast and 51% of the shares entitled to vote were cast in favor of the election of these Board members.


                             2. INDEPENDENT AUDITORS

     The shareholders ratified the selection of Grant Thornton LLP as independent auditors to audit and certify consolidated financial statements of UBS for the year ending December 31, 1998 and to provide certain accounting services to UBS during 1999. Grant Thornton LLP has served in this capacity since October, 1997.

     An affirmative vote of approximately 415,000 shares representing 97% of the votes cast and 50% of the shares entitled to vote were cast in favor of this proposal.

                  3. RATIFICATION OF ESTABLISHMENT OF CLASS OF
                            NON-VOTING COMMON STOCK.

     On September 30, 1998 the Articles of Incorporation of UBS were amended, by filing of Articles of Amendment with the Commonwealth of Pennsylvania on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of August 15, 1999, 166,666 shares of Class B Common Stock were issued and outstanding.

     The shareholders ratified the establishment of the Class B Common Stock by affirmative vote of approximately 402,000 shares representing 94% of the votes cast and 48% of the shares entitled to vote were cast in favor.


Item 5.  Other Information.

      None


Item 6. Exhibits and Reports on Form 8-K.

     (a) A list of the exhibits submitted with this Form 10-Q are as follows:

          Copy of the Registrant's Call Report for the Period ending June 30, 1999. [Filed with Schedule SE]


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED BANCSHARES, INC.



Date: August 20, 1999                 /S/  EMMA C. CHAPPELL
                                           ------------------------
                                           Emma C. Chappell
                                           Chairman, President & CEO


                                      /S/  BRENDA HUDSON-NELSON
                                           ------------------------
                                           Brenda Hudson-Nelson
                                           Controller