Form 10-Q
period 1999-09-30
UNITED BANCSHARES INC /PA
filed 1999-11-19
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                             UNITED BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
--------------------------------------------------------------------------------
                                 SEC File Number

     Pennsylvania                                        23-2802415
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

300 North Third Street, Philadelphia, PA                   19106
--------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

                                 (215) 829-2265
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of November 15, 1999, 1,023,753 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 132,999 shares were outstanding as of November 15, 1999. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 15, 1999, 196,666 shares of Class B Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             UNITED BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              September 30,      December 31,
                                                                                  1999                1998
                                                                            ---------------------------------
Assets
Cash and due from banks                                                        8,411,092            3,675,010
Interest bearing deposits with banks                                             361,473              350,024
Federal funds sold                                                            12,545,000           12,318,000
                                                                            ---------------------------------
Cash & cash equivalents                                                       21,317,565           16,343,034

Investment securities:
     Held-to-maturity, at amortized cost                                      46,879,269            8,049,875
     Available-for-sale, at market value                                      11,319,961           35,146,148

Loans , net of unearned discount                                              63,974,071           57,950,133
Less: allowance for loan losses                                                 (769,072)            (679,557)
                                                                            ---------------------------------
Net loans                                                                     63,204,999           57,270,576

Bank premises & equipment, net                                                 3,732,584            1,565,131
Accrued interest receivable                                                    1,337,282            1,749,623
Other real estate owned                                                          145,780              262,368
Prepaid expenses and other assets                                              4,149,543            1,595,925
                                                                            ---------------------------------
Total Assets                                                                 152,086,983          121,982,681
                                                                            =================================

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                         31,153,766           19,999,226
Demand deposits, interest bearing                                             33,972,430           29,114,484
Savings deposits                                                              36,772,892           23,393,986
Time deposits, $100,000 and over                                              10,635,613           13,942,008
Time deposits                                                                 25,607,380           22,614,098
                                                                            ---------------------------------
                                                                             138,142,082          109,063,802
Long-term debt                                                                         0               11,191
Securities sold to repurchase                                                          0            1,557,755
Obligations under Capital Leases                                               1,483,000
Accrued interest payable                                                         568,746              598,352
Accrued expenses and other liabilities                                         1,794,806            1,847,665
                                                                            ---------------------------------
Total Liabilities                                                            141,988,634          113,078,365

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                         1,432                1,330
   500,000 shrs auth., 143,150 and 132,999 issued and outstanding at
September 30, 1999 and December 31, 1998, respectively Common stock,
   $.01 par value; 2,000,000 shares authorized; 998,753 and 913,490
   shares issued and outstanding at September 30, 1999 and                         9,988                9,134
   December 31, 1998, repectively
 Additional-paid-in-capital                                                   13,810,470           12,286,233
 Accumulated deficit                                                          (3,646,735)          (3,428,169)
 Net unrealized gain on available-for-sale securities                            (76,804)              35,788
                                                                            ---------------------------------
Total  Shareholders' Equity                                                   10,098,350            8,904,316
                                                                            ---------------------------------
Total Liabilities & Shareholders' Equity                                     152,086,983          121,982,681
                                                                            =================================

                             UNITED BANCSHARES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    Quarter ended    Quarter ended  Nine months ended  Nine months ended
                                                    September 30,     September 30,    September 30,    September 30,
                                                        1999             1998             1999              1998
                                                    --------------------------------------------------------------
Interest Income:
     Interest and fees on loans                      $1,289,534       $1,521,678       $4,223,275       $4,767,193
     Interest on investment securities                 $389,654         $330,314       $1,097,294         $880,211
     Interest on Federal Funds sold                    $202,996         $198,239         $425,968         $517,641
     Interest on time deposits with other banks          $7,915           $3,550          $17,249          $14,781
                                                    --------------------------------------------------------------
Total interest income                                $1,890,099       $2,053,781       $5,763,786       $6,179,826

Interest Expense:
     Interest on time deposits                         $423,268         $458,646       $1,252,443       $1,439,216
     Interest on demand deposits                       $195,743         $156,819         $464,563         $461,595
     Interest on savings deposits                       $34,246         $103,562         $231,596         $329,806
     Interest on borrowed funds                              $0          $21,397          $19,093          $53,688
                                                    --------------------------------------------------------------
Total interest expense                                 $653,257         $740,424       $1,967,695       $2,284,305

Net interest income                                  $1,236,842       $1,313,357       $3,796,091       $3,895,521

Provision for loan losses                               $75,000         $320,000         $215,000         $385,500
                                                    --------------------------------------------------------------
Net interest income less provision for
     loan losses                                     $1,161,842         $993,357       $3,581,091       $3,510,021
                                                    --------------------------------------------------------------

Noninterest income:
    Gain on sale of loans                                    $0           $4,674          $43,857          $34,362
    Customer service fees                              $477,016         $379,294       $1,303,113       $1,015,664
    Gain on sale of investments                              $0               $0               $0           $1,201
    Other income                                        $36,407          $32,771          $98,931         $100,457
                                                    --------------------------------------------------------------
Total noninterest income                               $513,423         $416,739       $1,445,900       $1,151,684

Non-interest expense
     Salaries, wages, and employee benefits            $704,096         $605,791       $2,017,568       $1,849,174
    Occupancy and equipment                            $391,766         $334,929       $1,011,287         $937,804
    Office operations and supplies                     $161,248         $157,062         $422,566         $392,284
    Marketing and public relations                      $65,399          $70,292         $179,325         $156,232
    Professional services                               $90,681          $68,942         $233,889         $190,127
    Data processing                                    $383,749         $219,347         $612,893         $664,312
    Other noninterest expense                          $328,757         $267,970         $767,432         $741,850
                                                    --------------------------------------------------------------
Total non-interest expense                           $3,580,990       $1,724,333       $5,244,960       $4,931,783
                                                    --------------------------------------------------------------

     Net income (loss)                                ($228,485)       ($314,237)       ($217,969)       ($270,078)
                                                    ==============================================================

     Earnings per share-basic                            ($0.23)          ($0.38)          ($0.22)          ($0.33)
     Earnings  per share-diluted                         ($0.23)          ($0.38)          ($0.22)          ($0.33)
                                                    --------------------------------------------------------------
Weighted average number of shares                       986,244          825,345          986,244          825,345
                                                    ==============================================================

                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended   Nine months ended
                                                                                      September 30,        September 30,
                                                                                           1999               1998
                                                                                      -------------------------------
Cash flows from operating activities
Net income (loss)                                                                         ($217,969)           44,159
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
              Provision for loan losses                                                     140,000            65,500
              (Gain) loss on sale of loans                                                   43,857            29,688
              Depreciation and amortization                                                 398,487           301,356
              Realized investment securities (gains) losses                                       0             1,201
              Proceeds from sale of student loans                                         3,059,985         2,022,500
              Increase (decrease) in accrued interest receivable and other assets        (4,105,468)         (401,719)
              Increase (decrease) in accrued interest payable and other liabilites          294,481           278,226
                                                                                      -------------------------------
Net cash provided by operating activities                                                  (168,659)        2,340,911

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                               (6,027,846)       (9,752,787)
Purchase of investments-Held-to-Maturity                                                 28,452,729        (3,000,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale                             9,015,655
Proceeds from maturity & principal reductions of investments-Held-to-Maturity                               4,527,847
Proceeds from sale of investment securities-Available-for-Sale                                    0         3,425,663
Purchase of automobile loans                                                            (21,982,333)                0
Net (increase) decrease in loans                                                         10,076,233        (3,425,663)
Purchase of premises and equipment                                                         (289,161)         (157,668)
                                                                                      -------------------------------
Net cash provided by (used in) investing activities                                      10,229,622          (814,713)

Cash flows from financing activities
Net increase (decrease) in deposits                                                      (8,357,740)        7,838,486
Repayments on long term debt                                                                (11,191)          (16,657)
Reverse repurchase agreement                                                             (1,557,755)        1,217,073
Net proceeds from issuance of common stock                                                  234,168            64,620
Net proceeds from issuance of preferred stock                                             1,000,000           482,518
                                                                                      -------------------------------
Net cash provided by (used in) financing activities                                      (8,692,518)        9,586,640

Increase (decrease) in cash and cash equivalents                                          1,368,446        11,112,838

Cash and cash equivalents at beginning of period                                         16,343,034        12,759,697

Cash and cash equivalents at end of period                                         0     17,711,480        23,872,535
                                                                                      ===============================

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                    906,211           991,159
                                                                                      ===============================

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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars,                        Quarter ended         Quarter ended
except per share data)                      September 30, 1999    September 30, 1998
Net interest income                                 $1,237                $1,313
Provision for loan losses                              75                   320
Noninterest income                                   1,011                 993
Noninterest expense                                  3,581                1,724
Net income (loss)                                   $(228)                $(314)

Earnings per share                                  ($.22)                ($.38)

Balance sheet totals:                         September 30, 1999    December 31, 1998
Total assets                                       $152,086              $121,983
Loans, net                                          $63,205              $57,270
Investment securities                               $58,199              $43,196
Deposits                                           $138,430              $109,064
Shareholders' equity                                $10,098               $8,904

Ratios
Return on assets                                    (.19)%                 .01%
Return on equity                                    (2.22)%                .14%
Equity to assets ratio                               8.44%                6.40%


Financial Condition

Sources and Uses of Funds
   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $5.9 million, or 6.17%, during the quarter ending September 30, 1999. Average funding uses increased $2.5 million, or 2.43%, for the same quarter.

Sources and Uses of Funds Trends

                                September 30, 1999                                                June 30,1999
                                      Average        Increase (Decrease)                             Average
                                      Balance              Amount                  %                 Balance
Funding uses:
     Loans                            $66,308             ($7,806)              (10.53%)             $74,114
     Investment securities
        Held-to-maturity               17,656                7566                74.99%               10,090
        Available-for-sale              7,528                (294)               (3.76%)               7,822
     Federal funds sold                12,010               2,992                33.18%                9,018
                                     --------              ------                                    -------
         Total  uses                 $103,502             ($2,458)                                  $101,044
                                     ========              ======                                    =======
Funding sources:
     Demand deposits
          Noninterest-bearing         $24,725              $5,211                26.70%              $19,514
          Interest-bearing             21,981               1,614                 7.92%               20,367
     Savings deposits                  22,371               1,180                 5.57%               21,191
     Time deposits                     33,232              (2,055)               (5.82%)              35,287
     Other borrowed funds                   1                  (0)                   0%                    1
                                     --------              ------                                    -------
          Total sources              $102,310              $5,950                                    $96,360
                                     ========              ======                                    =======

Loans
Average loans decreased approximately $8 million, or 10.53%, during the quarter ended September 30, 1999. This decrease was primarily due to repayments in the $21 million automobile loan portfolio purchased in February 1999. Paydowns in this portfolio are averaging $1 million per month. In addition, prepayments in the mortgage loan portfolio continue as consumers rush to refinance existing loans or sell existing homes to purchase new homes in anticipation of interest rate hikes. Strategies continue to be reviewed to originate and/or purchase loans to minimize the impact of portfolio paydowns.

The following table shows the composition of the Bank's loan portfolio by type loan.
(Thousands of Dollars)
                                           September   December
                                           30, 1999    31, 1998
Commercial and industrial                  $ 13,302     $13,643
Commercial real estate                        1,277       1,518
Consumer loans                               22,059      11,423
Residential mortgages                        27,336      31,365
                                            -------     -------
            Total Loans                     $63,974     $57,950
                                            =======     =======


Residential mortgage loans at September 30, 1999 continue to comprise the greatest percentage of total loans representing approximately 42.7% of total loans However, these loans as a percentage of the total portfolio continue to decline as mortgage loan balances decrease as a result of refinancing and paydowns. In addition, majority of the new residential mortgage loans originated are sold at closing due to the current low interest rate environment and the interest rate risk associated with holding these loans.

In conjunction with a strategic alliance with another financial institution, the Bank purchased a $21 million automobile loan portfolio in February 1999. These were seasoned loans with a 2-3 year average life.

Allowance for Loan Losses

The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. The following Table presents an analysis of the allowance for loan losses.

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                                  Nine Months ended
                                 September 30, 1999
  (Dollars in thousands)
Balance at January 1, 1999           $   680
                                      ------
Charge-offs:
    Commercial and industrial            (12)
    Commercial real estate               -
    Residential mortgages                -
    Consumer loans                      (212)
                                      ------
                                        (224)
Recoveries                                99
                                      ------
Net charge-offs                         (125)
Additions charged to operations          215
                                         -
                                      ------
Balance at September 30, 1999           $770
                                      ======
Ratio of net charge-offs to average
    loans outstanding                   0.02%
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



The allowance for loan losses as a percentage of total loans was 1.20% and 42% of classified loans at September 30, 1999. In evaluating the adequacy of the allowance for loan losses, only the net exposure (un-guaranteed portion) should be considered. Because of the loan portfolio composition which includes a significant level of residential mortgage loans and Small Business Administration (SBA) guaranteed loans, risk in the portfolio is minimized. In addition, the Bank has an excellent collection record. During the quarter ending September 30, 1999, net charge-offs as a percentage of average total loans represented .02%.


Nonperforming  and nonaccrual Loans
   The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 1999, non-accrual loans were $1.6 million--approximately $322 thousand were residential mortgage loans; approximately $600 thousand related to one community development loan in the Bank's commercial loan portfolio; and, the remainder consisted primarily of loans with SBA guarantees. Management is working closely with the community development loan borrower to ensure completion of the project while minimizing losses, if any, to the Bank. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.
  The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. From time to time, the Bank purchases loans from other financial institutions. These loans are generally located in the Northeast corridor of the United States. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.
   At September 30, 1999, approximately 32% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At September 30, 1999, none of these loans were nonperforming.

Investment Securities and other short-term investments
Investment securities, including Federal Funds Sold, increased on average by $10.3 million, or 38.1%, during the quarter ended September 30, 1999. The increase is due the growth in average deposit levels repayments in the loan portfolio. Longer-term investment strategies to achieve higher yields were implemented in September 1999.

The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is
4.32 years.

Deposits

On September 24, 1999, the Bank purchased four branches with total deposits of $31 million at a premium of $2.1 million, or 7%. The bulk of the acquired deposits are "core"--primarily checking and savings accounts. The Bank has consolidated 2 of the acquired branches into its existing branch network and will consolidate another within the next six months.

Non-interest bearing demand deposits increased on average by approximately $5.2 million, or 26.7%, during the quarter ended September 30, 1999. The increase was primarily due to significant new account relationships with local corporations and the purchase of deposits from First Union in September 1999.

Interest bearing demand deposits increased on average by approximately $1.6 million, or 7.92%, during the quarter ended September 30, 1999. The increase was primarily an increase in the level of sweep deposit balances--balances swept from a noninterest-bearing checking account to an interest-bearing (NOW) account overnight.

Other Borrowed Funds
The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds. At September 30, 1999, the Bank did not have any borrowed funds.

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

The Bank's financial instrument commitments at September 30, 1999 are summarized below:

Commitments to extend credit                $6,401
Outstanding letter of credit                $259

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


Liquidity and Interest Rate Sensitivity Management

The primary functions of asset/liability management are to assure adequate liquidity and maintain appropriate balance between interest-sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rate.
   The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of September 30, 1999, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations
   The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Securities maturing in one year or less amounted to $26.8 million at September 30, 1999, representing 39% of the investment portfolio. These securities primarily consisted of US Government Agency Discount Notes with relatively short maturities. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.1 million in loans are scheduled to mature within one year.
   The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits
   The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 1999:

                                                      (Thousands of dollars)
3 months or less                                               $3,979
Over 3 through 12 months                                        7,530
Over 1 through five years                                         801
Over five years                                                   126
                                                              -------
     Total                                                    $12,436
                                                              =======

Capital Resources
Total shareholders' equity increased approximately $19 thousand during the quarter ended September 30, 1999 as a result of the purchase of $300,000 Class B Common Stock by First Union, N.A. in conjunction and simultaneous with United Bank's purchase of deposits/branches from First Union on September 24, 1999. This capital infusion was offset by a $228 thousand loss incurred by the Bank during the quarter. As of September 30, 1999, the Bank has an outstanding equity investment commitment totaling $3 million from the U.S. Treasury Community Development Financial Institution Fund which is expected to be funded by December 31, 1999.

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

                                          September 30,     December 31,
                                               1999             1998
Tier 1 Capital                               $7,946            $8,823
Tier 2 Capital                                  769               679
                                             ------            ------
    Total Qualifying Capital                 $8,715            $9,502
                                             ======            ======
Risk Adjusted  Total Assets  (including
     off- balance sheet exposures)          $66,733           $54,373
Tier 1 Risk-Based Capital Ratio              11.47%            16.23%
Tier 2 Risk-Based Capital Ratio              12.63%            17.48%
Leverage Ratio                                7.21%            7.62%





Results of Operations


Summary
The Bank had a net loss of approximately $228 thousand ($.23 per common share) for the quarter ended September 30, 1999 compared to a net loss of $314 thousand ($.38 per common share) for the same quarter in 1998. The improvement is primarily related to a lower provision for loan losses in 1999 compared to 1998.

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

Net interest income decreased $76 thousand, or 6%, for the quarter ended September 30, 1999 compared to 1998. The decrease was primarily attributable to lower average loan balances compared to 1998---$66 million vs. $71 million. In addition, because the Bank purchased loans instead of originating them, there were less loan origination fees.

Provision for Loan Losses
The Bank adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's initial effective interest rate, or as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. The adoption of these standards did not have a material impact on the Bank's financial position or results of operations.
  The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.
  The provision for loan losses charged against earnings for the quarter ending September 30, 1999 was $75 thousand compared to $320 thousand for the same quarter in 1998. The provision in 1998 was due to a specific provision made for one community development loan in the commercial loan portfolio of the Bank. This loan, which has a total exposure of $700 thousand, is currently in nonaccrual status and carries a 50% reserve. Management is working closely with the borrower to ensure completion of the development to minimize losses, if any, on this loan.

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Customer service fees increased $98 thousand, or 26%, during the quarter primarily attributable to growth in ATM surcharge fees---the Bank increased its fees for non-customers from $1.00 to $1.50 in April 1999 and continues to install new ATM machines throughout the region. In addition, fees on deposits increased as a result of an increase the level of demand deposit accounts which result in more overdraft fees, activity service charges and low balance fees.

Noninterest expense
Salaries and benefits increased $98 thousand, or 16%, during the quarter ended September 30, 1999 compared to 1998. This increase is primarily attributable to annual raises for employees as well as filling unfilled staff positions in preparation for the acquisition of deposits/branches from First Union on September 24, 1999.

Data processing expenses increase $164 thousand, or 75%, during the quarter ended September 30, 1999 compared to 1998. This increase is primarily attributable to the purchase of $21 million in automobile loans from another financial institution in February 1999 for which there is a 1% servicing fee. Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers.

Occupancy expense increased approximately $56 thousand, or $57 thousand, as a result a lease the Bank entered into in July 1999 to house its corporate headquarters including its executive offices and other non-branch operating departments. The Bank currently leases 25,000 square feet at an average cost of $14.14 per foot. It has entered into subleases with other affiliated entities for approximately 4,000 square feet. In accordance with Financial Accounting Standards Board Statement 13, this lease has been accounted for as a capital lease in the amount of $1,483,000 as the present value of future minimum lease payments exceeds 90% of the fair market value of the building.

Professional Services increased approximately $21 thousand, or 32%, for the quarter ended September 30, 1999 compared to 1998. This increase is primarily attributable to consulting fees related to the Year 2000 Remediation Plan and Customer Awareness seminars. In addition, in August 1999, the Bank entered into a contract with a computer consulting firm to provide on site management of the Bank's computer systems, build appropriate infra-structure, and provide leadership in technology planning.

 All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

At September 30, 1999, the Bank is operating under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.



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

o The Board of Directors has adopted a Year 2000 Plan that Management is currently implementing. The Plan address the overall status of the Year 2000 Project, details of the Company's contingency plan, describes mission critical systems and non-mission critical systems, identifies all third party vendors and applicable testing strategies and test dates. The Company has written a Year 2000 Business Resumption Plan that contains all mission critical systems and services. This Plan was completed in June 30, 1999.

o The Company has established a Year 2000 Committee consisting of members of senior management which currently meets to discuss progress on the Year 2000 Plan, and

o A Year 2000 budget has been developed which estimates the cost associated with Year 2000 readiness. Current estimates of the cost to be incurred to prepare for the Year 2000 range from do not exceed $200,000. In conjunction with Year 2000 preparation, the Bank plans to make most hardware upgrades as a normal part of replacement of equipment--thereby minimizing cost. Cost estimates include primarily personnel and consulting time to ensure all business components/processes have been considered and tested for compliance.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

 At September 30, 1999, a liability sensitive position is maintained on a cumulative basis through 1 year of 3.66% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at September 30, 1999 are as follows:


                                                     Market value of
                  Changes in rate                    portfolio equity
                                                 (Dollars in thousands)
                +400 basis points                          $532
                +300 basis points                         1,815
                +200 basis points                         4,490
                +100 basis points                         7,186
                Flat rate                                 9,908
                -100 basis points                        12,580
                -200 basis points                        14,541
                -300 basis points                        17,136
                -400 basis points                        19,538

   The assumptions used in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates are based on management's consideration of past experience, current position and anticipated future economic conditions. The interest sensitivity of the Company's assets and liabilities, as well as the estimated effect of changes in interest rates on the market value of portfolio equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.
   The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at September 30, 1999. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:
     1. Limit jumbo certificates of deposit (CDs) and movement into money market deposit accounts and short-term CDs through pricing and other marketing strategies.
     2. Purchase quality loan participations with appropriate interest rate/gap match for the Bank's balance sheet.
     3.   Restructure the Bank's investment portfolio.

The  Board  of  Directors  has  determined   that  active   supervision  of  the
interest-rate spread between yield on earnings assets and cost of funds will decrease the Bank's vulnerability to interest-rate cycles.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.


         A writ of summons was filed by Monument Financial Group, Inc. and Ronald Hatfield, respectively, an accountholder and its principal (collectively, the "Plaintiffs") to commence an action against the Bank in the Court of Common Pleas, Philadelphia County on June 29,1999. Subsequently, a complaint was filed by the Plaintiffs. The suit involves the processing of transactions in alleged non-compliance with the deposit contract by permitting the processing of transactions with only one signature (the "Primary Claim"). This action by the Bank allegedly resulted in a loss to the Plaintiffs. The Bank has conducted in depth investigation into the circumstances arising in the Primary Claim. As a result of this investigation, the Bank has determined that the deposit contract was modified by the depositor. The depositor repeatedly affirmed, both by telephone, and in person, that transactions should be permitted with a single signature. This modification creates a firm defense to the Primary Claim.

         Even if the deposit contract was not modified, the amount of the Primary Claim must be reduced by the aggregate amount of the transactions utilized for valid business purposes of the Plaintiff. The Bank's investigations indicate that the proceeds of a substantial number of the transactions processed with one signature were utilized to pay expenses of Monument Financial Group, thus reducing any damage amount

         Based upon the forgoing, the Bank believes that it will not be liable for the Primary Claim. In addition, the Bank has insurance which, it has been informed by the carrier representative, will cover any loss resulting from the Primary Claim, including costs of defense, in excess of a $50,000 deductible.

The complaint also seeks damages for lost business opportunity, punitive damages for alleged consequential losses to potential business ventures of the Plaintiffs, and related claims (collectively, the "Ancillary Claims"). Based on general legal principles and the foregoing facts, the Bank and its counsel believe the Ancillary Claims are frivolous and without merit. The Bank and its counsel have reviewed the Bank's comprehensive general liability coverage and have indicated that any damages resulting from the Ancillary Claims will be wholly-covered by this insurance.

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

         Recent Sales of Securities

                  Registrant has sold 5,000 shares of its Class B Common Stock (non-voting) to an individual investor at a purchase price of $12.00 per share pursuant to an exemption from registration contained in Section 4(6) of the Act.

                  Registrant also sold 25,000 shares of its Class B Common Stock (non-voting) to First Union Corporation at a purchase price of $12.00 per share pursuant to an exemption from registration contained in Section 4(6) of the Act.

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

Item 5.  Other Information.

         Related Party Transactions

                  Beginning July 1, 1999, the Bank commenced a ten year lease (the "Lease") of a headquarters and operations facility located at 300 North Third Street, Philadelphia, Pennsylvania (the "Facility). The owner of the Facility is ECC Properties, LLC, a Pennsylvania Limited Liability Company controlled by Emma C. Chappell, Chairman, President and CEO of the Bank and the Registrant.

                  The Facility comprises approximately 25,000 square feet and houses the Bank's executive offices, operations, finance, human resources and corporate services departments. The Bank has leased the entire facility for a base rent of $12.75 per square foot, plus electric and cleaning. The Bank has sublet the space that it is not currently using, consisting of approximately 4,000 square feet, for a term of five years.

Item 6. Exhibits and Reports on Form 8-K.

         (a) A list of the exhibits submitted with this Form 10-Q are as follows:

                  Copy of the Registrant's Call Report for the Period ending September 30, 1999. [Filed with Schedule SE]

                  Lease between United Bank of Philadelphia and ECC Properties, LLC [Filed with Schedule SE]


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED BANCSHARES, INC.




Date: November 18, 1999                     /s/ Emma C. Chappell
                                            ---------------------------------
                                            Emma C. Chappell
                                            Chairman, President & CEO


                                            /s/ Brenda Hudson-Nelson
                                            ---------------------------------
                                            Brenda Hudson-Nelson
                                            Controller