Form 10-K
period 1999-12-31
UNITED BANCSHARES INC /PA
filed 2000-04-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999.

                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                           (Registrant's file number)

              PENNSYLVANIA                             23-2802415
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                 300 NORTH THIRD STREET, PHILADELPHIA, PA 19106
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 829-2265

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES _X_    NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     There is no market for the Common Stock. None of the shares of the Registrant's stock were sold within 60 days of the filing of this Form 10-K. As of March 30, 2000 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,028,793.

     Registrant also has 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 143,150 shares were outstanding as of March 31, 2000. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment with the Commonwealth of Pennsylvania on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of March 31, 2000, 191,667 shares of Class B Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference as filed with the Registrant's 1998 Form 10-K:

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

     The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at 300 North Third Street, Philadelphia, Pennsylvania 19106. The Registrant's telephone number is (215) 829-2265.

     As of March 31, 2000, UBS and the Bank had a total of 100 employees.

     UNITED BANK OF PHILADELPHIA

     The Bank, an African-American-controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department"). The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     The Bank conducts all its banking activities through its eight offices located as follows: (i) MARKET STREET BRANCH 714 Market Street, Philadelphia, PA; (ii) CENTER CITY BRANCH Two Penn Center, Philadelphia, PA; (iii) WEST PHILADELPHIA BRANCH 37th & Lancaster Avenues, Philadelphia, PA; (iv) UNIVERSITY CITY BRANCH 40th and Chestnut Streets, Philadelphia, PA; (v) MOUNT AIRY BRANCH 1620 Wadsworth Avenue, Philadelphia, PA; (vi) FRANKFORD BRANCH 4806 Frankford Avenue, Philadelphia, PA; (vii) WEST GIRARD BRANCH 2836 West Girard Avenue, Philadelphia, PA; and (viii) PROGRESS PLAZA BRANCH 1015 North Broad Street, Philadelphia, PA. Through these locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 1999, the Bank had total deposits aggregating approximately $124.8 million and had total net loans outstanding of approximately $59.4 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey. The city of Philadelphia is comprised of 353 census tracts and, based on 1990 census data, 204 or 58% of these are designated as low to moderate-income tracts while 105 or 30% are characterized both as low to moderate-income and minority tracts. The Bank's primary service area consists of a population of 1,577,815, which includes a minority population of 752,309.

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

     The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products are offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and home equity lines of credit. At March 31, 2000 the Bank's maximum legal lending limit was approximately $1.2 million per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Bank has established relationships with correspondent banks to participate in loans that exceed the Bank's internal policies or legal lending limits. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions. However, the Bank maintains no credit that exceeds its legal lending limit.

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

     In the past, the principal competition for deposits and loans have been other depository institutions. However, now the Bank also competes with other financial intermediaries such as brokerage houses offering investment vehicles to the general public. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits. In order to address the risk of deposit reduction due to investment in non-bank alternatives, the Bank has established a relationship with American Express Financial Advisors ("AEFA"). The Bank receives compensation from AEFA for each securities purchase made through AEFA, thus yielding additional fee income.


SUPERVISION AND REGULATION

         Holding Company. UBS, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if UBS wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, UBS will have to comply with the registration requirements of the Securities Act of 1933 as amended, or find an applicable exemption from registration.

         UBS is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires UBS to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits UBS from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

     A bank holding company also is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any such company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

     As a bank holding company, UBS is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under Section 106 of the 1970 amendments to the BHC Act and the Federal Reserve Board's regulation, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act and by state banking laws on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

     Under Pennsylvania law, UBS is permitted to control an unlimited number of banks. However, UBS would be required under the BHC Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other than the Bank, if, after such acquisition, would control more than 5% of the voting shares of such bank.

     The Bank. The deposits of Royal Bank of Pennsylvania are insured by the FDIC. The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

     Under the Pennsylvania Banking Code of 1965, as amended, the ("Code"), the Registrant has been permitted to control an unlimited number of banks. However, the Registrant would be required under the Bank Holding Company Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, the registrant would own or control more than 5 percent of the voting shares of such bank. The Bank Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Act of 1994 which authorizes bank holding companies subject to certain limitations and restrictions to acquire banks located in any state.

     In 1995, the Code was amended to harmonize Pennsylvania law with the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 to enable Pennsylvania institutions to participate fully in interstate banking and to remove obstacles to the choice by banks from other states engaged in interstate banking to select Pennsylvania as a head office location. Some of the more salient features of the amendment are described below.

     A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States may control one or more banks, bank and trust companies, national banks, interstate banks and, with the prior written approval of the Pennsylvania Department of Banking, may acquire control of a bank and trust company or a national bank located in Pennsylvania. A Pennsylvania-chartered institution may maintain branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Pennsylvania Department of Banking.

     Finally, a banking institution existing under the laws of another jurisdiction may establish a branch in Pennsylvania if the laws of the jurisdiction in which it is located permit a Pennsylvania-chartered institution or a national bank located in Pennsylvania to establish and maintain a branch in such jurisdiction on substantially the same terms and conditions.

     In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental resources or to any other person by virtue of the fact that the lender engages in such commercial lending practices. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violation of an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

     A subsidiary bank of a holding company is subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act, as amended, and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

     Under the Federal Deposit Insurance Act ("FDIC Act"), the FDIC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the FDIC Act: (i) empowers the FDIC to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorizes the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricts lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the FDIC Act provides that no person may acquire control of the Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval. In April 1995, regulators revised the Community Reinvestment Act ("CRA") with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized by examiners to assign a numerical score for a bank's performance in each of three areas: lending, service and investment.

     Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low-and moderate-income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of the Bank under CRA, the FDIC gave the Bank a CRA rating of satisfactory.

     Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions in any one day of which the Bank is aware that exceed $10,000 in the aggregate or other lesser amounts. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

     RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. The Bank believes that further merger activity within Pennsylvania is likely to occur in the future, resulting in increased concentration levels in banking markets within Pennsylvania and other significant changes in the competitive environment. The Riegle-Neal allows adequately capitalized and managed bank holding companies to acquire banks in any state starting one year after enactment (September 29, 1995). Another provision of the Riegle-Neal Act allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks, or "opting-out" of interstate mergers entirely. Through interstate merger transactions, banks will be able to acquire branches of out-of-state banks by converting their offices into branches of the resulting bank. The Riegle-Neal Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. Under the Riegle-Neal Act, banks may establish and operate a "de novo branch" in any State that "opts-in" to de novo branching. Foreign banks are allowed to operate branches, either de novo or by merger. These branches can operate to the same extent that the establishment and operation of such branches would be permitted if the foreign bank were a national bank or state bank. All these changes are expected to intensify competition in local, regional and national banking markets. The Pennsylvania Banking Code has been amended to enable Pennsylvania institutions to participate fully in interstate banking (see discussion above).

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     GENERAL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on the Bank. The most significant of these provisions are discussed below.

     The FDIC is required to conduct periodic full-scope, on-site examinations of the Bank. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to more monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3)undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

     Under Current regulations, a "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level. The Bank is presently categorized as a "well-capitalized" institution.

     An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier 1 Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement to be in the form of Tier 1 capital, this also will mean that a bank would need to maintain at least 4% Tier 1 risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized." The most recent notification dated February 10, 2000, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action.

     An "undercapitalized" institution is one that fails to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. Under the FDIC Improvement Act, an "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other restrictions may be imposed.

     A "critically undercapitalized" institution is one that has a tangible equity (Tier 1 capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to "undercapitalized" and "significantly undercapitalized" institutions, any institution that becomes "critically undercapitalized" is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions; amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

     Management cannot anticipate what changes Congress may enact, or, if enacted, their impact on UBS's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, UBS's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

Regulatory Actions.

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. See, Item 7., MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Beginning in 1996, the Bank has operated under a Supervisory Letter from its primary regulator. The Supervisory Letter prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and Company from issuing long-term debt.

ITEM 2 -   PROPERTIES

CORPORATE HEADQUARTERS

     In August, 1999 the Bank moved its corporate headquarters from the branch facility at 714 Market Street to 300 North Third Street, Philadelphia, Pennsylvania. It occupies this location pursuant to the terms of a 10 year lease from ECC Properties, LLC ("ECC Properties"). ECC Properties is a single member limited liability company owned by Emma C. Chappell, Chairman, President and CEO of the Bank. The facility consists of 25,000 square feet including executive offices, operations, finance, human resource, security and loss prevention functions. The entire facility is leased by the Bank. The Bank sublets approximately 2500 square feet to Philadelphia United Community Development Corporation and approximately 1400 square feet to Tucci & Tannenbaum, P.C.

     The aggregate rental for the facility is $26,927 per month.

MARKET STREET BRANCH

     The Bank's Market Street Branch is located on the first floor of a multi-tenant retail and commercial office building at 714 Market Street, Philadelphia, PA 19106. The Bank occupies approximately 5,700 square feet of space pursuant to a lease which expires on February 28, 2002. The lease has renewal options for two five-year periods and is subject to escalation clauses. The first floor contains a banking lobby, the vault and customer service area, as well as the Bank's loan department. The aggregate monthly rent for this location is $9,069.

MT. AIRY BRANCH

     The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,375.

CENTER CITY BRANCH

     The Bank operates a branch location at Two Penn Center, 15th Street and JFK Boulevard, Philadelphia, PA. The Bank leases approximately 4,769 square feet at its Two Penn Center location. The space includes lobby, teller area, customer service area, primary lending area and administrative offices, as well as a vault. The aggregate monthly rent for this location is $13,115.

FRANKFORD BRANCH

     In 1995, the Bank purchased a branch facility at 4806 Frankford Avenue. The main floor of the facility houses teller and customer service areas. The remainder of the facility is utilized as storage.

WEST GIRARD BRANCH

     The Bank leases a facility located at 2836 West Girard Avenue. The facility is comprised of a teller area, customer service area, lobby, vault and administrative offices. The aggregate monthly rental for the facility is $1,375. A copy of this lease is submitted as an exhibit hereto.

WEST PHILADELPHIA BRANCH

     On July 22, 1996, the Bank acquired a branch location at 3750 Lancaster Avenue from PNC Bank. The facility is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental is approximately $2,625 exclusive of taxes, insurance, utilities and janitorial service.

UNIVERSITY CITY BRANCH

     The Bank leases a branch facility located at 40th and Chestnut Streets, in the University City Section of West Philadelphia from First Union National Bank ("First Union"). This facility was acquired from First Union in September, 1999. According t the terms of the approval of the acquisition of this facility by the Federal Reserve Board and Pennsylvania Department of Banking, the facility could remain open no longer than 6 months after the acquisition, and would then be merged with the Bank's West Philadelphia Branch.

     This branch comprises a banking lobby, teller and customer service areas, a vault and basement. The aggregate monthly rental for this facility is $4,570. A copy of this lease is submitted as an exhibit hereto.

PROGRESS PLAZA BRANCH

     The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, PA. The facility comprises a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,656 per month. A copy of this lease is submitted as an exhibit hereto.

ITEM 3 - LEGAL PROCEEDINGS

     Other than the following, no material claims have been instituted or threatened by or against UBS or its affiliates other than in the normal course of business.

     MONUMENT FINANCIAL GROUP. A writ of summons was filed by Monument Financial Group, Inc. and Ronald Hatfield, respectively, an accountholder and its principal (collectively, the "Plaintiffs") to commence an action against the Bank in the Court of Common Pleas, Philadelphia County on June 29,1999. Subsequently, a complaint was filed by the Plaintiffs. The suit involves the processing of transactions in alleged non-compliance with the deposit contract by permitting the processing of transactions with only one signature (the "Primary Claim"). This action by the Bank allegedly resulted in a loss to the Plaintiffs. The Bank has conducted in depth investigation into the circumstances arising in the Primary Claim. As a result of this investigation, the Bank has determined that the deposit contract was modified by the depositor. The depositor repeatedly affirmed, both by telephone, and in person, that transactions should be permitted with a single signature. This modification creates a firm defense to the Primary Claim.

     Even if the deposit contract was not modified, the amount of the Primary Claim must be reduced by the aggregate amount of the transactions utilized for valid business purposes of the Plaintiff. The Bank's investigations indicate that the proceeds of a substantial number of the transactions processed with one signature were utilized to pay expenses of Monument Financial Group, thus reducing any damage amount.

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

     The complaint was withdrawn without prejudice, ending the suit. However, there is no guaranty that the suit, or some form of the Primary Claim or Ancillary Claim, will not be re-filed by the Plaintiffs at a later date.

      NEXGEN SOLUTIONS, INC. In 1999 the Bank entered into a four year contract with Nexgen Solutions, Inc. ("Nexgen"). Pursuant to the terms of the contract, Nexgen agreed to provide all information technology services that the Bank would require at a pre-determined discount to Nexgen's regular fees. In 2000, for lack of performance and other reasons, the Bank terminated the contract. Nexgen has threatened legal action for the termination. In lieu of legal action, Nexgen has requested a payment of approximately $75 thousand. The Registrant believes that substantial defenses exist, including the failure to provide adequate support and service, justifying the termination of the contract. Therefore, the Registrant believes that the Bank may not be liable for the $75 thousand requested.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not Applicable. No matters were submitted to a vote of Registrant's security holders since the Registrant's last periodic filing.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK.

     COMMON STOCK

     As of March 31, 2000 there were 3,182 shareholders of record of UBS's Common Stock.

     The Common Stock is not traded on any national exchange or otherwise traded in any recognizable market. Prior to December 31, 1993, the Bank conducted a limited offering (the "Offering") pursuant to a registration exemption provided in Section 3(a)(2) of the Securities Exchange Act of 1933 (the "Act"). The price-per-share during the Offering was $12.00. Prior to the Offering, the Bank conducted an initial offering of the Common Stock (the "Initial Offering") at $10.00 per share pursuant to the same registration exemption.

     Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants have been sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), were issued at $12.00 per unit. The warrant exercise price was $8.00 per share for the 1996 Warrant was $9.00 per share for the 1997 Warrant, and was $10.00 per share for the 1998 Warrant. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on December 31, 1995. In December 1995, the Registrant sold 41,666 shares of Registrant's common stock in an offering exempt from registration pursuant to section 4(2) of the Act at a purchase price of $12.00 per share. This sale was accomplished pursuant to a commitment to purchase these securities issued in December 1994.

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

     Effective October 9, 1998, the Registrant sold 83,333 shares of its Class B Common Stock to First Union Corporation ("First Union") for a purchase price of $12 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Act.

     Effective February 8, 1999, the Registrant sold 83,333 shares of its Class B Common Stock to First Union for a purchase price of $12 per share. The sale was exempt from registration requirements pursuant to section 4(2) of the Act.

     Effective September 23, 1999, Registrant sold 25, 000 shares of its Class B Common Stock to First Union Corporation at a purchase price of $12 per share. The sale was exempt from registration pursuant to section 4(2) of the Act.

     Effective December, 1999, the Registrant sold 5,000 shares of its Class B Common Stock to an individual for a purchase price of $12 per share. The sale was exempt from registration pursuant to section 4(2) of the Act.

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

ITEM 6 - SELECTED FINANCIAL DATA


                            SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                   1999         1998            1997           1996           1995
                                              --------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)

Net interest income                            $  5,264        $  5,241        $  4,744      $  4,259      $  4,012
Provision for loan losses                         1,007             351              97            85            78
Noninterest income                                2,226           1,816           1,517         1,118           741
Noninterest expense                               7,714           6,696           5,983         6,123         5,454
Net income (loss)                                (1,230)             10             181          (832)         (779)
Net income (loss) per share - basic               (1.24)           0.01            0.22         (1.03)        (1.04)
Balance sheet totals:
    Total assets                               $137,249        $121,983        $108,914      $ 96,769      $ 92,635
    Net loans                                    59,444          57,271          73,694        69,097        61,696
    Investment securities                        51,433          43,196          18,253        14,460        16,739
    Deposits                                    124,766         109,063          99,427        88,761        84,228
    Shareholders' equity                          9,027           8,904           7,059         6,759         7,470
    Ratios:
      Equity to assets                             8.08%           6.40%           6.61%        7.45 %        7.36 %
      Return on assets                            (1.03)%          0.01%           0.18%       (0.89)%       (0.87)%
      Return on equity                           (12.71)%          0.14%           2.69%      (12.02)%      (11.83)%

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


                              RESULTS OF OPERATIONS
SUMMARY

     The Company recorded a net loss of $1,230,000 for 1999 ($1.24 per share) compared to net income of $10,000 ($0.01 per share) for 1998 and net income of $181,000 ($0.22 per share) in 1997. The decline in earnings during 1999 is primarily attributable to a significant increase in the provision for loan losses. A more detailed explanation for each component of earnings is included in the sections below.

    Management continues to face the challenge of increasing the level of earning assets to generate additional income to cover the high operating costs associated with the Bank's mission of serving the under-served communities in the Philadelphia region. During 1999, the Bank acquired branches in close proximity to its existing branches in an effort to increase its earning assets without significantly increasing its operating costs. Consequently, average-earning assets increased approximately $9.1 million, or 8.76%, The result was an increase of $23,000 in net interest income from 1998 to 1999.

     The allowance for loan losses as a percentage of total loans increased from 1.17% in 1998 to 2.57% in 1999. This increase is primarily attributable to a specific provision of approximately $668,000 for one commercial loan.


   TABLE 1 - AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE SUMMARY


                                                                            DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                      1999                           1998                         1997
                                         ------------------------------   ---------------------------   --------------------------
                                         AVERAGE                YIELD/    AVERAGE             YIELD/    AVERAGE             YIELD/
                                         BALANCE    INTEREST     RATE     BALANCE  INTEREST    RATE     BALANCE   INTEREST   RATE
                                         ------------------------------   ---------------------------   --------------------------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
    Loans                                  68,526    5,589     8.16%      71,338    6,270    8.79%    $ 68,887  $  5,913    8.58%
    Investment securities
        held-to-maturity                   21,692    1,226     5.65       11,436      746    6.52       10,222       659    6.45
    Investment securities
        available-for-sale                  9,275      612     6.60        8,392      557    6.63        6,252       434    6.94
    Federal funds sold                     13,753      681     4.95       12,959      688    5.31        9,187       483    5.26
                                           ------      ---     ----       ------      ---    ----      -------    ------  ------
Total interest-earning assets             113,246    8,108     7.16      104,125    8,261    7.93       94,548     7,489    7.92

Noninterest-earning assets:
    Cash and due from banks                 2,835                          4,646                         4,271
    Premises and equipment, net             1,880                          1,760                         1,846
    Other assets                            3,366                          3,576                         1,564
    Less allowance for loan losses         (1,567)                          (565)                         (468)
                                          -------                        -------                      --------
            Total                         119,760                        113,542                      $101,761
                                          =======                        =======                      ========
Liabilities and shareholders' equity:

Interest-bearing liabilities:
    Demand deposits                        19,892      569     2.86%      22,622      620    2.74%    $ 14,812       379    2.56%
    Savings deposits                       26,744      440     1.65       23,283      428    1.84       23,277       459    1.97
    Time deposits                          35,020    1,695     4.84       37,365     1899    5.08       37,627     1,852    4.92
    Other borrowed funds                    1,246      140    11.24        1,521       73    4.85        1,262        55    4.36
                                          -------    -----    -----      -------                      --------    ------   -----
            Total interest-bearing
                liabilities                82,902    2,844     3.43       84,791    3,020    3.56       76,978     2,745    3.57

Noninterest-bearing liabilities:
    Demand deposits                        24,019                         19,740                        15,905
    Other                                   3,177                          1,747                         2,153
Shareholders' equity                        9,662                          7,264                         6,725
                                          -------                        -------                      --------
            Total                         119,760                        113,542                      $101,761
                                          =======                        =======                      ========

Net interest earnings                              $ 5,264                         $5,241                         $  4,744

Net yield on interest-earning assets                           4.65%                         5.03%                          5.01%



For purposes of computing the average balance, loans are not reduced for nonperforming loans.

                     United Bancshares, Inc. and Subsidiary

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

    Net interest income for 1999 totaled $5.3 million, an increase of $23,000, or .45%, compared to 1998. Net interest income in 1998 totaled $5.2 million, an increase of $497,000, or 10.5%, compared to 1997.

        TABLE 2 - RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME



                                                1999 COMPARED TO 1998                    1998 COMPARED TO 1997
                                        -------------------------------------    -------------------------------------
                                              INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                        -------------------------------------    -------------------------------------
                                        VOLUME          RATE           NET        VOLUME          RATE           NET
                                        -------------------------------------    -------------------------------------
                                                                  (Dollars in thousands)
Interest earned on:
    Loans                               $(245)         $(436)         $(681)       $ 221          $ 136         $ 357
    Investment securities
       held-to-maturity                   569            (89)           480           81              6            87
    Investment securities
       available-for-sale                  37             18             55          175            (52)          123
    Federal funds sold                     26            (33)            (7)         203              2           205
                                        -----          -----          -----        -----          -----         -----
           Total interest-earning
               assets                     387           (540)          (153)         680             92           772
                                        -----          -----          -----        -----          -----         -----

Interest paid on:
    Demand deposits                       (67)            16            (51)         218             23           241
    Savings deposits                       58            (46)            12            2            (33)          (31)
    Time deposits                        (120)           (84)          (204)          (9)            56            47
    Other borrowed funds                   56             11             65            9              9            18
                                        -----          -----          -----        -----          -----         -----
           Total interest-bearing
               liabilities                (73)          (103)          (176)         220             55           275
                                        -----          -----          -----        -----          -----         -----
           Net interest income           $460          $(437)           $23        $ 460           $ 37         $ 497
                                         ====          =====            ===        =====           ====         =====

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

     In 1999, there was an increase in net interest income of $460,000 due to changes in volume but a decrease of $437,000 due to changes in rate. In 1998, there was an increase in net interest income of $460,000 due to changes in volume and an increase of $37,000 due to changes in rate.

                     United Bancshares, Inc. and Subsidiary

    Average earning assets increased from $104.1 million in 1998 to $113.2 million in 1999 and from $94.5 million in 1997 to $104.1 million in 1998. This growth in earning assets is primarily attributed to an increase in average noninterest-bearing demand deposit balances and savings deposits. On September 24, 1999, the Bank acquired $31.5 million in deposits from First Union Corporation. The acquired deposits primarily consisted of core noninterest checking deposits and savings deposits. In addition, in December 1997, the Bank implemented a new deposit transfer ("sweep") product for its nonprofit and municipal customers which provides for the overnight transfer of available funds from a noninterest-bearing account to an interest-bearing account. In April 1998, new "Prestige" checking products were developed. These products offer premiums such as life insurance, discount shopping, premium certificate of deposit rates, etc. While benefiting customers, these products also serve as a means of generating low cost funds for the Bank as well as a source of service charge income from monthly membership, low balance and overdraft fees.

     The net interest margin of the Bank was 5.03% in 1998 and 5.01% 1997 but declined to 4.65% in 1999. While the prime rate increased 75 basis points during 1999, the Bank did not experience a similar increase in yield on its loan portfolio. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, during 1999, the average loan balance declined from $71.3 million to $68.5 million. This decline was related to significant paydowns/payoffs in the purchased automobile loan portfolio of the Bank. Funds were placed in alternative investment products that have lower yields.

    During 1999, the average federal funds yield was 4.95% compared to 5.31% in 1998 and 5.26% in 1997. During 1999, the average investment in federal funds increased by $794,000 because of an increased level of deposits in the "sweep" checking account product of the Bank which represent high balance short-term deposits. In addition, during 1999, the Bank continued to experience high levels of payoffs/paydowns in its loan portfolio. Funds were temporarily placed in federal funds sold until other loans were originated or investments purchased.

    The yield on the investment portfolio decreased 63 basis points to 5.94% in 1999 compared to 6.57% in 1998 and 6.63% in 1997. The declining yield is due to call options in certain higher yielding Government Agency securities that were exercised during 1998. The Bank was not able to place the proceeds from these premature maturities into securities with comparable yields due to a lower rate environment.

     The cost of interest-bearing liabilities declined to 3.43% in 1999 compared to 3.56% in 1998 and 3.57% in 1997. Consistent with market conditions, during the last quarter of 1998 and the first quarter of 1999, the Bank reduced the rates it pays on many of its interest bearing products by as much as 25 basis points.

PROVISION FOR LOAN LOSSES

    The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

    The provision and allowance for loan losses charged against earnings in 1999 was $1,007,003 compared to $350,500 in 1998 and $97,500 in 1997. The increase in
1999 was primarily related to one community development construction project for which there was a specific provision allocated of $668,000. There was an increase of $100,000 in specific provisions in the consumer loan portfolio as a result of increased levels of delinquencies. Although a number of these loans are home equity loans and secured by real estate, the extent of collectibility is not known. In addition, during 1999, the Bank revised its policy to increase its allowance for uncertainties in loans classified as "Satisfactory". Management believes the level of the allowance for loan losses was adequate as of December 31, 1999.

                     United Bancshares, Inc. and Subsidiary

NONINTEREST INCOME

     Noninterest income increased $410,000 in 1999 compared to 1998. The increase was primarily related to a $217,000 increase in ATM fees as a result of an increase in the surcharge on non-customer use of ATMs from $1.00 to $1.50 and growth in the ATM network from 28 to 31. In addition, continued growth in the number of demand deposit accounts to which activity charges apply resulted in a $323,000 increase in demand deposit-related fee income--including overdraft fees, low balance fees, and activity charges.

     Noninterest income increased $300,000 in 1998 compared to 1997. The increase was primarily related to an increased level of fees on deposits as a result of the elimination of the Bank's "free checking" product and the introduction of a new premium checking product--"Prestige checking". This new product offers premiums such as discount shopping, bonus certificate of deposit rates, insurance, etc. to customers but also has a minimum balance and monthly membership fee requirements. In addition, the Bank's ATM fees increased $142,000 during 1998 as a result of increased volume at its machines as well as growth in the ATM network from 26 to 28 machines. Finally, the Bank sold approximately $13.2 million in loans during 1998 for a gain of $202,000.

NONINTEREST EXPENSE

Noninterest expense increased $1 million, or 15.2%, in 1999 to $7.7 million compared to $6.7 million in 1998 and $6 million in 1997.

     Salaries and benefits increased $407,000, or 15.9%, in 1999 compared to an increase of $158,000, or 7%, in 1998. In addition to normal salary adjustments, the increase during 1999 was the result of an increase in the number of branches from 6 to 8 after the First Union acquisition, as there was an increase in staffing levels to fill open positions to handle increased work volumes due to growth in the Bank's deposit levels during the year. In addition, during 1997 the chief executive officer's employment contract was amended to provide her with a defined contribution retirement plan, which resulted in a $48,000 expense for both 1998 and 1997 and $52,000 in 1999. During 1998, the chief executive officer received incentive compensation totaling approximately $28,000.

    Occupancy and equipment expense increased approximately $162,000, or 12.7%, during 1999 compared to an increase of $260,000, or 26%, during 1998. The increase during 1999 was attributable to annual escalations in lease payments, new and increased maintenance cost to service the Bank's growing ATM network, and new branches acquired from First Union in September 1999. In conjunction with its acquisition of deposits from First Union, the Bank assumed the leases of 4 branches, 2 of which were in close proximity to its existing branches. Due to more favorable characteristics of these branches (i.e. visibility, drive-through, ATM's, etc.), the Bank relocated its branch operations to the acquired facilities. These facilities have higher rental rates. In addition, in July 1999, the Bank leased a 25,000 square foot building to house its corporate headquarters.

     Office operations and supplies expense increased by $189,000, or 36%, in 1999. This increase was primarily a result of the acquisition of branches from First Union and the relocation of the corporate headquarters. In addition, the growth in the ATM network resulted in an increase in ATM-related supplies (i.e. ribbons, paper receipts, etc.).

    Data processing expenses decreased by $5,000, or .6%, during 1999 compared to an increase of $25,000, or 3%, in 1998. The bulk of the Bank's data processing is outsourced to third-party processors. These expenses are reflective of the high level of low-balance accounts being serviced for which the Bank is charged a per-account charge by processors. Although there has been some progress, the Bank continues to study methods by which it may reduce its data processing costs, including, but not limited to, a consolidation of servicers, in-house processing versus outsourcing, and the possible re-negotiation of existing contracts with servicers.

    Marketing and public relations expense increased by $83,000, or 37.5%, in 1999 compared to an increase of $49,000, or 28%, in 1998. The increase in 1999 was primarily related to additional media advertising the Bank incurred relative to its Year 2000 Preparedness as well as other product-specific advertisements. In addition, the Bank had in place for the entire year (versus 8 months in 1998), its new "Prestige checking" product for which the Bank pays an outside vendor to provide premiums (i.e. life insurance, discount shopping, etc.).

                     United Bancshares, Inc. and Subsidiary

    Professional Services increased $161,000, or 69%, in 1999. This increase is primarily related to fees the Bank paid to consultants to assist in preparing contingency plans for the Year 2000. In addition, during 1999, the Bank contracted with consultants to assist with computer and management information sytstems projects as well as the preparation of its strategic plan.

    Federal deposit insurance premiums were $105,000 in 1999 compared to $82,000 in 1998 and $66,000 in 1997. FDIC insurance premiums are applied to all financial institutions based on a risk-based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Banks assessment was based on 1.29 basis points for BIF(Bank Insurance Fund)-assessable deposits and 6.28 basis points for SAIF(Savings Insurance Fund)-assessable deposits. The increase during 1999, is a result of increased deposit levels.

    All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                     United Bancshares, Inc. and Subsidiary

                               FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

    The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 indicates how the Bank has managed these elements. Average funding uses increased approximately $9.1 million, or 8.76%, in 1999 compared to $9.6 million, or 10.1%, in 1998.

                   TABLE 3 - SOURCES AND USES OF FUNDS TRENDS


                                                1999                                   1998                    1997
                                 ---------------------------------      ----------------------------------    -------
                                               INCREASE                               INCREASE
                                 AVERAGE      (DECREASE)                AVERAGE      (DECREASE)               AVERAGE
                                 BALANCE        AMOUNT     PERCENT      BALANCE        AMOUNT      PERCENT    BALANCE
                                 -------        ------     -------      -------        ------      -------    -------
                                                                 (Dollars in thousands)
Funding uses:
    Loans                         $ 68,526     $(2,812)     (3.94)%    $ 71,338       $ 2,451       3.56%      $68,887
    Investment securities:
       Held-to-maturity             21,692      10,256      89.68        11,436         1,214      11.88        10,222
       Available-for-sale            9,275         883      10.52         8,392         2,140      34.23         6,252
    Federal funds sold              13,753         794       6.13        12,959         3,772      41.06         9,187
                                  --------      ------                 --------       -------                  -------
       Total uses                 $113,246       9,121                 $104,125       $ 9,577                  $94,548
                                  ========      ======                 ========       =======                  =======

Funding sources:
    Demand deposits:
       Noninterest-bearing          24,019      $4,279      21.68%     $ 19,740       $ 3,835      24.11%      $15,905
       Interest-bearing             19,892      (2,730)    (12.07)       22,622         7,810      52.73        14,812
    Savings deposits                26,744       3,461      14.86        23,283             6       0.03        23,277
    Time deposits                   35,020      (2,345)     (6.28)       37,365          (262)     (0.70)       37,627
    Other borrowed funds             1,246        (275)    (18.08)        1,521           259      20.52         1,262
                                  --------      ------                 --------       -------                  -------
       Total sources              $106,921      $2,390                 $104,531       $11,648                  $92,883
                                  ========      ======                 ========       =======                  =======


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

    Average investment securities and federal funds sold, in the aggregate, increased by $11.9 million, or 36.2%, in 1999 compared to an increase of $7.1 million, or 27.8%, in 1998. The increase during 1999 is a result of the acquisition of deposits from First Union in September 1999. These deposits were acquired without corresponding loans and were therefore placed in US Government Agency and mortgage-backed securities to maximize the yield. In addition, the Bank invested the funds from paydowns/payoffs in the loan portfolios in similar securities. The Bank's strategy is to use the paydowns from its mortgage-backed securities to fund new loan originations.

                     United Bancshares, Inc. and Subsidiary

    The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

     As reflected in Table 4, the assumed average maturity of the investment portfolio was 5.08 years at year-end 1999. Approximately 43.4% of the portfolio consist of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

                   TABLE 4 - ANALYSIS OF INVESTMENT SECURITIES


                                      WITHIN              AFTER ONE BUT           AFTER FIVE BUT           AFTER
                                     ONE YEAR           WITHIN FIVE YEARS        WITHIN TEN YEARS        TEN YEARS
                                ------------------     ------------------       -----------------     ----------------
                                 AMOUNT     YIELD      AMOUNT       YIELD       AMOUNT      YIELD     AMOUNT     YIELD      TOTAL
                                 ------     -----      ------       -----       ------      -----     ------     -----      -----

                                                                 (Dollars in thousands)
Other government securities      $    --       --     $ 12,698      6.50%       $15,906     6.83%       $  --               28,604
Mutual funds                          94     5.60                                                          --                   94
Other investments                                                                   406     6.00           --                  406
Mortgage-backed securities                                                                                                  22,329
                                 -------              --------                  -------                ------             --------
        Total securities         $    94              $ 12,698                  $16,312                 $  --             $ 51,433
                                 =======              ========                  =======                ======             ========

Average maturity                                                                                                        5.08 years


The above table sets forth the maturities of investment securities at December 31, 1999 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

LOANS

    Average loans decreased approximately $2.8 million, or 3.94%, in 1999 compared to an increase of $2.5 million, or 3.56%, in 1998. Although, the Bank purchased a $22 million portfolio of seasoned automobile loans from NationsBank in February 1999, close to 50% of this portfolio had paid down by year-end. In addition, mortgage loans continue to decline as a result of payoffs/paydowns and refinancings due to the low mortgage rate environment without a high volume of new originations to replace them.

    The Bank's policy is to make its loans and commitments in the market area it serves. However, from time-to-time, the Bank has purchased a significant portion of its loan portfolio to adequately match its level of deposits and to improve the net interest margin. The Bank continues to originate loans and has a pipeline of loans located within the Philadelphia region.

                     United Bancshares, Inc. and Subsidiary


               TABLE 5 - LOANS OUTSTANDING, NET OF UNEARNED INCOME

                                                                      DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                      1999              1998              1997              1996             1995
                                      ----              ----              ----              ----             ----
                                                                  (Dollars in thousands)

Commercial and industrial           $13,664           $13,643           $12,095           $10,107           $ 8,021
Commercial real estate                1,288             1,518             1,515               649               627
Consumer loans                       19,822            11,424            22,611            17,340            16,254
Residential mortgages                26,237            31,365            35,962            36,622            37,271
Loans held-for-sale                    --                --               1,979             4,906              --
                                    -------           -------           -------           -------           -------
    Total loans                     $61,011           $57,950           $74,162           $69,624           $62,173
                                    =======           =======           =======           =======           =======


               TABLE 6 - LOAN MATURITIES AND INTEREST SENSITIVITY


                                                        WITHIN         AFTER ONE BUT           AFTER
                                                       ONE YEAR      WITHIN FIVE YEARS       TEN YEARS         TOTAL
                                                       --------      -----------------       ---------         -----
                                                                         (Dollars in thousands)
Commercial and industrial                               $ 5,957             $ 4,288           $ 3,419         $13,664
Commercial real estate                                      750                   -               538           1,288
Consumer loans                                            1,455              15,431             2,916          19,822
Residential mortgages                                     2,309               5,537            18,481          26,237
                                                        -------             -------           -------         -------
       Total loans                                      $10,471             $25,256           $25,354         $61,011
                                                        =======             =======           =======         =======
Loans maturing after one year with:
    Fixed interest rates                                $43,152
                                                        =======
    Variable interest rates                             $ 7,140
                                                        =======


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

                     United Bancshares, Inc. and Subsidiary


                                             TABLE 7 - NONPERFORMING LOANS

                                       1999             1998             1997             1996            1995
                                       ----             ----             ----             ----            ----
                                                           (Dollars in thousands)

Nonaccrual loans                      $2,027           $1,720           $1,179           $ 800           $ 949
Interest income included in
    net income for the year               67               37               14               6              23
Interest income that would
    have been recorded
    under original terms                 113              189              112              45              37
Loans past due 90 days and
    still accruing                        53              125              306             408              10


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

     At December 31, 1999, approximately 28% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 1999, none of these loans was nonperforming.

     During 1999, nonaccrual loans increased to $2 million, up from $1.7 million at December 31, 1998. This increase is primarily attributable to one community development construction project that accounts for $754,000 of the total nonaccrual loans. At December 31, 1999, approximately $411,000 of the total nonaccrual loans was residential mortgages. The underlying real estate collateral associated with these loans minimizes the risk of loss.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. Table 8 presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then-current conditions.

                     United Bancshares, Inc. and Subsidiary

               TABLE 8 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                   1999                        1998                       1997                      1996
                           ------------------------     ----------------------    -----------------------    ----------------------
                                         PERCENT                     PERCENT                    PERCENT                  PERCENT
                                         OF LOANS                    OF LOANS                   OF LOANS                 OF LOANS
                                         IN EACH                     IN EACH                     IN EACH                 IN EACH
                                       CATEGORY TO                 CATEGORY TO                CATEGORY TO              CATEGORY TO
                           AMOUNT      TOTAL LOANS      AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS    AMOUNT    TOTAL LOANS
                           ------      -----------      ------     -----------     ------     -----------    ------    -----------
                                                         (Dollars in thousands)
Commercial and
    Industrial              $  263         22.40%       $  272        23.55%       $  144         16.31%     $  222        14.52%
Commercial real estate         877          2.11           132         2.62            13          2.04          13         0.93
Residential mortgages          144         43.00            55        19.71           180         48.49         245        52.60
Consumer loans                 283         32.49           188        54.12            97         33.16          44        31.95
Unallocated                                                 32           --            34            --           4           --
                            ------        ------        ------       ------        ------        ------      ------       ------
                            $1,567        100.00%       $  679       100.00%       $  468        100.00%     $  528       100.00%
                            ======        ======        ======       ======        ======        ======      ======       ======


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

                     United Bancshares, Inc. and Subsidiary

                 TABLE 9 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


                                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                           1999           1998           1997           1996           1995
                                           ----           ----           ----           ----           ----
                                                                (Dollars in thousands)

Balance at January 1                     $   679        $   468        $   528        $   476        $   726
                                         -------        -------        -------        -------        -------
Charge-offs:
    Commercial and industrial                (25)          --              (66)           (17)          (195)
    Commercial real estate                  --             --             --             --             --
    Residential mortgages                    (47)          --               (9)          --             --
    Consumer loans                          (315)          (180)          (160)           (25)            (5)
                                         -------        -------        -------        -------        -------
                                            (387)          (180)          (235)           (42)          (200)

Recoveries - consumer loans                  268             41             78              9              6
                                         -------        -------        -------        -------        -------
Net charge-offs                             (119)          (139)          (157)           (33)          (194)

Provisions charged to operations           1,007            350             97             85             78
Allowance previously allocated to
    sold loans                              --             --             --             --             (134)
                                         -------        -------        -------        -------        -------
Balance at December 31                   $ 1,567        $   679        $   468        $   528        $   476
                                         =======        =======        =======        =======        =======
Ratio of net charge-offs to average
    loans outstanding                       0.17%          0.19%          0.23%          0.05%          0.34%
                                         =======        =======        =======        =======        =======


The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

DEPOSITS

     Average deposits grew approximately $2.7 million, or 2.6%, in 1999 compared to growth of $11.4 million, or 12.4%, in 1998. The increase is primarily related to the acquisition of $31.5 million in deposits from First Union Corporation in September 1999. These deposits included primarily core deposits consisting of checking and savings accounts.

     The Bank introduced "sweep" deposit accounts in late 1997 as a vehicle to attract larger deposits by sweeping funds out of noninterest-bearing demand deposit accounts and investing them overnight in interest-bearing deposit accounts. At December 31, 1999, there were $7 million in such accounts compared to $10 million in 1998.

                     United Bancshares, Inc. and Subsidiary

                  TABLE 10 - AVERAGE DEPOSITS BY CLASS AND RATE


                                      1999                        1998                        1997
                             ----------------------      ----------------------      --------------------
                              AMOUNT         RATE         AMOUNT        RATE          AMOUNT        RATE
                              ------         ----         ------        ----          ------        ----
                                                         (Dollars in thousands)
Noninterest-bearing
    demand deposits          $24,019           --%       $19,740           --%       $15,905           --%
Interest-bearing demand
    deposits                  19,892         2.86         22,622         2.74         14,812         2.56
Savings deposits              26,744         1.65         23,283         1.84         23,277         1.97
Time deposits                 35,020         4.84         37,365         5.08         37,627         4.92


OTHER BORROWED FUNDS

    The average balance for other borrowed funds decreased $275,000, or 18.08%, in 1999 compared to an increase of $259,000, or 20.52%, in 1998. The decrease in 1999 was due to the March 31, 1999 maturity of a $1.5 million reverse repurchase agreement the Bank entered into in 1998. This decline was offset by a $1.5 million capital lease obligation related to the Bank's lease of a building for its corporate offices in July 1999. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

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

    The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (FRB) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 1999, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations

    The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. There are no securities maturing in one year or less. However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $10.5 million in loans are scheduled to mature within one year.

    The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of deposits of $100,000 or more.

                     United Bancshares, Inc. and Subsidiary

               TABLE 11 - MATURITY OF DEPOSITS OF $100,000 OR MORE

                             (Dollars in thousands)

                    3 months or less                  $ 7,472
                    Over 3 through 6 months             4,632
                    Over 6 months through 1 year           --
                    Over 1 through five years             402
                    Over five years                       128
                                                      -------
                               Total                  $12,634
                                                      =======

    Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1999, the Bank's interest rate sensitivity gap ratio (i.e. excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period or repriced within such period in accordance with its contractual terms. At December 31, 1999, an asset sensitive position is maintained on a cumulative basis through one year of 6.66%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is relatively evenly matched as a result of the number of loans either repricing or maturing in 12 months closely matching certificate of deposit maturities. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in longer repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that decreases in market rates will have a negative impact on the net interest income, while increases will have the opposite effect.

    For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

                     United Bancshares, Inc. and Subsidiary

                    TABLE 12 - INTEREST SENSITIVITY ANALYSIS


                                                                  INTEREST RATE SENSITIVITY GAPS
                                                                      AS OF DECEMBER 31, 1999

                                                                        OVER
                                                        OVER           1 YEAR          OVER
                                       3 MONTHS      3 THROUGH 12      THROUGH       3 THROUGH       OVER FIVE
                                        OR LESS        MONTHS          3 YEARS        5 YEARS          YEARS        CUMULATIVE
                                        -------        ------          -------        -------          -----        ----------
                                                                        (Dollars in thousands)
Interest-sensitive assets:
    Interest-bearing deposits
      with banks                        $     92        $    91       $     183        $              $              $     366
    Investment securities:                 3,003          2,440           5,168          25,676         15,146          51,433
    Federal funds sold                     7,158                                                                         7,158
    Loans                                 14,545          5,180           9,062          10,770         19,887          59,444
                                       ---------        -------        --------        --------       --------       ---------
      Total interest-sensitive
          assets                          24,798          7,711          14,413          36,446         35,033       $ 118,401
                                       ---------      ---------       ---------       ---------       --------       =========
      Cumulative totals                   24,798         32,509          46,922          83,368        118,401
                                       ---------        -------        --------        --------       --------
Interest-sensitive liabilities:
    Interest checking accounts              --            3,828           1,688           3,220      $  20,384          29,120
    Savings accounts                        --               --           3,027           3,027          27,288         33,342
    Certificates less than 100,000         6,788          3,473           6,791           6,412             --          23,464
    Certificates of $100,000
      or more                              7,524          1,565           3,036             509             --          12,634
    Other Borrowed Funds                   1,445                                             --             --           1,445
                                       ---------        -------        --------        --------       --------       ---------
      Total interest-sensitive
          liabilities                  $  15,757          8,866          14,542          13,168         47,672       $ 100,005
                                       ---------      ---------       ---------       ---------      ---------       =========
      Cumulative totals                $  15,757      $  24,623       $  39,165       $  52,333      $ 100,005
                                       =========      =========       =========       =========      =========
Interest sensitivity gap               $   9,041      ($  1,155)      ($    129)      $  23,278      ($ 12,639)
                                       =========      =========       =========       =========      =========
Cumulative gap                         $   9,041      $   7,886       $   7,757       $  31,035      $  18,396
                                       =========      =========       =========       =========      =========
Cumulative gap/total earning
    Assets                                 7.64%          6.66%           6.55%          26.21%         15.54%
                                         =======         ======         =======         =======        =======
Interest-sensitive assets to
    interest-sensitive liabilities       157.38%         86.97%          99.11%         276.78%         73.49%
                                         =======         ======         =======         =======        =======


Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


    While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money

                     United Bancshares, Inc. and Subsidiary
market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 1999 are as follows:

                                                                PERCENT OF
      CHANGES IN RATE              NET INTEREST INCOME            CHANGE
      ---------------              -------------------            ------
                                  (Dollars in thousands)

      +200 basis points                    6,019                  (3.7)%
      +100 basis points                    6,209                  (0.7)
      Flat rate                            6,252                    --
      -100 basis points                    6,322                   1.1
      -200 basis points                    6,372                   1.9

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 1999 are as follows:

                                                               PERCENT OF
       CHANGES IN RATE                 NET EQUITY                CHANGE
       ---------------                 ----------                ------
                                  (Dollars in thousands)
       +200 basis points                19,439                    (6.8)%
       +100 basis points                20,751                    (0.5)
       Flat rate                        20,863                      --
       -100 basis points                20,287                    (2.8)
       -200 basis points                19,757                    (5.3)

    The assumptions used in evaluating the vulnerability of the Company's earnings and equity to changes in interest rates are based on management's consideration of past experience, current position and anticipated future economic conditions. The interest sensitivity of the Company's assets and liabilities, as well as the estimated effect of changes in interest rates on the earnings and equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

    The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the policy limits of the Bank at December 31, 1999. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

                     United Bancshares, Inc. and Subsidiary

CAPITAL RESOURCES

    Total shareholders' equity increased $123 thousand in 1999 compared to an increase of approximately $1.9 million in 1998. The increase in 1999 is a result of the sale of common stock ($1.4 million) and the sale of preferred stock ($203,000). However, the net loss of $1.2 million resulted in an increase in the accumulated deficit

     The FRB standards for measuring capital adequacy for U.S. Banking organizations require that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill and/or intangible assets). Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

    As indicated in Table 13, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale to the public as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, the Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios The Company and the Bank do not anticipate paying dividends in the near future.



                            TABLE 13 - CAPITAL RATIOS

                                                         1999               1998             1997
                                                         ----               ----             ----
                                                                   (Dollars in thousands)

Total Capital                                          $  9,223           $  8,823          $  6,891
Less:
    Intangible Assets                                    (2,429)              --                --
                                                       --------           --------          --------
Tier 1 capital                                            6,794              8,823             6,891
Tier 2 capital                                              770                679               468
                                                       --------           --------          --------
    Total qualifying capital                           $  7,564           $  9,502          $  7,359
                                                       ========           ========          ========
Risk-adjusted total assets (including off-
    balance-sheet exposures)                           $ 60,795           $ 54,373          $ 51,868
                                                       ========           ========          ========
Tier 1 risk-based capital ratio                           11.18%             16.23%            13.29%
Total (Tier I and II) risk-based capital ratio            12.44%             17.48%            14.19%
Tier 1 leverage ratio                                      5.08%              7.67%             6.59%


REGULATORY MATTERS

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. Management has begun to address all matters outlined in the Agreement and expects to be in full compliance with its terms and conditions within the required timelines. As part of this Agreement, the Bank is required to achieve a Tier 1 leverage ratio of 6.50% by June 30, 2000 and at all times thereafter during the term of this Agreement, maintain its Tier 1 leverage ratio at a level of no less than 7%. Failure to comply could result in additional regulatory supervision and/or actions.

                     United Bancshares, Inc. and Subsidiary

     The most recent notification dated February 10, 2000, from the Federal Reserve Bank categorized the Bank as "adequately" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. Subsequent to this statement, SFAS No 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

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

                     United Bancshares, Inc. and Subsidiary

YEAR 2000

The Bank was successfully prepared for the Year 2000 potential problems that could have resulted from computer programs being written using two digits rather than four to define the applicable year. This could have resulted in major system failures or miscalculations. The Company completed a comprehensive review of its computer systems, both internal and outsourced processing, to identify the systems that could be affected by the "Year 2000" issue. Where necessary, software and hardware were replaced/remediated. As a result, there were no reportable events or exceptions related to the Year 2000. However, while not expected, there can be no assurance that the Company will not experience any problems in the future. If any problems were to occur in the future, the Company will follow its contingency plan.

ITEM 8 - FINANCIAL STATEMENTS

     See Consolidated Financial Statements attached hereto as Exhibits.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  DIRECTORS OF THE REGISTRANT.



                     PRINCIPAL OCCUPATION AND          YEAR FIRST              TERM
NAME           AGE   OTHER DIRECTORSHIPS             BECAME DIRECTOR        WILL EXPIRE
----           ---   -------------------             ---------------        -----------

James F.
 Bodine        78    Retired as Managing                 1993                  2002
                     Partner, Urban Affairs
                     Partnership
                     Phila., PA.

S. Amos
 Brackeen      81    Founder and Pastor,                 1993                  2003
                     Philippian Baptist
                     Church of Phila., PA.

Emma C.
 Chappell      59    Chairman of                         1993                  2003
                     the Board, President and CEO
                     of Registrant and United Bank
                     of Philadelphia

Kemel G.
 Dawkins       76    President, Kemrodco                 1993                  2001
                     Development and
                     Construction Company, Inc.,
                     President, Kem-Her
                     Construction Company
                     Inc., Phila., PA.












L. Armstead
 Edwards       57   Treasurer,                           1993                  2000
                    United Bancshares, Inc.
                    Owner and President,
                    P.A.Z., Inc.,
                    Philadelphia., PA

Marionette     55    Partner,                            1996                  2000
Y. Frazier           John Frazier, Inc.
                     Philadelphia, PA

William C.
 Green         75    Co-founder, Ivy Leaf                1993                  2002
                     Middle School,
                     Philadelphia, PA

Angela M.
 Huggins       60    President and CEO                   1993                  2001
                     RMS Technologies
                     Inc. Foundation

William B.
 Moore         57    Secretary,                          1993                  2003
                     United Bancshares, Inc.
                     Pastor, Tenth Memorial
                     Baptist Church,
                     Philadelphia, PA

Ernest L.
 Wright        71    Founder, President and              1993                  2000
                     CEO of Ernest L. Wright
                     Construction Company
                     Phila., PA









                                       41



      (b) EXECUTIVE OFFICERS OF REGISTRANT.


NAME                             AGE       OFFICE
----                             ---       ------

Emma C. Chappell (1)             59        Chairman, President and Chief
                                           Executive Officer

James F. Bodine                  78        Vice Chairman

Reverend William B. Moore        57        Secretary

L. Armstead Edwards              57        Treasurer

     (1) Dr. Chappell is the only Executive Officer of the Registrant compensated for her services as such. Dr. Chappell serves as Chairman, President and Chief Executive Officer of the Bank pursuant to a written employment agreement entered into September 13, 1993 and amended as of January 1, 1994 by and among Dr. Chappell, the Bank and United Bancshares, Inc. This employment agreement provides for an employment term ending December 31, 2000 and further provides that Dr. Chappell will receive a guaranteed annual base salary of $150,000. A copy of this employment agreement was filed with Registrant's 1998 Form 10-K and is incorporated herein by reference. The employment agreement was amended effective January 1, 1997 to revise the defined benefit nature of the retirement benefit identified in the contract to a defined contribution retirement obligation.

     (c) FAMILY RELATIONSHIPS.

     There are no family relationships between any director, executive officer or person nominated or chosen by the Bank to become a director or executive officer.

     (d) OTHER

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11 - EXECUTIVE COMPENSATION.


                        COMPENSATION TABLE

NAME OF
INDIVIDUAL OR
NUMBER            CAPACITIES IN
IN GROUP          WHICH SERVED
--------          ------------

                                       1999 SALARY     1999 BONUS      1999 OPTIONS      SERP
                                       -----------     ----------      ------------      ----

Emma C.       Chairman, President       $174,500        $11,183          $     0        $51,840
Chappell      Chief Executive Officer

                                       1998 SALARY     1998 BONUS      1998 OPTIONS      SERP
                                       -----------     ----------      ------------      ----

                                        $165,000        $18,000          $29,694(1)     $48,000


                                       1997 SALARY     1997 BONUS                        SERP
                                       -----------     ----------                        ----

                                        $162,000        $0                              $48,000



     (1) These options to purchase the Registrant's Common Stock at $8.54 per share were issued in December 1998 to replace options that expired in 1998. The options have a five year term.

     Directors of the Bank are compensated for each meeting attended in the amount of three hundred dollars fifty ($350) per Board meeting attended and one hundred fifty dollars ($150) for each committee meeting attended. Directors who are also salaried officers of the Bank receive no remuneration for their services as Directors. During the year ended December 31, 1999, the Bank paid Directors' fees to its "non-interested" Directors totaling $31,550. UBS has paid no director fees since its inception.

     Dr. Emma C. Chappell, Chairman of the Board and Chief Executive Officer of the Bank and Registrant since its formation, receives a minimum annual salary of $150,000. A copy of the employment agreement entered into among Dr. Chappell, the Bank and UBS is incorporated herein by reference.

     One hundred thousand shares of the Bank's Common Stock are subject to a Long Term Incentive Compensation Plan (the "Plan") under which options to purchase the Bank's Common Stock may be granted to key employees of a price not less than the fair market value thereof at the date of the grant ("Options"), and Common Stock may be awarded as Restricted Stock, subject for a period of time to substantial risk of forfeiture and restrictions on disposition as determined by the Compensation Committee as of the date of the grant ("Restricted Stock"). Pursuant to the Plan, options are granted in tandem with Stock Appreciation Rights allowing the holder of an Option to surrender the Option and receive an amount equal to the appreciation in market value of a fixed number of shares of Common Stock from the date of the grant of the Option ("SARs"). SARs may be payable in Common Stock or cash or a combination of both. The Plan also allows the Compensation Committee to grant Performance Shares, which are contingent rights to receive, when certain performance criteria have been attained, amounts of Common Stock and cash determined by the Compensation Committee for such an award. Such rights are subject to forfeiture or reduction if performance goals specified are not met during the performance period. No such options, restricted stock or SARs were granted for 1999 performance.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   SHAREHOLDERS OWNING IN EXCESS OF FIVE PERCENT OF REGISTRANT'S COMMON STOCK

                                 AMOUNT OF UBS             PERCENTAGE
SHAREHOLDERS                  BENEFICIAL OWNERSHIP        COMMON STOCK
------------                  --------------------        ------------

First Union Corporation            241,666                 23.49%
Broad and Chestnut Streets                                 (50,000 or 4.86% are
Philadelphia, PA  19101                                    voting shares)

Philadelphia Municipal             71,667                   6.97%
Retirement System
2000 Two Penn Center
Philadelphia, PA  19102


                       DIRECTORS AND OFFICERS OF THE BANK

                            SHARES OF REGISTRANT'S COMMON STOCK

NAME                     BENEFICIALLY OWNED            PERCENTAGE
----                     ------------------            ----------
James F. Bodine                    10,833                   1.19%
S. Amos Brackeen                    5,000                    .56%
Emma C. Chappell(1)                 7,000                    .77%
Kemel G. Dawkins                    8,333                    .91%
L. Armstead Edwards                10,833                   1.19%
Marionette Y. Frazier               9,350                   1.02%
William C. Green (2)               13,833                   1.51%
Angela M. Huggins                   4,200                    .46%
William B. Moore                    1,000                    .11%
Ernest L. Wright                    5,000                    .55%
                                   ------                   -----
     TOTAL                         75,382                   8.27%
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

     Dr. Chappell also owns options to purchase up to 29,694 shares of the common stock of UBS at a purchase price of $8.54 per share . This option was awarded in December, 1998 and remains in effect for a term of five years from that date.

     (2) Owned jointly with Liller B. Green, his wife.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                           UNITED BANK OF PHILADELPHIA

     United Bank of Philadelphia ("UBP") is a Pennsylvania bank subsidiary of Registrant. The Directors of UBP are as follows:


                             PRINCIPAL OCCUPATION            YEAR FIRST
NAME               AGE       OTHER DIRECTORSHIPS           BECAME DIRECTOR
----               ---       -------------------           ---------------
James F.
 Bodine ...       78          Retired as Managing                 1992
                              Partner, Urban Affairs
                              Partnership
                              Phila., PA.
S. Amos
 Brackeen ...     81          Founder and Pastor,                 1992
                              Philippian Baptist
                              Church of Phila., PA.

Emma C.
 Chappell ...     59          Founder, Chairman of                1992
                              the Board, President
                              and CEO of the
                              Bank and Registrant.
                              of Philadelphia & Vicinity.
Kemel G.
 Dawkins ...      76          President, Kemrodco                 1992
                              Development and
                              Construction Company, Inc.,
                              President, Kem-Her
                              Construction Company
                              Inc., Phila., PA.

L. Armstead
 Edwards ...      57          Owner and President,                1992
                              P.A.Z., Inc.,
                              Philadelphia., PA

Marionette Y.     55          Partner                             1996
 Frazier ...                  John Frazier, Inc.
                              Philadelphia, PA

William C.
 Green ....       75          Co-Founder, Ivy Leaf                1992
                              Middle School,
                              Philadelphia, PA
Angela M.
 Huggins ...      60          President and CEO                   1992
                              RMS Technologies, Inc. Foundation
                              Moorestown, NJ

William B.
 Moore ...        57          Pastor, Tenth Memorial              1992
                              Baptist Church,
                              Philadelphia, PA
Ernest L.
 Wright ...       71          Founder, President and              1992
                              CEO of Ernest L. Wright
                              Construction Company,
                              Phila., PA

     Each of these officers and directors are officers and directors of the Registrant.

                               PHILADELPHIA UNITED

     Dr. Chappell, Chairman, President and CEO of the Bank and Registrant also serves as Chairman of Philadelphia United Community Development Corporation ("Philadelphia United"). Her daughter, Tracey Carter serves as President of Philadelphia United. The Bank subleases office space to Philadelphia United. A copy of this lease is submitted as an exhibit hereto.

                             300 NORTH THIRD STREET

     The Bank leases its corporate headquarters facility from ECC Properties, LLC. ECC Properties, LLC is owned by Dr. Chappell. For a detailed discussion of this transaciton, see "Item 2 - Properties".

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

Leases for office space and branch locations

a. 1. FINANCIAL STATEMENTS: December 31, 1999

     Report of Independent Auditors, April 10, 2000

     Consolidated Balance Sheets at December 31, 1999 and 1998.

     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

2.   Financial Statement Schedules

     Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3. The following exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

     3(i) Articles of Incorporation (Incorporated by reference to Registrant's
          1997 Form 10-K).

     3(ii) Bylaws (Incorporated by reference to Registrant's 1997 Form 10-K).

     9.l Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant's 1997 Form 10-K).

     9.2 Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant's 1997 Form 10-K).

     10.1 Lease Agreements between the Bank and various landlords.

     10.2 Lease Agreement between ECC Properties, LLC and the Bank

     10.3 Lease Agreement between the Bank and Philadelphia United Community Development Corporation.

     10.4 Written Agreement by and among United Bancshares, Inc., United Bank of Philadelphia and Federal Reserve Bank of Philadelphia

     11. Statement of Computation of Earnings Per Share. Included at Item 8 hereof.

     12.  Statement of Computation of Ratios. Included at Item 8 hereof.

     23.  Consent of Independent Accountants.

     27.  Financial Data Schedule.

     (b) Report on 8-K filed February 25, 2000 incorporated by reference.

     (c) The exhibits required to be filed by this item are listed under Item 14(a)3 above.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        UNITED BANCSHARES, INC.

                                        By: /s/  Emma C. Chappell
                                        -----------------------------
                                        Emma C. Chappell, Chairman,
 Date: April 14, 2000                   President & CEO




-----------------------------
James F. Bodine

-----------------------------
S. Amos Brackeen

-----------------------------
Emma C. Chappell

-----------------------------
Kemel G. Dawkins

-----------------------------
L. Armstead Edwards

-----------------------------
Marionette Y. Frazier

-----------------------------
William C. Green

-----------------------------
Angela M. Huggins

-----------------------------
William B. Moore

-----------------------------
Ernest L. Wright

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                     UNITED BANCSHARES, INC. AND SUBSIDIARY



     Report of Independent Auditors, April 10, 2000              50

     Consolidated Balance Sheets at December 31, 1999 and 1998   51

     Consolidated Statements of Operations
       for the years ended December 31, 1999, 1998 and 1997      52

     Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 1999, 1998 and 1997      53

     Consolidated Statements of Cash Flows
       for the years ended December 31, 1999, 1998 and 1997      54

     Notes to Consolidated Financial Statements                  55

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
United Bancshares, Inc. and subsidiary


      We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 16 to the financial statements, the Bank entered into a Written Agreement with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking dated February 10, 2000. Management's plans in regard to this matter are described in Note 16.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                                          /s/ Grant Thornton LLP

Philadelphia, Pennsylvania
April 10, 2000

                     United Bancshares, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,
                                                      ----------------------------------
                                                          1999                1998
                                                          ----                ----
                  ASSETS

Cash and due from banks                               $  9,396,669       $  3,675,010
Interest-bearing deposits with banks                       365,547            350,024
Federal funds sold                                       7,158,000         12,318,000
                                                      ------------       ------------
          Cash and cash equivalents                     16,920,216         16,343,034
Investment securities:
   Available-for-sale, at market value                  19,129,535          8,049,875
   Held-to-maturity, at amortized cost
     (market value of $31,470,822 and
     $35,203,274 in 1999 and 1998, respectively)        32,303,774         35,146,148
Loans, net of unearned discount of
   $225,302 and $301,540 in 1999 and
   1998, respectively                                   61,010,995         57,950,133
Less allowance for loan losses                          (1,566,642)          (679,557)
                                                      ------------       ------------
          Net loans                                     59,444,353         57,270,576
Bank premises and equipment, net                         3,825,321          1,565,131
Accrued interest receivable                              1,221,679          1,749,623
Foreclosed real estate                                     397,641            262,368
Core deposit intangible                                  2,428,524               --
Prepaid expenses and other assets                        1,578,036          1,595,926
                                                      ------------       ------------
                                                      $137,249,079       $121,982,681
                                                      ============       ============


          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Demand deposits, noninterest-bearing               $ 26,206,218       $ 19,999,226
   Demand deposits, interest-bearing                    29,119,779         29,114,084
   Savings deposits                                     33,342,400         23,393,986
   Time deposits, $100,000 and over                     12,633,964         13,942,008
   Time deposits                                        23,464,035         22,614,098
                                                      ------------       ------------
                                                       124,766,396        109,063,402

   Long-term debt                                             --               11,191
   Securities sold to repurchase                              --            1,557,755
   Obligations under capital leases                      1,444,607               --
   Accrued interest payable                                600,546            598,352
   Accrued expenses and other liabilities                1,410,215          1,847,665
                                                      ------------       ------------
          Total liabilities                            128,221,764        113,078,365
                                                      ------------       ------------
Shareholders' equity:
   Series A preferred stock, noncumulative, 6%,
     $0.01 par value, 500,000
     shares authorized; 143,150 and 132,999
     issued and outstanding
     in 1999 and 1998                                        1,432              1,330
   Common stock, $0.01 par value;
     2,000,000 shares authorized; 1,028,753 and
     913,490 issued and outstanding in
     1999 and 1998, respectively                            10,288              9,134
   Additional paid-in-capital                           13,870,169         12,286,233
   Accumulated deficit                                  (4,658,391)        (3,428,169)
   Accumulated other comprehensive income (loss)          (196,183)            35,788
                                                      ------------       ------------
          Total shareholders' equity                     9,027,315          8,904,316
                                                      ------------       ------------
                                                      $137,249,079       $121,982,681
                                                      ============       ============



        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1999               1998            1997
                                                       ----               ----            ----
Interest income:
   Interest and fees on loans                      $ 5,589,589       $ 6,270,323      $ 5,912,901
   Interest on investment securities                 1,812,983         1,275,542        1,067,762
   Interest on federal funds sold                      680,715           688,285          482,856
   Interest on time deposits with other banks           24,834            26,329           25,333
                                                   -----------       -----------      -----------
         Total interest income                       8,108,121         8,260,479        7,488,852
                                                   -----------       -----------      -----------
Interest expense:
   Interest on time deposits                         1,695,078         1,898,967        1,852,080
   Interest on demand deposits                         568,903           619,921          379,397
   Interest on savings deposits                        440,002           427,682          459,035
   Interest on borrowed funds                          140,075            73,265           54,841
                                                   -----------       -----------      -----------
         Total interest expense                      2,844,058         3,019,835        2,745,353
                                                   -----------       -----------      -----------
         Net interest income                         5,264,063         5,240,644        4,743,499

Provision for loan losses                            1,007,003           350,500           97,500
                                                   -----------       -----------      -----------
         Net interest income after
          provision for loan losses                  4,257,060         4,890,144        4,645,999
                                                   -----------       -----------      -----------
Noninterest income:
   Gain on sale of loans                                43,856           201,664          187,471
   Customer service fees                             2,031,245         1,457,508        1,181,082
   Gain on sale of investments                            --               1,201             --
   Other income                                        151,303           155,663          148,867
                                                   -----------       -----------      -----------
         Total noninterest income                    2,226,404         1,816,036        1,517,420
                                                   -----------       -----------      -----------
Noninterest expense:
   Salaries, wages, and employee benefits            2,962,500         2,555,774        2,397,861
   Occupancy and equipment                           1,437,775         1,275,902        1,015,419
   Office operations and supplies                      715,207           525,771          522,525
   Marketing and public relations                      304,537           221,348          172,326
   Professional services                               393,607           232,793          274,999
   Data processing                                     863,208           868,665          844,009
   Deposit insurance assessments                       104,991            82,389           66,274
   Other operating                                     931,861           933,605          689,416
                                                   -----------       -----------      -----------
         Total noninterest expense                   7,713,686         6,696,247        5,982,829
                                                   -----------       -----------      -----------
         Net income (loss)                         $(1,230,222)      $     9,933      $   180,590
                                                   ===========       ===========      ===========
Net income (loss) per common share -
  basic and diluted                                $     (1.24)      $      0.01      $      0.22
                                                   ===========       ===========      ===========
Weighted average number of common shares               995,699           845,902          818,240
                                                   ===========       ===========      ===========



        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary


            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                  Years ended December 31, 1999, 1998 and 1997



                               SERIES A                                                       ACCUMULATED     TOTAL
                           PREFERRED STOCK        COMMON STOCK      ADDITIONAL                  OTHER         SHARE-
                           ---------------        ------------       PAID-IN    ACCUMULATED  COMPREHENSIVE   HOLDERS'  COMPREHENSIVE
                           SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT     INCOME (LOSS)    EQUITY   INCOME (LOSS)
                           ------   ------     ------     ------     -------     -------     -------------    ------   -------------
Balance at
 January 1, 1997           93,150     $932     816,355     $8,163  $10,348,989  $(3,618,692)    $19,276    $6,758,668
Proceeds from
  issuance of
  common stock                 --       --       7,340         73       76,637           --                    76,710
Unrealized gains
  on investment
  securities                   --       --          --         --           --           --      42,887        42,887    $   42,887
Net income                     --       --          --         --           --      180,590          --       180,590       180,590
                          --------  ------   ---------    -------  -----------   ----------    ---------   ----------   ------------
Balance at
 December 31, 1997         93,150      932     823,695      8,236   10,425,626   (3,438,102)     62,163     7,058,855       223,477
                                                                                                                        ============

Proceeds from issuance
 of preferred stock        39,849      398          --         --      796,582           --          --       796,980
Proceeds from issuance
  of common stock                                89,795       898    1,064,025                              1,064,923
Unrealized losses on
  investment securities        --       --          --         --           --           --     (26,375)      (26,375)      (26,375)
Net income                     --       --          --         --           --        9,933          --         9,933         9,933
                          --------  ------   ---------    -------  -----------   ----------    ---------   ----------   ------------
BALANCE AT
 DECEMBER 31, 1998        132,999    1,330     913,490      9,134   12,286,233   (3,428,169)     35,788     8,904,316       (16,442)
                                                                                                                        ============

PROCEEDS FROM
  ISSUANCE OF
  PREFERRED STOCK          10,151      102                             202,918                                203,020
PROCEEDS FROM
  ISSUANCE OF
  COMMON STOCK                                 115,263      1,154    1,381,018                              1,382,172
UNREALIZED LOSSES
  ON INVESTMENT
  SECURITIES                                                                                   (231,971)     (231,971)     (231,971)
NET LOSS                       --       --          --         --           --   (1,230,222)               (1,230,222)   (1,230,222)
                          --------  ------   ---------    -------  -----------   ----------    ---------   ----------   ------------
BALANCE AT
 DECEMBER 31, 1999        143,150   $1,432   1,028,753    $10,288  $13,870,169  ($4,658,391)   $(196,183)  $9,027,315   $(1,462,193)
                          =======   ======   =========    =======  ===========  ===========    =========   ==========   ===========




         The accompanying notes are an integral part of this statement.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1999            1998              1997
                                                          ----            ----              ----
Cash flows from operating activities:
   Net income (loss)                                 $ (1,230,222)    $      9,933     $    180,590
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
     Provision for loan losses                          1,007,003          350,500           97,500
     Gain on sale of loans                                (43,856)        (201,664)        (187,471)
     Depreciation and amortization                        677,452          584,744          542,193
     (Increase) decrease in accrued
       interest receivable
       and other assets                                   410,561       (1,345,070)        (244,534)
     (Decrease) increase in accrued
       interest payable
       and other liabilities                             (435,256)       1,402,386         (131,570)
                                                     ------------     ------------     ------------
          Net cash provided by (used in)
            operating activities                          385,682          800,828          256,708
                                                     ------------     ------------     ------------
Cash flows from investing activities:
   Purchase of available-for-sale investments         (14,688,776)     (11,708,818)      (3,738,899)
   Purchase of held-to-maturity investments           (48,678,917)     (33,748,996)      (6,094,788)
   Proceeds from maturity and principal
     reductions of available-for-sale investments       3,377,145       11,057,565        1,856,565
   Proceeds from maturity and principal
     reductions of held-to-maturity investments        51,501,203        9,429,511        4,185,109
   Net proceeds from branch acquisitions               27,694,690             --               --
   Proceeds from sale of student loans                  2,975,360       12,846,705        9,677,111
   Net decrease (increase) in loans                    15,870,049        8,276,373       (4,512,352)
   Purchase of residential mortgage loans                    --               --         (1,623,782)
   Purchase of automobile loans                       (21,982,333)      (4,848,864)      (8,047,769)
   Purchase of premises and equipment                  (1,429,324)        (203,413)        (495,501)
                                                     ------------     ------------     ------------
          Net cash (used in) provided by
           investing activities                        14,639,097       (8,899,937)      (8,794,306)
                                                     ------------     ------------     ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                (14,463,843)       9,636,339       10,666,092
   Repayments on long-term debt                           (11,191)         (32,497)         (30,873)
   Securities sold to repurchase                       (1,557,755)         216,702        1,341,053
   Net proceeds from issuance of
     common stock                                       1,382,172        1,064,922           76,710
   Net proceeds from issuance of
     preferred stock                                      203,020          796,980             --
                                                     ------------     ------------     ------------
          Net cash provided by (used in)
           financing activities                       (14,447,597)      11,682,446       12,052,982
                                                     ------------     ------------     ------------
          Net increase (decrease) in cash
           and cash equivalents                           577,182        3,583,338        3,515,384
Cash and cash equivalents at
 beginning of year                                     16,343,034       12,759,696        9,244,312
                                                     ------------     ------------     ------------
Cash and cash equivalents at
 end of year                                         $ 16,920,216     $ 16,343,034     $ 12,759,696
                                                     ============     ============     ============
Supplemental disclosure of
 cash flow information:
   Cash paid during the year for interest            $  2,780,355     $  2,960,086     $  2,726,349
                                                     ============     ============     ============



        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


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

     LOANS

     The Bank has both the positive intent and ability to hold its loans to maturity. These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses. Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount. It is the Bank's policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management's judgment, the collection of principal and interest is reasonably anticipated or adequate collateral exists. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management's judgment as to collectibility of principal. When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as nonperforming.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     ALLOWANCE FOR LOAN LOSSES

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Under SFAS No. 114, the allowance for loan losses related to "impaired loans" is based on the discounted cash flows using the impaired loans' initial effective interest rate as the discount rate, or the fair value of the collateral for collateral-dependent loans. A loan is impaired when it meets the criteria to be placed on nonaccrual status. Loans which are evaluated for impairment pursuant to SFAS No. 114 are assessed on a loan-by-loan basis and include only commercial nonaccrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, residential mortgages, and other student loans, are evaluated collectively for impairment.

     The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the loan portfolio. The allowance is increased by provisions charged to operating expenses and reduced by charge-offs net of recoveries. Management's determination of the adequacy of the allowance is based on continuous credit reviews of the loan portfolio, consideration of the current economic conditions, review of specific problem loans, and other relevant factors. This evaluation is subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. However, actual losses on specific loans, which are encompassed in the analysis, may vary from estimated losses.

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

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     INCOME (LOSS) PER SHARE

     During 1997, the Company adopted the provisions of SFAS No. 128, which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. Subsequent to this statement, SFAS No 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

     Loans held-for-sale: Fair values are estimated using quoted rates based upon secondary market sources for similar loans.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     SEGMENTS

     On January 1, 1998, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 131, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Bank's operating segments. Management has determined the Bank operates in one business segment, community banking.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     ORGANIZATIONAL COSTS

     On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, Reporting on Costs of Start-Up Activities which requires that costs of start-up activities, as defined, including organizational costs, be expensed as incurred. The adoption of SOP 98-5 had no material impact on the Company's financial statements.

     COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS No. 130, which establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130.

     The income tax effects allocated to comprehensive income (loss) is as follows for the year ended:

                                                   DECEMBER 31, 1999
                                        --------------------------------------
                                                                      NET OF
                                         BEFORE TAX        TAX         TAX
                                          AMOUNT         BENEFIT      AMOUNT
                                          ------         -------      ------
Unrealized losses on securities
  Unrealized holding losses
   arising during period                $(348,498)     ($116,527)    $(231,971)
  Less reclassification adjustment
   for gains realized in net income          --             --            --
                                        ---------      ---------     ---------
  Other comprehensive loss, net         $(348,498)     ($116,527)    $(231,971)
                                        =========      =========     =========


                                                   DECEMBER 31, 1998
                                        --------------------------------------
                                                                      NET OF
                                         BEFORE TAX        TAX         TAX
                                          AMOUNT         BENEFIT      AMOUNT
                                          ------         -------      ------
Unrealized losses on securities
  Unrealized holding losses
    arising during period                 $(39,462)     ($12,282)    $(27,180)
  Less reclassification adjustment
    for gains realized in net income         1,201           396          805
                                          --------      --------     --------
  Other comprehensive loss, net           $(38,261)     ($11,886)    $(26,375)
                                          ========      ========     ========

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


                                                   DECEMBER 31, 1997
                                        --------------------------------------
                                                                      NET OF
                                         BEFORE TAX        TAX         TAX
                                          AMOUNT         BENEFIT      AMOUNT
                                          ------         -------      ------
Unrealized gains on securities
  Unrealized holding gains
   arising during period                 $72,284        $29,397       $42,887
  Less reclassification adjustment
   for gains realized in net income         --             --            --
                                         -------        -------       -------
  Other comprehensive income, net        $72,284        $29,397       $42,887
                                         =======        =======       =======



2.  CASH AND DUE FROM BANK BALANCES

     The Bank maintains various deposit accounts of $645,328 with other banks to meet normal funds transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 1999.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



3.  INVESTMENTS

     The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 1999 and 1998 are as follows:


                                                                               1999
                                              --------------------------------------------------------------------
                                                                    GROSS             GROSS
                                               AMORTIZED          UNREALIZED        UNREALIZED           MARKET
                                                 COST               GAINS             LOSSES              VALUE
                                                 ----               -----             ------              -----
AVAILABLE-FOR-SALE:
  OTHER GOVERNMENT SECURITIES                 $ 11,255,096                         $   (207,335)      $ 11,047,761
  MORTGAGE-BACKED SECURITIES                     7,668,672                              (86,940)         7,581,732
                                              ------------      ------------       ------------       ------------
  TOTAL DEBT SECURITIES                         18,923,768              --             (294,275)        18,629,493
  INVESTMENTS IN MUTUAL FUNDS                       94,092              --                 --               94,092
  OTHER INVESTMENTS                                405,950              --                 --              405,950
                                              ------------      ------------       ------------       ------------
                                              $ 19,423,810      $       --         $   (294,275)      $ 19,129,535
                                              ============      ============       ============       ============
HELD-TO-MATURITY:
  OTHER GOVERNMENT SECURITIES                   17,556,702              --             (506,631)        17,050,071
  MORTGAGE-BACKED SECURITIES                    14,747,072              --             (326,321)        14,420,751
                                              ------------      ------------       ------------       ------------
                                              $ 32,303,774      $       --         $   (832,952)      $ 31,470,822
                                              ============      ============       ============       ============

                                                                               1998
                                              --------------------------------------------------------------------
                                                                    GROSS             GROSS
                                               AMORTIZED          UNREALIZED        UNREALIZED           MARKET
                                                 COST               GAINS             LOSSES              VALUE
                                                 ----               -----             ------              -----
Available-for-sale:
  Other Government Securities                $ 2,248,700        $     5,840        $      --          $ 2,254,540
  Mortgage-backed securities                   5,337,225             48,383               --            5,385,608
                                             -----------        -----------        -----------        -----------
  Total debt securities                        7,585,925             54,223               --            7,640,148
  Investments in mutual funds                     89,527               --                 --               89,527
  Other investments                              320,200               --                 --              320,200
                                             -----------        -----------        -----------        -----------
                                             $ 7,995,652        $    54,223        $      --          $ 8,049,875
                                             ===========        ===========        ===========        ===========
Held-to-maturity:
  U.S. Treasury securities                   $ 1,000,141        $     1,109        $      --          $ 1,001,250
  Other Government securities                 31,633,770             50,483               --           31,684,253
  Mortgage-backed securities                   2,512,237              5,534               --            2,517,771
                                             -----------        -----------        -----------        -----------
                                             $35,146,148        $    57,126        $      --          $35,203,274
                                             ===========        ===========        ===========        ===========


Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 1999 were as follows. Expected maturities may differ from contractual maturities.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



3.  INVESTMENTS - CONTINUED
                                                    AMORTIZED          MARKET
                                                      COST             VALUE
                                                      ----             -----
AVAILABLE-FOR-SALE:
  DUE AFTER ONE YEAR THRU THREE YEARS             $   250,000      $   247,260
  DUE AFTER THREE YEARS THROUGH FIVE YEARS          5,690,486        5,404,452
  DUE AFTER FIVE YEARS THROUGH FIFTEEN YEARS        5,314,610        5,396,049
  MORTGAGE-BACKED SECURITIES                        7,668,672        7,581,732
                                                  -----------      -----------
  TOTAL DEBT SECURITIES                            18,923,768       18,629,493
  INVESTMENTS IN MUTUAL FUNDS                          94,092           94,092
  OTHER INVESTMENTS                                   405,950          405,950
                                                  -----------      -----------
                                                  $19,423,810      $19,129,535
                                                  ===========      ===========
HELD-TO-MATURITY:
  DUE AFTER ONE YEAR THROUGH THREE YEARS            1,250,000        1,230,030
  DUE AFTER THREE YEARS THROUGH FIVE YEARS          5,796,809        5,663,703
  DUE AFTER FIVE YEARS THROUGH FIFTEEN YEARS       10,509,893       10,156,338
  MORTGAGE-BACKED SECURITIES                       14,747,072       14,420,751
                                                  -----------      -----------
                                                  $32,303,774      $31,470,822
                                                  ===========      ===========

     There were no sales of investments during 1999 or 1997. The Bank recorded a gain on the sale of investments during 1998 of $1,201.

     As of December 31, 1999 and 1998, investment securities with a book value of $9,964,172 and $11,703,948, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.


4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

   The composition of the net loans is as follows:

                                        1999                1998
                                        ----                ----
Commercial and industrial           $ 13,664,212       $ 13,643,535
Commercial real estate                 1,288,232          1,517,979
Residential mortgages                 26,236,947         31,364,864
Consumer loans                        19,821,604         11,423,755
                                    ------------       ------------
    Total loans                       61,010,995         57,950,133
Less allowance for loan losses        (1,566,642)          (679,557)
                                    ------------       ------------
    Net loans                       $ 59,444,353       $ 57,270,576
                                    ============       ============

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


4. LOANS AND ALLOWANCE FOR LOAN LOSSES - CONTINUED

     As of December 31, 1999 and 1998, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of approximately $1,442,600 and $1,148,000, respectively. During 1999, new loans to such related parties amounted to $429,000 and repayments amounted to $126,700. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other nonrelated party transactions.

     Nonaccrual loans totaled approximately $2,027,000 and $1,720,000 as of December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, unamortized deferred fees and costs totaled $151,645 and $177,847, respectively.

     Loans having a carrying value of $406,400 and $127,800 were transferred to foreclosed real estate in 1999 and 1998, respectively.

     Changes in the allowance for possible loan losses are as follows:

                                         1999           1998          1997
                                         ----           ----          ----
        Balance, beginning of year    $  679,557     $ 468,806     $ 527,507
        Provision                      1,007,003       350,500        97,500
        Charge-offs                     (387,480)     (180,727)     (234,638)
        Recoveries                       267,562        40,978        78,437
                                      ----------     ---------     ---------
             Balance, end of year     $1,566,642     $ 679,557     $ 468,806
                                      ==========     =========     =========

     At December 31, 1999 and 1998, the recorded investment in loans that were on a nonaccrual basis and were considered to be impaired under SFAS No. 114 was $844,300 and $845,500, respectively. At December 31, 1999 and 1998, the related allowance for loan losses was $674,100 and $183,000, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was approximately $844,300 and $526,000, respectively. For the years ended December 31, 1999, 1998 and 1997, the Bank recognized interest income on those impaired loans of $9,100, $36,800 and $0, respectively.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. During 1999, approximately 28% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



5.  BANK PREMISES AND EQUIPMENT

   The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                  ESTIMATED
                                  USEFUL LIFE       1999             1998
                                  -----------       ----             ----
Buildings, capital lease and
 leasehold improvements          10-15 years     $ 3,654,194     $ 1,343,898
Furniture and equipment            3-7 years       2,710,371       2,183,743
                                                 -----------     -----------
                                                   6,364,565       3,527,641
Less accumulated depreciation
 and amortization                                 (2,539,244)     (1,962,510)
                                                 -----------     -----------
                                                 $ 3,825,321     $ 1,565,131
                                                 ===========     ===========

     The Bank occupies a building which houses its corporate headquarters under a non-cancellable capital lease from a related party which expires in the year 2009. This lease is with a company which is owned by an officer of the Bank. This lease is recorded as a capital lease at December 31, 1999 in the amount of $1,483,000 with accumulated depreciation of $74,150.

     The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was $367,554, $323,330, and
$288,959.

     Future minimum lease payments under capital and operating leases are as follows:

                                                 CAPITALIZED        OPERATING
 YEAR ENDING DECEMBER 31,                          LEASES             LEASES
 ------------------------                          ------             ------

2000                                           $   323,125         $   417,566
2001                                               331,250             392,797
2002                                               338,750             296,611
2003                                               346,250             233,502
2004                                               353,750              49,115
Thereafter                                       1,680,000              57,000
                                               -----------         -----------
Total minimum lease payments                   $ 3,373,125         $ 1,446,591
                                                                   ===========
Less amount representing interest               (1,928,518)
                                               -----------

Present value of future minimum rentals        $ 1,444,607
                                               ===========

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



6.  DEPOSITS

     The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was $12,633,964 and $13,942,008 at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

     2000                                                 $29,047
     2001                                                   2,915
     2002                                                   1,589
     2003                                                   1,517
     2004                                                     805
     Thereafter                                               225
                                                          -------
                                                          $36,098
                                                          =======

8.  REVERSE REPURCHASE AGREEMENTS

     The Bank entered into sales of securities under agreements to repurchase identical securities or reverse repurchase agreements. The amounts advanced to the Bank under these agreements represent short-term loans and would be reflected as a payable in the balance sheet. The securities underlying the agreements are book-entry securities maintained at the Federal Reserve Bank of Philadelphia. The average balance of reverse purchase agreements entered into during 1998 was $1.5 million, and the maximum amount outstanding at any month-end during 1998 was $1.5 million. The repurchase agreement matured on March 31, 1999.

9. CAPITAL STOCK OFFERINGS

     On September 30, 1998, the Company designated a subclass of its Common Stock as Class B. Pursuant to the terms of the amendment, holders of the Class B Common Stock have rights of Common Stockholders, with the exception of voting rights. On October 9, 1998, the Company sold 83,333 shares of Class B Common Stock to one shareholder for a purchase price of $12 per share. On February 9, 1999 and September 24, 1999, the Bank sold 83,333 and 25,000 shares of Class B Stock, respectively, to the same shareholder at $12 per share.

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

     During 1998, the Bank received $64,922 and issued 6,492 shares as a result of warrants exercised by shareholders to purchase common stock at a price of $10.00 per share. As of December 31, 1998, no warrants remained outstanding.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


9. CAPITAL STOCK OFFERINGS--CONTINUED

     In July 1998, the Company began a limited offering of its Series A Preferred Stock (noncumulative, 6%. $.01 par value) to Fannie Mae Corporation. The nonvoting preferred stock was offered at a price of $20 per share, in an amount for which the aggregate purchase price does not exceed the lesser of (1) 9.99% of the total equity. During 1998, the Company received $796,980 and issued 39,849 shares of preferred stock from this offering. During 1999, the Company received $203,020 from Fannie Mae and issued 10,151 shares of preferred stock from this offering.

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

     At December 31, 1999, the Bank has net operating loss carryforwards of approximately $2,500,000 for income tax purposes that begin to expire in 2008.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,499,042 and $1,120,565 as of December 31, 1999 and 1998, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:

                                                                1999                1998
                                                                ----                ----
Deferred tax assets:
  Provision for loan losses                                $   467,180         $   164,653
  Unrealized losses (gains) on investment securities            98,092             (18,435)
  Depreciation                                                  29,390              42,725
  Net operating loss carryforwards                             880,707             903,192
  Other                                                         23,673              28,430
  Valuation allowance for deferred tax assets               (1,499,042)         (1,120,565)
                                                           -----------         -----------
       Net deferred tax assets                             $      --           $      --
                                                           ===========         ===========


                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


10. INCOME TAXES--CONTINUED

                                          1999            1998          1997
                                          ----            ----          ----
Effective rate reconciliation:
  Tax at statutory rate                $(418,275)     $   3,377      $  61,400
  Nondeductible expenses                  33,742         17,634         11,849
  Increase in valuation allowance        379,094           --             --
  Other                                    6,055
  Utilization of net operating loss         (616)       (21,011)       (73,249)
                                       ---------      ---------      ---------
     Total tax expense                 $    --        $    --        $    --
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

     Summaries of the Bank's financial instrument commitments are as follows:

                                                  1999                  1998
                                                  ----                  ----
     Commitments to extend credit             $6,140,622           $ 7,269,229
     Outstanding letters of credit               259,000               259,000

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

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



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

                                                       1999                   1998
                                             ---------------------   ---------------------
                                             CARRYING       FAIR      CARRYING      FAIR
                                              AMOUNT        VALUE       AMOUNT      VALUE
                                              ------        -----       ------      -----
                                                         (Dollars in thousands)
Assets:
  Cash and cash equivalents                   $16,920     $16,920     $16,343     $16,343
  Investment securities                        51,433      50,600      43,196      43,253
  Loans, net of allowance for loan losses      59,444      58,209      57,271      56,577

                                                       1999                   1998
                                             ---------------------   ---------------------
                                             CARRYING       FAIR      CARRYING      FAIR
                                              AMOUNT        VALUE       AMOUNT      VALUE
                                              ------        -----       ------      -----
                                                         (Dollars in thousands)
Liabilities:
  Demand deposits                              55,326      55,326      49,113      49,113
  Savings deposits                             33,342      33,342      23,394      23,394
  Time deposits                                36,098      36,198      36,556      36,352

Off Balance Sheet:
  Commitments to extend credit                  6,141       6,141       7,269       7,269
  Outstanding letters of credit                   259         259         259         259


13. EMPLOYEE COMPENSATION

     The Bank entered into a five-year employment agreement with its chief executive officer covering such items as salaries, bonuses, and benefits. The agreement expires in 2000 and provides for guaranteed minimum annual compensation of $150,000 over the term of the contract. The contract, entered into on September 13, 1993 and amended January 1, 1994, also granted the chief executive officer the option to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. The contract, as amended on January 1, 1997, also provides for a minimum contribution of $58,200 per year to the chief executive officer's retirement benefit. The Company made no stock-based compensation awards to any employee during 1999, 1998, and 1997.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



14.  CORE DEPOSIT INTANGIBLE

     On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. The Bank paid a deposit premium of 7%, or $2,186,500, and incurred approximately $ 351,650 in consulting and other costs directly related to these branch acquisitions. Subsequent to the acquisition, the Bank transferred back to First Union one significant deposit relationship totaling $940,000 and received a $66,000 refund of deposit premium. The premium and branch acquisition costs are being amortized over 14 years. Amortization totaled $43,626 for the year ended December 31, 1999.


15. CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                      -----------------------
                                                         1999          1998
                                                         ----          ----
                                                       (Dollars in thousands)
Assets:
  Due from banks (subsidiary)                         $    289       $    265
  Investment in United Bank of Philadelphia              8,738          8,639
                                                      --------       --------
      Total assets                                    $  9,027       $  8,904
                                                      ========       ========

Shareholders' equity:
  Series A preferred stock                            $      1       $      1
  Common stock                                              10              9
  Additional paid-in-capital                            13,870         12,286
  Accumulated deficit                                   (4,658)        (3,428)
  Net unrealized holding gains (losses)
     on securities available-for-sale                     (196)            36
                                                      --------       --------
      Total shareholders' equity                      $  9,027       $  8,904
                                                      ========       ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
                                                   (Dollars in thousands)

Equity in net income (loss) of subsidiary      $(1,230)   $    10    $   181
                                               -------    -------    -------
      Net income (loss)                        $(1,230)   $    10    $   181
                                               =======    =======    =======

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



15. CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY--CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1999         1998          1997
                                                        ----         ----          ----
                                                                (Dollars in thousands)
Cash flows from operating activities:
  Net income (loss)                                  $(1,230)      $    10       $   181
  Equity in net income (loss) of subsidiary            1,230           (10)         (181)
                                                     -------       -------       -------
      Net cash provided by operating activities         --            --            --
                                                     -------       -------       -------
Cash flows from investing activities:
  Investment in subsidiary                            (1,561)       (1,783)          (76)
                                                     -------       -------       -------
      Net cash used in investing activities           (1,561)       (1,783)          (76)
                                                     -------       -------       -------
Cash flows from financing activities:
  Issuance of preferred stock                            203           797          --
  Issuance of common stock                             1,382         1,065            76
                                                     -------       -------       -------
      Net cash provided by financing activities        1,585         1,862            76
                                                     -------       -------       -------
      Net increase in cash and cash equivalents           24            79          --
Cash and cash equivalents at beginning of year           265           186           186
                                                     -------       -------       -------
Cash and cash equivalents at end of year             $   289       $   265       $   186
                                                     =======       =======       =======


16. REGULATORY MATTERS

     The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank's service area. As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements. Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution's net assets. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) for capital adequacy purposes. Management believes, as of December 31, 1999, that the Bank meets the capital adequacy requirements to which it is subject.

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


16. REGULATORY MATTERS - CONTINUED

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement ("Agreement") with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. This will require an increase in capital and/or a reduction in assets. To achieve this capital ratio, Management has developed plans that include: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management has begun to address all matters outlined in the Agreement and expects to be in full compliance with its terms and conditions within the required timelines. Failure to comply could result in additional regulatory supervision and/or actions.

     Beginning in 1996, the Bank has operated under a Supervisory Letter from its primary regulator. The Supervisory Letter prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and Company from issuing long-term debt.

     The most recent notification dated February 10, 2000, from the Federal Reserve Bank categorized the Bank as "adequately" capitalized under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

     The Company's and the Bank's actual capital amounts and ratios are as follows:


(IN THOUSANDS)

                                                                                                         TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                FOR CAPITAL                         PROMPT CORRECTIVE
                                     ACTUAL                  ADEQUACY PURPOSES                      ACTION PROVISIONS
                                -----------------    -----------------------------------    ---------------------------------------
                                 AMOUNT    RATIO     AMOUNT   RATIO                         AMOUNT    RATIO
                                 ------    -----     ------   -----                         ------    -----
AS OF DECEMBER 31, 1999:
  TOTAL CAPITAL TO RISK-
    WEIGHTED ASSETS:
      COMPANY (CONSOLIDATED)    $ 7,564    12.44%   $ 4,864   equal or greater than 8.00%     N/A
      BANK                        7,275    12.07      4,822   equal or greater than 8.00    6,027     equal or greater than 10.00%

  TIER 1 CAPITAL TO RISK-
    WEIGHTED ASSETS:
      COMPANY (CONSOLIDATED)      6,794    11.18      2,431   equal or greater than 4.00      N/A
      BANK                        6,505    10.80      2,409   equal or greater than 4.00    3,614      equal or greater than 6.00%


  TIER 1 CAPITAL TO AVERAGE
    ASSETS:
      COMPANY (CONSOLIDATED)      6,794     5.08      5,350   equal or greater than 4.00      N/A
      BANK                        6,505     4.87      5,343   equal or greater than 4.00    6,679      equal or greater than 5.00%


                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998


16. REGULATORY MATTERS - CONTINUED


                                                                                                         TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                FOR CAPITAL                         PROMPT CORRECTIVE
                                     ACTUAL                  ADEQUACY PURPOSES                      ACTION PROVISIONS
                                -----------------    -----------------------------------    ---------------------------------------
                                 AMOUNT    RATIO     AMOUNT   RATIO                         AMOUNT    RATIO
                                 ------    -----     ------   -----                         ------    -----
As of December 31, 1998:
  Total capital to risk-
   weighted assets:
      Company (consolidated)     $9,502    17.48%    $4,349   equal or greater than 8.00%     N/A
      Bank                        9,236    16.99      4,349   equal or greater than 8.00    5,436   equal or greater than 10.00%

  Tier 1 capital to risk-
   weighted assets:
      Company (consolidated)      8,823    16.23      2,175   equal or greater than 4.00      N/A
      Bank                        8,557    15.74      2,175   equal or greater than 4.00    3,262   equal or greater than 6.00%

  Tier 1 capital to average assets:
    Company (consolidated)        8,823     7.67      4,601   equal or greater than 4.00      N/A
    Bank                          8,557     7.44      4,601   equal or greater than 4.00    5,751   equal or greater than 5.00%



17.  COMMITMENTS AND CONTINGENCIES

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


18.  EARNINGS PER SHARE COMPUTATION

     In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                              YEAR ENDED DECEMBER 31, 1999
                                      ----------------------------------------
                                          LOSS          SHARES       PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------

NET LOSS                              $(1,230,222)
                                      ===========
BASIC LOSS PER SHARE
  LOSS AVAILABLE TO STOCKHOLDERS      $(1,230,222)      995,699       $(1.24)
                                      ===========      ========       ======


                                              YEAR ENDED DECEMBER 31, 1998
                                      ----------------------------------------
                                          LOSS          SHARES       PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------

Net income                              $ 9,933
                                        =======

Basic EPS
  Income available to stockholders      $ 9,933        845,902        $0.01
                                        =======        =======        =====

                     United Bancshares, Inc. and Subsidiary

                           December 31, 1999 and 1998



18.  EARNINGS PER SHARE COMPUTATION--CONTINUED


                                              YEAR ENDED DECEMBER 31, 1997
                                      ----------------------------------------
                                          LOSS          SHARES       PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------

Net income                               $180,590

Basic income per share
  Income available to stockholders       $180,590       818,240        $0.22
                                         ========       =======        =====
Effect of dilutive securities
  Warrants                                                7,733
                                                        -------
Diluted EPS
Income available to
 common stockholders
  Plus assumed conversions               $180,590       825,973        $0.22
                                         ========       =======        =====

                                 EXHIBIT INDEX

     3(i) Articles of Incorporation (Incorporated by reference to Registrant's
          1997 Form 10-K).

     3(ii) Bylaws (Incorporated by reference to Registrant's 1997 Form 10-K).

     9.l Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant's 1997 Form 10-K).

     9.2 Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant's 1997 Form 10-K).

     10.1 Lease Agreements between the Bank and various landlords.

     10.2 Lease Agreement between ECC Properties, LLC and the Bank

     10.3 Lease Agreement between the Bank and Philadelphia United Community Development Corporation.

     10.4 Written Agreement by and among United Bancshares, Inc., United Bank of Philadelphia and Federal Reserve Bank of Philadelphia

     11. Statement of Computation of Earnings Per Share. Included at Item 8 hereof.

     12.  Statement of Computation of Ratios. Included at Item 8 hereof.

     23.  Consent of Independent Accountants.

     27.  Financial Data Schedule.