Form 10-Q
period 2000-03-31
UNITED BANCSHARES INC /PA
filed 2000-05-22
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  -----------
                                   FORM 10-Q
                                  -----------
(Mark One)

      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                             UNITED BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                 ---------------
                                 SEC File Number

         PENNSYLVANIA                                  23-2802415
 ------------------------------                  ---------------------
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                    Identification No.)


 300 NORTH THIRD STREET, PHILADELPHIA, PA                 19106
 ----------------------------------------              ------------
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

      Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of May 15, 2000, 1,028,793 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 143,150 shares were outstanding as of May 15, 2000. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of May 15, 2000, 191,667 shares of Class B Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             UNITED BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                     March 31,   December 31,
                                                       2000         1999
                                                    ----------   -----------
Assets
Cash and due from banks                              4,755,981    9,396,669
Interest bearing deposits with banks                   369,600      365,547
Federal funds sold                                   4,869,000    7,158,000
                                                   -----------  -----------
Cash & cash equivalents                              9,994,581   16,920,216

Investment securities:
     Held-to-maturity, at amortized cost            34,341,549   32,303,774
     Available-for-sale, at market value            20,350,393   19,129,535

Loans, net of unearned discount                     61,587,056   61,010,995
Less: allowance for loan losses                     (1,200,170)  (1,566,642)
                                                   -----------  -----------
Net loans                                           60,386,886   59,444,353

Bank premises & equipment, net                       3,789,085    3,825,321
Accrued interest receivable                          1,550,874    1,221,679
Other real estate owned                                442,596      397,641
Core Deposit Intangible                              2,387,647    2,428,524
Prepaid expenses and other assets                    1,730,002    1,578,036
                                                   -----------  -----------
Total Assets                                       134,973,613  137,249,079
                                                   ===========  ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing               27,227,352   26,206,218
Demand deposits, interest bearing                   27,662,685   29,119,779
Savings deposits                                    33,784,114   33,342,400
Time deposits, $100,000 and over                    12,481,605   12,633,964
Time deposits                                       22,236,451   23,464,035
                                                   -----------  -----------
                                                   123,392,207  124,766,396

Obligations under capital leases                     1,437,025    1,444,607
Accrued interest payable                               484,311      600,546
Accrued expenses and other liabilities               1,173,487    1,410,214
                                                   -----------  -----------
Total Liabilities                                  126,487,030  128,221,763

Shareholders' equity:
  Preferred Stock, Series A, non-cum.,
   6%, $.01 par value, 500,000 shrs auth.,               1,432        1,432
   143,150 issued and outstanding
 Common stock, $.01 par value;
   2,000,000 shares authorized;
   1,028,753 shares issued and outstanding
   at March 31 and December 31, 1999, respectively      10,288       10,288

 Additional-paid-in-capital                         13,870,169   13,870,169
 Accumulated deficit                                (5,030,142)  (4,658,391)
 Net unrealized gain on
   available-for-sale securities                      (365,164)    (196,183)
                                                   -----------  -----------
Total Shareholders' equity                           8,486,584    9,027,315
                                                   -----------  -----------
                                                   134,973,613  137,249,079
                                                   ===========  ===========


                             UNITED BANCSHARES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Quarter ended     Quarter ended
                                                    March 31,        March 31,
                                                     2000              1999
                                                  ------------     ------------
Interest Income:
     Interest and fees on loans                   $1,240,082         1,457,658
     Interest on investment securities               908,624           420,520
     Interest on Federal Funds sold                  136,888           130,723
     Interest on time deposits with other banks        4,053             4,304
                                                  ----------        ----------
Total interest income                              2,289,647         2,013,205

Interest Expense:
     Interest on time deposits                       434,762           425,255
     Interest on demand deposits                     200,352           142,924
     Interest on savings deposits                    136,276            95,883
     Interest on borrowed funds                       72,105            19,053
                                                  ----------        ----------
Total interest expense                               843,495           683,115

Net interest income                                1,446,152         1,330,090

Provision for loan losses                             90,000            65,000
                                                  ----------        ----------
Net interest income less
     provision for  loan losses                    1,356,152         1,265,090
                                                  ----------        ----------
Non-interest income:
    Gain on sale of loans                                  0             3,888
    Customer service fees                            563,590           395,938
    Other income                                      90,492            34,499
                                                  ----------        ----------
Total noninterest income                             654,082           434,325

Non-interest expense
    Salaries, wages, and employee benefits           917,792           674,256
    Occupancy and equipment                          441,046           311,373
    Office operations and supplies                   225,549           127,437
    Marketing and public relations                    57,488            66,282
    Professional services                            168,138            72,793
    Data processing                                  253,768           221,947
    Deposit insurance assessments                     17,110            21,110
    Other non-interest expense                       301,093           168,772
                                                  ----------        ----------
Total non-interest expense                         2,381,985         1,663,970
                                                  ----------        ----------
     Net income (loss)                            ($ 371,751)           35,445
                                                  ==========        ==========

     Earnings per share-basic                         ($0.36)            $0.04
     Earnings per share-diluted                       ($0.36)            $0.04
                                                  ==========        ==========
Weighted average number of shares                  1,028,753           937,101
                                                  ==========        ==========

                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                             3 months ended    3 months ended
                                                                March 31          March 31
                                                                  2000              1999
                                                                --------         ----------
Cash flows from operating activities
Net income (loss)                                           ($   371,751)            35,445
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Provision for loan losses                                      90,000             65,000
   Gain on sale of loans                                               0             (3,888)
   Depreciation and amortization                                 248,213            139,390
   Realized investment securities (gains) losses                       0                  0
   Proceeds from sale of student loans                                 0                  0
   (Decrease) increase in accrued interest
     receivable and other assets                                (526,116)           583,306
   (Decrease) increase in accrued interest
     payable and other liabilites                               (352,963)           144,376
                                                            ------------       ------------
Net cash provided by operating activities                       (912,617)           963,629

Cash flows from investing activities
Purchase of investments -- Available-for-Sale                 (1,650,445)                 0
Purchase of investments -- Held-to-Maturity                   (2,442,143)                 0
Proceeds from maturity & principal
  reductions of investments -- Available-for-Sale                230,198            778,827
Proceeds from maturity & principal
  reductions of investments -- Held-to-Maturity                  384,368         21,053,641
Net (increase) decrease in loans                              (1,032,533)         3,778,064
Purchase of premises and equipment                              (148,274)       (21,982,333)
Capital Leases                                                         0           (106,502)
                                                            ------------       ------------
Net cash provided by (used in) investing activities           (4,638,829)         3,521,697

Cash flows from financing activities
Net increase (decrease) in deposits                           (1,374,189)        (3,798,074)
Repayments on long term debt                                           0             (8,376)
Reverse repurchase agreement                                           0         (1,557,755)
Net proceeds from issuance of common stock                             0          1,000,000
                                                            ------------       ------------
Net cash provided by (used in) financing activities           (1,374,189)        (4,364,205)

Increase (decrease) in cash and cash equivalents              (6,925,635)           121,122

Cash and cash equivalents at beginning of period              16,920,216         16,343,034

Cash and cash equivalents at end of period                  $  9,994,581       $ 16,464,156
                                                            ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for interest                    $    799,660       $    682,892
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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars,         Quarter        Quarter
except per share data)       ended March    ended March
                               31, 2000       31, 1999
                             -----------    -----------

Net interest income            $ 1,356          $ 1,265
Provision for loan losses           90               65
Noninterest income                 654              434
Noninterest expense              2,382            1,664
Net income (loss)              ($  372)         $    35

Earnings per share-basic       ($ 0.36)         $   .04
and diluted

Balance sheet totals:       March 31,       December 31,
                              2000              1999
                           -----------      -----------
Total assets                 $ 134,974        $ 137,249
Loans, net                   $  60,387        $  59,444
Investment securities        $  54,692        $  51,433
Deposits                     $ 123,392        $ 124,766
Shareholders' equity         $   8,487        $   9,027

Ratios
Return on assets                (1.05)%          (1.03)%
Return on equity               (17.36)%         (12.71)%
Equity to assets ratio           7.37%            8.08%


Financial Condition

Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $1.4 million, or 1.28%, during the quarter ending March 31, 2000. Average funding uses decreased $6.4 million, or 4.91%, for the same quarter.

Sources and Uses of Funds Trends




                                 March 31, 2000                                        December 31, 1999
                                    Average        Increase (Decrease)                     Average
                                    Balance            Amount                %             Balance
--------------------------------------------------------------------------------------------------------
Funding uses:
     Loans                      $ 61,707             ($ 1,372)           (2.18)%          $ 63,079
     Investment securities
        Held-to-maturity          32,685                 (966)           (2.87)             33,651
        Available-for-sale        19,251                5,277            37.76              13,974

     Federal funds sold            9,656               (9,305)          (49.07)             18,961
                                --------             --------                             --------
         Total uses             $123,299             ($ 6,366)                            $129,665
                                ========             ========                             ========

Funding sources:
     Demand deposits
        Noninterest-bearing     $ 30,892             ($ 1,000)           (3.14)%          $ 31,892
        Interest-bearing          14,073                1,527            12.17              12,546
     Savings deposits             32,015                  158              .50              31,857
     Time deposits                35,859                  839             2.40              35,020
     Other borrowed funds          1,369                  (86)           (5.91)%             1,455
                                --------             --------                             --------
          Total sources         $114,208             $  1,438                             $112,770
                                ========             ========                             ========


Loans

     Average loans decreased approximately $1.4 million, or 2.18%, during the quarter ended March 31, 2000. This decrease was primarily due to repayments in the automobile loan portfolio that was purchased in February 1999. Paydowns in this portfolio are averaging $800 thousand per month. In addition, prepayments in the mortgage loan portfolio continue as consumers rush to refinance existing loans or sell existing homes to purchase new homes in anticipation of further interest rate hikes.

     The following table shows the composition of the Bank's loan portfolio by type of loan.

                               (Thousands of Dollars)

                               March 31,   December 31,
                                 2000         1999
                               -------      -------
Commercial and industrial      $14,659      $13,664
Commercial real estate           1,077        1,288
Consumer loans                  19,786       19,822
Residential mortgages           26,065       26,237
                               -------      -------
            Total Loans        $61,587      $61,011
                               =======      =======

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

    ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
         (Dollars in thousands)


Balance at January 1, 2000           $1,566

Charge-offs:
   Commercial and industrial             28
   Commercial real estate               150
   Residential mortgages                 22
   Consumer loans                       273
                                      -----
     Total charge-offs                  473
                                      =====

Recoveries                               17
Net charge-offs                         456
Additions charged to operations          90
                                      -----
Balance at March 31, 2000             1,200
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

     The allowance for loan losses as a percentage of total loans was 1.95% at March 31, 2000. At December 31, 1999, a provision of $330,000 was made to the allowance for loan losses for one community-related loan. In addition, the Bank revised its loan policy to increase its allowance for uncertainties in loans classified as "Satisfactory" and to charge-off all consumer loans greater than 120 days delinquent despite the level of collateral. It will perform post-charge-off collections to recover these charge-offs. A work-out attorney has been engaged to aggressively pursue collections. Management believes the level of the allowance for loan losses was adequate as of March 31, 2000.

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


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2000, non-accrual loans were $2 million--approximately $409 thousand were residential mortgage loans; approximately $700 thousand related to one community development loan in the Bank's commercial loan portfolio; and, the remainder consisted primarily of loans with SBA guarantees. Management has hired a work-out attorney to develop "exit" strategies relative to the community development loan which may include such things as the sale of the project and/or proceeding to collect against the underlying collateral associated with this loan. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

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

     At March 31, 2000, approximately 28.3% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 2000, none of these loans were nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, decreased on average by $5 million, or 7.50%, during the quarter ended March 31, 2000. The decrease is due to the decline in average deposit levels during the quarter. On September 24, 1999, the Bank purchased branches with deposits totaling $31 million from First Union of which approximately $10 million ran off as anticipated.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is
5.23 years.

Deposits

     On September 24, 1999, the Bank purchased four branches with total deposits of $31 million at a premium of $2.1 million, or 7%. As projected, there was a decline of approximately $10 million from September 1999 to March 31, 2000. The bulk of the acquired deposits are "core"--primarily checking and savings accounts. The Bank consolidated 2 of the acquired branches into its existing branch network and will consolidate the other 2 by September 1, 2000.

     Non-interest bearing demand deposits decreased on average by approximately $1 million, or 3.14%, during the quarter ended March 31, 2000. Interest bearing demand deposits increased on average by approximately $1.5 million, or 12.17%, during the same quarter. The increase was primarily an increase in the level of sweep deposit balances--balances swept from a noninterest-bearing checking account to an interest-bearing (NOW) account overnight.

Other Borrowed Funds

     The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds. The Bank's borrowed funds principally consist of a $1.5 million capital lease obligation related to the Bank's lease of a building for its corporate offices in July 1999.

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

     The Bank's financial instrument commitments at March 31, 2000 are summarized below:

        Commitments to extend credit                   $6,802
        Outstanding letter of credit                   $  259

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 2000, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

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

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 2000:

                             (Thousands of dollars)
3 months or less                   $ 2,461
Over 3 through 12 months             9,588
Over 1 through three years             303
Over three years                       130
                                   -------
     Total                         $12,482
                                   =======

Capital Resources

     Total shareholders' equity decreased approximately $540 thousand during the quarter ended March 31, 2000 primarily because of a $372 thousand loss incurred by the Bank during the quarter. As of March 31, 2000, the Bank has an outstanding equity investment commitment totaling $3 million from the U.S. Treasury Community Development Financial Institution Fund. The funding of this equity is contingent upon satisfactory compliance with the Written Agreement the Bank entered into with its primary regulators. (Refer to Regulatory Matters below)

     The Federal Reserve Bank's ("FRB") standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

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


                                  March 31, 2000     December 31, 1999
                                  --------------     -----------------

Total Capital                        $  8,832           $  9,223
     Less: Intangible Assets           (2,388)            (2,429)
                                     --------           --------
Tier 1 Capital                          6,444              6,794
                                     --------           --------
Tier 2 Capital                            769                770
                                     --------           --------
    Total Qualifying Capital         $  7,213           $  7,564
                                     ========           ========

Risk Adjusted Total Assets
 (including off-balance
 sheet exposures)                    $ 60,571           $ 60,795
Tier 1 Risk-Based Capital Ratio        10.64%             11.18%
Tier 2 Risk-Based Capital Ratio        11.91%             12.44%
Leverage Ratio                          4.64%              5.08%


     The most recent notification dated February 10, 2000, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

Results of Operations

Summary

     The Bank had a net loss of approximately $372 thousand ($.36 per common share) for the quarter ended March 31, 2000 compared to net income of $35 thousand ($.04 per common share) for the same quarter in 1999. The decline in earnings is primarily related to higher noninterest expense due to the operation of 8 branches compared to 6 in 1999, the lease of a new corporate headquarters in August 1999, and an increase in professional fees associated with the Bank's Written Agreement (refer to Regulatory Matters below).

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

     Net interest income increased $76 thousand, or 9%, for the quarter ended March 31, 2000 compared to 1999. The increase was primarily attributable to an increase in average earning assets because of the acquisition of $31 million in deposits from First Union in September 1999. These deposits were deployed in investment securities to yield a minimum of 7%.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending March 31, 2000 was $90 thousand compared to $65 thousand for the same quarter in 1999. Significant provisions in excess of $1 million were made for the year ended December 31, 1999 related to one community development loan and other loan policy changes which required increased provisions.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Customer service fees increased $168 thousand, or 42%, for the quarter primarily due to growth in fees on deposits because of an increase in the level of demand deposit accounts which result in more overdraft fees, activity service charges and low balance fees. In addition, the Bank increased its ATM surcharge fees for non-customers from $1.00 to $1.50 in April 1999 and installed three additional ATM machines.

     Salaries and benefits increased $244 thousand, or 36%, during the quarter ended March 31, 2000 compared to 1999. This increase is primarily attributable to raises for employees as well as filling unfilled staff positions and additional employees related to the acquisition of deposits/branches from First Union in September 1999.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses increased $31 thousand, or 14%, during the quarter ended March 31, 2000 compared to 1999. This increase is primarily attributable to the First Union acquisition-related growth in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers.

     Occupancy expense increased approximately $130 thousand, or 42%, because of a lease the Bank entered into in July 1999 to house its corporate headquarters including its executive offices and other non-branch operating departments. The Bank currently leases 25,000 square feet at an average cost of $14.14 per foot. It has entered into subleases with two other affiliated entities for approximately 4,000 square feet. In accordance with Financial Accounting Standards Board Statement 13, this lease has been accounted for as a capital lease in the amount of $1,483,000 as the present value of future minimum lease payments exceeds 90% of the fair market value of the building. In addition, in conjunction with its acquisition of deposits from First Union, the Bank assumed the leases of four branches, two of which were in close proximity to its existing branches. Due to more favorable characteristics of these branches (i.e. visibility, drive-through, ATM's, etc.), the Bank relocated its branch operations to the acquired facilities. These facilities have higher rental rates. The Bank plans to consolidate two of the acquired branches with its existing branch network by September 2000.

     Professional Services increased approximately $95 thousand, or 131%, for the quarter ended March 31, 2000 compared to 1999. This increase is primarily attributable to consulting fees and legal fees related to the compliance with the Written Agreement the Bank entered into with its primary regulators (Refer to Regulatory Matters below).

     Office operations and supplies expense increased by $98 thousand, or 77%, for the quarter-ended march 31, 2000 compared to 1999. This increase was primarily a result the acquisition of branches from First Union and the relocation of corporate headquarters. In addition, the growth in the ATM network resulted in an increase in ATM-related supplies (i.e. ribbons, paper receipts, etc.).

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The currents Agreement required the Bank to achieve a Tier 1 leverage ratio of 6.50% by June 30, 2000 and 7% at all times thereafter. To achieve this capital ratio Management has developed plans that include: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management has begun to address all matters outlined in the Agreement and expects to be in full compliance with its terms and conditions within the required timelines. Failure to comply could result in additional regulatory supervision and/or actions.

     The Bank continues to operate under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

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

     At March 31, 2000, an asset sensitive position is maintained on a cumulative basis through 1 year of 4.98% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that decreases in market rates will have a negative impact on the net interest income, while increases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at March 31, 2000 are as follows:

                                     Market value of
           Changes in rate          portfolio equity
           ---------------          ----------------
                                 (Dollars in thousands)
          +400 basis points           $ (9,369)
          +300 basis points             (5,765)
          +200 basis points             (2,092)
          +100 basis points              1,680
          Flat rate                      5,532
          -100 basis points              9,373
          -200 basis points             12,944
          -300 basis points             16,433
          -400 basis points             19,991

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at March 31, 2000. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Item 3


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      A complaint has been filed by the investors of a depositor, Monument Financial Group, naming the Bank as a party. The complaint filed in the Court of Common Pleas of Philadelphia County. The investors allege that, as a result of the actions of the Bank in permitting the processing of certain checks in what plaintiffs assert was an improper manner, the depositor was unable to pay certain obligations to the plaintiffs. The complaint seeks damages in excess of $400,000.

      The Bank has defenses to the allegations raised in the complaint. Based upon these allegations, the Bank believes that it is not liable. In addition, the Bank has insurance that will cover any loss, including costs of defense, in excess of a $50,000 deductible.

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

      Recent Sales of Securities

     There have been no sales of securities by the Registrant not reported in its 1999 From 10-K.

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

(12)  statement re: computation of earnings per share

            Copy of the Registrant's Call Report for the Period ending September 30, 1999. [Filed with Schedule SE]

            Lease between United Bank of Philadelphia and ECC Properties, LLC [Filed with Schedule SE]

(27)  financial data schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED BANCSHARES, INC.

Date: May __, 2000            /s/ Emma C. Chappell
                              ------------------------------
                                  Emma C. Chappell
                                  Chairman, President & CEO


                              /s/ Brenda Hudson-Nelson
                              ------------------------------
                                  Brenda Hudson-Nelson
                                  Controller