Form 10-Q
period 2000-06-30
UNITED BANCSHARES INC /PA
filed 2000-08-18
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   -----------
                                    FORM 10-Q
                                   -----------
(Mark One)

      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                     -------
                                 SEC File Number

         PENNSYLVANIA                                  23-2802415
 ------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S.Employer
incorporation or organization)                     Identification No.)


 300 NORTH THIRD STREET, PHILADELPHIA, PA                 19106
 ----------------------------------------              ------------
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

      Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value common stock, of which as of July 31, 2000, 1,063,070 shares were issued and outstanding and 500,000 authorized shares of Series Preferred Stock. The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock") of which 143,150 shares were outstanding as of July 31, 2000. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of July 31, 2000, 191,667 shares of Class B Common Stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             UNITED BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    June 30,        December 31,
                                                      2000              1999
                                                   -----------      -----------
Assets
Cash and due from banks                           $  3,069,751     $  9,396,669
Interest bearing deposits with banks                   240,202          365,547
Federal funds sold                                     535,000        7,158,000
                                                   -----------      -----------
Cash & cash equivalents                              3,844,953       16,920,216

Investment securities:
     Held-to-maturity, at amortized cost            24,150,532       32,303,774
     Available-for-sale, at market value            20,359,991       19,129,535

Loans, net of unearned discount                     52,540,301       61,010,995
Less: allowance for loan losses                       (706,375)      (1,566,642)
                                                   -----------      -----------
Net loans                                           51,833,926       59,444,353

Bank premises & equipment, net                       3,638,330        3,825,321
Accrued interest receivable                          1,296,572        1,221,679
Other real estate owned                                 21,842          397,641
Core Deposit Intangible                              2,387,959        2,428,524
Prepaid expenses and other assets                      719,651        1,578,036
                                                  ------------     ------------
Total Assets                                      $108,253,756     $137,249,079
                                                  ============     ============

Liabilities & Shareholders' Equity

Demand deposits, non-interest bearing               24,933,956       26,206,219
Demand deposits, interest bearing                   21,257,902       29,119,779
Savings deposits                                    32,229,201       33,342,400
Time deposits, $100,000 and over                     5,025,280       12,633,964
Time deposits                                       13,889,279       23,464,035
                                                  ------------     ------------
                                                    97,335,618      124,766,397

Obligations under capital leases                     1,429,057        1,444,607
Accrued interest payable                               258,801          600,546
Accrued expenses and other liabilities                 324,066        1,410,215
                                                  ------------     ------------
Total Liabilities                                   99,347,542      128,221,764


Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%,               1,432            1,432
    $.01 par value, 500,000 shrs auth.,
    143,150 issued and outstanding
  Common stock, $.01 par value;
    2,000,000 shares authorized;
    1,063,070 shares issued and outstanding
    at June 30, 2000 and
    1,028,753 at December 31, 1999                      10,631           10,288
                                                    14,281,636       13,870,169
Additional-paid-in-capital
Accumulated deficit                                 (5,018,196)      (4,658,391)
Net unrealized loss on
  available-for-sale securities                       (369,289)        (196,183)
                                                  ------------     ------------
Total Shareholders' equity                           8,906,214        9,027,315
                                                  ------------     ------------
                                                  $108,253,756     $137,249,079
                                                  ============     ============

                             UNITED BANCSHARES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          Quarter         Quarter         Six months      Six months
                                           ended           ended            ended           ended
                                          June 30,        June 30,         June 30,        June 30,
                                            2000            1999             2000            1999
                                        -----------     -----------      -----------     -----------
Interest Income:
   Interest and fees on loans           $ 1,240,569     $ 1,476,083      $ 2,480,651     $ 2,933,741
   Interest on investment securities        928,351         287,120        1,836,975         707,640
   Interest on Federal Funds sold           135,334          92,249          272,222         222,972
   Interest on time deposits
     with other banks                         7,297           5,030           11,350           9,334
                                        -----------     -----------      -----------     -----------
Total interest income                     2,311,551       1,860,482        4,601,198       3,873,687

Interest Expense:
   Interest on time deposits                417,358         403,920          852,120         829,175
   Interest on demand deposits              183,924         125,896          384,276         268,820
   Interest on savings deposits             133,137         101,467          269,413         197,350
   Interest on borrowed funds                71,720              40          143,825          19,093
                                        -----------     -----------      -----------     -----------
Total interest expense                      806,139         631,323        1,649,634       1,314,438

Net interest income                       1,505,412       1,229,159        2,951,564       2,559,249

Provision for loan losses                    90,000          75,000          180,000         140,000
                                        -----------     -----------      -----------     -----------
Net interest income less
  provision for loan losses               1,415,412       1,154,159        2,771,564       2,419,249
                                        -----------     -----------      -----------     -----------
Noninterest income:
  Gain on sale of loans                      17,783          39,969           17,783          43,857
  Customer service fees                     776,257         430,159        1,339,847         826,097
  Realized loss on investments             (127,463)              0         (127,463)              0
  Other income                              275,241          28,025          365,733          62,524
                                        -----------     -----------      -----------     -----------
Total noninterest income                    941,818         498,153        1,595,900         932,478

Non-interest expense
   Salaries, wages, and                     793,443         639,216        1,711,236       1,313,472
    employee benefits
   Occupancy and equipment                  458,687         308,148          899,733         619,521
   Office operations and supplies           232,574         133,881          458,123         261,318
   Professional services                    196,595          70,415          364,733         143,208
   Data processing                          240,889         229,143          494,657         451,090
   Deposit insurance assessments             15,237               0           32,347               0
   Other noninterest expense                406,296         296,437          764,877         552,601
                                        -----------     -----------      -----------     -----------
Total non-interest expense                2,343,721       1,677,240        4,725,706       3,341,210
                                        -----------     -----------      -----------     -----------
     Net income (loss)                  $    13,509     ($   24,929)     ($  358,242)    $    10,517
                                        ===========     ===========      ===========     ===========

     Earnings per share-basic                ($0.01)         ($0.03)          ($0.35)          $0.01
     Earnings per share-diluted              ($0.01)         ($0.03)          ($0.35)          $0.01
                                        ===========     ===========      ===========     ===========

Weighted average number of shares         1,034,630         978,730        1,034,630         810,729
                                        ===========     ===========      ===========     ===========


                             UNITED BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six Months ended      Six Months ended
                                                              June 30,              June 30,
                                                                2000                  1999
                                                           -------------         -------------

Cash flows from operating activities
Net income (loss)                                           ($   358,242)         $     10,517
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Provision for loan losses                                    180,000               140,000
    Gain on sale of loans                                        (17,783)              (43,857)
    Depreciation and amortization                                505,860               398,487
    Realized investment securities losses                        127,463                     0
    Decrease (increase) in accrued interest receivable
       and other assets                                        1,159,290            (4,105,468)
    (Decrease) increase in accrued interest payable
      and other liabilities                                   (1,427,893)              294,481
                                                            ------------          ------------
Net cash provided by operating activities                        168,695            (3,305,840)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                    (1,484,473)                    0
Purchase of investments-Held-to-Maturity                      (2,636,746)           (3,896,930)
Proceeds from maturity & principal reductions
   of investments-Available-for-Sale                             490,899             2,695,886
Proceeds from maturity & principal reductions
   of investments-Held-to-Maturity                               594,779            23,674,289
Proceeds from sale of investment securities                    9,595,928                     0
Purchase of automobile loans                                           0           (21,982,333)
Net decrease in loans                                          5,026,574            10,102,529
Sale of deposits                                              (6,544,666)                    0
Purchase of premises and equipment                              (233,586)             (289,161)
Proceeds from sale of student loans                            2,421,636             3,059,985
                                                            ------------          ------------
Net cash provided by (used in) investing activities            7,230,345            13,364,265

Cash flows from financing activities
Net increase (decrease) in deposits                          (20,886,113)           (8,357,740)
Obligations under capital leases                                       0               (11,191)
Reverse repurchase agreement                                           0            (1,557,755)
Net proceeds from issuance of common stock                       411,810               234,168
                                                            ------------          ------------
Net cash provided by (used in) financing activities          (20,474,303)           (8,692,518)

Increase (decrease) in cash and cash equivalents             (13,075,263)            1,368,446

Cash and cash equivalents at beginning of period              16,920,216            16,343,034

Cash and cash equivalents at end of period                     3,844,953            17,711,480
                                                            ============          ============
Supplemental disclosures of cash flow information
Cash paid during the period for interest                    $  1,307,900          $    906,211
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

Selected Financial Data

     The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars,      Quarter ended       Quarter ended
except per share data)         June 30,            June 30,
                                 2000                1999
                            -------------        ------------
Net interest income             $1,505              $1,229
Provision for loan losses           90                  75
Noninterest income                 942                 498
Noninterest expense              2,344               1,677
Net income (loss)                  $13                ($25)

Earnings per share - basic        $.01               ($.03)
  and diluted

Balance sheet totals:          June 30,          December 31,
                                 2000                1999
                              ---------          ------------
Total assets                   $108,254            $137,249
Loans, net                     $ 51,834            $ 59,444
Investment securities          $ 44,510            $ 51,433
Deposits                       $ 97,336            $124,766
Shareholders' equity           $  8,906            $  9,027

Ratios
Return on assets                (.26)%              (1.03)%
Return on equity               (4.17)%             (12.71)%
Equity to assets ratio          6.28 %               8.08 %

FINANCIAL CONDITION

Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $7 million, or 6.19%, during the quarter ending June 30, 2000. Average funding uses decreased $1.3 million, or 1.09%, for the same quarter.

Sources and Uses of Funds Trends

                            June 30,                                March 31,
                              2000                                    2000
                            -------     Increase                    -------
                            Average    (Decrease)                   Average
                            Balance      Amount          %          Balance
                           --------     --------      ------       --------
Funding uses:
  Loans                    $ 58,582     ($3,125)      (5.06)%      $ 61,707
  Investment securities
    Held-to-maturity         34,182       1,497        4.58          32,685
    Available-for-sale       20,745       1,494        7.76          19,251
  Federal funds sold          8,451      (1,205)     (12.48)          9,656
                           --------     --------                   --------
       Total uses          $121,960     ($1,339)                   $123,299
                           ========     ========                   ========

Funding sources:
  Demand deposits
    Noninterest-bearing    $ 28,723     ($2,169)      (7.02)%      $ 30,892
    Interest-bearing         13,312        (761)      (5.41)         14,073
  Savings deposits           29,884      (2,131)      (6.66)         32,015
  Time deposits              33,789      (2,070)      (5.77)         35,859
  Other borrowed funds        1,434          65        4.75           1,369
                           --------     --------                   --------
       Total sources       $107,142     ($7,066)                   $114,208
                           ========     ========                   ========


Loans

     Average loans decreased approximately $3.1 million, or 5.06%, during the quarter ended June 30, 2000. This decrease was primarily due to repayments in an automobile loan portfolio purchased in February 1999. Paydowns in this portfolio are averaging $500 thousand per month. In addition, in June 2000, the Bank sold approximately $2.1 million in student loans as part of its ongoing strategy to originate and sell these loans to generate gains and minimize its data processing costs.

     The following table shows the composition of the Bank's loan portfolio by type of loan.

                               June 30,        December 31,
(Thousands of Dollars)           2000             1999
                               --------         --------
Commercial and industrial       $13,438          $13,664
Commercial real estate              659            1,288
Consumer loans                   13,613           19,822
Residential mortgages            24,830           26,237
                                -------          -------
            Total Loans         $52,540          $61,011


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


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

Balance  at  January 1, 2000          $1,566

Charge-offs:
  Commercial and industrial               34
  Commercial real estate                 606
  Residential mortgages                   22
  Consumer loans                         464
                                      ------
     Total charge-offs                 1,126

Recoveries                                86

Net charge-offs                        1,040

Additions charged to operations          180
                                      ------
Balance at June 30, 2000              $  706


     The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

     The allowance for loan losses as a percentage of total loans was 1.34% at June 30, 2000. Effective December 31, 1999, the Bank revised its loan policy to increase its allowance for uncertainties in loans classified as "Satisfactory" and to charge-off all consumer loans greater than 120 days delinquent despite the level of collateral. During the 6 months ended June 30, 2000, the Bank charged-off approximately $606 thousand related to one community development loan. This loan had been fully reserved at December 31, 1999. The Bank will perform post-charge-off collections to maximize its recovery on all charged-off loans. A work-out attorney has been engaged to aggressively pursue collections. Management believes the level of the allowance for loan losses was adequate as of June 30, 2000.

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

Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 2000, non-accrual loans were approximately $1 million and consisted of $260 thousand residential mortgage loans and $446 thousand loans with SBA guarantees. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

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

     At June 30, 2000, approximately 32% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At June 30, 2000, none of these loans were nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by $1.8 million, or 2.9%, during the quarter ended June 30, 2000. This increase was due to paydowns/sales in the loan portfolio that were re-deployed to investment products.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is 4.08 years.

Deposits

     On September 24, 1999, the Bank purchased four branches with total deposits of $31 million at a premium of $2.1 million, or 7%. The bulk of the acquired deposits were "core"--primarily checking and savings accounts. The Bank consolidated 2 of the acquired branches into its existing branch network and will consolidate the other 2 by September 30, 2000.

     Non-interest bearing demand deposits decreased on average by approximately $2.2 million, or 7.02%, during the quarter ended June 30, 2000. Interest bearing demand deposits decreased on average by approximately $761 thousand, or 5.41%, during the same quarter. The decrease was primarily due to a lower level of sweep deposit balances--balances swept from a noninterest-bearing checking account to an interest-bearing (NOW) account overnight. In addition, effective April 15, 2000, the Bank increased its deposit-related fees to be more in line with its competitors in the marketplace. This action resulted in some customers closing their accounts to avoid service charges.

Other Borrowed Funds

     The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds. The Bank's borrowed funds principally consist of a $1.4 million 10 year capital lease obligation related to the Bank's lease of a building for its corporate offices in July 1999.

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

     The Bank's financial instrument commitments at June 30, 2000 are summarized below:

     Commitments to extend credit     $7,294
     Outstanding letter of credit     $  259

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

     The Bank is required to maintain minimum levels of liquid assets as defined by FRB regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 2000, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $5.2 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 2000:

   (Thousands of dollars)
    3 months or less                $  764
    Over 3 through 12 months         4,027
    Over 1 through three years         234
    Over three years                    --
                                    ------
       Total                        $5,025
                                    ======

     The Bank's back-up liquidity resources include a Master Repurchase Agreement with another financial institution for which securities are pledged against borrowings and a borrowing agreement at the Discount Window of the Federal Reserve Bank for emergency liquidity needs.

Capital Resources

     Total shareholders' equity increased approximately $420 thousand during the quarter ended June 30, 2000 primarily because of a $412 thousand capital investment by the Bank's Board of Directors as well as $13 thousand net income generated by the Bank during the quarter. The Bank has an outstanding equity investment commitment totaling $3 million from the U.S. Treasury Community Development Financial Institution Fund. The funding of this equity is contingent upon satisfactory compliance with the Written Agreement the Bank entered into with its primary regulators. (Refer to Regulatory Matters below)

     The Federal Reserve Bank's ("FRB") standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

     As indicated in the table below, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                              June 30,     December 31,
                                                2000          1999
                                              -------       -------
Total Capital                                 $ 9,275       $ 9,223
     Less: Intangible Assets                   (2,388)       (2,429)
                                              -------       -------
Tier 1 Capital                                  6,887         6,794
                                              -------       -------
Tier 2 Capital                                    637           770
                                              -------       -------
    Total Qualifying Capital                  $ 7,524       $ 7,564
                                              ========      =======

Risk Adjusted Total Assets
  (including off-balance sheet exposures)     $50,872       $60,795

Tier 1 Risk-Based Capital Ratio                 13.54%        11.18%

Tier 2 Risk-Based Capital Ratio                 14.79%        12.44%

Leverage Ratio                                   5.19%         5.08%


     The most recent notification dated July 13, 2000, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To improve its capital ratios to acceptable levels as outlined in its Written Agreement with its regulators (Refer to Regulatory Matters below) at June 30, 2000, the Bank raised $411 thousand in additional capital from its Board of Directors and reduced its asset size by $23 million by selling certificates of deposit and reducing the level of Jumbo certificates of deposit.


RESULTS OF OPERATIONS

Summary

     The Bank had net income of approximately $13 thousand ($.01 per common share) for the quarter ended June 30, 2000 compared to a net loss of $25 thousand ($.03 per common share) for the same quarter in 1999. The improvement in earnings is primarily related to an increase in noninterest income as a result of a gain on the sale of deposits and an increased level of fees on deposits. These increases in income were offset by a higher level of noninterest expense due to the operation of 8 branches compared to 6 in 1999, the lease of a new corporate headquarters in August 1999, and an increase in professional fees associated with the Bank's Written Agreement (refer to Regulatory Matters below).

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

     Net interest income increased $276 thousand, or 22%, for the quarter ended June 30, 2000 compared to 1999. The increase was primarily attributable to an increase in average earning assets because of the acquisition of $31 million in deposits from First Union in September 1999. These deposits were deployed in investment securities to yield a minimum of 7%.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending June 30, 2000 was $90 thousand compared to $75 thousand for the same quarter in 1999. Provisions in excess of $1 million were made for the year ended December 31, 1999 related to one community development loan and other loan policy changes which required increased provisions. The community development loan was fully charged-off by June 30, 2000 with the exception of approximately $114 thousand related to off-balance sheet risk associated with an outstanding letter of credit. This amount remains fully reserved.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Customer service fees increased $346 thousand, or 80%, for the quarter primarily due to growth in fees on deposits because of an increase in minumum balance requirements and other deposit-related fee increases that went into effect on April 15, 2000. In addition, there was an increase in the level of demand deposit accounts. A higher level of demand deposit accounts result in more overdraft fees, activity service charges and low balance fees. The Bank also increased its ATM surcharge fees for non-customers from $1.50 to $1.75 in June 2000.

     To achieve capital ratios as set forth in its Written Agreement with regulatory agencies, the Bank sold approximately $6.6 million in certificates of deposit to other financial institutions to reduce its asset size. These transactions resulted in a gain of $253 thousand. However, to fund the reduction in asset size, the Bank sold investment securities at a loss of $127 thousand.

     Salaries and benefits increased $154 thousand, or 24%, during the quarter ended June 30, 2000 compared to 1999. This increase is primarily attributable to raises and additional employees related to the acquisition of deposits/branches from First Union in September 1999. However, in May 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. In addition, the planned closure of 3 branches in September 2000 will result in further reductions in this expense.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses increased $12 thousand, or 5%, during the quarter ended June 30, 2000 compared to 1999. This increase is primarily attributable to the First Union acquisition-related growth in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers.

     Occupancy expense increased approximately $151 thousand, or 49%, during the quarter ended June 30, 2000 compared to 1999 primarily because of a lease the Bank entered into in July 1999 to house its corporate headquarters including its executive offices and other non-branch operating departments. The Bank currently leases 25,000 square feet at an average cost of $14.14 per foot. It has entered into subleases with two other affiliated entities for approximately 4,000 square feet. In accordance with Financial Accounting Standards Board Statement 13, this lease has been accounted for as a capital lease in the amount of $1,483,000 as the present value of future minimum lease payments exceeds 90% of the fair market value of the building. In addition, in conjunction with its acquisition of deposits from First Union, the Bank assumed the leases of four branches, two of which were in close proximity to its existing branches. Due to more favorable characteristics of these branches (i.e. visibility, drive-through, ATM's, etc.), the Bank relocated its branch operations to the acquired facilities. These facilities have higher rental rates. The Bank plans to consolidate two of the acquired branches with its existing branch network and close a previously existing branch by September 30, 2000.

     Professional Services increased approximately $126 thousand, or 179%, for the quarter ended June 30, 2000 compared to 1999. This increase is primarily attributable to consulting fees and legal fees related to the compliance with the Written Agreement the Bank entered into with its primary regulators (Refer to Regulatory Matters below). In addition, during the quarter ended June 30, 2000, the Bank settled a contract dispute with its MIS consultant for $65 thousand.

     Office operations and supplies expense increased $99 thousand, or 74%, during the quarter-ended June 30, 2000 compared to 1999. This increase was primarily a result the acquisition of branches from First Union and the relocation of corporate headquarters which results in increased operating costs.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement required the Bank to achieve a Tier 1 capital to asset ratio of 6.50% by June 30, 2000 and 7% at all times thereafter. To achieve these capital ratios, Management developed plans that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Its most recent notification from its regulators dated July 13, 2000, indicates that it is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

     The Bank continues to operate under a Supervisory Letter from its primary regulator. The Supervisory Letter, among other things, prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and the Company from issuing debt.

Accounting for Derivative Instruments and Hedging Activity

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. Subsequent to this statement, SFAS No 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal years beginning after June 15, 2000. On April 1, 2000, the Company adopted SFAS No. 133. Concurrent with the adoption, the Company reclassified approximately $6.1 million securities from held-to-maturity to available-for-sale. Subsequent to the reclassification, the Company transferred approximately $9.5 million from available-for-sale to trading. In June 2000, the Company recorded a loss on the sale of these securities of $127 thousand. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have any continuing impact on earnings or financial position of the Company.

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

     At June 30, 2000, an asset sensitive position is maintained on a cumulative basis through 1 year of 1.15% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is somewhat neutral due to the Bank's high level of core deposits. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that decreases in market rates will have a negative impact on the net interest income, while increases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at June 30, 2000 are as follows:

                                     Market value of
            Changes in rate         portfolio equity
            ---------------      ----------------------
                                 (Dollars in thousands)
          +400 basis points           $(7,088)
          +300 basis points            (4,300)
          +200 basis points            (1,468)
          +100 basis points             1,449
          Flat rate                     4,491
          -100 basis points             7,525
          -200 basis points            10,451
          -300 basis points            13,134
          -400 basis points            15,769

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at June 30, 2000. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

William Jairett, et al. v. First Montauk Securities Corp., et al.
-----------------------------------------------------------------

     An action has been brought by the investors of a depositor, Monument Financial Group, naming the Bank as a party. The complaint, filed in the United States District Court for the Eastern District of Pennsylvania alleges that, as a result of the actions of the Bank in permitting the processing of certain checks in what plaintiffs assert was an improper manner, the depositor was unable to pay certain obligations to the plaintiffs. The complaint seeks damages in excess of $400,000.

     The Bank has defenses to the allegations raised in the complaint. Based upon these allegations, the Bank believes that it is not liable. In addition, the Bank has insurance that will cover any loss, including costs of defense, in excess of a $50,000 deductible.


Chappell v. United Bank of Philadelphia
---------------------------------------

     Emma C. Chappell, former Chairman, President and CEO of the Registrant and the Bank has filed an arbitration proceeding against the Bank and Registrant with the American Arbitration Association. This action seeks alleged severance compensation in excess of $250,000 arising from Ms. Chappell's termination as an employee of the Bank and Registrant. The Registrant and the Bank have filed substantial defenses and a counter-claim against Ms. Chappell for damages and losses incurred by the Bank during the course of her employment. The Bank believes that it has valid defenses to the claims raised by Ms. Chappell and that it is, as a result, not liable in this action.


United Bank of Philadelphia v. ECC Properties, LLC and Emma C. Chappell
-----------------------------------------------------------------------

     The Registrant and the Bank filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging that, among other things, Emma C. Chappell violated federal banking laws and fraudulently induced the Bank to enter into a lease with ECC Properties, LLC, an entity formed and controlled by Ms. Chappell to own and collect rent from the Bank for its office space. The complaint seeks to set aside the lease and seeks damages related to the fraudulent inducement and overpayments made by the Bank.


Rococo LLC v. United Bank of Philadelphia
-----------------------------------------

     On May 15, 2000, the contractor of a borrower of the Bank filed a complaint in the Court of Common Pleas of Delaware County. The complaint seeking damages from the Borrower for alleged non-payment of construction invoices, also seeks damages from the Bank of $98,964.18 alleging that the Bank acted in concert with the borrower. The Bank has filed preliminary objections to the complaint. The Bank has substantial defenses in this action and believes that it will not be held liable.

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

   Recent Sales of Securities

     34,317 shares of the Registrant's Common Stock were sold to various directors of the Registrant at a purchase price of $12.00 per share. The Registrant raised aggregate proceeds of $411,808 as a result of the sale.

     This transaction was exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 31, 2000 the Registrant solicited proxies for its annual meeting of shareholders to be held on June 30, 2000. The matters on which proxies were solicited were as follows: (i) election of directors; (ii) increase of authorized shares of Class B Common Stock; and (iii) ratification and approval of the Registrant's independent accountant. By action of the Board of Directors of Registrant, the Annual Meeting was adjourned to October 27, 2000.


Item 5.  Other Information.

      Not Applicable.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  A list of the exhibits submitted with this Form 10-Q are as follows:

           3(I) Articles of Incorporation incorporated by reference to Registrant's Form 10-K filed April 14, 2000.

           3(II)  Bylaws incorporated by reference to
                  Registrant's Form 10-K filed April 14, 2000.

          22 Definitive Proxy Statement incorporated by reference to Registrant's Definitive 14A filed June 5, 2000.

          27  Financial Data Schedule

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNITED BANCSHARES, INC.



Date: August 18, 2000             /s/ Evelyn Smalls
                                  -----------------
                                  Evelyn Smalls
                                  President



                                  /s/ Brenda Hudson-Nelson
                                  ------------------------
                                  Brenda Hudson-Nelson
                                  Chief Financial Officer