Form 10-Q
period 2000-09-30
UNITED BANCSHARES INC /PA
filed 2000-11-14
CIK 944792

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                   FORM 10-Q

(Mark One)

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
           2000 OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________


                            UNITED BANCSHARES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


                                    0-25976
                                    -------
                                SEC File Number


          Pennsylvania                                       23-2802415
          ------------                                       ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


300 North 3rd Street, Philadelphia, PA                         19106
--------------------------------------                         -----
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 day. Yes  X     No____
                                      ---
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

Applicable only to corporate issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 14, 2000, 1,063,070 (191,667 Class B Non voting) shares were issued and outstanding.

     The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of November 14, 2000.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements.
----------------------------
Balance Sheet
(Unaudited)

                                                                                    September 30,         December 31,
                                                                                        2000                  1999
                                                                                   -----------------------------------
Asset
Cash and due from banks                                                                  833,375             9,396,669
Interest bearing deposits with banks                                                     242,849               365,547
Federal funds sold                                                                     3,832,000             7,158,000
                                                                                   -----------------------------------
Cash & cash equivalents                                                                4,908,224            16,920,216
Investments securities:
  Held-to-maturity, at amortized cost                                                 23,943,909            32,303,774
  Available-for-sale, at market value                                                 12,062,726            19,129,535
Loans, net of unearned discount                                                       50,719,369            61,010,995
Less: allowance for loan losses                                                         (711,192)           (1,566,642)
                                                                                   -----------------------------------
Net loans                                                                             50,008,177            59,444,353
Bank premises & equipment, net                                                         3,466,392             3,825,321
Accrued interest receivable                                                            1,386,557             1,221,679
Other real estate owned                                                                   52,600               397,641
Core deposit intangible                                                                2,343,947             2,428,524
Prepaid expenses and other assets                                                        272,811             1,578,036
                                                                                   -----------------------------------
Total Assets                                                                          98,445,343           137,249,079
                                                                                   ===================================
Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                                 21,484,719            26,206,219
Demand deposits, interest bearing                                                     20,166,335            29,119,779
Savings deposits                                                                      27,306,269            33,342,400
Time deposits, $100,000 and over                                                       5,055,067            12,633,964
Time deposits                                                                         13,889,321            23,464,035
                                                                                   -----------------------------------
                                                                                      87,901,711           124,766,397
Obligations under capital leases                                                       1,423,522             1,444,607
Accrued interest payable                                                                 249,065               600,546
Accrued expenses and other liabilities                                                   410,164             1,410,214
                                                                                   -----------------------------------
Total Liabilities                                                                     89,984,462           128,221,764
Shareholders' Equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value
  500,000 shares authorized, 143,150 issued and outstanding at September
  30, 2000 and December 31, 1999, respectively                                             1,432                 1,432
Common stock, $.01 par value; 2,000,000 shares authorized;
  1,063,070 and 1,028,753 shares issued and outstanding at September 30, 2000
  and December 31, 1999, respectively.                                                    10,631                10,288
Additional-paid-in capital                                                            14,281,636            13,870,170
Accumulated deficit                                                                   (5,696,676)           (4,658,392)
Net unrealized gain on available-for-sale securities                                    (136,142)             (196,183)
                                                                                   -----------------------------------
Total Shareholders' Equity                                                             8,460,881             9,027,315
                                                                                   -----------------------------------
                                                                                      98,445,343           137,249,079
                                                                                   ===================================


Statements of Operations
Unaudited

                                                 Quarter ended      Quarter ended    Nine months ended    Nine months ended
                                                 September 30,      September 30,      September 30,        September 30,
                                                    2000                1999                2000                 1999
                                                  ----------------------------------------------------------------------
Interest Income:
  Interest and fees on loans                      $1,123,044          1,289,534           3,603,695           $4,223,275
  Interest on investment securities                  732,374            389,654           2,569,349           $1,097,294
  Interest on Federal Funds sold                      45,172            202,996             317,394           $  425,968
  Interest on time deposits with other banks               0              7,915              10,408           $   17,249
                                                  ----------------------------------------------------------------------
Total interest income                              1,900,590          1,890,099           6,500,846            5,763,786


Interest Expense:
  Interest on time deposits                          288,438            423,268           1,140,558           $1,252,443
  Interest on demand deposits                        131,620            195,743             515,896           $  464,563
  Interest on savings deposits                       121,478             34,246             390,891           $  231,596
  Interest on borrowed funds                          98,499                  0             241,382           $   19,093
                                                  ----------------------------------------------------------------------
Total interest expense                               640,035            653,257           2,288,727            1,967,695

Net interest income                                1,260,555          1,236,842           4,212,119            3,796,091

Provision for loan losses                            460,000             75,000              640,00              215,000
                                                  ----------------------------------------------------------------------
Net interest income less provision for
  loan losses                                        800,555          1,161,842           3,572,119            3,581,091
                                                  ----------------------------------------------------------------------

Noninterest income:
  Gain on sale of loans                                    0                  0              17,783           $   43,857
  Customer service fees                              685,925            477,016           2,025,772           $1,303,113
  Realized gain (loss) on investments                (66,761)                 0            (194,224)          $        0
  Other income                                        68,098             36,407             433,831           $   98,951
                                                  ----------------------------------------------------------------------
Total noninterest income                             687,262            513,423           2,283,162            1,445,900

Non-interest expense
  Salaries, wages, and employee benefits             750,345           704,096            2,461,581           $2,017,568
  Occupancy and equipment                            464,519           391,766            1,364,252           $1,011,287
  Office operations and supplies                     186,150           161,248              644,273           $  422,566
  Marketing and public relations                      47,099            65,399              108,006           $  179,325
  Professional services                               72,443            90,681              437,176           $  233,889
  Data processing                                    238,264           161,803              732,921           $  612,893
  Deposit insurance assessments                       77,107            31,206              109,454           $   74,439
  Other noninterest expense                          331,932           297,551            1,035,902           $  692,993
                                                  ----------------------------------------------------------------------
Total non-interest expense                         2,167,859         1,903,750            6,893,565            5,244,960

                                                  ----------------------------------------------------------------------
  Net income (loss)                                ($680,042)         (228,485)         ($1,038,284)           ($217,969)
                                                  ======================================================================

  Earnings per common share-basic                     ($0.64)           ($0.23)              ($0.98)              ($0.22)
  Earnings per common share-diluted                   ($0.64)           ($0.23)              ($0.98)              ($0.22)

                                                  ======================================================================
Weighted average number of shares                  1,044,215           986,244            1,044,215              986,244
                                                  ======================================================================

Statements of Cash Flows
(unaudited)

                                                                                              Nine months         Nine months
                                                                                                 ended               ended
                                                                                             September 30,       September 30,
                                                                                                  2000                1999
                                                                                             ---------------------------------
Cash flows from operating activities
Net income (loss)                                                                             ($1,038,284)         ($217,969)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
          Provision for loan losses                                                               640,000            215,000
          Gain on sale of loans                                                                   (17,783)           (43,857)
          Depreciation and amortization                                                           750,388            401,429
          Realized investment securities losses                                                   194,224                  0
          Decrease (increase) in accrued interest receivable and other assets                   1,485,388         (2,024,689)
          (Decrease) increase in accrued interest payable and other liabilities                (1,351,551)           (82,465)
                                                                                             -------------------------------
Net cash provided by operating activities                                                         662,382         (1,752,551)


Cash flows from investing activities
Purchase of investments Available-for-Sale                                                     (1,484,473)        (5,796,957)
Purchase of investments Held-to-Maturity                                                       (2,636,746)       (35,878,655)
Proceeds from maturity & principal reductions of investments Available-for-Sale                   697,522          2,280,204
Proceeds from maturity & principal reductions of investments Held-to-Maturity                     727,124         23,881,820
Proceeds from sale of investment securities                                                    17,929,738                  0
Purchase of automobile loans                                                                            0        (21,982,333)
Net decrease in loans                                                                           6,392,323         13,346,781
Sale of deposits                                                                               (6,544,666)                 0
Purchase of premises and equipment                                                               (268,622)        (1,060,148)
Proceeds from sale of student loans                                                             2,421,636          3,059,985
                                                                                             -------------------------------
Net cash provided by (used in) investing activities                                            17,233,836        (22,149,303)

Cash flows from financing activities
Net increase (decrease) in deposits                                                           (30,320,020)        29,078,680
Repayments on long-term debt                                                                            0            (11,191)
Reverse repurchase agreement                                                                            0         (1,557,755)
Proceeds from issuance of preferred stock                                                               0          1,071,514
Net proceeds from issuance of common stock                                                        411,810            234,168
                                                                                             -------------------------------
Net cash provided by (used in) financing activities                                           (29,908,210)        28,815,416
Increase (decrease) in cash and cash equivalents                                              (12,011,992)         4,913,562
Cash and cash equivalents at beginning of period                                               16,920,216         16,343,034
Cash and cash equivalents at end of period                                                      4,908,224         21,256,596
                                                                                             ===============================
Supplemental disclosures of cash flows information
Cash paid during the period for interest                                                        1,295,319          1,940,564
                                                                                             ===============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------



United Bank of Philadelphia (the Bank) was founded in 1991 and commenced operations in March 1992. In April 1993, the shareholders of the Bank voted in favor of the formation of a bank holding company, United Bancshares, Inc. (the Company). Accordingly, in October 1994 the Company became a bank holding company in conjunction with the issuance of its common shares in exchange for the common shares of the Bank. The financial statements are prepared on a consolidated basis to include the accounts of the Company and the Bank.

The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. This discussion is intended to enable the reader to assess the material changes in the financial condition and results of operations for the quarter ending September 30, 2000. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Selected Financial Data

The following table sets forth-selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)      Quarter ended               Quarter ended
                                                   -------------               -------------
                                                 September 30, 2000          September 30, 1999
                                                 ------------------          ------------------
Net interest income                                    $ 1,261                    $ 1,237
Provision for loan losses                                  460                         75
Noninterest income                                         687                        513
Noninterest expense                                      2,168                      1,904
Net income (loss)                                        ($680)                     ($228)
Earnings per share-basic and  diluted                    ($.64)                     ($.23)

Balance sheet totals:                            September 30, 2000          December 31, 1999
                                                 ------------------          -----------------
Total assets                                          $ 98,445                  $ 137,249
Loans, net                                            $ 50,008                  $  59,444
Investment securities                                 $ 36,006                  $  51,433
Deposits                                              $ 87,902                  $ 124,766
Shareholders' equity                                  $  8,460                  $   9,027

Ratios
Return on assets                                          (.81)%                    (1.03)%
Return on equity                                        (12.08)%                   (12.71)%
Equity to assets ratio                                    6.70%                      8.08%

Financial Condition

Sources and Uses of Funds
   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $20.6 million, or 16.90%, during the quarter ending September 30, 2000. Average funding uses decreased $17.8 million, or 16.6%, for the same quarter. In late June 2000, the Bank implemented asset management/capital improvement strategies that included the sale of loans and investments as well as deposit sales/reductions. (Refer to Capital Resources below)

Sources and Uses of Funds Trends

                         September 30, 2000                                        June 30, 2000
                         ------------------                                        -------------
                               Average        Increase (Decrease)                     Average
                               -------        ------------------                      -------
                               Balance             Amount               %             Balance
                               -------             ------               -             -------
Funding uses:
 Loans                       $  54,756             ($3,826)           (6.53)%        $  58,592
 Investment securities
  Held-to-maturity              24,085             (10,097)          (29.54)            34,182
  Available-for-sale            19,700              (1,045)           (5.04)            20,745
 Federal funds sold              2,806              (5,645)          (66.80)             8,451
                             ---------            --------                           ---------
  Total uses                 $ 101,347            ($20,613)                          $ 121,960
                             =========            ========                           =========
Funding sources:
 Demand deposits
   Noninterest-bearing       $  26,280             ($2,443)           (8.5l)%        $  28,723
   Interest-bearing              9,697              (3,615)          (27.16)            13,312
 Savings deposits               27,590              (2,294)           (7.68)            29,884
 Time deposits                  21,667             (12,122)          (35,88)            33,789
 Other borrowed funds            4,110               2,676           186.61%             1,434
                             ---------             -------                             -------
  Total sources              $  89,344            ($17,798)                          $ 107,142
                             =========            ========                           =========


Loans

Average loans decreased approximately $3.8 million, or 6.53%, during the quarter ended September 30, 2000. This decrease was primarily in the Bank's consumer loan portfolio due to repayments in an automobile loan portfolio purchased in February 1999. Paydowns in this portfolio are averaging $500 thousand per month. In June 2000, the Bank sold approximately $2.1 million in student loans as part of its ongoing strategy to originate and sell these loans to generate gains and minimize its data processing costs. The Bank's mortgage loan portfolio continues to decline because of payoffs/paydowns for which there were no new originations to replace. The Bank is strategically shifting out of mortgage loans into more profitable consumer and business loans.

Further, in September 2000, the Bank charged-off commercial and consumer loans totaling $498 thousand. Collection of these loans will be pursued through alternative means. These charge-offs were in-line with the Bank's current strategy to "scrub" its loan portfolio by removing any loans for which payment is unlikely.

 The following table shows the composition of the Bank's loan portfolio by type of loan.
(Thousands of Dollars)
                                     September       December
                                     ---------       --------
                                     30, 2000        31, 1999
                                     --------        --------
Commercial and industrial             $13,956         $13,644
Commercial real estate                    657           1,288
Consumer loans                         12,487          19,822
Residential mortgages                  23,619          26,237
                                      -------         -------
   Total Loans                        $50,719         $61,011
                                      =======         =======
Allowance for Loan Losses
The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, historical loss experience, and the amount and quality of nonperforming loans. The following Table presents an analysis of the allowance for loan losses.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

--------------------------------------------------
Balance at January 1, 2000              $1,566
--------------------------------------------------
Charge-offs:
--------------------------------------------------
Commercial and industrial                  315
--------------------------------------------------
Commercial real estate                     771
--------------------------------------------------
Residential mortgages                       22
--------------------------------------------------
Consumer loans                             516
--------------------------------------------------
   Total charge-offs                     1,624
--------------------------------------------------
Recoveries                                 129
--------------------------------------------------
Net charge-offs                          1,495
--------------------------------------------------
Additions charged to operations            640
                                        ------
--------------------------------------------------
Balance at September 30, 2000           $  711
--------------------------------------------------

The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of losses inherent in the portfolio.

The allowance for loan losses as a percentage of total loans was 1.40% at September 30, 2000. Effective December 31, 1999, the Bank revised its loan policy to increase its allowance for uncertainties in loans classified as "Satisfactory" and to charge-off all consumer loans greater than 120 days delinquent despite the level of collateral. In addition, in September 2000, the Bank added a new category of loan classification--"Pass/Watch". This category relates to loans for which payments are current but have other unfavorable indicators that increase the risk of loss and facilitates closer monitoring of such risks. Loans in this category are assigned a 3% specific reserve.

During the nine months ended September 30, 2000, the Bank charged-off approximately $1.6 million of its classified loans. Approximately $600 thousand of the total charge-offs related to one community development loan that had been fully reserved at December 31, 1999. In addition, during the quarter ended September 30, 2000, the Bank charged-off loans totaling $498 thousand of which approximately $267 thousand were guaranteed by the Small Business Administration
(SBA). The Bank will perform post-charge-off collections to maximize its recovery on all charged-off loans. Workout attorneys have been engaged to aggressively pursue collections of these loans.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2000. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgments of information available to them at the time of the examination.

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

When a loan is placed on non-accrual, previously accrued and unpaid interest is reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 2000, non-accrual loans were approximately $640 thousand and consisted primarily of $285 thousand residential mortgage loans and $161 thousand loans with SBA guarantees which the Bank believes mitigates the risk associated with these loans. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

The Bank grants commercial, residential and consumer loans to customers primarily located in Philadelphia County, Pennsylvania, and surrounding counties in the Delaware Valley. From time to time, the Bank purchases loans from other financial institutions. These loans are generally located in the Northeast corridor of the United States. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

At September 30, 2000, approximately 32.7% of the Bank's $14.6 million commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations
were primarily for expansion and repair of church facilities.   At September 30,
2000, none of these loans were nonperforming.

Investment Securities and other short-term investments
Investment securities, including Federal Funds Sold, decreased on average by $16.8 million, or 26.5%, during the quarter ended September 30, 2000. This decrease was due in large part to the sale of approximately $10 million in securities during the last week of June 2000 and $9 million in September 2000. The proceeds from the sales of these securities were used to fund the Bank's asset reduction strategy to achieve mandated capital ratios outlined in its Written Agreement with regulators (Refer to Regulatory Matters below).

The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is 4.98 years.

Deposits

On September 24, 1999, the Bank purchased four branches with total deposits of $31 million at a premium of $2.1 million, or 7%. The bulk of the acquired deposits were "core"--primarily checking and savings accounts. The Bank immediately consolidated two of the acquired branches into its existing branch network and consolidated the other two in September 2000. In conjunction with its strategic plan to improve earnings, the Bank also closed its Frankford branch in September 2000. These consolidations/closures resulted in a reduction in the Bank's branch network from eight to five. No significant deposit reduction is expected from these consolidations, because the deposits of these branches were considered "core" in nature. In addition, the Bank's remaining branches are strategically located in areas to accommodate servicing customers throughout the Philadelphia region.

Non-interest bearing demand deposits decreased on average by approximately $2.4 million, or 8.5%, during the quarter ended September 30, 2000. Interest bearing demand deposits decreased on average by approximately $3.6 million, or 27.2%, during the same quarter. This decrease was primarily due to a lower level of sweep deposit balances--balances swept from a noninterest-bearing checking account to an interest-bearing (NOW) account overnight. In addition, effective April 15, 2000, the Bank increased its deposit-related fees and minimum balances to be more in line with its competitors in the marketplace. These actions resulted in some customers closing their accounts to avoid service charges.

Certificates of deposit decreased on average by $12.1 million, or 35.9%, during the quarter ended September 30, 2000. The decrease was primarily due to the sale of certificates of deposit to other financial institutions in June 2000 as well as maturities of large municipal deposits.

Other Borrowed Funds
The level of other borrowed funds is dependent on many items such as capital adequacy, loan growth, deposit growth and interest rates paid on these funds. During the quarter ended September 30, 2000, the Bank borrowed an average of $2.7 million against its Master Repurchase Agreement with another financial institution to temporarily fund liquidity requirements related to its asset reduction/capital improvement strategy.

In addition, other borrowed funds includes a $1.4 million10-year capital lease obligation related to the Bank's lease of a building for its corporate offices in July 1999. In October 2000, the Bank purchased this building for approximately $1.4 million resulting in the removal of the capital lease obligation.(Refer to Noninterest Expense explanations regarding Occupancy Expense and to Legal Proceedings Chappell vs. United Bank of Philadelphia)

Commitments and Lines of Credit
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in extending loans, and are subject to the Bank's normal credit policies. Collateral may be obtained based on management's assessment of the customer. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank's financial instrument commitments at September 30, 2000 are summarized below:

Commitments to extend credit            $5,192,000
Outstanding letters of credit           $  259,000

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (FRB) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As a result of its asset reduction strategy that was designed to meet mandated regulatory capital ratios, the Bank's level of liquidity was reduced. The Bank sold investment securities and reduced its deposit levels. Management has "stepped-up" its monitoring of the Bank's liquidity position. As of September 30, 2000, management believes the Bank's liquidity continues to be satisfactory and in compliance with the FRB regulations.

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

The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits. The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 2000:

                              (Thousands of dollars)
3 months or less                             $3,531

Over 3 through 12 months                      1,287
Over 1 through three years                      237
Over three years                                 --
                                             ------
  Total                                      $5,055
                                             ======

The Bank's back-up liquidity resources include a Master Repurchase Agreement with another financial institution for which securities are pledged against borrowings and a borrowing agreement at the Discount Window of the Federal Reserve Bank for emergency liquidity needs. During the quarter ended September 30, 2000, the Bank borrowed an average of $2.7 million against its Master Repurchase Agreement with another financial institution to fund its short-term liquidity requirements.

Capital Resources
Total shareholders' equity decreased approximately $568 thousand during the quarter ended September 30, 2000 primarily because of the net loss of $680 thousand the Bank experienced during the quarter. Approximately $480 thousand of this loss was due to increased provisions for loan losses. In September 2000, the Bank was notified of the revocation of an equity investment commitment totaling $3 million from the U.S. Treasury Community Development Financial Institution Fund because of the unfavorable change in the Bank's financial condition from the date of original commitment.

     The FRB's standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies, as Tier 2 capital is limited to 100% of Tier 1 capital.

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

                                        September 30,       December 31,
                                        -------------       ------------
                                             2000               1999
                                             ----               ----

Total Capital                              $ 8,459            $ 9,223
  Less:  Intangible Assets                  (2,344)            (2,429)
                                           -------            -------
Tier 1 Capital                               6,115              6,794
                                           -------            -------
Tier 2 Capital                                 602                770
                                           -------            -------
  Total Qualifying Capital                 $ 6,717            $ 7,564
                                           =======            =======
Risk Adjusted Total Assets
 (including off-balance sheet
 exposures)                                $48,042            $60,795
Tier 1 Risk-Based Capital Ratio              12.73%             11.18%
Tier 2 Risk-Based Capital Ratio              13.98%             12.44%
Leverage Ratio                                5.61%              5.08%

The most recent notification dated July 13, 2000, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To improve its capital ratios to acceptable levels as outlined in its Written Agreement with its regulators (Refer to Regulatory Matters below); management has implemented asset reduction strategies. In addition, the Bank continues to seek capital from external investors to further supplement its capital base.

Results of Operations

Summary
The Bank had a net loss of approximately $680 thousand ($.64 per common share) for the quarter ended September 30, 2000 compared to a net loss of $228 thousand ($.23 per common share) for the same quarter in 1999. The increase in loss during Year 2000 is primarily related to increased provisions for loan losses. The Bank continues to implement strategies to improve its earnings profile that include--branch closures/consolidations, raising deposit-related fees to market levels, and reducing its reliance on outside consultants/contractors.

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

Net interest income increased $24 thousand, or 2%, for the quarter ended September 30, 2000 compared to 1999. The increase was made possible in large part because of an increase in average earning assets from the acquisition of deposits from First Union in September 1999. However, because of the Bank's asset reduction/capital improvement strategy that began in June 2000, the level of earning assets declined by more than $20 million during the quarter ending September 30, 2000. Investment securities totaling approximately $19 million were sold to fund the Bank's deposit reduction plan.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending September 30, 2000 was $460 thousand compared to $75 thousand for the same quarter in 1999. Provisions in excess of $1 million were made for the year ended December 31, 1999 related to one community development loan and other loan policy changes which required increased provisions. The community development loan was charged-off by June 30, 2000 with the exception of approximately $114 thousand related to off-balance sheet risk associated with an outstanding letter of credit. This amount remains fully reserved. In addition, during the quarter ended September 30, 2000, the Bank charged-off loans totaling $498 thousand. Approximately $267 thousand of these loans were guaranteed by the SBA. The Bank continues to work with the SBA to collect on the guarantees associated with these loans.

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Customer service fees increased $209 thousand, or 44%, for the quarter ended September 30, 2000 compared to 1999. This increase was primarily due to growth in fees on deposits because of an increase in minimum balance requirements and other deposit-related fee increases that went into effect on April 15, 2000. In addition, there is a higher level of demand deposit accounts in 2000. A higher level of demand deposit accounts result in more overdraft fees, activity service charges and low balance fees. The Bank also increased its ATM surcharge fees for non-customers from $1.50 to $1.75 in June 2000.

To achieve capital ratios as set forth in its Written Agreement with regulatory agencies(Refer to Regulatory Matters below), in June 2000 the Bank sold approximately $6.6 million in certificates of deposit to other financial institutions to reduce its asset size. These transactions resulted in a gain of $253 thousand. During the quarters ended June and September 2000, the Bank sold approximately $19 million of its investment portfolio to fund the reduction in asset size. The Bank recorded a loss of $194 thousand on these sales.

Noninterest Expense
Salaries and benefits increased $46 thousand, or 6.6%, during the quarter ended September 30, 2000 compared to 1999. This increase is primarily attributable to raises and additional employees related to the acquisition of deposits/branches from First Union in September 1999. However, in May 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. The closure/consolidation of three branches in September 2000 will result in reductions in this expense during the quarter ended
December 31, 2000.

Data processing expenses are a result of the management decision of the Bank to out-source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses increased $76 thousand, or 47%, during the quarter ended September 30, 2000 compared to 1999. This increase is primarily attributable to the First Union acquisition-related growth in deposit levels for which the Bank pays outside services to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus out-sourcing, and the possible re-negotiation of existing contracts with servicers.

Occupancy expense increased approximately $73 thousand, or 18.6%, during the quarter ended September 30, 2000 compared to 1999 primarily because of a lease the Bank entered into in July 1999 to house its corporate headquarters including its executive offices and other non-branch operating departments. The Bank leased 25,000 square feet at an average cost of $14.14 per foot until September 2000. In accordance with Financial Accounting Standards Board Statement 13, this lease was accounted for as a capital lease in the amount of $1,483,000 as the present value of future minimum lease payments exceeds 90% of the fair market value of the building. In October 2000, the Bank purchased this facility for approximately $1.4 million. This transaction is expected to save the Bank $1.6 million over the remaining 9-year term of the lease it had in place and removes the capital lease obligation.

In addition, in conjunction with its acquisition of deposits from First Union, the Bank assumed the leases of four branches, two of which were in close proximity to its existing branches. Due to more favorable characteristics of these branches (i.e. visibility, drive-through, ATM's, etc.), the Bank relocated its branch operations to the acquired facilities. These facilities have higher rental rates. The Bank consolidated two of the acquired branches with its existing branch network and closed its Frankford branch in September 2000. In October 2000, the Bank sold one of the acquired facilities located in West Philadelphia for a gain of approximately $330,000. The Bank's Frankford and West Girard branches have been listed with realtors and are expected to be sold by December 31, 2000.

Professional Services decreased approximately $18 thousand, or 20%, for the quarter ended September 30, 2000 compared to 1999. In June 2000, management implemented an earnings enhancement plan that included a reduction in the reliance on outside consultants.

Office operations and supplies expense increased $25 thousand, or 15.4%, during the quarter-ended September 30, 2000 compared to 1999. This increase was primarily a result the acquisition of branches from First Union and the relocation of corporate headquarters which results in increased operating costs. The closure/consolidation of three branches in September 2000 will result in reductions in this expense beginning during the quarter ended December 31, 2000.

Federal deposit insurance premiums were $77 thousand for the quarter ended September 30, 2000 compared to $31 thousand in 1999. FDIC insurance premiums are applied to all financial institutions based on a risk-based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates.

The increase during the quarter ending September 2000, is a result of the perceived risk associated with the Bank's weakening financial condition and declining capital base.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement required the Bank to achieve a Tier 1 capital to asset ratio of 6.50% by June 30, 2000 and 7% at all times thereafter. To achieve these capital ratios, Management developed plans that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Its most recent notification from its regulators dated July 13, 2000 indicates that it is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

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

Year 2000

The Bank was successfully prepared for the Year 2000 potential problems that could have resulted from computer programs being written using two digits rather than four to define the applicable year. This could have resulted in major system failures or miscalculations. The Company completed a comprehensive review of its computer systems, both internal and out-sourced processing, to identify the systems that could be affected by the "Year 2000" issue. Where necessary, software and hardware were replaced/remediated. As a result, there were no reportable events or exceptions related to the Year 2000. However, while not expected, there can be no assurance that the Company will not experience any problems in the future. If any problems were to occur in the future, the Company will follow its contingency plan.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

At September 30, 2000, an asset sensitive position is maintained on a cumulative basis through 1 year of 2.99% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is somewhat neutral due to the Bank's high level of core deposits. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that decreases in market rates will have a negative impact on the net interest income, while increases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities, and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at September 30, 2000 are as follows:

                                                  Market value of
                Changes in rate                   portfolio equity
               -----------------                  ----------------
                                               (Dollars in thousands)
               +400 basis points                      $(4,242)
               +300 basis points                       (2,214)
               +200 basis points                          (63)
               +100 basis points                        2,003
               Flat rate                                4,321
               -100 basis points                        5,576
               -200 basis points                        9,927
               -300 basis points                       11,214
               -400 basis points                       13,404

     The assumptions used in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates are based on management's consideration of past experience, current position, and anticipated future economic conditions. The interest sensitivity of the Company's assets and liabilities, as well as the estimated effect of changes in interest rates on the market value of portfolio equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at September 30, 2000. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

     1. Limit jumbo certificates of deposit (CDs) and movement into money market deposit accounts and short-term CDs through pricing and other marketing strategies.
     2. Purchase quality loan participation with appropriate interest rate/gap match for the Bank's balance sheet.
     3.   Restructure the Bank's investment portfolio.

The Board of Directors has determined that active supervision of the interest-rate spread between yield on earnings assets and cost of funds will decrease the Bank's vulnerability to interest-rate cycles.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1. Legal Proceedings.
-------------------------

Monument Financial Group - United Bank of Philadelphia Litigations
-------------------------------------------------------------------

There are presently pending two suits involving Monument Financial Group and the Bank which have overlapping claims. The suit first in the Common Pleas Court of Philadelphia County names the Bank and First Montauk Securities as defendants, and seeks reimbursement for losses suffered by the plaintiffs who paid money to Monument Financial Group under terms of a very fuzzy contractual arrangement by which they were basically lenders to Monument. Those claims total approximately $480,000.

The second suit brought by the investors of Monument Financial Group, names the Bank as a party. The complaint filed in the United States District Court for the Eastern District of Pennsylvania alleges that, as a result of the actions of the Bank in permitting the processing of certain checks, in what plaintiffs asserts was an improper manner, the Monument Financial Group was unable to pay certain obligation to the plaintiffs. The complaint seeks damages in excess of $400,000.

The Bank has legal defenses to the allegations raised in both suits. Based upon a review of the allegations, the Bank believes that it is not liable. In addition, the Bank has insurance that should cover any loss, in excess of a $50,000 deductible.

Chappell v. United Bank of Philadelphia
---------------------------------------

On May 26, 2000, upon receipt of independent consultant reports confirming certain conduct engaged in by United Bancshares' former Chairman, President, and CEO of the Registrant and the Bank, Emma C. Chappell was terminated. On June 29, 2000, Emma C. Chappell filed a demand for arbitration seeking golden parachute payments. In July 2000, United Bancshares responded to the demand for arbitration and separately commenced a lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking damages arising from transactions or occurrences relating to Emma C. Chappell's April 1999 acquisition of the office building rented by United Bancshares.

The parties (ECC Properties/Emma C. Chappell and United Bancshares) reached a settlement on October 16, 2000 through which United Bancshares obtained title to its office building and several adjacent properties for $1.34 million, stopped paying rent to its former Chairman and the parties released each other from all other claims or disputes. In addition, this settlement included Emma Chappell's resignation from United Bancshares'/United Bank of Philadelphia Board of Directors.

Rococo LLC v. United Bank of Philadelphia
-----------------------------------------

On May 15, 2000, the contractor of a borrower of the Bank filed a complaint in the Court of Common Pleas of Delaware County. The compliant seeks damages from the Borrower for alleged non-payment of construction invoices, also seeks damages from the Bank of $34,474 alleging that the Bank acted in concert with the borrower. The Bank has filed preliminary objections to the complaint. The Bank has substantial defenses in this action and believes that it will not be liable.

     No other material claims have been instituted or threatened by or against Registrant or its affiliates other than in the ordinary course of business.

Item 2. Working Capital Restrictions on Payment of Dividends.
------------------------------------------------------------

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

     The Federal Deposit Insurance act generally prohibits all payments of dividends a bank, which is in default of any assessment to the Federal Deposit Insurance Corporation.

     Recent sales of Securities
     --------------------------

     34,317 shares of Registrant's Common Stock were sold to various directors of the Registrant at a purchase price of $12.00 per share. The Registrant raised proceeds of $411,808 as a result of the sale.

     This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     (a) An annual meeting of the security holders of the Registrant was held on October

27, 2000.

     (b) Proxies for the annual meeting of the Registrant scheduled for October 27, 2000, (the "Annual Meeting") were solicited by proxy statement filed with the Commission.

     (c)  The following matters were voted upon at the Annual Meeting:

                           1.  ELECTION OF DIRECTORS
                           -------------------------

     The following individuals were elected as directors of the Registrant:

                                             L. Armstead Edwards
                                             Marionette Y. Frazier
                                               Ernest L. Wright

     An affirmative vote of approximately 401,505 shares representing 94.432% of the votes cast and 51% of the shares entitled to vote were cast in favor of the election of these Board members.

                           2.  INDEPENDENT AUDITORS
                           ------------------------

     The shareholders ratified the selection of Grant Thornton LLP as independent auditors to audit and certify consolidated financial statements of UBS for the year ending December 31, 1999 and to provide certain accounting services to UBS during the year 2000. Grant Thornton LLP has served in this capacity since October 1997.

     An affirmative vote of approximately 418,700 shares representing 98.475% of the votes cast and 51% of the shares entitled to vote were cast in favor of this proposal.

                 3.  AUTHORIZATION OF ADDITIONAL COMMON STOCK
                 --------------------------------------------

     On September 30, 1998 the Articles of Incorporation of UBS were amended, by filing of Articles of Amendment with the Commonwealth of Pennsylvania on September 30, 1998. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 14, 2000 191,667 shares of Class B Common Stock were issued and outstanding.

     The shareholders ratified the establishment of the Class B Common Stock by affirmative vote of approximately 397,500 shares representing 93.50% of the votes cast and 48% of the shares entitled to vote were cast in favor.

Item 5.  Other Information.
--------------------------

None

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  A list of the exhibits submitted with this Form 10-Q are as follows:

          Copy of the Registrant's Call Report for the Period ending September 30, 2000. [Filed with Schedule SE]


                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED BANCSHARES, INC.



Date:________________                   /s/ Evelyn Smalls
                                        -------------------------------
                                        Evelyn Smalls
                                        President & CEO


                                        /s/ Brenda Hudson-Nelson
                                        -------------------------------
                                        Brenda Hudson-Nelson
                                        Chief Financial Officer