Form 10-K
period 2000-12-31
UNITED BANCSHARES INC /PA
filed 2001-03-30
CIK 944792

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.
                               -------------------

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000

                             UNITED BANCSHARES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                           (Registrant's file number)

              PENNSYLVANIA                             23-2802415
     -------------------------------      ------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

          300 NORTH THIRD STREET, PHILADELPHIA, PA        19106
          -----------------------------------------     ----------
          (Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code:           (732) 863-9000

Securities registered pursuant to Section 12(g)f of the Act:  NONE

Securities registered pursuant to Section 12(g)f of the Act:


                          Common Stock, $.01 par value
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                                    FORM 10-K

                                      Index

                                     PART I


Item No.                                                               Page
--------                                                               ----

  1.  Business......................................................      3
  2.  Properties....................................................     11
  3.  Legal Proceedings.............................................     13
  4.  Submission of Matters to a Vote of Security Holders...........     14

                                     PART II

  5.  Market for Registrant's Common Equity and Related
      Stockholder Matters...........................................     14
  6.  Selected Financial Data.......................................     16
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................     17
  8.  Financial Statements and Supplementary Data...................     30
  9.  Change in and Disagreements with Accountants on Accounting
      and Financial Disclosure......................................     30

                                    PART III

 10.  Directors and Executive Officers of Registrant................     30
 11.  Executive Compensation........................................     32
 12.  Security Ownership of Certain Beneficial Owners and Management     34
 13.  Certain Relationships and Related Transactions................     35

                                     PART IV

 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K   36




UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 28, 2001.

      United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. None of the shares of the Registrant's stock was sold within 60 days of the filing of this Form 10-K. As of March 28, 2001 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,099,421 (including 191,667 Class B Non voting).

      The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of March 28, 2001.

      The Exhibit index is on page 36. There are 61 pages in the Form 10-K.


                                     PART I

     SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENT

     Certain of the matters discuss in this document and the documents incorporated by reference herein, including matters discuss under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (the "UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The UBS's actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on the UBS and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; ( c ) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated. All written or oral forward-looking statements attribute to US are expressly qualified in their entirety by use the foregoing cautionary statements.

                               ITEM 1 -- BUSINESS

United Bancshares, Inc.

   United Bancshares, Inc. ("Registrant" or "UBS") is a holding company for United Bank of Philadelphia (the "Bank"). UBS was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993. The Registrant became the Bank Holding Company of the Bank, pursuant to the Bank Holding Company Act of 1956, as amended, on October 14, 1994.

   The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at 300 North Third Street, Philadelphia, Pennsylvania 19106. The Registrant's telephone number is (215) 351-4600.

   As of March 28, 2001, UBS and the Bank had a total of 70 employees.

United Bank of Philadelphia

   The Bank, an African-American controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department"). The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

   The Bank conducts all its banking activities through its five offices located as follows: (i) Market Street Branch 714 Market Street, Philadelphia, Pennsylvania; (ii) Center City Branch Two Penn Center, Philadelphia, Pennsylvania; (iii) West Philadelphia Branch 37th and Lancaster Avenue, Philadelphia, Pennsylvania, (iv) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (v) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. Through these locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2000, the Bank had total deposits aggregating approximately $83.2 million and had total net loans outstanding of approximately $44.7 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

   The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products are offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. At March 28, 2001, the Bank's maximum legal lending limit was approximately $1.1 million per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Bank has established relationships with correspondent banks to participate in loans that exceed the Bank's internal policies or legal lending limits. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

   The Bank also offers commercial and retail products. In the area of commercial loans, the Bank has flexibility to develop loan arrangements targeted at a customer's objectives. Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk. The Bank participates in the government-sponsored Small Business Administration ("SBA") lending program and when the Bank deems it appropriate, obtains SBA guarantees for up to 90% of the loan amount. This guaranty is intended to reduce the Bank's exposure to loss in its commercial loan portfolio. Commercial loans are typically made of the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

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

Competition

   There is substantial competition among financial institutions in the Bank's service area. The Bank competes with local, regional and national commercial banks, as well as savings banks and savings and loan associations. Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers. To date, the Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank's mission to service groups of people who have traditionally been un-served and by its devotion to personalized customer service. The Bank's strategy has been, and will continue to be, to emphasize personalized services with special sensitivity to the needs of Blacks, Hispanics and women and to offer competitive rates to borrowers and depositors.

   In order to compete, the Bank relies upon personal contacts by the officers, directors and employees of the Bank to establish and maintain relationships with Bank customers. The Bank focuses its efforts on the needs of individuals and small and medium-sized businesses. In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank will seek to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank will also assist those customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

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

Supervision and Regulation

   The Holding Company, UBS, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if UBS wishes to issue additional shares of its Common Stock, in order, for example, to raise capital or to grant stock options, UBS will have to comply with the registration requirements of the Securities Act of 1933 as amended and the applicable states securities laws, or find an applicable exemption from registration.

   UBS is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires UBS to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits UBS from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized bylaws of the state in which such bank is located.

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

   The Bank. The deposits of United Bank of Philadelphia are insured by the FDIC. The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

   Under the Pennsylvania Banking Code of 1965, as amended, the ("Code"), the Registrant has been permitted to control an unlimited number of banks. However, the Registrant would be required under the BHC Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, the registrant would own or control more than 5 percent of the voting shares of such bank. The BHC Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 which authorizes bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state.

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

   Because the Bank is a member bank of the Federal Reserve System, the Federal Reserve Board possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the Federal Reserve Board is: (i) empowered to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorized to remove executive officers who have participated in such violations or unsound practices; (iii) may restrict lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv)may restrict management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the Federal Reserve Board has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

   In April 1995, regulators revised the Community Reinvestment Act ("CRA") with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized by examiners to assign a numerical score for a bank's performance in each of three areas: lending, service and investment. Under the CRA, the FDIC is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of the Bank under CRA, the FDIC gave the Bank a CRA rating of "Outstanding".

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

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

Federal Deposit Insurance Corporation Act of 1991

   GENERAL. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on the Bank. The most significant of these provisions are discussed below. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3)undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

   Under Current regulations, a "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 5% Tier 1 Leverage Ratio, and is not subject to any written order or final directive by its regulatory agency to meet and maintain a specific capital level.

   An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier 1 Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement to be in the form of Tier 1 capital, this also will mean that a bank would need to maintain at least 4% Tier 1 risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized." The most recent notification dated January 13,2001, from the Federal Reserve authorities categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action.

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

Financial Services Act of 1999

   On March 11, 2000 the Financial Services Act of 1999 (the "FSA"),sometimes referred to as the Gramm-Leach-Bliley Act, became effective.

   The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

   The FSA amends the Act to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends Section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in Section 4(k) of the Act. However, notice must be given to the Federal Reserve Board within 30 days after a FHC has commenced one or more of the financial activities.

   Under the FSA, a bank subject to various requirements is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the bank must continue to be well capitalized and well managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. UBS cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for UBS.

Privacy of Consumer Financial Information

   The FSA also a contains a provision designed to protect the privacy of each consumer's financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the "regulators") have effective November 13, 2000, promulgated final regulations (the "regulations") intended to better protect the privacy of a consumer's financial information maintained in financial institutions. Compliance with the regulations are optional until July 1 2001.

   The regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer's nonpublic personal information to third parties that are not affiliated with the financial institution.

   However, financial institutions can share a customer's personal information or information about business with their affiliated companies. The regulations also provide that financial institutions can disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but the financial institution must provide a description of its privacy policies to the consumers and give the consumers an opportunity to opt-out of such disclosure and, thus, prevent disclosure by the financial institution of the consumer's nonpublic personal information to nonaffiliated third parties.

   The regulations, among other things, provide guidance concerning what are "nonpublic personal information", "consumers", and "customers", as well as about the required timing for notices to customers and the means by which customers can exercise their right to opt-out of disclosure of their personal information.

   These privacy regulations will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Although it is not possible at this time to assess the impact of the privacy regulations on financial institutions or the Bank, the Bank does not believe the privacy regulations will have a material adverse impact on its operations in the near term. Nevertheless, the implementation of the privacy regulations have and will continue to require significant effort by the staff for the Bank and UBS.

Consumer Protection Rules - Sale of Insurance Products

     In addition, as mandated by Section 305 of the FSA, the regulators have published consumer protection rules (the "Rules") which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as Bank and their subsidiaries. The Rules are proposed to be effective on April 1, 2001.

   In very brief summary the Rules provide, that before the sale of insurance or annuity products can be completed, disclosures must be made that state that such insurance products, are not deposits or other obligation of or guaranteed by the FDIC or any other agency of the United States, the Bank or its affiliates. In the case of an insurance product, including an annuity, that involves an investment risk, that there is an investment risk involved with the product, including a possible loss of value.

   The Rules also provide that the Bank may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from Bank or its affiliates or on the consumer's agreement not obtain or a prohibition on the consumer obtaining an insurance product or annuity from an unaffiliated entity.

     The Rules also requires formal acknowledgment from the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public.

     The Bank currently does not market insurance product. The Rules will significantly affect the manner in which the Bank would market insurance products, if the Bank does so in the future.

Governmental Policies and Future Legislation

     As the enactment of the FSA confirms, from time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of bank organizations. Among current proposals which could be significance to UBS or the Bank are the continued liberalization of the restrictions on the acquisition of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on interest rates and service charges, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of UBS or the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, UBS's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

Regulatory Actions.

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. See, Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Beginning in 1996, the Bank has operated under a Supervisory Letter from its primary regulator. The Supervisory Letter prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and Company from issuing long-term debt.

                              ITEM 2 -- PROPERTIES

Corporate Headquarters

   In August 1999, the Bank moved its corporate headquarters from the branch facility at 714 Market Street to 300 North Third Street, Philadelphia, Pennsylvania. In October 2000, the Bank purchased this building from a former officer in conjunction with the settlement of a legal matter for approximately $1.4 million. Before its purchase, the Bank leased this building from this officer under a 10-year non-cancelable capital lease. The facility consists of 25,000 square feet including executive offices, operations, finance, human resource, security and loss prevention functions. The Bank sublets approximately 1400 square feet to Tucci & Tannenbaum, P.C.

Market Street Branch

   The Bank's Market Street Branch is located on the first floor of a multi-tenant retail and commercial office building at 714 Market Street, Philadelphia, Pennsylvania. The Bank occupies approximately 5,700 square feet of space pursuant to a lease that expires on February 28, 2002. The lease has renewal options for two five-year periods and is subject to escalation clauses. The first floor contains a banking lobby, the vault and customer service area. The aggregate monthly rent for this location is $9,069.

Mt. Airy Branch

   The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,375.

Center City Branch

   The Bank operates a branch location at Two Penn Center, 15th Street and JFK Boulevard, Philadelphia, Pennsylvania. The Bank leases approximately 4,769 square feet at its Two Penn Center location. The space includes lobby, teller area, customer service area, primary lending area and administrative offices, as well as a vault. The aggregate monthly rent for this location is $13,115.

Frankford Branch

   In 1995, the Bank purchased a branch facility at 4806 Frankford Avenue. In September 2000, the Bank closed this facility. It is expected to be sold in during 2001.

West Girard Branch

   The Bank leases a facility located at 2836 West Girard Avenue. The branch operations of this facility were discontinued in September 2000. An ATM machine will remain operational at this facility until the April 30, 2001 lease expiration. The aggregate monthly rental for the facility is $1,375.

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

University City Branch

   The Bank leased a branch facility located at 40th and Chestnut Streets, in the University City Section of West Philadelphia from First Union National Bank ("First Union"). This facility was acquired from First Union in September, 1999. In September 2000, the branch operations of this facility were consolidated with the Bank's West Philadelphia branch office. In October 2000, the Bank exercised its option to purchase this facility from First Union and immediately sold it for a gain of approximately $329,000.

Progress Plaza Branch

   The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The facility comprises a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,656 per month.

                           ITEM 3 -- LEGAL PROCEEDINGS

Monument Financial v. United Bank of Philadelphia

   A writ of summons was issued at the request of Monument Financial Group, Inc. and Ronald Hatfield, respectively, an United Bank of Philadelphia (the "Bank") account holder and its principal (collectively the "Plaintiffs") to commence an action against the Bank in the Court of Common Pleas, Philadelphia County on June 28,1999. The suit involves the processing of account transactions in alleged non-compliance with the deposit contract. This conduct by the Bank allegedly resulted in a loss to the Plaintiffs in an undetermined amount. The Plaintiffs filed a complaint on July 28, 1999. This action was voluntarily dismissed by the Plaintiffs on the February 4, 2000.

William Jairett et al v. First Montauk Securities Corp., et al

   A complaint was filed in the United States District Court for the Eastern District of Pennsylvania by William Jairett and others against Ronald Hatfield and certain related parties (collectively the " Hatfield Defendants"), the Monument Financial Group, Inc ("Monument Financial") as well as United Bank of Philadelphia (the "Bank"). In summary the alleged claims against the Bank are that the Bank failed to properly disbursed funds from the Monument Financial deposit account maintained with the Bank, because the Bank disbursed funds, in noncompliance with the deposit contract due to the failure to require the necessary signatures needed to authorize disbursements and withdrawals from the account. The Court has recently granted, in part, a motion to further amend an amended answer and cross claim by the Hatfield Defendants and Monument Financial to include claims of fraud and misrepresentation and conspiracy against the Bank and other defendants but has denied a motion for leave to amend to include a cross claim for tortuous interference against the Bank and others.

   The Bank believes that certain insurance coverage is available to it to provide partial protection against any loss by the Bank due to these claims and to defray part of the legal fees for defense against the claims and the Bank is in the process of determining the complete extent of its insurance coverage. The Bank intends to vigorously defend the claims which have been made against it.

   An action, similar to the federal court action, has been filed against the Bank and the others defendants in the Common Pleas Court of Philadelphia making allegations similar to those in the Jairett litigation. That action was filed to toll the statute of limitations in the event the federal litigation was dismissed. At this time the parties are not actively pursuing the Common Pleas Court litigation.

Chappell v. United Bank of Philadelphia

   On May 26, 2000, upon receipt of independent consultant reports confirming certain conduct engaged in by Emma C. Chappell, United Bancshares' former Chairman, President, and CEO of the United Bancshares and the Bank, Emma C. Chappell's employment was terminated. On June 29, 2000, Emma C. Chappell filed a demand for arbitration seeking certain contractual payments. In July 2000, United Bancshares responded to the demand for arbitration and separately commenced a lawsuit in the United States District Court for the Eastern District of Pennsylvania seeking damages arising from transactions and occurrences relating to Emma C. Chappell's April 1999 acquisition of the office building rented by United Bancshares.

   The parties (ECC Properties/Emma C. Chappell and United Bancshares) reached a settlement on October 16, 2000 through which United Bancshares obtained title to the office building and several adjacent properties for $1.34 million, stopped paying rent to its former Chairman and the parties released each other from all other claims or disputes. In addition, this settlement included Emma Chappell's resignation from United Bancshares'/United Bank of Philadelphia Board of Directors.

Rococo LLC v. United Bank of Philadelphia

     On May 15, 2000, Rococo LLC, the contractor of W. T. Development Company, the Bank's borrower, filed a complaint in the Court of Common Pleas of Delaware County. The complaint seeks damages from the W. T. Development Company and Bonsall Village, Inc. partnership developers of the residential construction project known as Bonsall Village, for alleged nonpayment of construction invoices and also seeks damages from the Bank of $34,474 alleging that the Bank acted in concert with W. T. Development Company with respect to nonpayment of certain of those invoices. The Bank has responded to an amended complaint and the Bank believes that it has substantial defenses and will vigorously contest the claims in the complaint. While discovery has not begun, based on the preliminary information which has been gathered, the Bank believes that the claims against it are not well founded.

     In March of 2001, W. T. Development Company and Bonsall Village, Inc., the Bank's codefendants in the litigation, filed a petition to obtain leave of court to file a crossclaim against the Bank seeking damages against he Bank for its alleged failure to honor its commitment to finance the phased construction of the Bonsall Village project, as a result of which W. T. Development Company and Bonsall Village, Inc. allegedly were unable to fulfill their obligations to the plaintiff, Rococo L.L.C. If the Bank is found liable on such crossclaim the codefendants will seek to hold the Bank liable for any damages due the plaintiff, Rococo, L.L.C., from the codefendants. The Bank believes that it has substantial defenses against such crossclaim and will vigorously contest those claims.

     NO OTHER MATERIAL CLAIMS HAVE BEEN INSTITUTED OR THREATENED BY OR AGAINST REGISTRANT OR ITS AFFILIATES OTHER THAN IN THE ORDINARY COURSE OF BUSINESS.

          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of Registrant's security holders since the Registrant's last periodic filing.

     1. On October 27, 2000 the Annual Meeting of shareholders of UBS was held. At the Annual Meeting Mr. L. Armstead Edwards, Ms. Marionette Y. Frazier, and Ernest L. Wright were elected directors, with the voting for those directors, as follows:

L. Armstead Edwards      For  48.19%     Against 0%     Abstain    2.83%
                             401,630             0                23,550


Marionette Y. Frazier    For  48.18%     Against 0%     Abstain    2.84%
                              401,506            0                23,675


Ernest L. Wright         For   48.05%    Against 0%     Abstain    2.96%
                              400,506            0                24,675

     Refer to page 30 for a list of individuals who continued in office as directors of UBS.

     2. The UBS shareholders ratified the Board of Directors selection of Grant Thornton, LLP as UBS's independent auditors for the year 1999, with the voting for such ratification, as follows:

                         For   50.24%    Against .13%     Abstain   .65%
                              418,699           1,072              5,410

     3. The UBS shareholders ratified the amendment of UBS's Articles of Incorporation to expand the authorized shares of Class B Common Stock by 500,000 shares, with the voting for such ratification, as follows:

                         For   47.70%    Against 2.37%     Abstain   .94%
                              397,531           19,790              7,860

                                     PART II

               ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Common Stock

     As of March 28, 2001 there were 3,170 shareholders of record of UBS's Common Stock.

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

     Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants have been sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), were issued at $12.00 per unit. The warrant exercise price was $8.00 per share for the 1996 Warrant, was $9.00 per share for the 1997 Warrant, and was $10.00 per share for the 1998 Warrant. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on December 31, 1995. In December 1995, the Registrant sold 41,666 shares of Registrant's common stock in an offering exempt from registration pursuant to section 4(2) of the Act at a purchase price of $12.00 per share. This sale was accomplished pursuant to a commitment to purchase these securities issued in December 1994.

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

   In June 2000 and December 2000, respectively, the Bank received $411,809 and $436,212 and issued 34,317 and 36,351 shares, respectively, as a result of the purchase of common stock by members of the Bank's board of directors in a limited offering at a price of $12.00 per share.

Class B Common Stock

   On September 30, 1998, the Registrant filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the Commonwealth of Pennsylvania. The filing amended the Articles of Incorporation of the Registrant to designate a sub-class of its Common Stock as Class B Common Stock. Pursuant to the terms of the amendment, holders of the Class B Common Stock have all rights of Common Stockholders, with the exception of voting rights.

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

   Under the Federal Reserve Act, if a bank has sustained losses equal to or exceeding its undivided profits then on hand, no dividend shall be paid, and no dividends can ever be paid in an amount greater than such bank's net profits less losses and bad debts. Cash dividends must be approved by the Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock. Under the Federal Reserve Act, the Board has the power to prohibit the payment of cash dividends by a bank if it determines that such a payment would be an unsafe or unsound banking practice. As a result of this regulation, the Bank, and therefore the Registrant, whose only source of income is dividends from the Bank, will be unable to pay any dividends while an accumulated deficit exists. The Registrant does not anticipate that dividends will be paid for the foreseeable future.

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


                       ITEM 6. -- SELECTED FINANCIAL DATA

                             Selected Financial Data


                                                                          Year ended December 31,
                                                 -----------------------------------------------------------------------
(Dollars in thousands, except per share data)       2000             1999            1998           1997           1996
---------------------------------------------       ----             ----            ----           ----           ----

Net interest income ...............              $  5,415        $   5,264        $  5,241       $  4,744       $  4,259
Provision for loan losses .........                   565            1,007             351             97             85
Noninterest income ................                 3,197            2,226           1,816          1,517          1,118
Noninterest expense ...............                 8,801            7,714           6,696          5,983          6,123
Net income (loss) .................                  (755)          (1,230)             10            181           (832)
Net income (loss) per share - basic                 (0.72)           (1.24)           0.01           0.22          (1.03)

Balance sheet totals:
   Total assets ...................              $ 93,533        $ 137,249        $121,983       $108,914       $ 96,769
   Net loans ......................                44,743           59,444          57,271         73,694         69,097
   Investment securities ..........                35,014           51,433          43,196         18,253         14,460
   Deposits .......................                83,238          124,766         109,063         99,427         88,761
   Shareholders' equity ...........                 9,350            9,027           8,904          7,059          6,759
   Ratios:
     Equity to assets .............                  7.74%            8.07%           6.40%          6.61%          7.45%
     Return on assets .............                 (0.63)%          (1.03)%          0.01%          0.18%         (0.89)%
     Return on equity .............                 (8.08)%         (12.71)%          0.14%          2.69%        (12.02)%



                ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
Summary

   The Company recorded a net loss of approximately $755,000 for 2000 ($0.72 per share) compared to a net loss of approximately $1,230,000 ($1.24 per share) for 1999 and net income of approximately $10,000 ($0.01 per share) in 1998. During 2000, the Bank's financial results were favorably impacted by a lower level of loan loss provisions compared to 1999 as well as the implementation of many expense control measures. A more detailed explanation for each component of earnings is included in the sections below.

   During 2000, management implemented an asset reduction/capital improvement plan that resulted in a $41.5 million decline in the Bank's deposit levels. The Bank now faces the challenge of re-building the level of earning assets to generate core profitability while maintaining adequate capital levels and meeting the Bank's mission of serving the un-served communities in the Philadelphia region.

   The allowance for loan losses as a percentage of total loans decreased from 2.57% in 1999 to 1.24% in 2000. This decrease is attributable to aggressive charge-offs of problem loans during 2000. The Bank had made significant provisions for many of these loans in prior years.

   Table 1--Average Balances, Rates, and Interest Income and Expense Summary

                                                                            DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                      2000                           1999                         1998
                                         ------------------------------   ---------------------------   --------------------------
                                         AVERAGE                YIELD/    AVERAGE             YIELD/    AVERAGE             YIELD/
                                         BALANCE    INTEREST     RATE     BALANCE  INTEREST    RATE     BALANCE   INTEREST   RATE
                                         ------------------------------   ---------------------------   --------------------------
                                                                            (Dollars in thousands)

Assets:
Interest-earning assets:
 Loans ..............................   $ 55,262     $4,655      8.42%   $ 68,526   $5,589     8.16%    $ 71,338   $6,270    8.79%
 Investment securities
     held-to-maturity ...............     28,659      1,875      6.54      21,692    1,226     5.65       11,436      746    6.52
 Investment securities
     available-for-sale .............     18,044      1,284      7.12       9,275      612     6.60        8,392      557    6.64
 Federal funds sold .................      5,518        339      6.15      13,753      681     4.95       12,959      688    5.31
                                        --------    -------              --------   ------              --------   ------
      Total interest-earning assets .    107,483      8,153      7.59     113,246    8,108     7.16      104,125    8,261    7.93

Noninterest-earning assets:
 Cash and due from banks ............      5,339                            2,835                          4,646
 Premises and equipment, net ........      3,671                            1,880                          1,760
 Other assets .......................      4,494                            3,366                          3,576
 Less allowance for loan losses .....       (562)                          (1,567)                          (565)
                                        --------                         --------                       --------
      Total .........................   $120,425                         $119,760                       $113,542
                                        ========                         ========                       ========


Liabilities and shareholders' equity:
Interest-bearing liabilities:
 Demand deposits ...................    $ 19,851        602      3.03%   $ 19,892      569     2.86%    $ 22,622      620    2.74%
 Savings deposits ..................      30,776        497      1.61      26,744      440     1.65       23,283      428    1.84
 Time deposits .....................      28,531      1,387      4.86      35,020    1,695     4.84       37,365    1,899    5.08
 Other borrowed funds ..............       1,925        252     13.09       1,246      140    11.24        1,521       73    4.85
                                        --------    -------              --------   ------              --------   ------
      Total interest-
          bearing liabilities ......      81,083      2,738      3.38      82,902    2,844     3.43       84,791    3,020    3.56
Noninterest-bearing liabilities:
 Demand deposits ...................      27,567                           24,019                         19,740
 Other .............................       3,233                            3,177                          1,747
Shareholders' equity ...............       8,542                            9,662                          7,264
                                        --------                         --------                       --------
      Total ........................    $120,425                         $119,760                       $113,542
                                        ========                         ========                       ========

Net interest earnings ..............                 $5,415                         $5,264                         $5,241
Net yield on interest-earning assets                            5.04%                          4.65%                         5.03%


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

     Net interest income for 2000 totaled $5.4 million, an increase of $151,000 or 2.86%, compared to 1999. Net interest income in 1999 totaled $5.3 million, an increase of $23,000, or 0.45%, compared to 1998.

         Table 2--Rate-Volume Analysis of Changes in Net Interest Income



                                                        2000 COMPARED TO 1999                    1999 COMPARED TO 1998
                                                -------------------------------------    -------------------------------------
                                                      INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                                -------------------------------------    -------------------------------------
                                                VOLUME          RATE           NET        VOLUME          RATE           NET
                                                -------------------------------------    -------------------------------------
                                                                          (Dollars in thousands)
Interest earned on:
   Loans ..................................      $(673)        $(261)        $(934)        $(245)         $(436)         $(681)
   Investment securities held-to-maturity .        646             3           649           569            (89)           480
   Investment securities available-for-sale        605            67           672            37             18             55
   Federal funds sold .....................       (450)          108          (342)           26            (33)            (7)
                                                 -----         -----         -----         -----          -----          -----
    Total interest-earning assets .........        128           (83)           45           387           (540)          (153)
                                                 -----         -----         -----         -----          -----          -----

Interest paid on:
   Demand deposits ........................        (33)           66            33           (67)            16            (51)
   Savings deposits ......................         109           (52)           57            58            (46)            12
   Time deposits ..........................       (226)          (82)         (308)         (120)           (84)          (204)
   Other borrowed funds ...................         68            44           112            56             11             67
                                                 -----         -----         -----         -----          -----          -----
    Total interest-bearing liabilities ....        (82)          (24)         (106)          (73)          (103)          (176)
                                                 -----         -----         -----         -----          -----          -----
    Net interest income ...................      $ 210         $ (59)        $ 151         $ 460          $(437)         $  23
                                                 =====         =====         =====         =====          =====          =====


Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

     In 2000, there was an increase in net interest income of $210,000 due to changes in volume but a decrease of $59,000 due to changes in rate. In 1999, there was an increase in net interest income of $460,000 due to changes in volume but a decrease of $437,000 due to changes in rate.

     Average earning assets decreased from $113.2 million in 1999 to $107.5 million in 2000 and increased from $104.1 million in 1998 to $113.2 million in 1999. The 1999 growth in earning assets was primarily attributed to the acquisition of $31.5 million in deposits from First Union Corporation in September 1999. The acquired deposits primarily consisted of core noninterest checking deposits and savings deposits. However, to meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of non-First Union acquired deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit accountholders to remove deposits, and consolidated three branches in its branch network.

     The net interest margin of the Bank was 5.04% in 2000, 4.65% in 1999 and 5.03% in 1998. While the prime rate increased 75 basis points during 2000, the Bank did not experience a similar increase in yield on its loan portfolio. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, during 2000, the average outstanding loan balance declined from $68.5 million to $55.3 million. This decline was related to significant paydowns/payoffs in the purchased automobile loan portfolio of the Bank. Proceeds from these paydowns were used to fund the Bank's asset reduction plan.

   During 2000, the average federal funds yield was 6.15% compared to 4.95% in 1999 and 5.31% in 1998. During 2000, the average investment in federal funds decreased by $8.2 million. Consistent with its asset reduction/capital improvement plan, the Bank reduced the level of deposits in its "sweep" checking account product which represent high balance short-term deposits. These deposits were typically invested in Federal Funds Sold.

   The yield on the investment portfolio increased 82 basis points to 6.76% in 2000 compared to 5.94% in 1999 and 6.57% in 1998. In September 1999 when the Bank acquired $31.5 million in deposits from First Union, funds were placed in investment securities to achieve a minimum yield of 7%, thereby, increasing the average yield on the portfolio.

   The cost of interest-bearing liabilities declined to 3.38% in 2000 compared to 3.43% in 1999 and 3.56% in 1998. Consistent with market conditions, during the last quarter of 1999 and the first quarter of 2000, the Bank reduced the rates it pays on many of its interest-bearing products by as much as 25 basis points. In addition, in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions which resulted in a reduction in the cost of funds.

Provision for Loan Losses

   The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

   The provision and allowance for loan losses charged against earnings in 2000 was $565,000 compared to $1,007,003 in 1999 and $350,500 in 1998. Significant
provisions were made for the year ended December 31, 1999 for one community development loan and other loan policy changes which required increased provisions. The community development loan was charged-off by June 30, 2000 with the exception of approximately $114,000 related to off-balance sheet risk associated with an outstanding letter of credit. This amount remains fully reserved. In addition, in September 2000, the Bank made provisions for and charged-off loans totaling $498,000. Approximately $267,000 of these loans were guaranteed by the SBA. The Bank continues to work with the Small Business Administration (SBA) to collect on the guarantees associated with these loans. Management believes the level of the allowance for loan losses is adequate as of December 31, 2000.

Noninterest Income

   Noninterest income increased $712,000 in 2000 compared to 1999 and increased $410,000 in 1999 compared to 1998.

   The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. Customer service fees increased $587,000 in 2000 compared to 1999. This increase was primarily due to growth in fees on deposits because of an increase in minimum balance requirements and other deposit-related fee increases that went into effect on April 15, 2000. In addition, there is a higher level of demand deposit accounts in 2000. A higher level of demand deposit accounts result in more overdraft fees, activity service charges and low balance fees. The Bank also increased its ATM surcharge fees for non-customers from $1.50 to $1.75 in June 2000.

   To achieve capital ratios as set forth in its Written Agreement with regulatory agencies (Refer to Regulatory Matters below), in June 2000 the Bank sold approximately $6.6 million in certificates of deposit to other financial institutions to reduce its asset size. These transactions resulted in a gain of $253,000. During 2000, the Bank sold approximately $20 million of its investment portfolio to fund the reduction in asset size. The Bank recorded a loss of $200,000 on these sales. In October 2000, the Bank sold one of the branch facilities it acquired from First Union in 1999 for a gain of approximately $329,000.

Noninterest Expense

   Noninterest expense increased $1.1 million, or 14.1%, in 2000 to $8.8 million compared to $7.7 million in 1999 and $6.7 million in 1998.

   Salaries and benefits increased $113,000, or 3.8%, in 2000 compared to an increase of $407,000, or 15.9%, in 1999. This increase is primarily attributable to raises and additional employees related to the acquisition of deposits/branches from First Union in September 1999. However, in May 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. The closure/consolidation of three branches in September 2000 resulted in further reductions in this expense during the quarter ended December 31, 2000.

   Occupancy and equipment expense increased approximately $380,000, or 26.95%, during 2000 compared to an increase of $162,000 or 12.7%, during 1999. The increase during 2000 was primarily attributable to a lease the Bank entered into in July 1999 to house its corporate headquarters including its executive offices and other non-branch operating departments. The Bank leased 25,000 square feet at an average cost of $14.14 per foot until September 2000. In accordance with Financial Accounting Standards Board Statement No. 13, this lease was accounted for as a capital lease in the amount of $1,483,000 as the present value of future minimum lease payments exceeds 90% of the fair market value of the building. In October 2000, the Bank purchased this facility for approximately $1.4 million. This transaction is expected to save the Bank $1.6 million over the remaining 9-year term of the lease it had in place and removes the capital lease obligation.

   In addition, in conjunction with its acquisition of deposits from First Union, the Bank assumed the leases of four branches, two of which were in close proximity to its existing branches. Due to more favorable characteristics of these branches (i.e. visibility, drive-through, ATM's, etc.), the Bank relocated its branch operations to the acquired facilities. These facilities have higher rental rates. The Bank consolidated two of the acquired branches with its existing branch network and closed its Frankford branch in September 2000. In October 2000, the Bank sold one of the acquired facilities located in West Philadelphia for a gain of approximately $329,000. The Bank's Frankford and West Girard branches have been listed with realtors and are expected to be sold during 2001.

   Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses increased by $108,000, or 12.6%, during 2000 compared to an decrease of $5,000, or 0.6%, in 1999. This increase is primarily attributable to the First Union acquisition related growth in average deposit levels for which the Bank pays outside services to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus outsourcing, and the renegotiation of existing contracts with servicers.

   Marketing and public relations expense decreased by $146,000, or 47.9%, in 2000 compared to an increase of $83,000, or 37.5%, in 1999. In June 2000, management implemented an earnings enhancement plan that included a reduction in all nonessential expenses including marketing. As the Bank was in an asset reduction mode, there were no new business initiatives that required marketing.

   Professional services increased $150,000 or 38.2%, in 2000. This increase was primarily related to fees the Bank paid to attorneys to handle loan related legal matters as well as to negotiate the elements of its Written Agreement with Federal Regulators in February 2000

   Office operations and supplies expense increased by $62,000, or 8.7%, in 2000. This increase was primarily a result of the acquisition of branches from First Union in 1999 and the relocation of the corporate headquarters. However, in September 2000, the Bank closed/consolidated branches which resulted in reductions in branch operating costs (i.e. security guards, supplies, etc.) during the quarter ending December 31, 2000.

   Federal deposit insurance premiums were $169,000 in 2000 compared to $105,000 in 1999 and $82,000 in 1998. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The increase during 2000, is a result of the perceived risk associated with the Bank's weakening financial condition and declining capital base.

   All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

                            Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 indicates how the Bank has managed these elements. Average funding uses decreased approximately $5.8 million, or 5.09%, in 2000 compared to $9.1 million, or 8.76%, in 1999.

                Table 3--Sources and Use of Funds Trends



                                                2000                                   1999                        1998
                                 ---------------------------------      ----------------------------------        -------
                                               INCREASE                               INCREASE
                                 AVERAGE      (DECREASE)                AVERAGE      (DECREASE)                   AVERAGE
                                 BALANCE        AMOUNT     PERCENT      BALANCE        AMOUNT      PERCENT        BALANCE
                                 -------        ------     -------      -------        ------      -------        -------
                                                                 (Dollars in thousands)


Funding uses:
   Loans ................      $ 55,262      $(13,264)    (19.36)%      $ 68,526       $(2,812)     (3.94)%      $ 71,338
   Investment securities
    Held-to-maturity ....        28,659         6,967      32.12          21,692        10,256      89.68          11,436
    Available-for-sale ..        18,044         8,769      94.54           9,275           883      10.52           8,392
    Federal funds sold ..         5,518        (8,235)    (59.88)         13,753           794       6.13          12,959
                               --------      --------                   --------       -------                   --------
      Total uses ........      $107,483      $ (5,763)                  $113,246       $ 9,121                   $104,125
                               ========      ========                   ========       =======                   ========

Funding sources:
   Demand deposits:
    Noninterest-bearing .      $ 27,567      $  3,548      14.77%       $ 24,019       $ 4,279      21.68%       $ 19,740
    Interest-bearing ....        19,851           (41)     (0.21)         19,892        (2,730)    (12.07)         22,622
   Savings deposits .....        30,776         4,032      15.08          26,744         3,461      14.86          23,283
   Time deposits ........        28,531        (6,489)    (18.53)         35,020        (2,345)     (6.28)         37,365
   Other borrowed funds .         1,925           679      54.49           1,246          (275)    (18.08)          1,521
                               --------      --------                   --------       -------                   --------
      Total sources .....      $108,650      $  1,729                   $106,921       $ 2,390                   $104,531
                               ========      ========                   ========       =======                   ========


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

   Average investment securities and federal funds sold, in the aggregate, increased by $7.5 million, or 16.8%, in 2000 compared to an increase of $11.9 million, or 36.4%, in 1999. The increase in the average balances during 2000 is a result of the acquisition of deposits from First Union in September 1999. These deposits were acquired without corresponding loans and funds were therefore placed in U.S. Government Agency and mortgage-backed securities to maximize the yield. In addition, the Bank invested the funds from paydowns/payoffs in the loan portfolios in similar securities. However, to fund its asset reduction/capital improvement plan, the Bank sold investment securities totaling approximately $20 million during the latter half of 2000.

   The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

   As reflected in Table 4, the assumed average maturity of the investment portfolio was 4.4 years at year-end 2000. Approximately 39.3% of the portfolio consists of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

   In a declining rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 60.7% at December 31, 2000. These higher yielding securities are likely to be called as rates trend downward. The result is additional liquidity and a reduction in yield on the portfolio. The Bank is taking steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that are fixed rate or perform well when "shock" tested in a declining rate environments.

               Table 4--Analysis of Investment Securities

                                      WITHIN              AFTER ONE BUT           AFTER FIVE BUT           AFTER
                                     ONE YEAR           WITHIN FIVE YEARS        WITHIN TEN YEARS        TEN YEARS
                                ------------------     ------------------       -----------------     ----------------
                                 AMOUNT     YIELD      AMOUNT       YIELD       AMOUNT      YIELD     AMOUNT     YIELD      TOTAL
                                 ------     -----      ------       -----       ------      -----     ------     -----      -----
                                                                 (Dollars in thousands)
Other government securities      $    --       --%    $ 12,427      6.26%       $ 8,336     6.96%       $  --      --     $ 20,763
Mutual funds                         100     6.40           --        --             --       --           --      --          100
Other investments                     --                    --        --            406     6.00           --      --          406
Mortgage-backed securities            --                    --        --             --       --           --      --       13,745
                                 -------              --------                  -------                ------             --------
        Total securities         $   100              $ 12,427                  $ 8,742                 $  --             $ 35,014
                                 =======              ========                  =======                ======             ========

Average maturity                                                                                                         4.4 years



The above table sets forth the maturities of investment securities at December 31, 2000 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

   Average loans decreased approximately $13.3 million, or 19.4%, in 2000 compared to a decrease of $2.8 million, or 3.94%, in 1999. Although the Bank purchased a $22 million portfolio of seasoned automobile loans from NationsBank in February 1999, close to 80% of this portfolio had paid down by year-end of 2000. Paydowns in this portfolio are averaging $500,000 per month. In June 2000, the Bank sold approximately $2.1 million in student loans as part of its ongoing strategy to originate and sell these loans to generate gains and minimize its data processing costs. The Bank's mortgage loan portfolio continues to decline because of payoffs/paydowns for which there were no new originations to replace.

   Further, in September 2000, the Bank charged-off commercial and consumer loans totaling $498,000. Collection of these loans will be pursued through alternative means. These charge-offs were in-line with the Bank's strategy to clear its loan portfolio of any loans for which payment is unlikely.

   Over-riding all of these factors is that during 2000 the Bank was in an asset reduction/capital improvement mode and a re-organization was underway. As a result, new business was not actively sought. Management believes it is now positioned to expand its business development efforts in the Philadelphia region and has developed strategic plans to incorporate these initiatives.

           Table 5--Loans Outstanding, Net of Unearned Income

                                                                      DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                      2000              1999              1998              1997              1996
                                      ----              ----              ----              ----              ----
                                                                  (Dollars in thousands)

Commercial and industrial......     $11,429           $13,664            $13,643          $12,095           $10,107
Commercial real estate ........         652             1,288              1,518            1,515               649
Residential mortgages .........      22,316            26,237             31,365           35,962            36,622
Consumer loans ................      10,908            19,822             11,424           22,611            17,340
Loans held-for-sale ...........        --                --                 --              1,979             4,906
                                    -------           -------            -------          -------           -------
   Total loans ................     $45,305           $61,011            $57,950          $74,162           $69,624
                                    =======           =======            =======          =======           =======


            Table 6--Loan Maturities and Interest Sensitivity

                                               WITHIN         AFTER ONE BUT           AFTER
                                              ONE YEAR      WITHIN FIVE YEARS       TEN YEARS         TOTAL
                                              --------      -----------------       ---------         -----
                                                                (Dollars in thousands)
Commercial and industrial ..............       $ 4,407           $ 4,030             $ 2,992         $11,429
Commercial real estate .................           114              --                   538             652
Residential mortgages ..................          --                --                22,316          22,316
Consumer loans .........................           821             7,299               2,788          10,908
                                               -------           -------             -------         -------
    Total loans ........................         5,342            11,329              28,634          45,305

Loans maturing after one year with:
   Fixed interest rates ................       $34,892
   Variable interest rates .............        10,414



Nonperforming Loans

   Table 7 reflects the Bank's nonperforming loans for the last five years. The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be nonperforming before the lapse of 90 days. The Bank's policy is to charge off unsecured loans after 90 days past due. Interest on nonperforming loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

                          Table 7--Nonperforming Loans

(Dollars in thousands)                         2000        1999        1998        1997      1996
                                               ----        ----        ----        ----      ----
Nonaccrual loans ........................      $453      $2,027      $1,720      $1,179      $800
Interest income included in net income
   for the year .........................        20          67          37          14         6
Interest income that would have been
   recorded under original terms ........        28         113         189         112        45
Loans past due 90 days and still accruing        34          53         125         306       408


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

   At December 31, 2000, approximately 38% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 2000, none of these loans were nonperforming.

   During 2000, nonaccrual loans decreased to $453,000, down from $2 million at December 31, 1999. This decrease is primarily attributable to the charge-off of one community development construction loan that accounted for approximately $600,000 of the total nonaccrual loans in 1999. In addition, during 2000, the Bank cleared its portfolio by aggressively charging-off other loans for which collectibility was uncertain. At December 31, 2000, approximately $94,000 of the total nonaccrual loans was residential mortgages. The underlying real estate collateral associated with these loans minimizes the risk of loss.

Allowance for Loan Losses

   The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. Table 8 presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions.


            Table 8--Allocation of Allowance for Loan Losses


                                   2000                        1999                        1998                       1997
                           ------------------------     ----------------------    -----------------------    ----------------------
                                         PERCENT                     PERCENT                    PERCENT                  PERCENT
                                         OF LOANS                    OF LOANS                   OF LOANS                 OF LOANS
                                         IN EACH                     IN EACH                     IN EACH                 IN EACH
                                       CATEGORY TO                 CATEGORY TO                CATEGORY TO              CATEGORY TO
                           AMOUNT      TOTAL LOANS      AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS    AMOUNT    TOTAL LOANS
                           ------      -----------      ------     -----------     ------     -----------    ------    -----------
                                                         (Dollars in thousands)

Commercial and industrial    $383        25.23%         $  263       22.40%         $272        23.55%         $144        16.31%
Commercial real estate ..      11         1.44             877        2.11           132         2.62            13         2.04
Residential mortgages ...     102        24.08             144       43.00            55        59.12           180        48.49
Consumer loans ..........      66        49.26             283       32.49           188        19.71            97        33.16
Unallocated .............      --           --              --        --              32           --            34          --
                             ----       ------          ------      ------          ----       ------          ----       ------
                             $562       100.00%         $1,567      100.00%         $679       100.00%         $468       100.00%
                             ====       ======          ======      ======          ====       ======          ====       ======




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

             Table 9--Analysis of Allowance for Loan Losses

                                                                YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                           2000           1999           1998           1997           1996
                                           ----           ----           ----           ----           ----
                                                                (Dollars in thousands)

Balance at January 1                      $1,567       $   679        $   468        $   528        $   476
                                          ------       -------        -------        -------        -------
Charge-offs:
    Commercial and industrial              (321)           (25)            --            (66)           (17)
    Commercial real estate                 (803)            --             --             --             --
    Residential mortgages                                  (47)            --             (9)            --
    Consumer loans                         (597)          (315)          (180)          (160)           (25)
                                         ------        -------        -------        -------        -------
                                         (1,721)          (387)          (180)          (235)           (42)
                                         ------        -------        -------        -------        -------
Recoveries - consumer loans                 151            268             41             78              9
                                         ------        -------        -------        -------        -------
Net charge-offs                          (1,570)          (119)          (139)          (157)           (33)
Provisions charged to operations            565          1,007            350             97             85
                                         ------        -------        -------        -------        -------
Balance at December 31                   $  562        $ 1,567        $   679        $   468        $   528
                                         ======        =======        =======        =======        =======
Ratio of net charge-offs to average
    loans outstanding                      2.84%          0.17%          0.19%          0.23%          0.05%



   The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

   During 2000, the Bank charged-off approximately $1.6 million of its classified loans. Approximately $600,000 of the total charge-offs related to one community development loan that had been fully reserved at December 31, 1999. In addition, the Bank charged-off loans totaling $498,000 of which approximately $267,000 of these loans were guaranteed by the Small Business Administration
(SBA). The Bank will perform post charge-off collections to maximize its recovery on all charged-off loans. Workout attorneys have been engaged to aggressively pursue collections of these loans.

Deposits

   Average deposits grew approximately $1.05 million, or 1.0%, in 2000 compared to growth of $2.7 million, or 2.6%, in 1999. The increase is primarily related to the acquisition of $31.5 million in deposits from First Union Corporation in September 1999. These deposits included primarily core deposits consisting of checking and savings accounts. However, to meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of non-First Union acquired deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions and encouraged some large deposit accountholders to remove deposits to fund its asset reduction plan. In addition, the Bank's September 2000 branch consolidation resulted in some deposit attrition.


              Table 10--Average Deposits by Class and Rate

                                      2000                        1999                        1998
                             ----------------------      ----------------------      --------------------
                              AMOUNT         RATE         AMOUNT        RATE          AMOUNT        RATE
                              ------         ----         ------        ----          ------        ----
                                                         (Dollars in thousands)
Noninterest-bearing
    demand deposits           $27,567          --%       $24,019          --%       $19,740           --%
Interest-bearing demand
    deposits                   19,851        3.03         19,892        2.86         22,622         2.74
Savings deposits               30,776        1.61         26,744        1.65         23,283         1.84
Time deposits                  28,531        4.86         35,020        4.84         37,365         5.08


Other Borrowed Funds

   The average balance for other borrowed funds increased $679,000, or 54.5%, in 2000 compared to a decrease of $275,000, or 18.08%, in 1999. This increase was a result of the need to borrow funds either by utilizing a fully secured Federal Funds line of credit with a correspondent bank or using a Master Repurchase Agreement with another financial institution. These borrowings were necessary to temporarily fund the Bank's asset reduction/capital improvement plan until other assets were sold. This increase was offset by the reversal of the $1.5 million capital lease obligation related to the Bank's purchase of a previously leased building for its corporate offices. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

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

   The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (FRB) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2000, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations

   The Bank's principal sources of asset liquidity include investment securities consisting primarily of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. There are no securities maturing in one year or less. However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $5.3 million in loans are scheduled to mature within one year.

   The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.

             Table 11--Maturity of Time Deposits of $100,000 or More

                  (Dollars in thousands)

                  3 months or less ...............      $6,212
                  Over 3 through 6 months ........       1,356
                  Over 6 months through 1 year....       1,255
                  Over 1 through five years ......         240
                  Over five years ................         --
                                                        ------
                  Total ..........................      $9,063
                                                        ======

   Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2000, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2000, a slight liability sensitive position is maintained on a cumulative basis through one year of 0.68%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is relatively evenly matched as a result of the number of loans either repricing or maturing in 12 months closely matching certificate of deposit maturities. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that decreases in market rates will have a positive impact on the net interest income, while increases will have the opposite effect.

   For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.


                 Table 12--Interest Sensitivity Analysis

                                                                  INTEREST RATE SENSITIVITY GAPS
                                                                      AS OF DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------------------
                                                                              OVER
                                                                OVER         1 YEAR        OVER
                                               3 MONTHS      3 THROUGH       THROUGH     3 THROUGH     OVER FIVE
                                                OR LESS       12 MONTHS      3 YEARS      5 YEARS        YEARS     CUMULATIVE
                                                -------        ------        -------      -------        -----     ----------
                                                                        (Dollars in thousands)
Interest-sensitive assets:
 Interest-bearing deposits with banks ......    $    245      $   --        $   --        $   --        $   --       $    245
  Investment securities .....................      6,751         1,206         6,332         7,243        13,482       35,014
  Federal funds sold ........................        720          --            --            --            --            720
  Loans ....................................       9,949         7,409         8,655         3,839        14,891       44,743
                                                --------      --------      --------      --------      --------     --------
        Total interest-sensitive assets ....      17,665         8,615        14,987        11,082        28,373     $ 80,722
                                                --------      --------      --------      --------      --------     ========
        Cumulative totals ..................      17,665        26,280        41,267        52,349        80,722
                                                --------      --------      --------      --------      --------
Interest-sensitive liabilities:
 Interest checking accounts ................       4,783          --          11,160          --            --       $ 15,943
 Savings accounts ..........................       2,536          --          22,820          --            --         25,356
 Certificates less than $100,000 ...........       4,276         6,412         1,235           567          --         12,490
 Certificates of $100,000 or more ..........       6,212         2,611           240          --            --          9,063
 Other borrowed funds ......................        --            --            --            --            --           --
                                                --------      --------      --------      --------      --------     --------
        Total interest-sensitive liabilities    $ 17,807      $  9,023      $ 35,455      $    567      $   --       $ 62,852
                                                ========      ========      ========      ========      ========     ========
        Cumulative totals ..................    $ 17,807      $ 26,830      $ 62,285      $ 62,852      $ 62,852
                                                ========      ========      ========      ========      ========
Interest sensitivity gap ...................    $   (142)     $   (408)     $(20,468)     $ 10,515      $ 28,373
                                                ========      ========      ========      ========      ========

Cumulative gap .............................        (142)         (550)      (21,018)      (10,503)       17,870

Cumulative gap/total earning assets ........       (0.18)%       (0.68)%      (26.04)%      (13.01)%      22.14%

Interest-sensitive assets to
  interest-sensitive liabilities ...........       99.20%        95.48%        42.27%     1,954.50%         -- %


Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.

   While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 2000 are as follows:

                                    Net interest            Percent of
           Changes in rate             income                 change
           ---------------             ------                 ------
                                 (Dollars in thousands)

           +200 basis points         $  4,302                (1.40)%
           +100 basis points            4,563                (3.00)
           Flat rate                    4,713                  --
           -100 basis points            4,648                (3.20)
           -200 basis points            4,574                (8.70)

   A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2000 are as follows:

                                                           Percent of
           Changes in rate             Net equity            change
           ---------------             ----------            ------
                                 (Dollars in thousands)

           +200 basis points         $  10,566               (14.40)%
           +100 basis points            11,742                (4.90)
           Flat rate                    12,349                  --
           -100 basis points            12,638                 2.30
           -200 basis points            12,559                 1.70

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

   The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the policy limits of the Bank at December 31, 2000. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

   Total shareholders' equity increased $322,000 in 2000 compared to an increase of approximately $123,000 in 1999. The increase in 2000 is a result of the proceeds from the issuance of common stock of $848,000 in a limited offering to the Company's Board of Directors, offset by the net loss of $755,000 which resulted in an increase in the accumulated deficit.

   The FRB standards for measuring capital adequacy for U.S. Banking organizations require that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier I and Tier II. Tier I consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill and/or intangible assets). Tier II capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier I capital and a Tier I leverage ratio of at least 6%. Capital that qualifies as Tier II capital is limited to 100% of Tier I capital.

   As indicated in Table 13, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, the Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                            Table 13--Capital Ratios

(Dollars in thousands)                   2000            1999           1998
                                         ----            ----           ----

Total Capital ..................      $  9,317        $  9,223        $  8,823
Less:
   Intangible Assets ...........        (2,298)         (2,429)           --
                                      --------        --------        --------

Tier I capital .................         7,019           6,794           8,823
Tier II capital ................           537             770             679
                                      --------        --------        --------
Total qualifying capital .......      $  7,556        $  7,564        $  9,502
                                      ========        ========        ========
Risk-adjusted total assets
 (including off-balance-sheet
   exposures) ..................      $ 42,949        $ 60,795        $ 54,373
                                      ========        ========        ========

Tier I risk-based capital ratio          16.34%          11.18%          16.23%
Total (Tier I and II) risk-based
  capital ratio ................         17.59%          12.44%          17.48%
Tier I leverage ratio ..........          7.39%           5.08%           7.67%



Regulatory Matters

   In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Its most recent notification from its regulators dated January 13, 2001, indicates that it is "partially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

Recent Accounting Pronouncements

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. On April 1, 2000, the Company adopted SFAS No. 133. Concurrent with the adoption, the Company reclassified approximately $6.1 million of investment securities from held-to-maturity to available-for-sale. Subsequent to the reclassification, the Company transferred approximately $9.5 million of investment securities from available-for-sale to trading. In June 2000, the Company recorded a loss on the sale of these securities of $127,000. The Company does not have any derivative instruments at December 31, 2000. Based upon the Company not using derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have any continuing impact on earnings or the financial position of the Company.


          ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Consolidated Financial Statements attached hereto as Exhibits.


         ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III

      ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors of the Registrant and Bank
         ------------------------------------


                         PRINCIPAL OCCUPATION AND          YEAR FIRST              TERM
NAME           AGE       OTHER DIRECTORSHIPS             BECAME DIRECTOR        WILL EXPIRE
----           ---       -------------------             ---------------        -----------


James F. Bodine   79     Retired as Managing Partne           1993               2002
                         Urban Affairs Partnership
                         Philadelphia, Pennsylvania

S. Amos Brackeen  82     Founder and Pastor,                  1993               2003
                         Philippian Baptist Church of
                         Philadelphia, Pennsylvania

Kemel G. Dawkins  77     President, Kemrodco                  1993               2001
                         Development and
                         Construction Company, Inc.,
                         President, Kem-Her
                         Construction Company Inc.
                         Philadelphia, Pennsylvania





                                   PRINCIPAL OCCUPATION AND          YEAR FIRST              TERM
NAME                     AGE       OTHER DIRECTORSHIPS             BECAME DIRECTOR        WILL EXPIRE
----                     ---       -------------------             ---------------        -----------


L. Armstead Edwards      58        Treasurer,                          1993                    2004
                                   United Bancshares, Inc.
                                   Owner and President,
                                   P.A.Z., Inc.
                                   Philadelphia, Pennsylvania

Marionette Y. Frazier    56        Partner,                            1996                    2004
                                   John Frazier, Inc.
                                   Philadelphia, Pennsylvania

William C. Green         76        Co-founder, Ivy Leaf                1993                    2002
                                   Middle School
                                   Philadelphia, Pennsylvania

Angela M. Huggins        61        President and CEO                   1993                    2001
                                   RMS Technologies
                                   Inc. Foundation

William B. Moore         58        Secretary,                          1993                    2003
                                   United Bancshares, Inc.
                                   Pastor, Tenth Memorial
                                   Baptist Church
                                   Philadelphia, Pennsylvania

Evelyn F. Smalls         55        President and CEO of Registrant     2000                    2002
                                   and United Bank of Philadelphia

Ernest L. Wright         72        Founder, President and              1993                    2004
                                   CEO of Ernest L. Wright
                                   Construction Company
                                   Philadelphia, Pennsylvania


     (b) Executive Officers of Registrant and Bank
         -----------------------------------------


Name                        Age        Office
----                        ---        ------

Evelyn F. Smalls            55         President and Chief Executive Officer

Brenda M. Hudson-Nelson     39         Senior Vice President/Chief Financial Officer

James F. Bodine             79         Co-Chairman, Board of Directors

L. Armstead Edwards         58         Co-Chairman, Board of Directors

William B. Moore            58         Secretary

Marionette Y. Frazier       56         Assistant Secretary

Angela M. Huggins           61         Treasurer


     (c) Family Relationships.
         --------------------

   There are no family relationships between any director, executive officer or person nominated or chosen by the Bank to become a director or executive officer.


     (d) Other
         -----

   There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


                        ITEM 11 -- EXECUTIVE COMPENSATION

                               COMPENSATION TABLE

NAME OF
INDIVIDUAL OR
NUMBER                      CAPACITIES IN
IN GROUP                    WHICH SERVED
--------                    ------------
                                                     2000 SALARY     2000 BONUS      2000 OPTIONS      SERP
                                                     -----------     ----------      ------------      ----
Evelyn F. Smalls            President                  $118,921       $ --             $ --           $ --
                            Chief Executive Officer

Brenda M. Hudson-Nelson     Senior Vice President      $ 96,445       $ --             $ --           $ --
                            Chief Financial Officer

   In June 2000, the Bank entered two-year employment agreements with its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits. The agreements expire in 2002 and provide for guaranteed minimum annual compensation of $141,000 and $101,000, respectively, over the term of the contracts. The Bank made no stock-based compensation awards to any employee during 2000.


                 Report of Compensation Committee on the Named
                    Executive Officers' Annual Compensation
             ------------------------------------------------------

   The Executive Committee of the Bank's Board of Directors acts as the Bank's Board of Directors Compensation Committee (the "Bank Compensation Committee") which is composed entirely of independent outside directors. The Bank Compensation Committee is responsible for setting and administering the Bank's compensation policies, including those which govern salary and the bonus program applicable to the Bank's named executive officers Ms. Smalls and Ms. Hudson-Nelson (hereinafter some times referred to as "Named Executive Officers").

                          COMPENSATION COMMITTEE REPORT

Executive Compensation Policy Principles

   The Bank's Compensation policy is also designed to (i) retain and attract qualified key executives essential to the long-term success of the Bank and UBS;
(ii) reward such executives for consistent successful management of the Bank and enhancement of shareholder value; and (iii) create a performance-oriented environment that rewards performance not only with respect to the Bank's goals but also the Bank's performance in relation to comparable industry performance levels.

   The Bank's Compensation Committee annually considers the Bank's economic performance in terms of its asset diversification and quality, expense levels, net income, capital accumulation and retention, return on equity and other relevant criteria used in the financial services industry and seeks to relate those considerations to the Bank's performance and each executive's performance of her/his duties.

   The Bank's executive compensation program, established by the Bank Compensation Committee, is based on the belief that each executive officer's compensation should bear a relationship to the business success of the Bank and thus UBS, the value of the UBS's stock and any significant accomplishments by the executive officer.

Elements of Executive Compensation Program

   The Bank's total compensation program for its executive officers currently consists of base salary, a fringe benefit package, and an opportunity, depending on the Bank's annual earnings and other economic criteria, to obtain a cash bonus and options to purchase UBS stock at the market price or a premium above the market price determined by the Compensation Committee when such options are awarded.

Salary Compensation and Fringe Benefits

   The salary compensation is competitive in the light of the Bank's past performance and present position in relationship to the other similar size banks in the Delaware Valley and is combined with a fringe benefit package available to the executive officers and other employees designed to retain and attract experienced banking personnel. Each officer's salary is reviewed annually based on that person's level of management responsibility at the Bank and performance of duties.

No Bonus Awards

   The Bank's officers, including the Named Executive Officers, have an opportunity to be awarded a cash bonus based in large measure on the economic performance of the Bank on an annual basis and each individual officer's accomplishment of her/his designated responsibilities and goals. No bonuses were paid to the Named Executive Officers, because of the Bank's negative earnings performance in the year 2000 and the reduction which occurred in the Bank's capital. Nevertheless, the Bank Compensation Committee particularly noted that the Named Executive Officers were only recently named to their positions and have made great strides to implementing compliance with the terms of the Written Agreement with the Bank's regulators and guiding the Bank to a return to profitable operations.

Executive Compensation Decisions for 2000

   The Bank Compensation Committee evaluated the Bank's business performance for the year 2000 and determined, based on such performance and the criteria outlined above, determined that salary increases provide in the employment agreements of the named executive officers were merited.

   Based on the Bank's 2000 business performance, the Compensation Committee determined that neither bonuses nor stock options should be granted to the Named Executive Officers or other key officers at this time.

Factors and Criteria on which President's Compensation Was Based in 2000

   The Bank Compensation Committee meets annually, without President Smalls being present, to evaluate her business performance and review her compensation package. The Bank Compensation Committee reports on that evaluation to the independent directors of the Board.

   Ms. Smalls is eligible to participate in all executive compensation programs available to all other executives.

   As indicated in the foregoing discussion concerning the principles upon which the Bank's compensation policy is based, the Bank's economic performance and the performance by Ms. Smalls of her duties as President are the essential elements upon which the 2000 compensation was based. Also considered by the Bank Compensation Committee was significant change in the Bank's management and the progress that the Bank has made in recent months to develop fundamental profitable operations.

   In establishing Ms. Smalls' 2000 annual compensation, the primary economic performance criteria which the Bank Compensation Committee considered were the Bank's annual earnings, and the adequacy of the Bank's regulatory capital ratios. The Committee also considered that the Bank reduced its problem loans and nonperforming assets and successfully managed its overhead expense and staff.

     In accordance with the criteria described above, the Bank Compensation Committee determined that, based on the Bank's earnings performance and its other accomplishments in 2000, Ms. Smalls earned the salary specified in her employment agreement.

The Compensation Committee

     The Bank's Compensation Committees is composed of the following members:
James F. Bodine, L. Armstead Edwards, William B. Moore, Marionette Y. Frazier, and Angela M. Huggins who endorse this report.

                              Respectfully submitted:

                              James F. Bodine, Co-chairman
                              L. Armstead Edwards, Co-chairman


     Directors of the Bank are compensated for each meeting attended in the amount of three hundred dollars fifty ($350) per Board meeting attended and one hundred fifty dollars ($150) for each committee meeting attended. Directors who are also salaried officers of the Bank receive no remuneration for their services as Directors. During the year ended December 31, 2000, the Bank paid Directors' fees to its "non-interested" Directors totaling $47,250. UBS has paid no director fees since its inception.

   One hundred thousand shares of the Bank's Common Stock are subject to a Long Term Incentive Compensation Plan (the "Plan") under which options to purchase the Bank's Common Stock may be granted to key employees of a price not less than the fair market value thereof at the date of the grant ("Options"), and Common Stock may be awarded as Restricted Stock, subject for a period of time to substantial risk of forfeiture and restrictions on disposition as determined by the Compensation Committee as of the date of the grant ("Restricted Stock"). Pursuant to the Plan, options are granted in tandem with Stock Appreciation Rights ("SARs") allowing the holder of an Option to surrender the Option and receive an amount equal to the appreciation in market value of a fixed number of shares of Common Stock from the date of the grant of the Option. SARs may be payable in Common Stock or cash or a combination of both. The Plan also allows the Compensation Committee to grant Performance Shares, which are contingent rights to receive, when certain performance criteria have been attained, amounts of Common Stock and cash determined by the Compensation Committee for such an award. Such rights are subject to forfeiture or reduction if performance goals specified are not met during the performance period. No such options, restricted stock or SARs were granted for 2000 performance.

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


    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   SHAREHOLDERS OWNING IN EXCESS OF FIVE PERCENT OF REGISTRANT'S COMMON STOCK

                                                             PERCENTAGE OF
NAME AND ADDRESSES               AMOUNT AND NATURE OF         OUTSTANDING
 OF SHAREHOLDERS                 BENEFICIAL OWNERSHIP     COMMON STOCK OWNED
------------------              ----------------------    -------------------

First Union Corporation                241,666           21.98% (50,000 or 4.54%
Broad and Chestnut Streets                               are voting shares)
Philadelphia, Pennsylvania 19101

Philadelphia Municipal                  71,667           6.52%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102

                DIRECTORS AND EXECUTIVE OFFICERS OF THE BANK AND
                    UBS SHARES OF REGISTRANT'S COMMON STOCK

                                  AMOUNT                 PERCENTAGE OF
NAME                         BENEFICIALLY OWNED       OUTSTANDING SHARES
----                         ------------------       ------------------
James F. Bodine                 44,333                    4.030%
S. Amos Brackeen                 5,000                    0.450
Kemel G. Dawkins                20,150                    1.830
L. Armstead Edwards             12,917                    1.170
Marionette Y. Frazier           14,500                    1.320
William C. Green (2)            18,583                    1.690
Angela M. Huggins                8,368                    0.760
William B. Moore                 1,417                    0.130
Evelyn F. Smalls (1)                50                    0.005
Ernest L. Wright                 7,084                    0.640
                               -------                   ------
      TOTAL                    132,402                   12.040%
                               =======                   ======

      Each of these officers and directors are officers and directors of the Registrant.

(1) The President and Chief Executive Officer, currently Evelyn F. Smalls, also acts as Trustee of a voting trust agreement pursuant to which Fahnstock, Inc deposited 5,209 shares of Common Stock of UBS with United Bank of Philadelphia, as Trustee, to be voted by the current president and chief executive officer pursuant to the terms of the Voting Trust. The term of the Voting Trust is ten years.

     The President and Chief Executive Officer, currently Evelyn Smalls, acts as Trustee of a voting trust agreement pursuant to which NationsBank Corporation deposited 33,500 shares of Common Stock of UBS with United Bank of Philadelphia as Trustee, to be voted by the current President and Chief Executive Officer pursuant to the terms of the Voting Trust. The term of the Voting Trust is ten years.

(2)  Owned jointly with Liller B. Green, his wife.


            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Some of the directors and executive officer of the Bank and the Companies with which they are associated were customers of and had banking transactions with the Bank in the ordinary course of its business during the year 2000. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Bank management, the loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

                                     PART IV


  ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements: December 31, 2000 and 1999

          Report of Independent Certified Public Accountants, March 21, 2001

          Consolidated Balance Sheets at December 31, 2000 and 1999.

          Consolidated Statements of Operations for the three years ended December 31, 2000.

          Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000.

          Consolidated Statements of Cash Flows for the three years ended December 31, 2000.

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

   3(i) Articles of Incorporation (Incorporated by reference to Registrant's 1997 Form 10-K).

   3(ii)  Bylaws (Incorporated by reference to Registrant's 1997 Form 10-K).

   9.l Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant's 1997 Form 10-K).

   9.2 Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant's 1997 Form 10-K).

   10(a) Lease Agreements between the Bank and various landlords. (Incorporated by reference to Registrant's 1999 Form 10-K).

   10(b)  Employment contract between the Bank and Evelyn F. Smalls

   10(c)  Employment contract between the Bank and Brenda M. Hudson-Nelson

   11.    Statement of Computation of Earnings Per Share.  Included at
          Item 8 hereof.

   12.    Statement of Computation of Ratios.  Included at Item 8 hereof.


(b) No reports on Form 8-K have been filed during the last quarter covered by this report.

(c)  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED BANCSHARES, INC.                                     DATE


/s/  Evelyn F. Smalls                                       March 28, 2001
----------------------------------------------------        -----------------
Evelyn F. Smalls, President & CEO, Director


/s/  Brenda M. Hudson-Nelson                                March 28, 2001
----------------------------------------------------        -----------------
Brenda M. Hudson-Nelson, SVP, CFO


/s/  James F. Bodine                                        March 28, 2001
----------------------------------------------------        -----------------
James F. Bodine, Director


/s/  S. Amos Brackeen                                       March 28, 2001
----------------------------------------------------        -----------------
S. Amos Brackeen, Director


/s/  Kemel G. Dawkins                                       March 28, 2001
----------------------------------------------------        -----------------
Kemel G. Dawkins, Director


/s/  L. Armstead Edwards                                    March 28, 2001
----------------------------------------------------        -----------------
L. Armstead Edwards, Director


/s/  Marionette Y. Frazier                                  March 28, 2001
----------------------------------------------------        -----------------
Marionette Y. Frazier, Assistant Secretary, Director


/s/  William C. Green                                       March 28, 2001
----------------------------------------------------        -----------------
William C. Green, Director


/s/  Angela M. Huggins                                      March 28, 2001
----------------------------------------------------        -----------------
Angela M. Huggins, Treasurer, Director


/s/  William B. Moore                                       March 28, 2001
----------------------------------------------------        -----------------
William B. Moore, Secretary, Director


/s/  Ernest L. Wright                                       March 28, 2001
----------------------------------------------------        -----------------
Ernest L. Wright, Director

Shareholders and Board of Directors
United Bancshares, Inc. and Subsidiary


   We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in note 15 to the financial statements, the Bank entered into a written agreement with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking dated February 23, 2000. Management's plans in regard to this matter are described in note 15.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






Philadelphia, Pennsylvania
March 21, 2001

                     United Bancshares, Inc. and Subsidiary


                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                     ----------------------------------
Assets                                                                                    2000                  1999
------                                                                                    ----                  ----

Cash and due from banks ........................................................      $   5,328,384       $   9,396,669
Interest-bearing deposits with banks ...........................................            245,496             365,547
Federal funds sold .............................................................            720,000           7,158,000
                                                                                      -------------       -------------
          Cash and cash equivalents ............................................          6,293,880          16,920,216

Investment securities:
    Available-for-sale, at market value ........................................         11,426,544          19,129,535
    Held-to-maturity, at amortized cost (market value of $23,555,339
       and $31,470,822 in 2000 and 1999, respectively) .........................         23,587,092          32,303,774
Loans, net of unearned discount of $176,915 and $225,302 in 2000
    and 1999, respectively .....................................................         45,305,468          61,010,995
Less allowance for loan losses .................................................           (562,174)         (1,566,642)
                                                                                      -------------       -------------
          Net loans ............................................................         44,743,294          59,444,353

Bank premises and equipment, net ...............................................          3,457,518           3,825,321
Accrued interest receivable ....................................................          1,158,485           1,221,679
Foreclosed real estate .........................................................             50,000             397,641
Intangible assets ..............................................................          2,297,674           2,428,524
Prepaid expenses and other assets ..............................................            518,721           1,578,036
                                                                                      -------------       -------------
          Total assets .........................................................      $  93,533,208       $ 137,249,079
                                                                                      =============       =============

Liabilities and Shareholders' Equity

Liabilities:
    Demand deposits, noninterest-bearing .......................................      $  20,386,652       $  26,206,218
    Demand deposits, interest-bearing ..........................................         15,942,933          29,119,779
    Savings deposits ...........................................................         25,355,811          33,342,400
    Time deposits, under $100,000 ..............................................         12,489,281          23,464,035
    Time deposits, $100,000 and over ...........................................          9,063,433          12,633,964
                                                                                      -------------       -------------
                                                                                         83,238,110         124,766,396
    Obligations under capital leases ...........................................               --             1,444,607
    Accrued interest payable ...................................................            230,357             600,546
    Accrued expenses and other liabilities .....................................            715,232           1,410,215
                                                                                      -------------       -------------
          Total liabilities ....................................................         84,183,699         128,221,764
                                                                                      -------------       -------------
Shareholders' equity:
    Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 143,150 issued and outstanding
       in 2000 and 1999 ........................................................              1,432               1,432
    Common stock, $0.01 par value; 2,000,000 shares authorized;
       1,099,421 and 1,028,753 issued and outstanding in 2000 and
       1999, respectively ......................................................             10,994              10,288
    Additional paid-in-capital .................................................         14,717,484          13,870,169
    Accumulated deficit ........................................................         (5,413,111)         (4,658,391)
    Accumulated other comprehensive income (loss) ..............................             32,710            (196,183)
                                                                                      -------------       -------------
          Total shareholders' equity ...........................................          9,349,509           9,027,315
                                                                                      -------------       -------------
                                                                                      $  93,533,208       $ 137,249,079
                                                                                      =============       =============



The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year ended December 31,
                                                                     -------------------------------------------------
                                                                          2000              1999              1998
                                                                      ------------      ------------      ------------

Interest income:
    Interest and fees on loans...................................     $ 4,655,329        $ 5,589,589       $ 6,270,323
    Interest on investment securities............................       3,150,160          1,812,983         1,275,542
    Interest on federal funds sold...............................         339,348            680,715           688,285
    Interest on time deposits with other banks...................           8,469             24,834            26,329
                                                                      -----------        -----------       -----------
          Total interest income..................................       8,153,306          8,108,121         8,260,479
                                                                      -----------        -----------       -----------

Interest expense:
    Interest on time deposits....................................       1,387,091          1,695,078         1,898,967
    Interest on demand deposits..................................         602,194            568,903           619,921
    Interest on savings deposits.................................         496,764            440,002           427,682
    Interest on borrowed funds...................................         252,515            140,075            73,265
                                                                      -----------        -----------       -----------
          Total interest expense.................................       2,738,564          2,844,058         3,019,835
                                                                      -----------        -----------       -----------
          Net interest income....................................       5,414,742          5,264,063         5,240,644
Provision for loan losses........................................         565,000          1,007,003           350,500
                                                                      -----------        -----------       -----------
          Net interest income after provision for loan losses....       4,849,742          4,257,060         4,890,144
                                                                      -----------        -----------       -----------
Noninterest income:
    Gain on sale of loans........................................          18,931             43,856           201,664
    Customer service fees........................................       2,617,845          2,031,245         1,457,508
    Gain (loss) on sale of investments...........................        (200,070)               --              1,201
    Gain on sale of fixed assets.................................         329,237                --                --
    Other income.................................................         430,991            151,303           155,663
                                                                      -----------        -----------       -----------
          Total noninterest income...............................       3,196,934          2,226,404         1,816,036
                                                                       ----------         ----------        ----------
Noninterest expense:
    Salaries, wages and employee benefits........................       3,075,523          2,962,500         2,555,774
    Occupancy and equipment......................................       1,790,356          1,437,775         1,275,902
    Office operations and supplies...............................         777,112            715,207           525,771
    Marketing and public relations...............................         158,698            304,537           221,348
    Professional services........................................         544,083            393,607           232,793
    Data processing..............................................         971,503            863,208           868,665
    Deposit insurance assessments................................         169,102            104,991            82,389
    Other operating..............................................       1,315,019            931,861           933,605
                                                                      -----------        -----------       -----------
          Total noninterest expense..............................       8,801,396          7,713,686         6,696,247
                                                                      -----------        -----------       -----------
          Net income (loss)......................................     $  (754,720)       $(1,230,222)      $     9,933
                                                                      ===========        ===========       ===========
Net income (loss) per common share--basic and diluted.............    $     (0.72)       $     (1.24)      $      0.01
                                                                      ===========        ===========       ===========
Weighted average number of common shares.........................       1,049,166            995,699           845,902
                                                                      ===========        ===========       ===========


The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)

                  Years ended December 31, 2000, 1999 and 1998




                               SERIES A                                                       ACCUMULATED     TOTAL
                           PREFERRED STOCK        COMMON STOCK      ADDITIONAL                  OTHER         SHARE-
                           ---------------        ------------       PAID-IN    ACCUMULATED  COMPREHENSIVE   HOLDERS'  COMPREHENSIVE
                           SHARES   AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT     INCOME (LOSS)    EQUITY   INCOME (LOSS)
                           ------   ------     ------     ------     -------     -------     -------------    ------   -------------

Balance at
January 1, 1998 ........... 93,150   $  932     823,695   $ 8,236   $10,425,626  $(3,438,102)   $  62,163  $ 7,058,855
 Proceeds from issuance of
    preferred stock ....... 39,849      398        --        --         796,582         --           --        796,980
 Proceeds from issuance of
    common stock ..........   --       --        89,795       898     1,064,025         --           --      1,064,923
 Unrealized losses on
    investment securities .   --       --          --        --            --           --        (26,375)     (26,375) $   (26,375)
 Net income ...............   --       --          --        --            --          9,933         --          9,933        9,933
                           -------   ------   ---------   -------   -----------  -----------    ---------  -----------  -----------

Balance at
December 31, 1998..........132,999    1,330     913,490     9,134    12,286,233   (3,428,169)      35,788    8,904,316  $   (16,442)
                                                                                                                        ============
 Proceeds from issuance of
    preferred stock ....... 10,151      102                             202,918                                203,020
 Proceeds from issuance of
    common stock ..........                     115,263     1,154     1,381,018                              1,382,172
 Unrealized losses on
    investment securities .   --       --          --        --            --                    (231,971) $  (231,971)
 Net loss .................   --       --          --        --            --     (1,230,222)        --     (1,230,222)  (1,230,222)
                           -------   ------   ---------   -------   -----------  -----------    ---------  -----------  -----------
Balance at
December 31, 1999..........143,150    1,432   1,028,753    10,288    13,870,169   (4,658,391)    (196,183)   9,027,315  $(1,462,193)
                                                                                                                        ===========
 Proceeds from issuance of
    common stock ..........   --       --        70,668       706       847,315         --           --        848,021
 Unrealized gains on
    investment securities .   --       --          --        --            --           --        228,893      228,893  $   228,893
 Net loss .................   --       --          --        --            --       (754,720)        --       (754,720)    (754,720)
                           -------   ------   ---------   -------   -----------  -----------    ---------  -----------  -----------
Balance at
December 31, 2000..........143,150   $1,432   1,099,421   $10,994   $14,717,484  $(5,413,111)   $  32,710  $ 9,349,509  $  (525,827)
                           =======   ======   =========   =======   ===========  ===========    =========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year ended December 31,
                                                                        --------------------------------------------------
                                                                            2000              1999                1998
                                                                        ------------       ------------       ------------

Cash flows from operating activities:
    Net income (loss) ............................................      $   (754,720)      $ (1,230,222)      $      9,933
    Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
       Provision for loan losses .................................           565,000          1,007,003            350,500
       Gain on sale of loans .....................................           (18,931)           (43,856)          (201,664)
       Gain on sale of fixed assets ..............................          (329,237)              --                 --
       Loss on sale of investment securities .....................           200,070               --               (1,201)
       Depreciation and amortization .............................           959,158            677,452            584,744
       (Increase) decrease in accrued interest receivable and
          other assets ...........................................         1,470,150            410,561         (1,345,070)
       (Decrease) increase in accrued interest payable and
          other liabilities ......................................        (1,065,172)          (435,256)         1,402,385
                                                                        ------------       ------------       ------------
          Net cash provided by operating activities ..............         1,026,318            385,682            799,627
                                                                        ------------       ------------       ------------
Cash flows from investing activities:
    Purchase of available-for-sale investments ...................        (1,737,678)       (14,688,776)       (11,708,818)
    Purchase of held-to-maturity investments .....................        (2,636,746)       (48,678,917)       (33,748,996)
    Proceeds from maturity and principal reductions of
       available-for-sale investments ............................           951,885          3,377,145         11,058,766
    Proceeds from maturity and principal reductions of
       held-to-maturity investments ..............................           982,708         51,501,203          9,429,511
    Proceeds from sale of investments  available-for-sale ........        18,888,327               --                 --
    Net proceeds from branch acquisitions ........................              --           27,694,690               --
    Proceeds from sale of student loans ..........................         2,574,775          2,975,360         12,846,705
    Proceeds from sale of deposits to other financial institutions        (6,544,666)              --                 --
    Net decrease (increase) in loans .............................        11,580,215         15,870,049          8,276,373
    Purchase of automobile loans .................................              --          (21,982,333)        (4,848,864)
    Purchase of premises and equipment ...........................        (1,566,672)        (1,429,324)          (203,413)
                                                                        ------------       ------------       ------------
          Net cash (used in) provided by investing activities ....        22,492,148         14,639,097         (8,898,736)
                                                                        ------------       ------------       ------------
Cash flows from financing activities:
    Net increase (decrease) in deposits ..........................       (34,983,620)       (14,463,843)         9,636,339
    Repayments on long-term debt .................................            (9,203)           (11,191)           (32,497)
    Reverse repurchase agreement .................................              --           (1,557,755)           216,702
    Net proceeds from issuance of common stock ...................           848,021          1,382,172          1,064,923
    Net proceeds from issuance of preferred stock ................              --              203,020            796,980
                                                                        ------------       ------------       ------------
          Net cash provided by (used in) financing activities ....       (34,144,802)       (14,447,597)        11,682,447
                                                                        ------------       ------------       ------------
          Net increase (decrease) in cash and cash equivalents ...       (10,626,336)           577,182          3,583,338
Cash and cash equivalents at beginning of year ...................        16,920,216         16,343,034         12,759,696
                                                                        ------------       ------------       ------------
Cash and cash equivalents at end of year .........................      $  6,293,880       $ 16,920,216       $ 16,343,034
                                                                        ============       ============       ============
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest .......................      $  3,108,753       $  2,780,355       $  2,960,086
                                                                        ============       ============       ============



The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 2000, 1999, and 1998



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

   Securities Held-to-Maturity

   Bonds, notes, and debentures for which the Bank has both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

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




                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                  Years ended December 31, 2000, 1999, and 1998




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

   Allowance for Loan Losses

   The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Under SFAS No. 114, the allowance for loan losses related to "impaired loans" is based on the discounted cash flows using the impaired loans' initial effective interest rate as the discount rate, or the fair value of the collateral for collateral-dependent loans. A loan is impaired when it meets the criteria to be placed on nonaccrual status. Loans which are evaluated for impairment pursuant to SFAS No. 114 are assessed on a loan-by-loan basis and include only commercial nonaccrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, residential mortgages, and other student loans, are evaluated collectively for impairment.

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



                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Income Taxes

   The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Income (Loss) Per Share

   The Company follows the provisions of SFAS No. 128, which eliminates primary and fully diluted earnings per share (EPS) and requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                  Years ended December 31, 2000, 1999, and 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting are recognized in current year earnings. SFAS No. 133 is required for all fiscal quarters or fiscal years beginning after June 15, 2000. On April 1, 2000, the Company adopted SFAS No. 133. Concurrent with the adoption, the Company reclassified approximately $6.1 million of investment securities from held-to-maturity to available-for-sale. Subsequent to the reclassification, the Company transferred approximately $9.5 million of investment securities from available-for-sale to trading. In June 2000, the Company recorded a loss on the sale of these securities of $127,000.

   Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," (SFAS No. 119) requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2000 or 1999.

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

   Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation. The Treasury Yield Curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum.

   Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.


                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   Management's Use of Estimates

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Segments

   SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

   The Company has one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

   Reclassifications

   Certain reclassifications have been made to the prior years financial statements to conform to the 2000 presentation.




                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                  Years ended December 31, 2000, 1999, and 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Organizational Costs

   On January 1, 1999, the Bank adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on Costs of Start-Up Activities" which requires that costs of start-up activities, as defined, including organizational costs, be expensed as incurred. The adoption of SOP 98-5 had no material impact on the Bank's financial statements.

   Comprehensive Income

   On January 1, 1998, the Bank adopted SFAS No. 130, which establishes new standards for reporting comprehensive income which includes net income as well as certain other items which result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130. The income tax effects allocated to comprehensive income (loss) is as follows:

                                                  DECEMBER 31, 2000
                                        --------------------------------------
                                                                      NET OF
                                        BEFORE TAX         TAX         TAX
                                          AMOUNT         EXPENSE      AMOUNT
                                          ------         -------      ------
Unrealized gains on securities
  Unrealized holding gains
    arising during period                 $543,166      $180,826     $362,340
  Less reclassification adjustment
    for losses realized in net income     (200,070)      (66,623)    (133,447)
                                          --------      --------     --------
  Other comprehensive loss, net           $343,096      $114,203     $228,893
                                          ========      ========     ========


                                                   DECEMBER 31, 1999
                                        --------------------------------------
                                                                      NET OF
                                        BEFORE TAX         TAX         TAX
                                          AMOUNT         BENEFIT      AMOUNT
                                          ------         -------      ------
Unrealized losses on securities
  Unrealized holding losses
   arising during period                $(348,498)     $(116,527)    $(231,971)
  Less reclassification adjustment
   for losses realized in net income         --             --            --
                                        ---------      ---------     ---------
  Other comprehensive loss, net         $(348,498)     $(116,527)    $(231,971)
                                        =========      =========     =========

                     United Bancshares, Inc. and Subsidiary

                  Years ended December 31, 2000, 1999, and 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                   DECEMBER 31, 1998
                                        --------------------------------------
                                                                      NET OF
                                        BEFORE TAX         TAX         TAX
                                          AMOUNT         BENEFIT      AMOUNT
                                          ------         -------      ------
Unrealized losses on securities
  Unrealized holding losses
    arising during period                 $(39,462)     $(12,282)    $(27,180)
  Less reclassification adjustment
    for gains realized in net income         1,201           396          805
                                          --------      --------     --------
  Other comprehensive loss, net           $(38,261)     $(11,886)    $(26,375)
                                          ========      ========     ========


2. CASH AND DUE FROM BANK BALANCES

   The Bank maintains various deposit accounts with other banks to meet normal funds transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2000.

3. INVESTMENTS

   The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2000 and 1999 are as follows:


                                                               2000
                                     ---------------------------------------------------------
                                                       GROSS          GROSS
                                      AMORTIZED      UNREALIZED     UNREALIZED      MARKET
                                        COST           GAINS          LOSSES         VALUE
                                        ----           -----          ------         -----
Available-for-sale:
    Other Government securities      $ 5,475,732      $26,629       $   --         $ 5,502,361
    Mortgage-backed securities         5,395,957       22,192           --           5,418,149
                                     -----------      -------       --------       -----------
    Total debt securities .....       10,871,689       48,821           --          10,920,510
    Investments in mutual funds          100,084         --             --             100,084
    Other investments .........          405,950         --             --             405,950
                                     -----------      -------       --------       -----------
                                     $11,377,723      $48,821       $   --         $11,426,544
                                     ===========      =======       ========       ===========

Held-to-maturity:
    Other Government securities      $15,260,048      $  --         $(20,454)      $15,239,594
    Mortgage-backed securities         8,327,044         --          (11,299)        8,315,745
                                     -----------      -------       --------       -----------
                                     $23,587,092      $  --         $(31,753)      $23,555,339
                                     ===========      =======       ========       ===========




                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




3.  INVESTMENTS - Continued


                                                                               1999
                                              --------------------------------------------------------------------
                                                                    GROSS             GROSS
                                               AMORTIZED          UNREALIZED        UNREALIZED           MARKET
                                                 COST               GAINS             LOSSES              VALUE
                                                 ----               -----             ------              -----
Available-for-sale:
  Other Government securities                 $ 11,255,096      $       --         $   (207,335)      $ 11,047,761
  Mortgage-backed securities                     7,668,672              --              (86,940)         7,581,732
                                              ------------      ------------       ------------       ------------
  Total debt securities                         18,923,768              --             (294,275)        18,629,493
  Investments in mutual funds                       94,092              --                 --               94,092
  Other investments                                405,950              --                 --              405,950
                                              ------------      ------------       ------------       ------------
                                              $ 19,423,810      $       --         $   (294,275)      $ 19,129,535
                                              ============      ============       ============       ============

                                                                               1999
                                              --------------------------------------------------------------------
                                                                    GROSS             GROSS
                                               AMORTIZED          UNREALIZED        UNREALIZED           MARKET
                                                 COST               GAINS             LOSSES              VALUE
                                                 ----               -----             ------              -----
Held-to-maturity:
  Other Government securities                 $ 17,556,702      $       --         $   (506,631)      $ 17,050,071
  Mortgage-backed securities                    14,747,072              --             (326,321)        14,420,751
                                              ------------      ------------       ------------       ------------
                                              $ 32,303,774      $       --         $   (832,952)      $ 31,470,822
                                              ============      ============       ============       ============


     Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2000 were as follows. Expected maturities may differ from contractual maturities.

                                                      Amortized      Market
                                                        cost          value
                                                        ----          -----
  Available-for-sale:
       Due after one month through three years ...  $ 1,999,625   $ 1,990,375
       Due after three year through five years ...    1,000,000       997,623
       Due after five years through fifteen years     2,476,107     2,514,363
       Mortgage-backed securities ................    5,395,957     5,418,149
                                                    -----------   -----------
       Total debt securities .....................   10,871,689    10,920,510
       Investments in mutual funds ...............      100,084       100,084
       Other investments .........................      405,950       405,950
                                                    -----------   -----------
                                                    $11,377,723   $11,426,544
                                                    ===========   ===========




                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




3.  INVESTMENTS - Continued

                                                     Amortized       Market
                                                       cost           value
                                                       ----           -----

   Held-to-maturity:
     Due in one month through three years ......   $ 3,750,000     $ 3,733,380
     Due after three years through five years ..     5,677,543       5,644,223
     Due after five years through fifteen years      5,832,505       5,861,991
     Mortgage-backed securities ................     8,327,044       8,315,745
                                                   -----------     -----------
                                                   $23,587,092     $23,555,339
                                                   ===========     ===========

   The Bank recorded a loss of $200,070 on the sale of investments during the year ended December 31, 2000. There were no investments sold during 1999. The Bank recorded a gain on the sale of investments during 1998 of $1,201.

   As of December 31, 2000 and 1999, investment securities with a book value of $12,930,953 and $9,964,172, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.


4. LOANS AND ALLOWANCE FOR LOAN LOSSES

   The composition of the net loans is as follows:

    Assets                                     2000             1999
    ------                                     ----             ----
    Commercial and industrial ..........    $11,429,356       $13,664,212
    Commercial real estate .............        651,969         1,288,232
    Residential mortgages ..............     22,316,280        26,236,947
    Consumer loans .....................     10,907,863        19,821,604
                                            -----------       -----------
       Total loans ......................    45,305,468        61,010,995
    Less allowance for loan losses ......      (562,174)       (1,566,642)
                                            -----------       -----------
       Net loans.........................   $44,743,294       $59,444,353
                                            ===========       ===========

   As of December 31, 2000 and 1999, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of approximately $1,463,900 and $1,442,600, respectively. During 2000 and 1999, new loans to such related parties amounted to $86,800 and $429,000 and repayments amounted to $65,500 and $126,700, respectively. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other nonrelated party transactions.

   Nonaccrual loans totaled approximately $453,000 and $2,027,000 as of December 31, 2000 and 1999, respectively.

   At December 31, 2000 and 1999, unamortized deferred fees and costs totaled $111,413 and $151,645, respectively.

                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




4.  LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

   Loans having a carrying value of $50,000 and $406,400 were transferred to foreclosed real estate in 2000 and 1999, respectively.

   Changes in the allowance for possible loan losses are as follows:

                                    2000              1999           1998
                                    ----              ----           ----

   Balance, beginning of year    $ 1,566,642      $   679,557     $   468,806
   Provision ................        565,000        1,007,003         350,500
   Charge-offs ..............     (1,720,755)        (387,480)       (180,727)
   Recoveries ...............        151,287          267,562          40,978
                                 -----------      -----------     -----------
   Balance, end of year .....    $   562,174      $ 1,566,642     $   679,557
                                 ===========      ===========     ===========

   At December 31, 2000, there were no loans considered to be impaired under SFAS No. 114. At December 31, 1999, the recorded investment in loans that were on a nonaccrual basis and were considered to be impaired under SFAS No. 114 was $844,300, respectively. At December 31, 1999, the related allowance for loan losses was $674,100, respectively. The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $844,300. For the years ended December 31, 1999 and 1998, the Bank recognized interest income on those impaired loans of $9,100 and $36,800, respectively.

   The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. During 2000, approximately 38% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.


5. BANK PREMISES AND EQUIPMENT

   The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                Estimated
                                                useful life          2000              1999
                                                -------------        ----              ----

     Buildings and leasehold improvements       10-15 years      $ 3,506,388      $ 3,654,194
     Furniture and equipment...........          3- 7 years        3,100,810        2,710,371
                                                                 -----------      -----------
                                                                   6,607,198        6,364,565
     Less accumulated depreciation.....                           (3,149,680)      (2,539,244)
                                                                 -----------       ----------
                                                                 $ 3,457,518      $ 3,825,321
                                                                 ===========      ===========




                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




5. BANK PREMISES AND EQUIPMENT - Continued

   In October 2000, the Bank purchased the building that houses its corporate headquarters from a former officer in conjunction with the settlement of a legal matter for approximately $1.4 million. Before its purchase, the Bank leased this building from this officer under a non-cancelable capital lease. At December 31, 1999, this lease was accounted for as a capital lease in the amount of $1,483,000 with accumulated depreciation of $74,150.

   The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2000, 1999 and 1998 was $511,836, $367,554 and
   $323,330.

   Future minimum lease payments under operating leases are as follows:


                                                                Operating
     Year ending December 31,                                    leases
     ------------------------                                    ------

     2001.................................................... $   352,300
     2002....................................................     263,400
     2003....................................................     229,600
     2004....................................................      49,100
     2005....................................................      36,000
     Thereafter..............................................      21,000
                                                              -----------
     Total minimum lease payments............................ $   951,400
                                                              ===========

6. DEPOSITS

   At December 31, 2000, the scheduled maturities of time deposits (certificates of deposit) are as follows (dollars in thousands):

    2001..................................................... $   19,551
    2002.....................................................        841
    2003.....................................................        634
    2004.....................................................        233
    2005.....................................................        218
    Thereafter...............................................         76
                                                              ----------
                                                              $   21,553
                                                              ==========

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998



7. BORROWINGS

   Reverse Repurchase Agreements

   The Bank enters into sales of securities under agreements to repurchase identical securities or reverse repurchase agreements. The amounts advanced to the Bank under these agreements represent short-term loans and would be reflected as a payable in the balance sheet. The securities underlying the agreements are book-entry securities maintained at the Federal Reserve Bank of Philadelphia. The average balance of reverse repurchase agreements entered into during 2000 was $777,000 and the maximum amount outstanding at any month-end during 2000 was $2.96 million. As of December 31, 2000, the Bank had no reverse repurchase agreements outstanding.

   Credit Lines

   As of December 31, 2000, the Bank has outstanding two borrowing arrangements with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions. As of December 31, 2000, the Bank had no borrowings outstanding.


8. CAPITAL STOCK OFFERINGS

   In June 2000 and December 2000, respectively, the Bank received $411,809 and $436,212 and issued 34,317 and 36,351 shares, respectively, as a result of the purchase of common stock by members of the Bank's board of directors in a limited offering at a price of $12.00 per share.

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

   In July 1998, the Company began a limited offering of its Series A Preferred Stock (noncumulative, 6%, $.01 par value) to Fannie Mae Corporation. The nonvoting preferred stock was offered at a price of $20 per share, in an amount for which the aggregate purchase price does not exceed the lesser of
   (1) 9.99% of the total equity of the Company or (2) $880,000. During 1998, the Company received $796,980 and issued 39,849 shares of preferred stock from this offering. During 1999, the Company received $203,020 from Fannie Mae and issued 10,151 shares of preferred stock from this offering.

   Upon the declaration of a common dividend, each of the Series A preferred shares will be accorded a non-cumulative dividend preference equal to 6% of the purchase price of the stock per annum prior to the payment of any dividend on account of any other class or series of the Company. No dividends have been declared or paid.

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998



9. INCOME TAXES

   The Bank accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

   At December 31, 2000, the Bank has net operating loss carryforwards of approximately $4,300,000 for income tax purposes that begin to expire in 2008 through 2020.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,643,919 and $1,499,042 as of December 31, 2000 and 1999, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:

                                                                2000                1999
                                                                ----                ----
Deferred tax assets:
  Provision for loan losses                                $    91,668        $   467,180
  Unrealized (gains) losses on investment securities           (11,121)            98,092
  Depreciation                                                 147,588             29,390
  Net operating loss carryforwards                           1,465,342            880,707
  Other                                                        (49,558)            23,673
  Valuation allowance for deferred tax assets               (1,643,919)        (1,499,042)
                                                           -----------         -----------
       Net deferred tax assets                             $      --           $      --
                                                           ===========         ===========


                                          2000            1999          1998
                                          ----            ----          ----
Effective rate reconciliation:
  Tax at statutory rate                $(256,073)     $(418,275)     $   3,377
  Nondeductible expenses                   4,903         33,742         17,634
  Increase in valuation allowance        155,997        379,094           --
  Other                                   95,173          6,055           --
  (Utilization of) increase in
    net operating loss                      --             (616)       (21,011)
                                       ---------      ---------      ---------
     Total tax expense                 $    --        $    --        $    --
                                       =========      =========      =========


10. FINANCIAL INSTRUMENT COMMITMENTS

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

                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




10. FINANCIAL INSTRUMENT COMMITMENTS - Continued

   Summaries of the Bank's financial instrument commitments are as follows:

                                                      2000          1999
                                                      ----          ----
     Commitments to extend credit.............   $ 5,570,835    $ 6,140,622
     Outstanding letters of credit............       139,000        259,000

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


11. FAIR VALUES OF FINANCIAL INSTRUMENTS

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


                                              2000                      1999
                                    ---------------------      ---------------------
                                    CARRYING       FAIR         CARRYING     FAIR
                                     AMOUNT        VALUE         AMOUNT      VALUE
                                     ------        -----         ------      -----
                                                (Dollars in thousands)

Assets:
  Cash and cash equivalents ...      $ 6,294      $ 6,294      $16,920      $16,920
  Investment securities .......       35,014       34,982       51,433       50,600
  Loans, net of allowance for
    loan losses ...............       44,743       44,600       59,444       58,209

Liabilities:
  Demand deposits .............       36,330       36,330       55,326       55,326
  Savings deposits ............       25,356       25,356       33,342       33,342
  Time deposits ...............       21,553       21,538       36,098       36,198

Off Balance Sheet:
  Commitments to extend credit         5,571        5,571        6,141        6,141
  Outstanding letters of credit          139          139          259          259



                     United Bancshares, Inc. and Subsidiary

                  Years ended December 31, 2000, 1999, and 1998


12. EMPLOYEE COMPENSATION

   In June 2000, the Bank entered into two-year employment agreements with its chief executive officer and its chief financial officer covering such items a salaries, bonuses and benefits. The agreements expire in 2002 and provide for guaranteed minimum annual compensation over the term of the contracts. The Company made no stock-based compensation awards to any employee during 2000, 1999 and 1998.

   In accordance with the contractual terms with its former chief executive officer, the Bank granted the option to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant.

   The Company adopted a Stock Option Plan in 1998. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded, to the former chief executive officer.

   Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method required by SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                           Year ended December 31,
                                           -----------------------
                                             2000           1999
                                             ----           ----
                                               (In thousands)
    Net loss
      As reported .................       $   (755)      $ (1,230)
      Pro forma ...................       $   (755)      $ (1,230)

    Basic and Diluted loss per share
      As reported .................       $  (0.72)      $  (1.24)
      Pro forma ...................       $  (0.72)      $  (1.24)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividends declared; expected volatility of 20%; a risk-free interest rate of 4.7%, and expected life of 10 years.


13. CORE DEPOSIT INTANGIBLES

   On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. The Bank paid a deposit premium of 7%, or $2,186,500, and incurred approximately $351,650 in consulting and other costs directly related to these branch acquisitions. Subsequent to the acquisition, the Bank transferred back to First Union one significant deposit relationship totaling $940,000 and received a $66,000 refund of deposit premium. The premium and branch acquisition costs are being amortized over 14 years. Amortization totaled $176,818 and $43,626 for the year ended December 31, 2000 and 1999, respectively.

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998


14.  CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            Condensed Balance Sheets

                                                         DECEMBER 31,
                                                   -----------------------
                                                      2000          1999
                                                      ----          ----
                                                    (Dollars in thousands)
Assets:
    Due from banks (subsidiary) .............      $    289       $    289
    Investment in United Bank of Philadelphia         9,061          8,738
                                                   --------       --------
    Total assets ............................      $  9,350       $  9,027
                                                   ========       ========
Shareholders' equity:
  Series A preferred stock ..................      $      1       $      1
  Common Stock ..............................            11             10
  Additional paid-in capital ................        14,718         13,870
  Accumulated deficit .......................        (5,413)        (4,658)
  Net unrealized holding gains (losses)
      on securities available-for-sale ......            33           (196)
                                                   --------       --------
    Total shareholders' equity ..............      $  9,350       $  9,027
                                                   ========       ========


                   Condensed Statements of Operations

                                                     YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 2000       1999       1998
                                                 ----       ----       ----
                                                   (Dollars in thousands)

Equity in net income (loss) of subsidiary      $ (755)    $(1,230)   $    10
                                               -------    -------    -------
      Net income (loss)                        $ (755)    $(1,230)   $    10
                                               =======    =======    =======



                   Condensed Statements of Cash Flows


                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999          1998
                                                        ----         ----          ----
                                                            (Dollars in thousands)
Cash flows from operating activities:
  Net income (loss)                                 $  (755)       $(1,230)      $    10
  Equity in net (income) loss of subsidiary             755          1,230           (10)
                                                    -------        -------       -------
      Net cash provided by operating activities        --             --            --
                                                    -------        -------       -------
Cash flows from investing activities:
  Investment in subsidiary                             (847)        (1,561)       (1,783)
                                                    -------        -------       -------
      Net cash used in investing activities            (847)        (1,561)       (1,783)
                                                    -------        -------       -------
Cash flows from financing activities:
  Issuance of preferred stock                          --              203           797
  Issuance of common stock                              847          1,382         1,065
                                                    -------        -------       -------
      Net cash provided by financing activities         847          1,585         1,862
                                                    -------        -------       -------
      Net increase in cash and cash equivalents        --               24            79
Cash and cash equivalents at beginning of year          289            265           186
                                                    -------        -------       -------
Cash and cash equivalents at end of year            $   289        $   289       $   265
                                                    =======        =======       =======

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998




15. REGULATORY MATTERS

   The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank's service area. As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements. Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution's net assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) for capital adequacy purposes to risk-weighted assets (as defined). Management believes, as of December 31, 2000, that the Bank meets the capital adequacy requirements to which it is subject.

   In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Its most recent notification from its regulators dated January 13, 2001, indicates that it is "partially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

   Beginning in 1996, the Bank has operated under a Supervisory Letter from its primary regulator. The Supervisory Letter prevents the Bank and the Company from declaring or paying dividends without the prior written approval of its regulators and prohibits the Bank and Company from issuing long-term debt.

   The most recent notification dated January 13, 2001, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.





                                   (Continued)

                 United Bancshares, Inc. and Subsidiary

             Years ended December 31, 2000, 1999, and 1998



15.  REGULATORY MATTERS - Continued

   The Bank's actual capital amounts and ratios are as follows:


(IN THOUSANDS)

                                                                                                        TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                FOR CAPITAL                         PROMPT CORRECTIVE
                                     ACTUAL                  ADEQUACY PURPOSES                      ACTION PROVISIONS
                                -----------------    -----------------------------------    ---------------------------------------
                                 AMOUNT    RATIO     AMOUNT   RATIO                         AMOUNT    RATIO
                                 ------    -----     ------   -----                         ------    -----
AS OF DECEMBER 31, 2000:
  TOTAL CAPITAL TO RISK-
    WEIGHTED ASSETS:
      CONSOLIDATED              $ 7,556    17.59%   $ 3,459   equal or greater than 8.00%     N/A     N/A
      BANK                        7,267    16.92      3,436   equal or greater than 8.00    4,295     equal or greater than 10.00%

  TIER I CAPITAL TO RISK-
    WEIGHTED ASSETS:
      CONSOLIDATED                7,019    16.34      1,730   equal or greater than 4.00      N/A      N/A
      BANK                        6,730    15.67      1,718   equal or greater than 4.00    2,577      equal or greater than 6.00%


  TIER I CAPITAL TO AVERAGE
    ASSETS:
      CONSOLIDATED                7,019     7.39      3,812   equal or greater than 4.00      N/A      N/A
      BANK                        6,730     7.08      3,800   equal or greater than 4.00    4,750      equal or greater than 5.00%





                                                                                                        TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                FOR CAPITAL                         PROMPT CORRECTIVE
                                     ACTUAL                  ADEQUACY PURPOSES                      ACTION PROVISIONS
                                -----------------    -----------------------------------    ---------------------------------------
                                 AMOUNT    RATIO     AMOUNT   RATIO                         AMOUNT    RATIO
                                 ------    -----     ------   -----                         ------    -----
AS OF DECEMBER 31, 1999:
  TOTAL CAPITAL TO RISK-
    WEIGHTED ASSETS:
      COMPANY (CONSOLIDATED)    $ 7,564    12.44%   $ 4,864   equal or greater than 8.00%     N/A     N/A
      BANK                        7,275    12.07      4,822   equal or greater than 8.00    6,027     equal or greater than 10.00%

  TIER I CAPITAL TO RISK-
    WEIGHTED ASSETS:
      COMPANY (CONSOLIDATED)      6,794    11.18      2,431   equal or greater than 4.00      N/A      N/A
      BANK                        6,505    10.80      2,409   equal or greater than 4.00    3,614      equal or greater than 6.00%


  TIER I CAPITAL TO AVERAGE
    ASSETS:
      COMPANY (CONSOLIDATED)      6,794     5.08      5,350   equal or greater than 4.00      N/A      N/A
      BANK                        6,505     4.87      5,343   equal or greater than 4.00    6,679      equal or greater than 5.00%


                     United Bancshares, Inc. and Subsidiary

                  Years ended December 31, 2000, 1999, and 1998


16. COMMITMENTS AND CONTINGENCIES

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


17. EARNINGS PER SHARE COMPUTATION

    In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                              YEAR ENDED DECEMBER 31, 2000
                                      ----------------------------------------
                                          LOSS          SHARES       PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------

NET LOSS                              $  (754,720)
                                      ===========
BASIC LOSS PER SHARE
  LOSS AVAILABLE TO STOCKHOLDERS      $  (754,720)     1,049,166       $(0.72)
                                      ===========      =========       ======

                                              YEAR ENDED DECEMBER 31, 1999
                                      ----------------------------------------
                                          LOSS          SHARES       PER SHARE
                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                      -----------    -------------     ------

NET LOSS                              $(1,230,222)
                                      ===========
BASIC EPS
  LOSS AVAILABLE TO STOCKHOLDERS      $(1,230,222)      995,699       $(1.24)
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