Form 10-Q
period 2001-03-31
UNITED BANCSHARES INC /PA
filed 2001-05-16
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
            PERIOD ENDED MARCH 31, 2001 OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
            PERIOD FROM ______________ TO _____________


                             UNITED BANCSHARES, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                     0-25976
                                   ----------
                                 SEC File Number

          Pennsylvania                                 23-2802415
--------------------------------                  -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

300 North 3rd Street, Philadelphia, PA                   19106
--------------------------------------               -------------
(Address of principal executive office)                (Zip Code)

                                 (215) 351-4600
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of May 9, 2001, 1,099,421 (191,667 Class B Non voting) shares were issued and outstanding.

      The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of May 9, 2001.

Item 1. Financial Statements

                                  Balance Sheet
                                   (unaudited)

                                                      March 31,    December 31,
                                                        2001          2000
                                                     ----------   -----------
Assets
Cash and due from banks                               5,734,745     5,328,384
Interest bearing deposits with banks                    248,304       245,496
Federal funds sold                                    5,530,000       720,000
                                                    -----------   -----------
Cash & cash equivalents                              11,513,049     6,293,880

Investment securities:
     Held-to-maturity, at amortized cost             15,803,529    23,587,092
     Available-for-sale, at market value             10,019,753    11,426,544

Loans, net of unearned discount                      46,537,931    45,305,468
Less: allowance for loan losses                        (581,232)     (562,174)
                                                    -----------   -----------
Net loans                                            45,956,699    44,743,294

Bank premises & equipment, net                        3,285,130     3,457,518
Accrued interest receivable                           1,120,391     1,158,485
Other real estate owned                                  48,750        50,000
Core deposit intangible                               2,251,838     2,297,674
Prepaid expenses and other assets                       907,802       518,721
                                                   ------------   -----------
Total Assets                                         90,906,941    93,533,208
                                                   ============   ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                19,283,366    20,386,652
Demand deposits, interest bearing                    12,688,563    15,942,933
Savings deposits                                     25,256,525    25,355,811
Time deposits, $100,000 and over                     11,165,752     9,063,433
Time deposits                                        12,133,080    12,489,281
                                                   ------------   -----------
                                                     80,527,286    83,238,110

Accrued interest payable                                209,517       230,357
Accrued expenses and other liabilities                  750,185       715,231
                                                   ------------   -----------
Total Liabilities                                    81,486,989    84,183,699

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%,                1,432         1,432
    $.01 par value, 500,000 shrs auth.,
    143,150 issued and outstanding
  Common stock, $.01 par value;
    2,000,000 shares authorized;
    1,099,421 shares issued and outstanding at           10,994        10,994
    March 31, 2001 and December 31, 2000
Additional-paid-in-capital                           14,717,484    14,717,484
Accumulated deficit                                  (5,481,499)   (5,413,111)
Net unrealized gain on available-for-sale
 securities                                             171,540        32,710
                                                   ------------   -----------
Total Shareholders' equity                            9,419,951     9,349,509
                                                   ------------   -----------
                                                     90,906,940    93,533,208
                                                   ============   ===========

                             Statement of Operations
                                   (unaudited)
                                                      Quarter       Quarter
                                                       ended         ended
                                                     March 31,      March 31,
                                                       2001           2000
                                                    ----------    -----------
Interest Income:
     Interest and fees on loans                     $  951,793     $1,240,082
     Interest on investment securities                 506,008        908,624
     Interest on Federal Funds sold                     63,880        136,888
     Interest on time deposits with other banks          1,594          4,053
                                                    ----------     ----------
Total interest income                                1,523,275      2,289,647

Interest Expense:
     Interest on time deposits                         287,147        434,762
     Interest on demand deposits                        62,772        200,352
     Interest on savings deposits                       94,699        136,276
     Interest on borrowed funds                              0         72,105
                                                    ----------     ----------
Total interest expense                                 444,618        843,495

Net interest income                                  1,078,657      1,446,152

Provision for loan losses                               10,000         90,000
                                                    ----------     ----------
Net interest income less provision for
  loan losses                                        1,068,657      1,356,152
                                                    ----------     ----------
Noninterest income:
     Customer service fees                             554,868        563,590
     Other income                                       30,186         90,492
                                                    ----------     ----------
Total noninterest income                               585,054        654,082

Non-interest expense
     Salaries, wages, and employee benefits            649,159        917,792
     Occupancy and equipment                           400,517        441,046
     Office operations and supplies                    135,705        225,549
     Marketing and public relations                     21,126         57,488
     Professional services                              61,193        168,138
     Data processing                                   210,195        253,768
     Deposit insurance assessments                      39,851         17,110
     Other noninterest expense                         204,353        301,093
                                                    ----------     ----------
Total non-interest expense                           1,722,099      2,381,985
                                                    ----------     ----------
     Net income (loss)                              $  (68,388)    $ (371,751)
                                                    ==========     ==========

     Earnings per share-basic                           ($0.06)        ($0.36)
     Earnings  per share-diluted                        ($0.06)        ($0.36)
                                                    ==========     ==========
Weighted average number of shares                    1,099,421      1,028,753
                                                    ==========     ==========

                             Statement of Cash Flows
                                   (unaudited)
                                                      Quarter        Quarter
                                                       ended          ended
                                                     March 31,      March 31,
                                                       2001           2000
                                                    ----------     -----------
Cash flows from operating activities
Net income (loss)                                   $  (68,388)      (371,751)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
     Provision for loan losses                          10,000         90,000
     Depreciation and amortization                     190,520        248,213
     (Increase) decrease in accrued interest
       receivable and other assets                    (350,987)      (526,116)
     (Decrease) increase in accrued interest
       payable and other liabilities                    14,114       (352,963)
                                                    ----------     ----------
Net cash provided by operating activities             (204,741)      (912,617)

Cash flows from investing activities
Purchase of investments--Available-for-Sale         (2,349,693)    (1,650,445)
Purchase of investments--Held-to-Maturity                    0     (2,422,143)
Proceeds from maturity & principal reductions        3,798,705        230,198
  of investments--Available-for-Sale
Proceeds from maturity & principal reductions        7,783,563        384,368
  of investments--Held-to-Maturity
Proceeds from sale of                                  118,600          ---
  investments--Available-for-Sale
Net (increase) decrease in loans                    (1,223,405)    (1,032,533)
Purchase of premises and equipment                       6,964       (148,274)
                                                    ----------     ----------
Net cash provided by (used in)                       8,134,734     (4,638,829)
  investing activities

Cash flows from financing activities
Net increase (decrease) in deposits                 (2,710,824)    (1,374,189)
                                                    ----------     ----------
Net cash provided by (used in)
  financing activities                              (2,710,824)    (1,374,189)

Increase (decrease) in cash and cash equivalents     5,219,169     (6,925,635)

Cash and cash equivalents at                         6,293,880     16,920,216
  beginning of period
Cash and cash equivalents at
  end of period                                     11,513,049      9,994,581
                                                    ==========     ==========
Supplemental disclosures of
  cash flow information
Cash paid during the period for interest            $  874,290     $  727,260
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


Selected Financial Data

     The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars,                         Quarter ended    Quarter ended
 except per share data)                           March 31,        March 31,
                                                    2001             2000
                                               -------------    -------------

Net interest income                               $ 1,069          $ 1,356
Provision for loan losses                              10               90
Noninterest income                                    585              654
Noninterest expense                                 1,722            2,382
Net income (loss)                                 $   (68)         $  (372)

Earnings per share--basic and diluted             $ (0.06)         $ (0.36)


Balance sheet totals:                             March 31,      December 31,
                                                    2001             2000
                                               -------------    -------------
Total assets                                      $90,907          $93,533
Loans, net                                        $45,957          $44,743
Investment securities                             $25,823          $35,014
Deposits                                          $80,527          $83,238
Shareholders' equity                              $ 9,420          $ 9,350

Ratios
Return on assets                                    (0.29)%          (0.63)%
Return on equity                                    (2.96)%          (8.08)%
Equity to assets ratio                               7.86 %           7.74 %



Financial Condition

Sources and Uses of Funds

     The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $4.3 million, or 4.96%, during the quarter ending March 31, 2001. Average funding uses decreased $6.4 million, or 7.18%, for the same quarter.

Sources and Uses of Funds Trends

                            March 31,                              December 31,
                              2001                                     2000
                            -------      Increase                    -------
                            Average     (Decrease)                   Average
                            Balance       Amount          %          Balance
                            -------     ---------       -----        -------
Funding uses:
  Loans                     $46,334      $(5,767)      (11.07)%      $52,101
  Investment securities
    Held-to-maturity         21,172       (2,651)      (11.13)        23,823
    Available-for-sale       10,294       (1,644)      (13.77)        11,938
  Federal funds sold          4,901        3,662       295.56          1,239
                            -------      -------                     -------
       Total uses           $82,701      $(6,400)                    $89,101
                            =======      =======                     =======

Funding sources:
  Demand deposits
    Noninterest-bearing     $19,914      $(4,520)      (18.50)%      $24,434
    Interest-bearing          7,553        2,389        46.26          5,164
  Savings deposits           31,701       (1,745)       (5.22)        33,446
  Time deposits              23,064           96         0.42         22,968
  Other borrowed funds            4         (513)      (99.23)%          517
                            -------      -------                     -------
    Total sources           $82,236      $(4,293)                    $86,529
                            =======      =======                     =======


Loans

     Average loans decreased approximately $5.8 million, or 11.07%, during the quarter ended March 31, 2001. The Bank purchased a $22 million portfolio of seasoned automobile loans from NationsBank in February 1999 of which approximately 83% have paid down. Paydowns in this portfolio are averaging $400,000 per month. In addition, prepayments in the mortgage loan portfolio continue as consumers rush to refinance existing loans or sell existing homes to purchase new homes to take advantage of the current low interest rate environment. In March 2001, the Bank initiated strategies to increase its loan balances including the purchase seasoned commercial loan participations from other financial institutions and other targeted consumer loan marketing activities.

     The following table shows the composition of the Bank's loan portfolio by type of loan.

(Thousands of Dollars)          March 31,        December 31,
                                  2001              2000
                                -------           -------
Commercial and industrial       $13,878           $11,429
Commercial real estate              651               652
Consumer loans                   10,391            10,908
Residential mortgages            21,618            22,316
                                -------           -------
       Total Loans              $46,538           $45,305
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

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

       Balance  at  January 1, 2000            $562
       Charge-offs:
          Commercial and industrial              --
          Commercial real estate                 --
          Residential mortgages                  --
          Consumer loans                        (25)
                                               ----
              Total charge-offs                 (25)

       Recoveries                                34
          Net(charge-offs)recoveries              9
          Additions charged to operations        10
                                               ----
       Balance at March  31, 2000              $581
                                               ====


     The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

     The allowance for loan losses as a percentage of total loans was 1.25% at March 31, 2001. During 2000, management worked to remove all potential problem loans from its loan portfolio by aggressively charging off classified and/or past due loans. Post-charge-off collections will be performed to maximize recovery of these charge-offs. The Bank has engaged a collections company to assist in these efforts. Management believes the level of the allowance for loan losses was adequate as of March 31, 2001.

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


Nonperforming  and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2001, non-accrual loans were $727 thousand--approximately $443 thousand were residential mortgage loans. The underlying real estate collateral associated with these loans minimizes the risk of loss. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

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

     At March 31, 2001, approximately 38% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 2001, none of these loans were nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, decreased on average by $633 thousand, or 1.71%, during the quarter ended March 31, 2001. The decrease is due to the decline in average deposit levels during the quarter as well the funding of loan participations purchased.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, U.S. Treasury securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is
2.8 years. In the current declining rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 40% at March 31, 2001. Approximately $6 million of these higher yielding securities were called during the quarter. Calls will likely continue as rates trend downward. The result is additional liquidity and a possible reduction in yield on the portfolio. The Bank is taking steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that are fixed rate or perform well in a declining rate environment.

Deposits

     Average deposits declined approximately $3.8 million, or 4.39%, during the quarter ended March 31, 2001. To meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of deposits -- including the sale of higher yielding certificates of deposit to other financial institutions and the request of some large deposit account holders to remove deposits. In addition, the Bank's branch consolidation from 8 to 5 in September 2000 resulted in some deposit attrition. A business development campaign began on April 1, 2001 to proactively increase deposit levels thereby increasing the profitability of the 5 remaining branches that are strategically located in areas of significant opportunity.

Other Borrowed Funds

     The average balance for other borrowed funds decreased $513 thousand, or 99.23%, during the quarter ended March 31, 2001. This decrease was a result of the reduction in the Bank's short-term borrowing requirements during the quarter. Borrowings had been necessary to temporarily fund the Bank's asset reduction/capital improvement plan in 2000 until other assets were sold. In addition, the level of called agency securities has served to increase the Bank's liquidity. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

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

     The Bank's financial instrument commitments at March 31, 2001 are summarized below:

     Commitments to extend credit      $5,243
     Outstanding letter of credit      $  139

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Bank regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 2001, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $5.4 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large denomination time deposits as well as brokered deposits.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 2001:

                                   (Thousands of
                                      dollars)
                                      --------
       3 months or less               $ 3,189
       Over 3 through 12 months         7,434
       Over 1 through three years         543
       Over three years                     0
                                      -------
          Total                       $11,166
                                      =======


Capital Resources

     Total shareholders' equity increased approximately $70 thousand during the quarter ended March 31, 2001 primarily because of the increase in the market value of its available-for-sale investment securities (Other Comprehensive Income) during the quarter due to the declining interest rate environment.

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

     As indicated in the table below, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) on a limited basis as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                    March 31,       December 31,
                                      2001              2000
                                    -------           -------
Total Capital                       $ 9,248           $ 9,317
     Less: Intangible Assets         (2,252)           (2,298)
                                    -------           -------
Tier 1 Capital                        6,996             7,019
                                    -------           -------
Tier 2 Capital                          569               537
                                    -------           -------
     Total Qualifying Capital       $ 7,565           $ 7,556
                                    =======           =======

Risk Adjusted Total Assets
  (including off-balance
   sheet exposures)                 $45,511           $42,949
Tier 1 Risk-Based Capital Ratio       15.37%            16.34%
Tier 2 Risk-Based Capital Ratio       16.62%            17.59%
Leverage Ratio                         7.77%             7.39%

Results of Operations

Summary

     The Bank had a net loss of approximately $68 thousand ($.06 per common share) for the quarter ended March 31, 2001 compared to a loss of $372 thousand ($.36 per common share) for the quarter ended March 31, 2000. During the quarter ended March 31, 2001, the Bank's financial results were favorably impacted by a lower level of loan loss provisions compared to 2000 as well as the implementation of many expense control measures including the closure of 3 branches in September 2000. A more detailed explanation for each component of earnings is included in the sections below.


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

     Net interest income decreased $367 thousand, or 47.29%, for the quarter ended March 31, 2001 compared to 2000. The decrease was primarily attributable to a significant reduction in average earning assets--$82.2 million at March 31, 2001 compared to $123.2 million at March 31, 2000. To meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit accountholders to remove deposits, and consolidated three branches in its branch network.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending March 31, 2001 was $10 thousand compared to $90 thousand for the same quarter in 2000. The reduction in provisions is due to the aggressive charge-off of problem loans in 2000 and a smaller loan portfolio in 2001.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Customer service fees decreased $29 thousand, or 5.10%, for the quarter primarily due to a reduction in fees on deposits. A lower level of demand deposit accounts results in less overdraft fees, activity service charges and low balance fees. However, the Bank increased its ATM surcharge fees for non-customers from $1.50 to $1.75 in June 2000 which helped to offset the decline in deposit-related fees.

     Salaries and benefits decreased $269 thousand, or 29.2%, during the quarter ended March 31, 2001 compared to 2000. In May 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. The closure/consolidation of three branches in September 2000 resulted in further reductions in this expense.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased $44 thousand, or 17.1%, during the quarter ended March 31, 2001 compared to 2000. The decrease is primarily attributable a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers and the re-negotiation of existing contracts with servicers.

     Occupancy expense decreased approximately $41 thousand, or 9.19%, during the quarter ended March 31, 2001 compared to 2000. Until September 2000, the Bank leased its corporate headquarters under a lease accounted for as a capital lease. In October 2000, the Bank purchased this facility for approximately $1.4 million. This transaction is expected to save the Bank $1.6 million over the remaining term of the lease it had in place. In addition, the Bank consolidated two branches it acquired from First Union in 1999 with its existing branch network and closed its Frankford branch in September 2000. The Bank's Frankford and West Girard branches have been listed with realtors and are expected to be sold during 2001.

     Marketing and public relations expense decreased by $36,000, or 63.3%, for the quarter ended March 31, 2001 compared to 2000. To reduce its cost, the Bank established an internal marketing committee that is charged with developing and implementing marketing initiatives. Outside professionals are only used for specific consultations.

     Professional Services decreased approximately $107 thousand, or 63.6%, for the quarter ended March 31, 2001 compared to 2000. In 2000, the Bank incurred extraordinary consulting fees and legal fees related to the compliance with the Written Agreement it entered into with its primary regulators (Refer to Regulatory Matters). In addition, in 2001, the Bank implemented an earnings enhancement plan that eliminated all non-essential uses of professional services.

     Office operations and supplies expense decreased by $89.8 thousand, or 39.83%, for the quarter-ended March 31, 2001 compared to 2000. In September 2000, the Bank closed/consolidated three branches that resulted in reductions in branch operating costs (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's earnings enhancement plan, all other operating expenses are being tightly controlled.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. At March 31, 2001, the Bank continues to meet the required ratios. Management continues to address all matters outlined in the Agreement. Its most recent notification from its regulators dated January 13, 2001, indicates that it is "partially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

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

     At March 31, 2001, a liability sensitive position is maintained on a cumulative basis through 1 year of 10.39% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio but is somewhat mitigated by the Bank's high level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of portfolio value at March 31, 2001 are as follows:

                                      Market value of
            Changes in rate          portfolio equity         % Change
         ---------------------     --------------------      ----------
                                  (Dollars in thousands)

          +200 basis points              10,566                (14.4%)
          +100 basis points              11,742                 (4.9%)
          Flat rate                      12,349                   --
          -100 basis points              12,638                  2.3%
          -200 basis points              12,559                  1.7%

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at March 31, 2001. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

Monument Financial v. United Bank of Philadelphia
--------------------------------------------------

     A writ of summons was issued at the request of Monument Financial Group, Inc. and Ronald Hatfield, respectively, an United Bank of Philadelphia ( the "Bank") account holder and its principal (collectively the "Plaintiffs") to commence an action against the Bank in the Court of Common Pleas, Philadelphia County on June 28,1999. The suit involves the processing of account transactions in alleged non-compliance with the deposit contract. This conduct by the Bank allegedly resulted in a loss to the Plaintiffs in an undetermined amount. The Plaintiffs filed a complaint on July 28, 1999. This action was voluntarily dismissed by the Plaintiffs on the February 4, 2000.


William Jairett et al. v. First Montauk Securities Corp., et al.
----------------------------------------------------------------

      A complaint was filed in the United States District Court for the Eastern District of Pennsylvania by William Jairett and others against Ronald Hatfield and certain related parties (collectively the "Hatfield Defendants"), the Monument Financial Group, Inc ("Monument Financial") as well as United Bank of Philadelphia (the "Bank"). In summary the alleged claims against the Bank are that the Bank failed to properly disbursed funds from the Monument Financial deposit account maintained with the Bank, because the Bank disbursed funds, in noncompliance with the deposit contract due to the failure to require the necessary signatures needed to authorize disbursements and withdrawals from the account. The Court has recently granted, in part, a motion to further amend an amended answer and cross claim by the Hatfield Defendants and Monument Financial to include claims of fraud and misrepresentation and conspiracy against the Bank and other defendants but has denied a motion for leave to amend to include a cross claim for tortious interference against the Bank and others.

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


Rococo LLC v. United Bank of Philadelphia
-----------------------------------------

     On May 15, 2000, Rococo LLC, the contractor of W. T. Development Company, the Bank's borrower , filed a complaint in the Court of Common Pleas of Delaware County. The complaint seeks damages from the W. T. Development Company and Bonsall Village , Inc partnership developers of the residential construction project known as Bonsall Village, for alleged nonpayment of construction invoices and also seeks damages from the Bank of $34,474 alleging that the Bank acted in concert with the W. T. Development Company with respect to nonpayment of certain of those invoices. The Bank has responded to an amended complaint and the Bank believes that it has substantial defenses and will vigorously contest the claims in the complaint. While discovery has not begun, based on the preliminary information which has been gathered, the Bank believes that the claims against it are not well founded.

     In March of 2001, W. T. Development Company and Bonsall Village, Inc., the Bank's codefendants in the litigation, filed a petition to obtain leave of court to file a crossclaim against the Bank seeking damages against the Bank for its alleged failure to honor its commitment to finance the phased construction of the Bonsall Village project, as a result of which W. T. Development Company and Bonsall Village , Inc allegedly were unable to full fill their obligations to the plaintiff, Rococo L.L.C. If the Bank is found liable on such crossclaim the codefendants will seek to hold the Bank liable for any damages due the plaintiff, Rococo L.L.C., from the codefendants. The Bank believes that it has substantial defenses against such crossclaim and will vigorously contest those claims.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------


                         SALE OF UNREGISTERED SECURITIES

-------------------------------------------------------------------------------
Date of     Title of   No.      Class     Consideration  Exemption      Use of
Sales of    Security   shares   of                       from          Proceeds
Securities             sold     Persons                  Registration
                                to which
                                Registrant
                                Sold
                                Securities
-------------------------------------------------------------------------------
6/30/00    Common    34,317    Directors   $411,809    Section 4(2)     Working
           Stock               of                      of Securities    Capital
                               Registrant              Act 1933,
                                                       as amended.
                                                       The transactions
                                                       did not involve
                                                       a public offering
-------------------------------------------------------------------------------
12/29/00   Common    36,351    Directors   $436,212   (Same as         (Same as
           Stock               of                      above)            above)
                               Registrant
-------------------------------------------------------------------------------
TOTAL                70,688                $848,021
-------------------------------------------------------------------------------

Working Capital Restrictions on Payment of Dividends.
----------------------------------------------------

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


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     None


Item 5.  Other Information.
---------------------------

     None


Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNITED BANCSHARES, INC.


Date: May 15, 2001                /s/ Evelyn Smalls
                                  --------------------------

                                  Evelyn Smalls
                                  President & CEO


Date: May 15, 2001                /s/ Brenda Hudson-Nelson
                                  --------------------------
                                  Brenda Hudson-Nelson
                                  Chief Financial Officer