Form 10-Q
period 2001-06-30
UNITED BANCSHARES INC /PA
filed 2001-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
            PERIOD ENDED JUNE 30, 2001 OR

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of August 10, 2001, 1,099,588 (191,667 Class B Non voting) shares were issued and outstanding.

      The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of August 10, 2001.

Item 1. Financial Statements

                                  Balance Sheet
                                   (unaudited)

                                                      June 30,    December 31,
                                                        2001          2000
                                                     ----------   -----------
Assets
Cash and due from banks                               6,074,009     5,328,384
Interest bearing deposits with banks                    251,131       245,496
Federal funds sold                                    8,006,000       720,000
                                                    -----------   -----------
Cash & cash equivalents                              14,331,140     6,293,880

Investment securities:
     Held-to-maturity, at amortized cost             11,961,824    23,587,092
     Available-for-sale, at market value             13,687,777    11,426,544

Loans, net of unearned discount                      44,658,405    45,305,468
Less: allowance for loan losses                        (573,960)     (562,174)
                                                    -----------   -----------
Net loans                                            44,084,445    44,743,294

Bank premises & equipment, net                        3,196,868     3,457,518
Accrued interest receivable                           1,019,636     1,158,485
Other real estate owned                                  47,500        50,000
Core deposit intangible                               2,207,000     2,297,674
Prepaid expenses and other assets                       799,375       518,721
                                                   ------------   -----------
Total Assets                                         91,335,565    93,533,208
                                                   ============   ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                18,351,806    20,386,652
Demand deposits, interest bearing                    13,111,300    15,942,933
Savings deposits                                     24,571,097    25,355,811
Time deposits, $100,000 and over                     12,978,388     9,063,433
Time deposits                                        12,091,570    12,489,281
                                                   ------------   -----------
                                                     81,104,161    83,238,110

Obligations under capital lease                               0             0
Accrued interest payable                                252,595       230,357
Accrued expenses and other liabilities                  643,323       715,231
                                                   ------------   -----------
Total Liabilities                                    82,000,079    84,183,699

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%,
    $.01 par value, 500,000 shrs auth.,
    143,150 issued and outstanding                        1,432         1,432

  Common stock, $.01 par value;
    2,000,000 shares authorized;
    1,099,588 shares issued and outstanding at
    June 30, 2001 and 1,099,421 at
    December 31, 2000, respectively                      10,996        10,994
Additional-paid-in-capital                           14,719,482    14,717,484
Accumulated deficit                                  (5,526,232)   (5,413,111)
Net unrealized gain on available-for-sale
 securities                                             129,808        32,710
                                                   ------------   -----------
Total Shareholders' equity                            9,335,486     9,349,509
                                                   ------------   -----------
                                                     91,335,565    93,533,208
                                                   ============   ===========

                             Statement of Operations
                                   (unaudited)


                                                     Quarter ended     Quarter ended      Six months ended    Six months ended
                                                       June 30,          June 30,             June 30,            June 30,
                                                         2001              2000                 2001                2000
                                                     -------------     -------------      ----------------    -----------------
Interest Income:
     Interest and fees on loans                        1,021,302       $ 1,240,569            1,973,095          $ 2,480,651
     Interest on investment securities                   403,952           928,351              909,960          $ 1,836,975
     Interest on Federal Funds sold                       86,673           135,334              150,553          $   272,222
     Interest on time deposits with other banks            2,514             7,297                4,108          $    11,350
                                                     -----------       -----------          -----------          -----------
Total interest income                                  1,514,441         2,311,551            3,037,716            4,601,198

Interest Expense:
     Interest on time deposits                           277,297           417,358              564,444          $   852,120
     Interest on demand deposits                          45,643           183,924              108,415          $   384,276
     Interest on savings deposits                         89,399           133,137              184,098          $   269,413
     Interest on borrowed funds                                0            71,720                    0          $   143,825
                                                     -----------       -----------          -----------          -----------
Total interest expense                                   412,339           806,139              856,957            1,649,634

Net interest income                                    1,102,102         1,505,412            2,180,759            2,951,564

Provision for loan losses                                 20,000            90,000               30,000              180,000
                                                     -----------       -----------          -----------          -----------
Net interest income less provision for
     loan losses                                       1,082,102         1,415,412            2,150,759            2,771,564
                                                     -----------       -----------          -----------          -----------
Noninterest income:
    Gain on sale of loans                                      0            17,783                    0          $    17,783
    Customer service fees                                555,058           776,257            1,109,926          $ 1,339,847
    Realized gain (loss) on investments                        0          (127,463)                   0         ($   127,463)
    Other income                                          96,692           275,241              126,878          $   365,733
                                                     -----------       -----------          -----------          -----------
Total noninterest income                                 651,750           941,818            1,236,804            1,595,900

Non-interest expense
     Salaries, wages, and employee benefits              619,852           793,443            1,269,011          $ 1,711,235
    Occupancy and equipment                              411,896           458,687              812,413          $   899,733
    Office operations and supplies                       110,204           232,574              245,909          $   458,123
    Marketing and public relations                        20,344             3,419               41,470          $    60,907
    Professional services                                 63,556           196,595              124,749          $   364,733
    Data processing                                      207,062           240,889              417,257          $   494,657
    Deposit insurance assessments                         37,634            15,237               77,485          $    32,347
    Other noninterest expense                            308,037           402,877              512,390          $   703,970
                                                     -----------       -----------          -----------          -----------
Total non-interest expense                             1,778,585         2,343,721            3,500,684            4,725,705
                                                     -----------       -----------          -----------          -----------
     Net income (loss)                               ($   44,733)      $    13,509          ($  113,121)         ($  358,241)
                                                     ===========       ===========          ===========          ===========

     Earnings per share-basic                        ($     0.04)      $      0.01          ($     0.10)         ($     0.36)
     Earnings  per share-diluted                     ($     0.04)      $      0.01          ($     0.10)         ($     0.36)
                                                     ===========       ===========          ===========          ===========

Weighted average number of shares                      1,099,450         1,028,753            1,099,450              995,699
                                                     ===========       ===========          ===========          ===========


                             Statement of Cash Flows
                                   (unaudited)

                                                                                   Six months ended       Six months ended
                                                                                       June 30,              June 30,
                                                                                         2001                  2000
                                                                                   ----------------       ----------------
Cash flows from operating activities
Net income (loss)                                                                    ($   113,121)            (358,242)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
      Provision for loan losses                                                            30,000              180,000
      Gain on sale of fixed assets                                                        (84,090)                --
      Loss on sale of loans                                                                  --                (17,783)
      Depreciation and amortization                                                       387,500              505,860
      Realized investment securities losses                                                  --                127,463
      Decrease (increase) in accrued interest receivable and other assets                (141,994)           1,159,290
      Decrease in accrued interest payable and other liabilities                          (49,670)          (1,427,893)
                                                                                     ------------          -----------
Net cash provided by operating activities                                                  28,625              168,695

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                             (7,262,797)          (1,484,473)
Purchase of investments-Held-to-Maturity                                                     --             (2,636,746)
Proceeds from maturity & principal reductions of investments-Available-for-sale         4,882,964              490,899
Proceeds from maturity & principal reductions of investments-Held-to-Maturity          11,625,268              594,779
Proceeds from sale of investments-Available-for-Sale                                      118,600            9,595,928
Sale of deposits to other financial institutions                                             --             (6,544,666)
Proceeds from sale of student loans                                                          --              2,421,636
Net (increase) decrease in loans                                                          628,849            5,026,574
Purchase of premises and equipment                                                           --               (233,586)
Sale of premises and equipment                                                            147,701                 --
                                                                                     ------------          -----------
Net cash provided by (used in) investing activities                                    10,140,585            7,230,345

Cash flows from financing activities
Net increase (decrease) in deposits                                                    (2,133,949)         (20,886,113)
Net proceeds from issuance of common stock                                                  2,000              411,810
                                                                                     ------------          -----------
Net cash provided by (used in) financing activities                                    (2,131,949)         (20,474,303)

Increase (decrease) in cash and cash equivalents                                        8,037,260          (13,075,263)

Cash and cash equivalents at beginning of period                                        6,293,880           16,920,216

Cash and cash equivalents at end of period                                             14,331,140            3,844,953
                                                                                     ------------          -----------
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                  880,010            1,307,900
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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:



(Thousands of dollars,           Quarter ended      Quarter ended
 except per share data)          June 30, 2001      June 30, 2000
                                 -------------      -------------

Net interest income               $  1,102           $  1,505
Provision for loan losses               20                 90
Noninterest income                     652                942
Noninterest expense                  1,779              2,344
Net income (loss)                      (45)          $     13

Earnings per share-basic          ($   .04)          $    .01
and diluted




Balance sheet totals:           June 30, 2001      December 31, 2000
                                -------------      -----------------
Total assets                      $ 91,336             $ 93,533
Loans, net                        $ 44,084             $ 44,743
Investment securities             $ 25,650             $ 35,014
Deposits                          $ 82,233             $ 83,238
Shareholders' equity              $  9,335             $  9,350

Ratios
Return on assets                      (.12)%            (0.63)%
Return on equity                     (1.23)%            (8.08)%
Equity to assets ratio               10.03%              7.74%



Financial Condition

Sources and Uses of Funds

     The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $363 thousand, or .44%, during the quarter ending June 30, 2001. Average funding uses decreased $3.7 million, or 4.53%, for the same quarter.

Sources and Uses of Funds Trends

                            March 31,                              December 31,
                              2001                                     2000
                            -------      Increase                    -------
                            Average     (Decrease)                   Average
                            Balance       Amount          %          Balance
                            -------     ---------       -----        -------
Funding uses:
  Loans                     $44,896      ($1,438)      (3.10)%      $46,334
  Investment securities
    Held-to-maturity         17,468       (3,704)      (17.49)        21,172
    Available-for-sale       10,124         (170)       (1.65)        10,294
  Federal funds sold          6,470        1,569        32.01          4,901
                            -------      -------                     -------
       Total uses           $78,958      ($3,743)                    $82,701
                            =======      =======                     =======

Funding sources:
  Demand deposits
    Noninterest-bearing     $19,819         ($95)       (0.48)%      $19,914
    Interest-bearing          7,339         (214)       (2.83)         7,553
  Savings deposits           31,448         (253)       (0.80)        31,701
  Time deposits              23,265          201        (0.87)        23,064
  Other borrowed funds            2           (2)      (50.00)%            4
                            -------      -------                     -------
    Total sources           $81,873        ($363)                    $82,236
                            =======      =======                     =======


Loans

     Average loans decreased approximately $1.4 million, or 3.10%, during the quarter ended June 30, 2001. The Bank purchased a $22 million portfolio of seasoned automobile loans from NationsBank in February 1999. Approximately 86% of this portfolio has paid down. Paydowns in this portfolio are averaging approximately $400 thousand per month. In addition, prepayments in the mortgage loan portfolio continue as consumers refinance existing loans or sell existing homes to purchase new homes to take advantage of the current low interest rate environment. New initiatives to increase loan balances have been implemented including the purchase of seasoned commercial loan participations from other financial institutions and targeted consumer loan marketing activities.

     The following table shows the composition of the loan portfolio of the Bank by type of loan.


(Thousands of Dollars)          June 30,        December 31,
                                  2001              2000
                                -------           -------
Commercial and industrial       $14,360           $11,429
Commercial real estate              530               652
Consumer loans                    9,092            10,908
Residential mortgages            20,676            22,316
                                -------           -------
       Total Loans              $44,658           $45,305
                                =======           =======


Allowance for Loan Losses

       The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. The following factors are considered in determining the adequacy of the allowance for loan losses: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volumes and terms of loans, effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and relevant staff; national and local economic conditions; industry conditions; and effects of changes in credit concentrations.

The following Table presents an analysis of the allowance for loan losses.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

       Balance  at  January 1, 2001            $562
       Charge-offs:
          Commercial and industrial             (21)
          Commercial real estate                  0
          Residential mortgages                   0
          Consumer loans                        (52)
                                               ----
              Total charge-offs                 (73)

       Recoveries                                55
          Net(charge-offs) recoveries            18
          Additions charged to operations        30
                                               ----
       Balance at March  31, 2000              $574
                                               ====


     The allowance for loan losses as a percentage of total loans was 1.29% at June 30, 2001. During 2000, management worked to remove all potential problem loans from its loan portfolio by aggressively charging off classified and/or past due loans. Post-charge-off collections are underway to maximize recovery of these charge-offs. The Bank has engaged a collections company to assist in these efforts. Management believes the level of the allowance for loan losses was adequate as of June 30, 2001.

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


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 2001, non-accrual loans were $341 thousand--approximately $185 thousand were residential mortgage loans. The underlying real estate collateral associated with these loans minimizes the risk of loss. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. From time to time, the Bank purchases loans from other financial institutions. These loans are generally located in the Northeast corridor of the United States. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At June 30, 2001, approximately 32% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At June 30, 2001, none of these loans was nonperforming.

     Investment Securities and other short-term investments Investment securities, including Federal Funds Sold, decreased on average by $2.3 million, or 6.3%, during the quarter ended June 30, 2001. The decrease is due to the decline in average deposit levels during the quarter as well the funding of loan participations purchased.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is 2.65 years. In the current declining rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 38.2% at June 30, 2001. Approximately $2.5 million of these higher yielding securities were called during the quarter. Calls will likely continue as rates trend downward. The result is additional liquidity and a possible reduction in yield on the portfolio. The Bank continues to take steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that are fixed rate or perform well in a declining rate environment.

Deposits

     Average deposits declined approximately $361 thousand, or .44%, during the quarter ended June 30, 2001. A business development plan has been initiated to increase deposit levels. The focus of these efforts will begin with the identification of existing customers with single account relationships for the purpose of cross-selling them additional bank products.


Other Borrowed Funds

     The average balance for other borrowed funds decreased $2 thousand, or .50%, during the quarter ended June 30, 2001. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

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

     The Bank's financial instrument commitments at June 30, 2001 are summarized below:

            Commitments to extend credit      $6,342
            Outstanding letter of credit      $  139

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Bank regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 2001, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.9 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 2001:


                                   (Thousands of
                                      dollars)
                                      --------
       3 months or less               $ 7,093
       Over 3 through 12 months         5,085
       Over 1 through three years         800
       Over three years                    --
                                      -------
          Total                       $12,978
                                      =======


Capital Resources

     Total shareholders' equity decreased approximately $85 thousand during the quarter ended June 30, 2001 primarily because of the decrease in the market value of its available-for-sale investment securities(FAS 115--Other comprehensive income) and a $45 thousand reduction in retained earnings because of a loss during the quarter.

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

     As indicated in the table below, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of increasing capital by offering additional stock (preferred and common) for sale to knowledgeable investors on a limited offering basis. However, the focus continues to be increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                    June 30,       December 31,
                                      2001              2000
                                    -------           -------
Total Capital                        $9,205           $9,317
     Less: Intangible Assets         (2,207)          (2,298)
                                    -------           -------
Tier 1 Capital                        6,998            7,019
                                    -------           -------
Tier 2 Capital                          501              537
                                    -------           -------
     Total Qualifying Capital        $7,499           $7,556
                                    =======           =======

Risk Adjusted Total Assets
  (including off-balance
   sheet exposures)                 $40,034           $42,949
Tier 1 Risk-Based Capital Ratio       17.48%            16.34%
Tier 2 Risk-Based Capital Ratio       18.73%            17.59%
Leverage Ratio                         7.93%             7.39%

Results of Operations

Summary

     The Bank had a net loss of approximately $45 thousand ($.04 per common share) for the quarter ended June 30, 2001 compared to net income of $13 thousand ($.01 per common share) for the quarter ended June 30, 2000. The financial results for the quarter ended June 30, 2000 included an extraordinary gain of $253 thousand on the sale of certificates of deposits to other financial institutions as part of the Bank's asset reduction/capital improvement plan. During the same quarter in 2001, the Bank's financial results included an extraordinary gain of $75 thousand on the sale of real estate. Excluding these extraordinary items, the Bank's financial results continue to be favorably impacted by the implementation of many expense control measures including the closure of 3 branches in September 2000 as well as a reduction in the level of loan loss provisions. A more detailed explanation for each component of earnings is included in the sections below.

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

     Net interest income decreased $403 thousand, or 26.79%, for the quarter ended June 30, 2001 compared to 2000. The decrease was primarily attributable to a significant reduction in average earning assets--$79 million at June 30, 2001 compared to $121 million at June 30, 2000. To meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit accountholders to remove deposits, and consolidated three branches in its branch network.

     Also contributing to the decrease in net interest income was a reduction in interest rates. During the 6 months ended June 30, 2001, there was a 175 basis point reduction in the prime rate and other short-term investment rates including Federal Funds Sold.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending June 30, 2001 was $20 thousand compared to $90 thousand for the same quarter in 2000. The reduction in provisions is due to the aggressive charge-off of problem loans in 2000 and a smaller loan portfolio in 2001.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Total noninterest income for the quarter ended June 30, 2001 declined $290 thousand, or 30.8%, compared to the same quarter in 2000. Customer service fees made up the largest part of this decline. These fees decreased $221 thousand, or 28.5%, for the quarter ended June 2001 compared to 2000 primarily because of a reduction in activity fees on deposits. The Bank has a lower level of deposit accounts in 2001 compared to 2000 that results in less overdraft fees, activity service charges and low balance fees.

     Noninterest income for the quarter ended June 30, 2001, includes a $75 thousand gain on the sale of the Bank's former West Girard branch office. The quarter ended June 30, 2000 included a $253 thousand gain on the sale of certificates of deposit to other financial institutions as part of the Bank's asset reduction/capital improvement plan.

Noninterest Expense

     Salaries and benefits decreased $174 thousand, or 21.88%, during the quarter ended June 30, 2001 compared to 2000. In May 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. The closure/consolidation of three branches in September 2000 resulted in further reductions in this expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased $34 thousand, or 14.04%, during the quarter ended June 30, 2001 compared to 2000. The decrease is primarily attributable a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers and the re-negotiation of existing contracts with servicers.

     Occupancy expense decreased approximately $47 thousand, or 10.20%, during the quarter ended June 30, 2001 compared to 2000. Until September 2000, the Bank leased its corporate headquarters under a lease accounted for as a capital lease. In October 2000, the Bank purchased this facility for approximately $1.4 million. This transaction is expected to save the Bank $1.6 million over the remaining term of the lease it had in place. In addition, the Bank consolidated two branches it acquired from First Union in 1999 with its existing branch network and closed its Frankford branch in September 2000. The Bank's former West Girard branch was sold in June 2001. The Bank's former Frankford branch has been listed with a realtor and is expected to be sold during 2001. The sale of these branches will result in additional occupancy expense savings.

     Professional services expense decreased approximately $133 thousand, or 67.67%, for the quarter ended June 30, 2001 compared to 2000. In 2000, the Bank incurred extraordinary consulting fees and legal fees related to the compliance with the Written Agreement it entered into with its primary regulators (Refer to Regulatory Matters). In 2001, the Bank implemented an earnings enhancement plan that eliminated all non-essential uses of professional services.

     Office operations and supplies expense decreased by $122 thousand, or 52.62%, for the quarter-ended June 30, 2001 compared to 2000. In September 2000, the Bank closed/consolidated three branches that resulted in reductions in branch operating cost (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's earnings enhancement plan, all other operating expenses are being tightly controlled.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement required the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. At June 30, 2001, the Bank continues to meet the required ratios. Management continues to address all matters outlined in the Agreement. Its most recent notification from its regulators dated July 18, 2001, indicates that it is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

Recent Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. These statements are expected to result in significant modifications relative to Company's accounting for goodwill and other intangible assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. SFAS No. 141 was effective upon issuance. SFAS No. 142 modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangibles assets for impairment rather than amortize them. SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and early adoption is not permitted except for business combinations entered into after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 142, but its preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

     On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 is not expected to have a material impact on the Company's financial position or results of operations.


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

     At June 30, 2001, a asset sensitive position is maintained on a cumulative basis through 1 year of 4.16% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the Bank's significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at June 30, 2001 are as follows:


                                      Market value of
            Changes in rate          portfolio equity
         ---------------------     --------------------
                                  (Dollars in thousands)

          +400 basis points            $ 2,770
          +300 basis points              4,263
          +200 basis points              6,506
          +100 basis points              7,737
          Flat rate                      9,017
          -100 basis points             10,084
          -200 basis points             10,582
          -300 basis points             11,739
          -400 basis points             12,613


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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at June 30, 2001. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

Monument Financial v. United Bank of Philadelphia
-------------------------------------------------

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



William Jairett et al. v. First Montauk Securities Corp., et al
---------------------------------------------------------------

     A complaint was filed in the United States District Court for the Eastern District of Pennsylvania by William Jairett and others against Ronald Hatfield and certain related parties (collectively the " Hatfield Defendants"), the Monument Financial Group, Inc ("Monument Financial") as well as United Bank of Philadelphia (the "Bank"). In summary the alleged claims against the Bank are that the Bank disbursed funds without authorization from the Monument Financial deposit account maintained with the Bank, due to its failure to require the necessary signatures needed to authorize disbursements and withdrawals from the account.

     The Court has granted, in part, a motion to further amend an amended answer and cross claim, by the Hatfield Defendants and Monument Financial, to include claims of fraud and misrepresentation and conspiracy against the Bank and other defendants but has denied a motion for leave to amend to include a cross claim for tortious interference against the Bank and others. The Court has dismissed claims by one of the principals of Monument Financial, based on alleged interference with other transactions but the principal has a right to appeal this dismissal at the end of the case.

     The Bank has been advised by its counsel that insurance coverage is available to it to provide partial protection against any loss by the Bank due to these claims and to defray part of the legal fees for defense against the claims and the Bank is in the process of determining the complete extent of its insurance coverage.

     An action, similar to the federal court action, has been filed against the Bank and the others defendants in the Common Pleas Court of Philadelphia making allegations similar to those in the Jairett litigation. At this time the Common Pleas Court deferred resolution of this case pending resolution of the Federal case.

     The Bank intends to vigorously defend the claims which have been made against it. The Bank has significant defenses but is unable to predict the outcome of the case.

Rococo LLC v. United Bank of Philadelphia
-----------------------------------------

     On May 15, 2000, Rococo LLC, the contractor of W. T. Development, Inc., the Bank's borrower , filed a complaint in the Court of Common Pleas of Delaware County. The complaint seeks damages from W. T. Development, Inc.and Bonsall Village, Inc partnership developers of the residential construction project known as Bonsall Village, for alleged nonpayment of construction invoices and also seeks damages from the Bank of $34,474 alleging that the Bank acted in concert with W. T. Development, Inc. with respect to nonpayment of certain of those invoices. The Bank has responded to an amended complaint and the Bank believes that it has substantial defenses and will vigorously contest the claims in the complaint. While discovery has not begun, based on the preliminary information which has been gathered, the Bank believes that the claims against it are not well founded.

     In March of 2001, W. T. Development, Inc. and Bonsall Village, Inc., the Bank's codefendants in the litigation, filed a petition to obtain leave of court to file a crossclaim against the Bank seeking damages against the Bank for its alleged failure to honor its commitment to finance the phased construction of the Bonsall Village project, as a result of which W. T. Development, Inc. and Bonsall Village , Inc allegedly were unable to full fill their obligations to the plaintiff, Rococo L.L.C. If the Bank is found liable on such crossclaim the codefendants will seek to hold the Bank liable for any damages due the plaintiff, Rococo L.L.C., from the codefendants. The Bank believes that it has substantial defenses against such cross-claim and will vigorously contest those claims.

     On May 23, 2001, Fincourt B. Shelton and Vivian B. Shelton H/W and W.T. Development, Inc. filed a summons which may lead to filing an additional complaint concerning the foregoing claims.


Item 2. Working Capital Restrictions on Payment of Dividends.
------  -----------------------------------------------------

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

     The Federal Deposit Insurance act generally prohibits all payments of dividends a bank, which is in default of any assessment to the Federal Deposit Insurance Corporation. (Refer to Regulatory Matters)


Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

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



Item 4. Submission of Matters to a Vote of Security Holders.
------  ----------------------------------------------------

        None



Item 5.  Other Information.
-------  ------------------

         None




Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

         None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED BANCSHARES, INC.


Date: August 14, 2001             /s/ Evelyn Smalls
                                  --------------------------
                                  Evelyn Smalls
                                  President & CEO


                                  /s/ Brenda Hudson-Nelson
                                  --------------------------
                                  Brenda Hudson-Nelson
                                  Chief Financial Officer