Form 10-Q
period 2001-09-30
UNITED BANCSHARES INC /PA
filed 2001-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
            PERIOD ENDED SEPTEMBER 30, 2001 OR

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

     Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 9, 2001, 1,099,588 (191,667 Class B Non voting) shares were issued and outstanding.

     The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of November 9, 2001.

Item 1. Financial Statements

                                  Balance Sheet
                                   (unaudited)
                                                    September 30,  December 31,
                                                        2001          2000
                                                     ----------   -----------
Assets
Cash and due from banks                               4,935,025     5,328,384
Interest bearing deposits with banks                    253,989       245,496
Federal funds sold                                    7,370,000       720,000
                                                    -----------   -----------
Cash & cash equivalents                              12,559,014     6,293,880

Investment securities:
     Held-to-maturity, at amortized cost
     (market value of $12,843,973 and $23,555,339
     at September 30, 2001 and December 31, 2000,
     respectively)                                   12,462,921    23,587,092
     Available-for-sale, at market value             14,326,287    11,426,544

Loans, net of unearned discount                      46,216,880    45,305,468
Less: allowance for loan losses                        (545,889)     (562,174)
                                                    -----------   -----------
Net loans                                            45,670,991    44,743,294

Bank premises & equipment, net                        3,070,167     3,457,518
Accrued interest receivable                           1,040,773     1,158,485
Other real estate owned                                  46,250        50,000
Core deposit intangible                               2,163,216     2,297,674
Prepaid expenses and other assets                       849,133       518,721
                                                   ------------   -----------
Total Assets                                         92,188,752    93,533,208
                                                   ============   ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                18,431,194    20,386,652
Demand deposits, interest bearing                    14,555,398    15,942,933
Savings deposits                                     23,808,075    25,355,811
Time deposits, $100,000 and over                     13,302,774     9,063,433
Time deposits                                        11,841,812    12,489,281
                                                   ------------   -----------
                                                     81,939,253    83,238,110

Accrued interest payable                                242,453       230,357
Accrued expenses and other liabilities                  828,461       715,231
                                                   ------------   -----------
Total Liabilities                                    83,010,167    84,183,699

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%,                1,432         1,432
    $.01 par value, 500,000 shrs auth.,
    143,150 issued and outstanding
  Common stock, $.01 par value;
    2,000,000 shares authorized; 1,099,588 shares
    issued and outstanding at September 30, 2001 and
    1,099,421 at December 31, 2000, respectively         10,996        10,994

Additional-paid-in-capital                           14,719,482    14,717,484
Accumulated deficit                                  (5,798,360)   (5,413,111)
Net unrealized gain on available-for-sale
 securities                                             245,035        32,710
                                                   ------------   -----------
Total Shareholders' equity                            9,178,585     9,349,509
                                                   ------------   -----------
                                                     92,188,752    93,533,208
                                                   ============   ===========

                             Statement of Operations
                                   (unaudited)

                                                     Three months         Three months      Nine months       Nine months
                                                         ended               ended             ended             ended
                                                      September 30,       September 30,     September 30,     September 30,
                                                          2001                2000               2001              2000
                                                      -------------      ------------      -------------     ------------

Interest Income:
          Interest and fees on loans                       840,761       $ 1,123,044         2,813,856       $ 3,603,695
          Interest on investment securities                422,416           732,374         1,332,376       $ 2,569,349
          Interest on Federal Funds sold                    86,003            45,172           236,556       $   317,394
          Interest on time deposits with other banks         2,154                 0             6,262       $    10,408
                                                       ------------      ------------      ------------      ------------
Total interest income                                    1,351,334         1,900,590         4,389,050         6,500,846

Interest Expense:
          Interest on time deposits                        274,234           288,438           838,678       $ 1,140,558
          Interest on demand deposits                       40,481           131,620           148,896       $   515,896
          Interest on savings deposits                      87,374           121,478           271,472       $   390,891
          Interest on borrowed funds                            75            99,441                75       $   241,382
                                                       ------------      ------------      ------------      ------------
Total interest expense                                     402,164           640,977         1,259,121         2,288,727

Net interest income                                        949,170         1,259,613         3,129,929         4,212,119

Provision for loan losses                                   30,000           460,000            60,000           640,000
                                                       ------------      ------------      ------------      ------------
Net interest income less provision for
          loan losses                                      919,170           799,613         3,069,929         3,572,119
                                                       ------------      ------------      ------------      ------------

Noninterest income:
          Gain on sale of loans                                  0                 0                 0       $    17,783
          Customer service fees                            556,454           685,925         1,666,380       $ 2,025,772
          Realized gain (loss) on investments                    0           (66,761)                0      ($   194,224)
          Other income                                      19,975            68,098           146,853       $   433,831
                                                       ------------      ------------      ------------      ------------
Total noninterest income                                   576,429           687,262         1,813,233         2,283,162

Non-interest expense
          Salaries, wages, and employee benefits           687,037           750,346         1,956,048       $ 2,461,581
          Occupancy and equipment                          406,675           464,519         1,219,088       $ 1,364,252
          Office operations and supplies                   110,457           186,150           356,366       $   644,273
          Marketing and public relations                    32,886            47,099            74,356       $   108,006
          Professional services                             43,159            72,443           167,908       $   437,176
          Data processing                                  186,069           238,264           603,326       $   732,921
          Deposit insurance assessments                     36,297            77,107           113,782       $   109,454
          Other noninterest expense                        265,147           331,932           777,537       $ 1,035,902
                                                       ------------      ------------      ------------      ------------
Total non-interest expense                               1,767,727         2,167,860         5,268,411         6,893,565
                                                       ------------      ------------      ------------      ------------

          Net income (loss)                            ($  272,128)      ($  680,985)      ($  385,249)      ($1,038,284)
                                                       ===========       ===========       ===========       ===========

          Earnings per share-basic                     ($     0.25)      ($     0.65)      ($     0.35)      ($     0.98)
                                                       ===========       ===========       ===========       ===========

          Earnings per share-diluted                   ($     0.25)      ($     0.65)      ($     0.35)      ($     0.98)
                                                       ===========       ===========       ===========       ===========

Weighted average number of shares                        1,099,497         1,044,215         1,099,497         1,063,070
                                                       ===========       ===========       ===========       ===========


                             Statement of Cash Flows
                                   (unaudited)
                                                    Nine months     Nine months
                                                       ended          ended
                                                     September       September
                                                       2001            2000
                                                    ----------     -----------
Cash flows from operating activities
Net income (loss)                                  ($ 385,249)     (1,038,284)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
     Provision for loan losses                          60,000        640,000
     Loss on sale of loans                                --          (17,783)
     Depreciation and amortization                     579,752        750,389
     Realized investment securities losses                 --         194,224
     Decrease (increase) in accrued interest
       receivable and other assets                    (212,700)     1,485,388
     Increase (decrease) in accrued interest
       payable and other liabilities                   125,326     (1,351,552)
                                                    ----------      ---------
Net cash provided by operating activities              167,129        662,382

Cash flows from investing activities
Purchase of investments--Available-for-Sale         (9,264,274)    (1,484,473)
Purchase of investments--Held-to-Maturity                  --      (2,636,746)
Proceeds from maturity & principal reductions
  of investments--Available-for-Sale                 5,347,078        697,522
Proceeds from maturity & principal reductions
  of investments--Held-to-Maturity      `           12,274,836        727,124
Proceeds from sale of
  investments--Available-for-Sale                      118,600     17,929,738
Sale of deposits to other financial institutions          --       (6,544,666)
Proceeds from sale of student loans                        --       2,421,636
Net (increase) decrease in loans                      (987,697)     6,392,323
Purchase of premises and equipment                     (93,681)      (268,622)
                                                    ----------     ----------
Net cash provided by (used in)
  investing activities                               7,394,862     17,233,836


Cash flows from financing activities

Net increase (decrease) in deposits                 (1,298,857)   (30,320,020)
Net proceeds from issuance of common stock               2,000        411,810
                                                    ----------     ----------
Net cash provided by (used in)
  financing activities                              (1,296,857)   (29,908,210)

Increase (decrease) in cash and cash equivalents     6,265,134    (12,011,992)

Cash and cash equivalents at                         6,293,880     16,920,216
  beginning of period
Cash and cash equivalents at
  end of period                                     12,559,014      4,908,224
                                                    ==========     ==========
Supplemental disclosures of
  cash flow information
Cash paid during the period for interest             1,271,217      1,295,319
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


Selected Financial Data

     The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars,            Three months ended       Three months ended
 except per share data)              September 30,             September 30,
                                          2001                    2000
                                  ------------------       -------------------

Net interest income                      $949                    $1,260
Provision for loan losses                  30                       460
Noninterest income                        576                       687
Noninterest expense                     1,768                     2,168
Net income (loss)                        (272)                     (681)

Earnings per share--
  basic and diluted                     ($.25)                    ($.65)


Balance sheet totals:                September 30,            December 31,
                                         2001                    2000
                                     -------------           -------------
Total assets                            $92,189                 $93,533
Loans, net                              $45,671                 $44,743
Investment securities                   $26,789                 $35,014
Deposits                                $81,939                 $83,238
Shareholders' equity                    $ 9,179                 $ 9,350

Ratios
Return on assets                         (.30)%                 (0.63)%
Return on equity                        (2.96)%                 (8.08)%
Equity to assets ratio                   7.38%                   7.74%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $252 thousand, or .31%, during the quarter ending September 30, 2001. Average funding uses increased $620 thousand, or .79%, for the same quarter.

Sources and Uses of Funds Trends

                          September 30,                              June 30,
                              2001                                     2001
                            -------      Increase                    -------
                            Average     (Decrease)                   Average
                            Balance       Amount          %          Balance
                            -------     ---------       -----        -------
Funding uses:
  Loans                     $45,321       $  425         0.95%       $44,896
  Investment securities
    Held-to-maturity         15,521       (1,947)      (11.15)        17,468
    Available-for-sale       11,237        1,113        10.99         10,124
  Federal funds sold          7,499        1,029        15.90          6,470
                            -------      -------                     -------
       Total uses           $79,578       $  620                     $78,958
                            =======      =======                     =======

Funding sources:
  Demand deposits
    Noninterest-bearing     $19,564        ($255)       (1.29)%      $19,819
    Interest-bearing          7,782          443          6.04         7,339
  Savings deposits           31,051         (397)        (1.26)       31,448
  Time deposits              23,727          462          1.99        23,265
  Other borrowed funds            1           (1)       (50.00)%           2
                            -------      -------                     -------
    Total sources           $82,125       $  252                     $81,873
                            =======      =======                     =======


Loans

     Average loans increased approximately $425 thousand, or .95%, during the quarter ended September 30, 2001. This increase is primarily due to the Bank's participation in approximately $2 million commercial loans of other financial institutions during the quarter. The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to increase its loan portfolio. This strategy is being utilized while the Bank continues to enhance its own business development capacity.

     The increase in the commercial loan portfolio during the quarter was offset by paydowns in the Bank's consumer and residential loan portfolios. In February 1999, the Bank purchased a $22 million portfolio of seasoned automobile loans from another financial institution. Approximately 90% of this portfolio has paid down. Paydowns in this portfolio are averaging approximately $400 thousand per month. Prepayments in the mortgage loan portfolio continue as consumers refinance existing loans or sell existing homes to purchase new homes to take advantage of the current low interest rate environment.

     The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)       September 30,      December 31,
                                  2001              2000
                                -------           -------
Commercial and industrial       $17,266           $12,081
Consumer loans                    8,570            10,908
Residential mortgages            20,381            22,316
                                -------           -------
       Total Loans              $46,217           $45,305
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

     The following Table presents an analysis of the allowance for loan losses.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

       Balance at January 1, 2001              $562
       Charge-offs:
          Commercial and industrial             (49)
          Residential mortgages                  --
          Consumer loans                       (142)
                                               ----
              Total charge-offs                (191)

       Recoveries                               115
          Net (charge-offs) recoveries          (76)
          Additions charged to operations        60
                                               ----
       Balance at September 30, 2001           $546
                                               ====

     The allowance for loan losses as a percentage of total loans was 1.18% at September 30, 2001. During 2000, management aggressively charged-off classified and/or past due loans. Post-charge-off collection procedures have been implemented to maximize recovery of these charge-offs. In addition, proactive collection measures are now being implemented to identify and correct problem loans early before they become charge-offs. Management believes the level of the allowance for loan losses was adequate as of September 30, 2001.

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


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 2001, non-accrual loans were $217 thousand--approximately $164 thousand were residential mortgage loans. The underlying real estate collateral associated with these loans minimizes the risk of loss. There is no known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

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

     At September 30, 2001, approximately 27% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At September 30, 2001, none of these loans was nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, increased on average by $195 thousand, or .57%, during the quarter ended September 30, 2001. This increase is due to the growth in average deposit levels during the quarter.

     The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is 2.20 years. In the current declining rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 39.1% at September 30, 2001. Approximately $2.5 million securities were called during the quarter. However, the Bank was able to re-invest these funds in securities with similar yields. Calls will likely continue as rates trend downward. The result is additional liquidity and a possible reduction in yield on the portfolio. The Bank will continue to take steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that are fixed rate or perform well in a declining rate environment.

Deposits

     Average deposits increased approximately $253 thousand, or .31%, during the quarter ended September 30, 2001. A business development plan has been initiated to increase deposit levels. The focus of this effort is the identification of existing customers with single account relationships for the purpose of cross-selling them additional bank products. In addition, the Bank is developing a strong group of corporate alliances as an efficient means of generating new business.


Other Borrowed Funds

     The average balance for other borrowed funds decreased $1 thousand, or .50%, during the quarter ended September 30, 2001. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.

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

     The Bank's financial instrument commitments at September 30, 2001 are summarized below:

Commitments to extend credit       $4,841,000
Outstanding letter of credit       $   65,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Bank (the "FRB")regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of September 30, 2001, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $8.1 million loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 2001:

                                 (Thousands of
                                    dollars)

3 months or less                    $ 2,755
Over 3 through 12 months              9,748
Over 1 through three years              800
Over three years                         --
                                    -------
     Total                          $13,303
                                    =======

Capital Resources

     Total shareholders' equity decreased approximately $171 thousand during the quarter ended September 30, 2001. The decrease was due to an increase in the accumulated deficit as a result of the loss of $272 thousand incurred during the quarter offset in part by increases in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities).

     FRB standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

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

                                  September 30,       December 31,
                                      2001              2000
                                    -------           -------
Total Capital                       $ 8,932           $ 9,317
     Less: Intangible Assets         (2,163)           (2,298)
                                    -------           -------
Tier 1 Capital                        6,769             7,019
                                    -------           -------
Tier 2 Capital                          537               537
                                    -------           -------
     Total Qualifying Capital       $ 7,306           $ 7,556
                                    =======           =======

Risk Adjusted Total Assets
  (including off-balance
   sheet exposures)                  $42,975           $42,949
Tier 1 Risk-Based Capital Ratio       15.75%            16.34%
Tier 2 Risk-Based Capital Ratio       17.00%            17.59%
Leverage Ratio                         7.61%             7.39%

Results of Operations

Summary

     The Bank had a net loss of approximately $272 thousand ($.25 per common share) for the quarter ended September 30, 2001 compared to a net loss of $681 thousand ($.65 per common share) for the quarter ended September 30, 2000. The financial results for the quarter ended September 30, 2000 included a provision for loan losses of $460 thousand compared to $30 thousand for the same quarter in 2001. During 2000, the Bank aggressively charged-off all known problem loans. A more detailed explanation for each component of earnings is included in the sections below.

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

     Net interest income decreased $310 thousand, or 24.65%, for the quarter ended September 30, 2001 compared to 2000. The decrease was primarily attributable to a significant reduction in average earning assets to $79.5 million at September 30, 2001 compared to $101 million at September 30, 2000. To meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit accountholders to remove deposits, and consolidated three branches in its branch network.

     Also contributing to the decrease in net interest income was a reduction in interest rates. During the nine months ended September 30, 2001, there was an unprecedented 300 basis point reduction in the prime rate and other short-term investment rates including Federal Funds Sold. (Refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for discussion on strategies used by the Bank to minimize its interest rate risk.)

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending September 30, 2001 was $30 thousand compared to $460 thousand for the same quarter in 2000. The reduction in provisions is due to the aggressive charge-off of problem loans in 2000 and a smaller loan portfolio in 2001.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Total noninterest income for the quarter ended September 30, 2001 declined $111 thousand, or 16.13%, compared to the same quarter in 2000. Customer service fees made up the largest part of this decline. These fees decreased $129 thousand, or 18.88%, for the quarter ended September 2001 compared to 2000, primarily because of a reduction in activity fees on deposits. The Bank's lower deposit levels in 2001 compared to 2000 result in less overdraft fees, activity service charges and low balance fees.

Noninterest Expense

     Salaries and benefits decreased $63 thousand, or 8.44%, during the quarter ended September 30, 2001 compared to 2000. In May 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. The closure/consolidation of three branches in September 2000 resulted in further reductions in this expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased $52 thousand, or 21.91%, during the quarter ended September 30, 2001 compared to 2000. The decrease is primarily attributable a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers.

     Occupancy expense decreased approximately $58 thousand, or 12.45%, during the quarter ended September 30, 2001 compared to 2000. Until September 2000, the Bank leased its corporate headquarters under a lease accounted for as a capital lease. In October 2000, the Bank purchased this facility for approximately $1.4 million. This transaction is expected to save the Bank $1.6 million over the remaining term of the lease it had in place. In addition, the Bank consolidated two branches it acquired from First Union in 1999 with its existing branch network and closed its Frankford branch in September 2000. The Bank's former West Girard branch was sold in June 2001. The Bank's former Frankford branch has been listed with a realtor and is expected to be sold during 2001. The sale of these branches will result in additional occupancy expense savings.

     Professional services expense decreased approximately $29 thousand, or 40.42%, for the quarter ended September 30, 2001 compared to 2000. In 2000, the Bank incurred extraordinary consulting fees and legal fees related to the compliance with the Written Agreement it entered into with its primary regulators (Refer to Regulatory Matters). In 2001, the Bank implemented an earnings enhancement plan that eliminated all non-essential uses of professional services.

     Office operations and supplies expense decreased by $76 thousand, or 40.66%, for the quarter-ended September 30, 2001 compared to 2000. In September 2000, the Bank closed/consolidated three branches that resulted in reductions in branch operating cost (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's earnings enhancement plan, all other operating expenses are being tightly controlled.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement required the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. At September 30, 2001, the Bank continues to meet the required ratios. Management continues to address all matters outlined in the Agreement and believes that it is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

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

     At September 30, 2001, a asset sensitive position is maintained on a cumulative basis through 1 year of 4.36% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the Bank's net income. This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at September 30, 2001 are as follows:

            Changes in rate        Market value of equity
         ---------------------     ----------------------
                                  (Dollars in thousands)

          +200 basis points           $3,621
          +150 basis points            5,502
          +100 basis points            8,164
          + 50 basis points            7,397

          Flat rate                    8,812
          - 50 basis points            9,636
          -100 basis points           11,052
          -150 basis points           12,145
          -200 basis points           13,137

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered to be significant and is within the Bank's policy limits at September 30, 2001. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

Monument Financial v. United Bank of Philadelphia
--------------------------------------------------

     A writ of summons was issued at the request of Monument Financial Group, Inc. and Ronald Hatfield, respectively, an United Bank of Philadelphia ( the "Bank") account holder and its principal (collectively the "Plaintiffs") to commence an action against the Bank in the Court of Common Pleas, Philadelphia County on June 28, 1999. The suit involves the processing of account transactions in alleged non-compliance with the deposit contract. This conduct by the Bank allegedly resulted in a loss to the Plaintiffs in an undetermined amount. The Plaintiffs filed a complaint on July 28, 1999. This action was voluntarily dismissed by the Plaintiffs on the February 4, 2000.



William Jairett et al. v. First Montauk Securities Corp., et al.
----------------------------------------------------------------

     A complaint was filed in the United States District Court for the Eastern District of Pennsylvania by William Jairett and others against Ronald Hatfield and certain related parties (collectively the " Hatfield Defendants"), the Monument Financial Group, Inc ("Monument Financial") as well as United Bank of Philadelphia (the "Bank"). In summary the alleged claims against the Bank are that the Bank improperly disbursed funds from the Monument Financial deposit account maintained with the Bank because the Bank disbursed funds, in noncompliance with the deposit contract due to the failure to require the necessary signatures needed to authorize disbursements and withdrawals from the account. The Plaintilff's legal theory is that the Bank allowed Monument to hold out to them that the account was a restricted account. The Court has recently granted, in part, a motion to further amend an amended answer and cross claim, by the Hatfield and Monument Financial Defendants, to include claims of fraud and misrepresentation and conspiracy against the Bank and other defendants but has denied a motion for leave to amend to include a cross claim for tortious interference against the Bank and others.

     The Bank believes that certain insurance coverage is available to it to provide partial protection against any loss by the Bank due to these claims and to defray part of the legal fees for defense against the claims and the Bank is in the process of determining the complete extent of its coverage. The Bank intends to vigorously defend the claims which have been made against it.

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

Rococo LLC v. United Bank of Philadelphia
-----------------------------------------

     On May 15, 2000, Rococo LLC, the contractor of W. T. Development Company, the Bank's borrower, filed a complaint in the Court of Common Pleas of Delaware County. The complaint seeks damages from the W. T. Development Company and Bonsall Village , Inc partnership developers of the residential construction project known as Bonsall Village, for alleged nonpayment of construction invoices and also seeks damages from the Bank of $34,474 alleging that the Bank acted in concert with the W. T. Development Company with respect to nonpayment of certain of those invoices. The Bank has responded to an amended complaint and the Bank believes that it has substantial defenses and will vigorously contest the claims in the complaint. The Bank believes that the claims against it are not well founded. The court has listed the case on its trial list beginning January 2, 2002.

     In March of 2001, W. T. Development Company and Bonsall Village , Inc., the Bank's codefendants in the litigation, filed a petition to obtain leave of court to file a crossclaim against the Bank seeking damages against the Bank for its alleged failure to honor its commitment to finance the phased construction of the Bonsall Village project, as a result of which W. T. Development Company and Bonsall Village , Inc allegedly were unable to fulfill their obligations to the plaintiff, Rococo L.L.C. If the Bank is found liable on such crossclaim the codefendants will seek to hold the Bank liable for any damages due the plaintiff, Rococo L.L.C., from the codefendants. The Bank believes that it has substantial defenses against such crossclaim and will vigorously contest those claims.

     On May 23, 2001, Fincourt B. Shelton and Vivian B. Shelton H/W and W.T. Development, Inc. filed a summons which may lead to filing an additional complaint concerning the foregoing claims.


Item 2.  Working Capital Restrictions on Payment of Dividends.
--------------------------------------------------------------

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


                                  UNITED BANCSHARES, INC.


Date: November 14, 2001           /s/ Evelyn Smalls
                                  --------------------------
                                  Evelyn Smalls
                                  President & CEO


Date: November 14, 2001           /s/ Brenda Hudson-Nelson
                                  --------------------------
                                  Brenda Hudson-Nelson
                                  SVP/Chief Financial Officer