Form 10-K
period 2001-12-31
UNITED BANCSHARES INC /PA
filed 2002-04-01
CIK 944792

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                             ----------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                             UNITED BANCSHARES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                           --------------------------
                           (Registrants' file number)


                 Pennsylvania                                  23-2802415
--------------------------------------------------         -------------------
       (State of other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

300 North Third Street, Philadelphia, Pennsylvania                19106
--------------------------------------------------         -------------------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code: (215) 351-4600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, $.01
                                    par value
                              ---------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Documents Incorporated by Reference: Part III -- Portions of Registrant's definitive Proxy Statement for 2001 annual shareholders meeting, filed with the Commission pursuant to Regulation 14A.

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    FORM 10-K


                                      Index


                                     PART I
Item No.                                                                Page

  1.  Business........................................................     3
  2.  Properties......................................................    11
  3.  Legal Proceedings...............................................    12
  4.  Submission of Matters to a Vote of Security Holders.............    12

                                     PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters.........................................................    12
  6.  Selected Financial Data.........................................    14
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.......................................    14
  7a  Quantitative and Qualitative Disclosures about Market Risk......    28
  8.  Financial Statements and Supplementary Data.....................    28
  9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure........................................    28

                                    PART III

 10.  Directors and Executive Officers of Registrant..................    29
 11.  Executive Compensation..........................................    30
 12.  Security Ownership of Certain Beneficial Owners and Management..    30
 13.  Certain Relationships and Related Transactions..................    30

                                     PART IV

 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K    31




      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 28, 2002.

     United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. None of the shares of the Registrant's stock was sold within 60 days of the filing of this Form 10-K. As of March 18, 2002 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,100,388 (including 191,667 Class B Non voting).

     The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of March 18, 2002.

     The Exhibit index is on page 57. There are 57 pages in the Form 10-K.


                                     PART I

     SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENT

     Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (the "UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS's actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on the UBS and its customers; (b) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (c) the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (d) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS's trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and (e) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated. All written or oral forward-looking statements attributable to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements.

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

     As of March 18, 2002, the UBS and the Bank had a total of 64 employees.

United Bank of Philadelphia

     The Bank, an African-American controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department"). The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     The Bank conducts all its banking activities through its four offices located as follows: (i) Center City Branch Two Penn Center, Philadelphia, Pennsylvania; (ii) West Philadelphia Branch 37th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. In January 2002, the Bank closed and consolidated its 714 Market Street Branch with its branch located at Two Penn Center to create operating efficiencies. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2001, the Bank had total deposits aggregating approximately $79.4 million and had total net loans outstanding of approximately $42.3 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

     The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. At March 18, 2002, the Bank's maximum legal lending limit was approximately $984,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Bank has established relationships with correspondent banks to participate in loans that exceed the Bank's internal policies or legal lending limits. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

     The Bank also offers commercial and retail products. In the area of commercial loans, the Bank has flexibility to develop loan arrangements targeted at a customer's objectives. Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk. The Bank participates in the government-sponsored Small Business Administration ("SBA") lending program and when the Bank deems it appropriate, obtains SBA guarantees for up to 90% of the loan amount. This guaranty is intended to reduce the Bank's exposure to loss in its commercial loan portfolio. Commercial loans are typically made on the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

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

Supervision and Regulation

     The Holding Company, UBS, is registered under the Securities Exchange Act of 1934, as amended, and is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. Accordingly, if UBS wishes to issue additional shares of its common stock, in order, for example, to raise capital or to grant stock options, UBS will have to comply with the registration requirements of the Securities Act of 1933, as amended and the applicable states securities laws, or to qualify for exemption from registration.

     UBS is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to supervision by the Federal Reserve Board. The BHC Act requires UBS to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits UBS from acquiring more than 5% of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

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

     As a bank holding company, UBS is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may also make examinations of the holding company and any or all of subsidiaries. Further, under Section 106 of the 1970 amendments to the BHC Act and the Federal Reserve Board's regulation, a bank holding company's subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of credit of any property or services. The so called "anti-tying" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

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

     Subject to satisfaction of the requirements of the Pennsylvania Banking Code of 1965, as amended, the ("Code"), the Registrant is permitted to control an unlimited number of banks. However, the Registrant would be required under the BHC Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, the registrant would own or control more than 5% of the voting shares of such bank. The BHC Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 which authorizes bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state.

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

     In addition, a banking institution existing under the laws of another jurisdiction may establish a branch in Pennsylvania if the laws of the jurisdiction in which it is located permit a Pennsylvania-chartered institution or a national bank located in Pennsylvania to establish and maintain a branch in such jurisdiction on substantially the same terms and conditions.

     In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property is not liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental resources or to any other person by virtue of the fact that the lender engages in such commercial lending practices. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violation of an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

      The Bank as a subsidiary bank of a holding company is subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act, as amended, and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

      Federal law also prohibits the acquisition of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company.

      The Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice or in violation of applicable law. Moreover, the Federal Reserve Board may: (i) empower the FDIC to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorize the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restrict lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) restrict management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the Federal Reserve Board has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

      In April 1995, the Bank's regulators revised the Community Reinvestment Act ("CRA") with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized by examiners to assign a numerical score for a bank's performance in each of three areas: lending, service and investment. Under the CRA, the Federal Reserve Board is required to: (i) assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low-and moderate-income neighborhoods) which they serve, and (ii) take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. The CRA also requires the federal banking agencies to make public disclosures of their evaluation of each bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rate ("outstanding," "satisfactory," "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. After its most recent examination of the Bank under CRA, the FDIC gave the Bank a CRA rating of "outstanding".

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

Federal Deposit Insurance Corporation Act of 1991

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDIC Improvement Act") includes several provisions that have a direct impact on the Bank. The most significant of these provisions are discussed below. In order to minimize losses to the deposit insurance funds, the FDIC Improvement Act establishes a format to monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDIC Improvement Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

      Under Current regulations, a "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% Tier I risk-based capital ratio, a 5% Tier I Leverage Ratio, and is not subject to any written order or final directive by its regulatory agency to meet and maintain a specific capital level.

      An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement to be in the form of Tier I capital, this also will mean that a bank would need to maintain at least 4% Tier I risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized." The most recent notification from the Federal Reserve authorities categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action.

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

      A "critically undercapitalized" institution is one that has a tangible equity (Tier I capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to "undercapitalized" and "significantly undercapitalized" institutions, any institution that becomes "critically undercapitalized" is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions; amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

Financial Services Act of 1999

      On March 11, 2000 the Financial Services Act of 1999 (the "FSA"), sometimes referred to as the Gramm-Leach-Bliley Act, became effective.

      The FSA repeals provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

      The FSA amends the BHC Act to allow new "financial holding companies" ("FHC") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amends Section 4 of the Act in order to provide for a framework for the engagement in new financial activities. Bank holding companies may elect to become a financial holding company if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity. Bank holding companies may engage in financial activities without prior notice to the Federal Reserve Board if those activities qualify under the new list in Section 4(k) of the BHC Act. However, notice must be given to the Federal Reserve Board within 30 days after a FHC has commenced one or more of the financial activities.

      Under the FSA, a bank subject to various requirements is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHC's. However, to be able to engage in such activities the bank must continue to be well-capitalized and well-managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act examination. UBS cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for UBS.

Privacy of Consumer Financial Information

      The FSA also a contains a provision designed to protect the privacy of each consumer's financial information in a financial institution. Pursuant to the requirements of the FSA, the financial institution regulators (the "regulators") have promulgated final regulations (the "regulations") intended to better protect the privacy of a consumer's financial information maintained in financial institutions.

      The regulations are designed to prevent financial institutions, such as the Bank, from disclosing a consumer's nonpublic personal information to third parties that are not affiliated with the financial institution.

      However, financial institutions can share a customer's personal information or information about business with their affiliated companies. The regulations also provide that financial institutions can disclose nonpublic personal information to non-affiliated third parties for marketing purposes but the financial institution must provide a description of its privacy policies to the consumers and give the consumers an opportunity to opt-out of such disclosure and, thus, prevent disclosure by the financial institution of the consumer's nonpublic personal information to non-affiliated third parties.

      The regulations, among other things, provide guidance concerning what are "nonpublic personal information", "consumers", and "customers", as well as about the required timing for notices to customers and the means by which customers can exercise their right to opt out of disclosure of their personal information.

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

Consumer Protection Rules - Sale of Insurance Products

      In addition, as mandated by Section 305 of the FSA, the regulators have published consumer protection rules (the "Rules") which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as the Bank and its subsidiaries.

      In very brief summary, the Rules provide that before the sale of insurance or annuity products can be completed, disclosures must be made that state that such insurance products are not deposits or other obligations of or guaranteed by the FDIC or any other agency of the United States, the Bank or its affiliates. In the case of an insurance product, including an annuity, that involves an investment risk, there is an investment risk involved with the product, including a possible loss of value.

      The Rules also provide that the Bank may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the Bank or its affiliates or on the consumer's agreement not obtain or prohibit the consumer from obtaining an insurance product or annuity from an unaffiliated entity.

      The Rules also require formal acknowledgment from the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public.

      The Bank currently does not market insurance products. The Rules will significantly affect the manner in which the Bank would market insurance products, if the Bank does so in the future.

Impact of Governmental Policies and Future Legislation

      As the enactment of the FSA confirms, from time to time, various proposals are made in the United States Congress as well as Pennsylvania legislature and by various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of bank organizations. Among current proposals which could be significant to UBS or the Bank are the continued liberalization of the restrictions on the acquisition of out-of-state banks by bank holding companies, the expansion of the powers of banks and thrift institutions, the liberalization of the restrictions upon the activities in which bank holding companies may engage, the imposition of limitations on interest rates and service charges, certain consumer legislation and the requirement to provide certain basic banking services. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of UBS or the Bank.

      As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

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

Recent Regulatory Developments

      By the end of 2001, in the wake of the events of September 11, 2001, the banking regulators had published for comment or taken under consideration new regulations concerning money laundering.

      The federal budget for 2003 indicates a possible need for an increase in bank deposit insurance coverage and in the premiums charged to banks for such insurance and draft legislation has been introduced in the Congress with respect to these matters. In March of 2002 the FDIC announced that an increase in deposit insurance premiums was likely in the second half of 2002.

      It is not now possible to assess the impact on the Bank of any of the foregoing proposals.


                              ITEM 2 -- PROPERTIES

Corporate Headquarters

   In August 1999, the Bank moved its corporate headquarters from the branch facility at 714 Market Street to the building at 300 North Third Street, Philadelphia, Pennsylvania. In October 2000, the Bank purchased the building from a former officer in conjunction with the settlement of a legal matter for approximately $1.4 million. Before its purchase, the Bank leased the building from this officer under a 10-year non-cancelable capital lease. The facility consists of 25,000 square feet including executive offices, operations, finance, human resource, security and loss prevention functions. The Bank sublets approximately 1400 square feet to the law firm of Tucci & Tannenbaum, P.C.; 2,500 square feet to the African American Interdenominational Ministries; and 650 square feet to Roland Jarvis, Esquire.

Market Street Branch

   The Bank's Market Street Branch was located on the first floor of a multi-tenant retail and commercial office building at 714 Market Street, Philadelphia, Pennsylvania. The Bank occupied approximately 5,700 square feet of space pursuant to a lease that expired on February 28, 2002. In conjunction the expiration of the lease, the branch operations of this facility were consolidated with the branch located at Two Penn Center in January 2002. The aggregate monthly rent for this location was $14,023.

Mt. Airy Branch

   The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,415.

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

Frankford Branch

   In 1995, the Bank purchased a branch facility at 4806 Frankford Avenue. In September 2000, the Bank closed this facility. It is expected to be sold during 2002.

West Girard Branch

   The Bank leases a facility located at 2836 West Girard Avenue. The branch operations of this facility were discontinued in September 2000. An ATM machine remained operational at this facility until the February 2002 when it was relocated to 2820 West Girard. The aggregate monthly rental for the facility is $500.

West Philadelphia Branch

   On July 22, 1996, the Bank acquired a branch location at 3750 Lancaster Avenue from PNC Bank. The facility is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental is $2,750 exclusive of taxes, insurance, utilities and janitorial service.

Progress Plaza Branch

   The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The facility comprises a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,656 per month.

                           ITEM 3 -- LEGAL PROCEEDINGS

   None. All of the litigation involving the Bank listed in the Registrant's 10-Q Report for the period ending September 30, 2001 has been settled in a manner satisfactory to the Bank.

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

                                     PART II

           ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Common Stock

   As of March 18, 2002 there were 3,163 shareholders of record of UBS's Common Stock.

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

   Beginning April 24, 1995, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock and 750,000 warrants to purchase a share of the common stock. 18,465 shares and 55,395 warrants have been sold pursuant to this offering. Each unit, consisting of one share of common stock and three warrants to purchase one share of common stock in each of three subsequent years (total 3 shares), was issued at $12.00 per unit. The warrant exercise price was $8.00 per share for the 1996 Warrant, was $9.00 per share for the 1997 Warrant, and was $10.00 per share for the 1998 Warrant. The units were offered pursuant to an exemption from registration contained in section 4(2) and 3(a)(5) of the Act. No underwriters were used and no commissions were paid as a result of this offering. The offering closed on December 31, 1995. In December 1995, the Registrant sold 41,666 shares of Registrant's common stock in an offering exempt from registration pursuant to section 4(2) of the Act at a purchase price of $12.00 per share. This sale was accomplished pursuant to a commitment to purchase these securities issued in December 1994.

   Beginning May 10, 1996, Registrant commenced a private offering solely to existing stockholders of 250,000 shares of its common stock. 6,934 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption from registration contained in 4(2) and 3(a)(5) of the Act. During 1996, the Registrant received, $55,536 and issued 6,942 shares as a result of warrant exercises by shareholders to purchase common stock at a price of $8.00 per share. Beginning May 19, 1997, Registrant commenced an offering solely to existing stockholders of 250,000 shares of its common stock, initially on a pro-rata basis. 3,550 shares were sold pursuant to this offering. The stock was offered pursuant to an exemption contained in 4(2) and 3(a)(5) of the Act. During 1997, the Registrant received $34,710 and issued 3,856 shares as a result of exercise of the 1997 warrants at $9.00 per share. During 1998, the Registrant received $14,922 as a result of the exercise of the 1998 Warrants at $10.00 per share and sold 6,492 shares of common stock as a result to its offering solely to stockholders of record. This offering was exempt pursuant to an exemption from registration contained in sections 4(2) and 3(a)(5) of the Act. As of March 31, 1999, there were no warrants outstanding to purchase common stock of the Bank.

   In June 2000 and December 2000, respectively, the Bank received $411,809 and $436,212 and issued 34,317 and 36,351 shares, respectively, as a result of the purchase of common stock by members of the Bank's board of directors in a limited offering at a price of $12.00 per share. This offering was exempt from registration under the Act pursuant to the exemption in section 4(2) of the Act.

   In May 2001 and December 2001, respectively, the Bank received $2,000 and $9,596 and issued 167 and 800 shares, respectively, as a result of the purchase of common stock by two individuals in a limited offering at a price of $12.00 per share. This offering was exempt from registration under the Act pursuant to the exemption in section 4(2) of the Act.

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

   Effective September 23, 1999, Registrant sold 25,000 shares of its Class B Common Stock to First Union Corporation at a purchase price of $12 per share. The sale was exempt from registration pursuant to section 4(2) of the Act.

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

Dividends

   The bank has not, during the three most recent fiscal periods declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

   Under the Federal Reserve Act, if a bank has sustained losses equal to or exceeding its undivided profits then on hand, no dividend shall be paid, and no dividends can ever be paid in an amount greater than such bank's net profits less losses and bad debts. Cash dividends must be approved by the Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock. Under the Federal Reserve Act, the Federal Reserve Board has the power to prohibit the payment of cash dividends by a bank if it determines that such a payment would be an unsafe or unsound banking practice. As a result of these laws and regulations, the Bank, and therefore the Registrant, whose only source of income is dividends from the Bank, will be unable to pay any dividends while an accumulated deficit exists. The Registrant does not anticipate that dividends will be paid for the foreseeable future.

   The Federal Deposit Insurance Act generally prohibits all payments of dividends by a bank, which is in default of any assessment to the FDIC.

   Because the Company is a bank holding company for the Bank, the financial statements in this report are prepared on a consolidated basis to include the accounts of the Company and the Bank. The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

                        ITEM 6 -- SELECTED FINANCIAL DATA

                             Selected Financial Data

                                                                         Year ended December 31,
                                                    -------------------------------------------------------------------------
(Dollars in thousands, except per share data)          2001             2000            1999            1998          1997
---------------------------------------------          ----             ----            ----            ----          ----

Net interest income .........................      $   4,060        $   5,415        $   5,264        $   5,241       $   4,744
Provision for loan losses ...................            335              565            1,007              351              97
Noninterest income ..........................          2,443            3,197            2,226            1,816           1,517
Noninterest expense .........................          7,038            8,801            7,714            6,696           5,983
Net income (loss) ...........................           (870)            (755)          (1,230)              10             181
Net income (loss) per share - basic..........          (0.79)           (0.72)           (1.24)            0.01            0.22

Balance sheet totals:
   Total assets .............................      $  88,668        $  93,533        $ 137,249        $ 121,983       $ 108,914
   Net loans ................................         42,292           44,743           59,444           57,271          73,694
   Investment securities ....................         25,806           35,014           51,433           43,196          18,253
   Deposits .................................         79,423           83,238          124,766          109,063          99,427
   Shareholders' equity .....................          8,558            9,350            9,027            8,904           7,059
   Ratios:
     Equity to assets .......................           7.67%            7.74%            8.07%            6.40%           6.61%
     Return on assets .......................          (0.95)%          (0.63)%          (1.03)%           0.01%           0.18%
     Return on equity .......................          (9.31)%          (8.08)%         (12.71)%           0.14%           2.69%


                 ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
Summary

   The Company recorded a net loss of approximately $870,000 for 2001 ($0.79 per share) compared to a net loss of approximately $755,000 ($0.72 per share) for 2000 and net loss of approximately $1,230,000 ($1.24 per share) in 1999. During 2001, the Bank's financial results were negatively impacted by a 27% reduction in the level of average earning assets, a declining interest rate environment and a reduction in fees earned on deposits. In addition, 2000 included net gains on the sales of assets and deposits in excess of $400,000, compared to net gains of $160,000 in 2001. Thus, there was an improvement in the Bank's core operating results. Expense reduction continued as a priority during 2001 with a resultant decline in noninterest expense of 20% or $1.8 million. A more detailed explanation for each component of earnings is included in the sections below.

      The allowance for loan losses as a percentage of total loans increased from 1.24% in 2000 to 1.65% in 2001. This increase is attributable to loan loss provisions related to one significant commercial loan as well as a reduction in total loans outstanding.


    Table 1--Average Balances, Rates, and Interest Income and Expense Summary


                                                                                DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                                      2001                           2000                         1999
                                         ------------------------------   ---------------------------   --------------------------
                                           AVERAGE              YIELD/    AVERAGE             YIELD/    AVERAGE             YIELD/
                                           BALANCE   INTEREST    RATE     BALANCE  INTEREST    RATE     BALANCE   INTEREST   RATE
                                         ------------------------------   ---------------------------   --------------------------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans ..................................  $45,828   $3,595   7.84%    $ 55,262   $ 4,655    8.42%    $ 68,526   $5,589    8.16%
  Investment securities held-to-maturity .   14,669      987   6.73       28,659     1,875    6.54       21,692    1,226    5.65
  Investment securities available-for-sale   11,758      772   6.57       18,044     1,284    7.12        9,275      612    6.60
  Federal funds sold .....................    7,726      282   3.65        5,518       339    6.14       13,753      681    4.95
                                            -------   ------            --------   -------             --------   ------
    Total interest-earning assets ........   79,981    5,636   7.05      107,483     8,153    7.59      113,246    8,108    7.16
Noninterest-earning assets:
  Cash and due from banks ................    4,801                        5,339                          2,835
  Premises and equipment, net ............    3,214                        3,671                          1,880
  Other assets ...........................    4,028                        4,494                          3,366
  Less allowance for loan losses .........     (576)                        (562)                        (1,567)
                                            -------                     --------                       --------
    Total ................................  $91,448                     $120,425                       $119,760
                                            =======                     ========                       ========


Liabilities and shareholders' equity:
Interest-bearing liabilities:
  Demand deposits ........................  $13,802      178   1.29%    $ 19,851       602    3.03%   $  19,892      569    2.86%
  Savings deposits .......................   24,480      317   1.29       30,776       497    1.61       26,744      440    1.65
  Time deposits ..........................   24,089    1,081   4.49       28,531     1,387    4.86       35,020    1,695    4.84
  Other borrowed funds ...................        1      --     --         1,925       252   13.09        1,246      140   11.24
                                            -------   ------            --------   -------             --------   ------
    Total interest-bearing liabilities ...   62,372    1,576   2.53       81,083     2,738    3.38       82,902    2,844    3.43

Noninterest-bearing liabilities:
  Demand deposits ........................   19,612                       27,567                         24,019
  Other ..................................      431                        3,233                          3,177
Shareholders' equity .....................    9,033                        8,542                          9,662
                                            -------                     --------                       --------
   Total .................................  $91,448                     $120,425                       $119,760
                                            =======                     ========                       ========

Net interest earnings ....................             $4,060                        $5,415                      $5,264
Net yield on interest-earning assets .....                     5.08%                          5.04%                        4.65%


----------
For purposes of computing the average balance, loans are not reduced for nonperforming loans.


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

   Net interest income for 2001 totaled $4.1 million, a decrease of $1.3 million or 25%, compared to 2000. Net interest income in 2000 totaled $5.4 million, an increase of $151,000, or 2.86%, compared to 1999.


         Table 2--Rate-Volume Analysis of Changes in Net Interest Income

                                                        2001 COMPARED TO 2000                    2000 COMPARED TO 1999
                                                -------------------------------------    -------------------------------------
                                                      INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                                -------------------------------------    -------------------------------------
(Dollars in thousands)                           VOLUME          RATE           NET        VOLUME          RATE           NET
                                                -------------------------------------    -------------------------------------

Interest earned on:
  Loans ..................................      $  (742)      $  (317)      $(1,059)      $  (673)      $  (261)      $  (934)
  Investment securities held-to-maturity .         (942)           55          (887)          646             3           649
  Investment securities available-for-sale         (412)         (100)         (512)          605            67           672
  Federal funds sold .....................           81          (138)          (57)         (450)          108          (342)
                                                -------       -------       -------       -------       -------       -------
    Total interest-earning assets ........       (2,015)         (500)       (2,515)          128           (83)           45
                                                -------       -------       -------       -------       -------       -------
Interest paid on:
  Demand deposits ........................          (78)         (345)         (423)          (33)           66            33
  Savings deposits .......................          (83)          (96)         (179)          109           (52)           57
  Time deposits ..........................         (200)         (107)         (307)         (226)          (82)         (308)
  Other borrowed funds ...................         (252)         --            (252)           68            44           112
                                                -------       -------       -------       -------       -------       -------
    Total interest-bearing liabilities ...         (613)         (548)       (1,161)          (82)          (24)         (106)
                                                -------       -------       -------       -------       -------       -------
    Net interest income ..................      $(1,402)      $    48       $(1,354)      $   210       $   (59)       $  151
                                                =======       =======       =======       =======       =======       =======

----------
Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.


   In 2001, there was a decrease in net interest income of $1.4 million due to changes in volume but an increase of $48,000 due to changes in rate. In 2000, there was an increase in net interest income of $210,000 due to changes in volume but a decrease of $59,000 due to changes in rate.

   Average earning assets decreased from $107.5 million in 2000 to $80 million in 2001 and decreased from $113.2 million in 1999 to $107.5 million in 2000. The 1999 growth in earning assets was primarily attributed to the acquisition of $31.5 million in deposits from First Union Corporation in September 1999. The acquired deposits primarily consisted of core noninterest checking deposits and savings deposits. However, to meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of non-First Union acquired deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit accountholders to remove deposits, and consolidated three branches in its branch network.

   The net interest margin of the Bank was 5.08% in 2001, 5.04% in 2000 and 4.65% in 1999. While the prime rate decreased 400 basis points during 2001, the Bank did not experience a significant decline in yield on its loan portfolio. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, 82% of the Bank's investment portfolio is fixed rate. These characteristics of the Bank's earning assets coupled with the Bank's significant level of core deposits resulted in minimal impact to the Bank's net interest margin during the declining rate environment.

   During 2001, the average federal funds yield was 3.65% compared to 6.15% in 2000 and 4.95% in 1999. During 2001, the average investment in federal funds increased by $2.2 million. Because of the declining rate environment, the Bank experienced a high level of payoffs/paydowns in its loan portfolio as well as a significant level of calls of its higher yielding government agency securities.

   The yield on the investment portfolio decreased 10 basis points to 6.66% in 2001 compared to 6.76% in 2000 and 5.94% in 1999. As indicated above, the Bank experienced a significant level of called agency securities that were re-invested in a lower interest rate environment--thereby, reducing the yield on the portfolio.

   The cost of interest-bearing liabilities declined to 2.53% in 2001 compared to 3.38% in 2000. Consistent with market conditions, during 2001, the Bank reduced the rates it pays on many of its interest-bearing products by as much as 200 basis points. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

Provision for Loan Losses

   The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

   The provision for loan losses charged against earnings in 2001 was $335,000 compared to $565,000 in 2000 and $1,007,003 in 1999. Significant provisions were made for the year ended December 31, 2001 for one significant commercial loan that the Bank added to its classified loans and provided a specific reserve of $357,000. During the 2001 economic downturn, the Bank monitored its credit quality very closely worked with borrowers in an effort to identify and control credit risk. Management believes the level of the allowance for loan losses is adequate as of December 31, 2001.

Noninterest Income

   Noninterest income decreased $754,000 in 2001 compared to 2000 and increased $971,000 in 2000 compared to 1999.

   The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. Customer service fees decreased $415,000 in 2001 compared to 2000. This decline was primarily due to a reduction in the average level of non-interest bearing demand deposit accounts from $27.6 million in 2000 to $19.6 million in 2001. A lower level of demand deposit accounts results in less overdraft fees, activity service charges and low balance fees.

   During 2001, the Bank sold one of its closed branch facilities for a gain of $78,000. In addition, the Bank sold approximately $3.5 million of its available-for-sale portfolio for a gain of approximately $78,000.

   To achieve capital ratios as set forth in its Written Agreement with regulatory agencies (Refer to Regulatory Matters below), in June 2000 the Bank sold approximately $6.6 million in certificates of deposit to other financial institutions to reduce its asset size. These transactions resulted in a gain of $253,000. During 2000, the Bank sold approximately $20 million of its investment portfolio to fund the reduction in deposits as well as the asset size. The Bank recorded a loss of $200,000 on these sales. In October 2000, the Bank sold one of the branch facilities it acquired from First Union in 1999 for a gain of approximately $329,000.

Noninterest Expense

   Noninterest expense decreased $1.8 million to $7.0 million, or 20% in 2001 compared to an increase of $1.1 million, or 14.1% increase, in 2000 and $8.8 million compared to $7.7 million in 1999.

   Salaries and benefits decreased $411,000, or 13.4% in 2001 compared to an increase of $113,000, or 3.8%, in 2000. This decrease is primarily attributable to attrition and strategic reductions in staff and job consolidations. The closure/consolidation of three branches in September 2000 also contributed to reductions in this expense.

   Occupancy and equipment expense decreased approximately $181,000, or 10.1%, during 2001 compared to an increase of approximately $353,000, or 24.5%, during 2000. The decrease during 2001 was primarily attributable to the conversion of the lease of the Bank's corporate headquarters to a bank-owned facility. Beginning in July 1999, the Bank leased 25,000 square feet at an average cost of $14.14 per foot until September 2000. In accordance with Financial Accounting Standards Board Statement No. 13, this lease was accounted for as a capital lease in the amount of $1,483,000 as the present value of future minimum lease payments exceeds 90% of the fair market value of the building. In October 2000, the Bank purchased this facility for approximately $1.4 million. This transaction is expected to save the Bank $1.6 million over the remaining 9-year term of the lease it had in place and removes the capital lease obligation.

   In addition, in conjunction with its acquisition of deposits from First Union in September 1999, the Bank assumed the leases of four branches, two of which were in close proximity to its existing branches. Due to more favorable characteristics of these branches (i.e. visibility, drive-through, ATM's, etc.), the Bank relocated its branch operations to the acquired facilities. The Bank consolidated two of the acquired branches with its existing branch network and closed its Frankford branch in September 2000. In October 2000, the Bank sold one of the acquired facilities located in West Philadelphia for a gain of approximately $329,000. In June 2001, the Bank sold its former West Girard branch for a gain of $78,000. The Bank's Frankford branch has been listed with a realtor and is expected to be sold shortly.

   Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased by $163,000, or 16.8%, during 2001 compared to an increase of $108,000, or 12.5%, during 2000. This decline is primarily attributable to strategic reductions in deposit levels during 2000 and 2001 to meet mandated capital levels. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house processing versus outsourcing, and the renegotiation of existing contracts with servicers.

   Marketing and public relations expense decreased by $49,000, or 31.1% in 2001 compared to a decrease of $146,000, or 47.9%, in 2000. In 2000, management implemented an earnings enhancement plan that included a reduction of all nonessential expenses including marketing. As the Bank was in an asset reduction mode during 2000 and 2001, there were no new business initiatives that required marketing.

   Professional services decreased by $311,000, or 57.2% in 2001. During 2000, the Bank paid fees to attorneys to handle loan related legal matters as well as to negotiate the elements of its Written Agreement (Refer to Regulatory Matters below) with Federal Regulators in February 2000. The Bank did not have significant legal matters during 2001 nor did it use outside consultants to handle operational matters.

   Office operations and supplies expense decreased by $323,000, or 41.6%, in 2001. This decrease was primarily attributable to the closure/consolidation of three branches in September 2000 which resulted in a full year of reductions in branch operating costs (i.e. security guards, supplies, etc.) during 2001.

   Federal deposit insurance premiums were $150,000 in 2001 compared to $169,000 in 2000 and $105,000 in 1999. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2001, is a result of a reduction in the Bank's level of deposits.

   All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

                            Sources and Uses of Funds

   The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 indicates how the Bank has managed these elements. Average funding uses decreased approximately $27.5 million, or 25.6% in 2001 compared to approximately $5.8 million, or 5.09%, in 2000.


                Table 3--Sources and Use of Funds Trends

                                                2001                                   2000                        1999
                                 ---------------------------------      ----------------------------------        -------
                                              INCREASE                                INCREASE
                                 AVERAGE     (DECREASE)                 AVERAGE      (DECREASE)                   AVERAGE
                                 BALANCE       AMOUNT     PERCENT       BALANCE        AMOUNT      PERCENT        BALANCE
                                 -------       ------     -------       -------        ------      -------        -------
                                                                (Dollars in thousands)

Funding uses:
   Loans ...............         $45,828     $ (9,434)    (17.07)%     $ 55,262      $(13,264)     (19.36)%      $ 68,526
   Investment securities
     Held-to-maturity ..          14,669      (13,990)    (48.82)        28,659         6,967       32.12          21,692
     Available-for-sale           11,758       (6,286)    (34.84)        18,044         8,769       94.54           9,275
     Federal funds sold            7,726        2,208      40.01          5,518        (8,235)     (59.88)         13,753
                                 -------     --------                  --------      --------                    --------
       Total uses ......         $79,981     $(27,502)                 $107,483      $ (5,763)                   $113,246
                                 =======     ========                  ========      ========                    ========

Funding sources:
   Demand deposits:
     Noninterest-bearing          $19,612     $ (7,955)    (28.86)%     $ 27,567      $  3,548       14.77%       $ 24,019
     Interest-bearing ..          13,802       (6,049)    (30.47)        19,851           (41)      (0.21)         19,892
   Savings deposits ....          24,480       (6,296)    (20.46)        30,776         4,032       15.08          26,744
   Time deposits .......          24,089       (4,442)    (15.57)        28,531        (6,489)     (18.53)         35,020
   Other borrowed funds                1       (1,924)    (99.95)         1,925           679       54.49           1,246
                                 -------     --------                  --------      --------                    --------
       Total sources ...         $81,984     $(26,666)                 $108,650      $  1,729                    $106,921
                                 =======     ========                  ========      ========                    ========

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

   Average investment securities and federal funds sold, in the aggregate, decreased by $18 million, or 34.6%, in 2001 compared to an increase of $7.5 million, or 16.8%, in 2000. The decrease in the average balances during 2001 is a result of the Bank's asset reduction/capital improvement plan that required the sale of investment securities totaling approximately $20 million during the latter half of 2000.

   The Bank's investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes.

   As reflected in Table 4, the assumed average maturity of the investment portfolio was 3.34 years at year-end 2001. Approximately 64% of the portfolio consists of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

   In a declining rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 34.2% at December 31, 2001. These higher yielding securities are likely to be called as rates trend downward. During 2001, approximately $19 million of these securities were called. The result was additional liquidity and a reduction in yield on the portfolio. The Bank is taking steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that are fixed rate or perform well when "shock" tested in a declining rate environments.


               Table 4--Analysis of Investment Securities

                                      WITHIN              AFTER ONE BUT           AFTER FIVE BUT           AFTER
                                     ONE YEAR           WITHIN FIVE YEARS        WITHIN TEN YEARS        TEN YEARS
                                ------------------     ------------------       -----------------     ----------------
                                 AMOUNT     YIELD      AMOUNT       YIELD       AMOUNT      YIELD     AMOUNT     YIELD      TOTAL
                                 ------     -----      ------       -----       ------      -----     ------     -----      -----
                                                                 (Dollars in thousands)

Other government securities     $  --        -- %      $ 2,604     6.00%       $ 6,229       6.14%    $  --       -- %     $ 8,833
Mutual funds ..............        105      2.07           --       --            --          --         --       --           105
Other investments .........        --        --            --       --             287       6.00        --       --           287
Mortgage-backed securities         --        --            --       --            --          --                            16,581
                                -------                -------                 -------                ------               -------
Total securities ..........     $   105                $ 2,604                 $ 6,516                $  --                $25,806
                                =======                =======                 =======                ======               =======

Average maturity.....                                                                                                   3.34 years


The above table sets forth the maturities of investment securities at December 31, 2001 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

   Average loans decreased approximately $9.4 million, or 17.1%, in 2001 compared to a decrease of $13.3 million, or 19.4%, in 2000. Although the Bank purchased a $22 million portfolio of seasoned automobile loans from NationsBank in February 1999, over 90% of this portfolio had paid down by year-end of 2001. The average life of this portfolio at the time of purchase was three years. The Bank's mortgage loan portfolio continues to decline because of refinancings and payoffs/paydowns for which there were no new originations to replace. During 2001, the Bank purchased $8.7 million in commercial loans from other financial institutions in the region in effort to cover reductions in the portfolio while it increased its capacity to originate loans. Management believes it is now positioned to expand its business development efforts in the Philadelphia region and has developed strategic plans to incorporate these initiatives.


               Table 5--Loans Outstanding, Net of Unearned Income

                                                 DECEMBER 31,
                             ---------------------------------------------------
(Dollars in thousands)         2001       2000       1999       1998      1997
                             -------    -------    -------    -------    -------

Commercial and industrial    $11,054    $11,429    $13,664    $13,643    $12,095
Commercial real estate ..      5,504        652      1,288      1,518      1,515
Residential mortgages ...     18,148     22,316     26,237     31,365     35,962
Consumer loans ..........      8,294     10,908     19,822     11,424     22,611
Loans held-for-sale .....       --         --         --         --        1,979
                             -------    -------    -------    -------    -------
   Total loans ..........    $43,000    $45,305    $61,011    $57,950    $74,162
                             =======    =======    =======    =======    =======

            Table 6--Loan Maturities and Interest Sensitivity

                                          WITHIN         AFTER ONE BUT           AFTER
                                         ONE YEAR      WITHIN FIVE YEARS       FIVE YEARS        TOTAL
                                         --------      -----------------       ----------        -----
                                                           (Dollars in thousands)

Commercial and industrial .........       $ 6,267          $   904              $ 3,883         $11,054
Commercial real estate ............          --              4,984                  520           5,504
Residential mortgages .............          --               --                 18,148          18,148
Consumer loans ....................           613            5,928                1,753           8,294
                                          -------          -------              -------         -------
    Total loans ...................       $ 6,880          $11,816              $24,304         $43,000
                                          =======          =======              =======         =======

Loans maturing after one year with:
   Fixed interest rates ...........       $28,261
   Variable interest rates ........         7,859


Nonperforming Loans

   Table 7 reflects the Bank's nonperforming loans for the last five years. The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be nonperforming before the lapse of 90 days. The Bank's policy is to charge off unsecured loans after 90 days past due. Interest on nonperforming loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

   The Bank had a One Million Dollar ($1,000,000) unsecured loan participation in a $40.4 Million ($40,400,000) line of credit to KMART Corporation. The Bank was repaid the One Million Dollar ($1,000,000) loan participation in full on January 8, 2002. KMART Corporation filed for protection under Chapter 11 of the federal bankruptcy laws on January 22, 2002 and such a filing by KMART Corporation could expose the Bank to a future claim that the repayment to the Bank of its loan participation was a preference payment. If the preference claim is made and is successful, the Bank may be required to return the One Million Dollar ($1,000,000) loan repayment and incur a loss in that amount to the extent that the Bank can not obtain repayment of the loan participation from KMART Corporation or as an unsecured creditor in the bankruptcy proceeding. As of March 28, 2002, the Bank has not received any notification in regard to this matter.

                          Table 7--Nonperforming Loans

(Dollars in thousands)                           2001        2000       1999        1998        1997
----------------------                           ----        ----       ----        ----        ----
Nonaccrual loans ........................      $  412      $  453      $2,027      $1,720      $1,179
Interest income included in net income
   for the year .........................          25          20          67          37          14
Interest income that would have been
   recorded under original terms ........          29          28         113         189         112
Loans past due 90 days and still accruing         526          34          53         125         306

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

   At December 31, 2001, approximately 22.8% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 2001, none of these loans were nonperforming.

   During 2001, nonaccrual loans totaled $412,000, compared to $453,000 at December 31, 2000. At December 31, 2001, approximately $238,000 of the total nonaccrual loans was residential mortgages. The underlying real estate collateral associated with these loans minimizes the risk of loss. During 2001, the Bank increased its collection efforts by designating a unit of the Bank given specific responsibilities related to collections.

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

            Table 8--Allocation of Allowance for Loan Losses

                               2001                 2000                    1999               1998                     1997
                      --------------------  --------------------   -------------------   -------------------    -------------------
                                PERCENT                PERCENT               PERCENT               PERCENT                PERCENT
                                OF LOANS               OF LOANS              OF LOANS              OF LOANS               OF LOANS
                                IN EACH                IN EACH                IN EACH              IN EACH                IN EACH
                              CATEGORY TO            CATEGORY TO           CATEGORY TO           CATEGORY TO            CATEGORY TO
                      AMOUNT  TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT  TOTAL LOANS   AMOUNT  TOTAL LOANS    AMOUNT  TOTAL LOANS
                      ------  -----------   ------   -----------   ------  -----------   ------  -----------    ------  -----------
                                                                   (Dollars in thousands)

Commercial and
  industrial ........  $576     37.30%       $383       25.23%     $  263     22.40%      $272      23.55%        $144      16.31%
Commercial real
  estate ............    29      1.21          11        1.44         877      2.11        132       2.62           13       2.04
Residential mortgages    30     19.29         102       24.08         144     43.00         55      54.12          180      48.49
Consumer loans ......    73     42.20          66       49.25         283     32.49        188      19.71           97      33.16
Unallocated .........   --        --          --          --          --        --          32        --            34        --
                       ----    ------        ----      ------      ------    ------       ----     ------         ----     ------
                       $708    100.00%       $562      100.00%     $1,567    100.00%      $679     100.00%        $468     100.00%
                       ====    ======        ====      ======      ======    ======       ====     ======         ====     ======

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

             Table 9--Analysis of Allowance for Loan Losses

                                                                         YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                 2001           2000           1999           1998           1997
                                                 ----           ----           ----           ----           ----
                                                                      (Dollars in thousands)
Balance at January 1 ....................      $   562        $ 1,567        $   679        $   468        $   528

Charge-offs:
   Commercial and industrial ............          (61)          (321)           (25)          --              (66)
   Commercial real estate ...............         --             (803)          --             --             --
   Residential mortgages ................         --             --              (47)          --               (9)
   Consumer loans .......................         (261)          (597)          (315)          (180)          (160)
                                               -------        -------        -------        -------        -------
    Total charge-offs ..................         (322)        (1,721)          (387)          (180)          (235)
                                               -------        -------        -------        -------        -------
Recoveries--consumer loans ..............          133            151            268             41             78
                                               -------        -------        -------        -------        -------
Net charge-offs .........................         (189)        (1,570)          (119)          (139)          (157)
Provisions charged to operations ........          335            565          1,007            350             97
                                               -------        -------        -------        -------        -------
Balance at December 31 ..................      $   708        $   562        $ 1,567        $   679        $   468
                                               =======        =======        =======        =======        =======
Ratio of net charge-offs to average loans
   outstanding ..........................         0.41%          2.84%          0.17%          0.19%          0.23%


   The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

Deposits

   Average deposits declined approximately $24.7 million, or 23.2%, in 2001 compared to growth of $1.05 million, or 1.0%, in 2000. To meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of non-First Union acquired deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions and encouraged some large deposit accountholders to remove deposits to fund its asset reduction plan. In addition, the Bank's September 2000 branch consolidation resulted in some deposit attrition.


              Table 10--Average Deposits by Class and Rate

                                                 2001                        2000                        1999
                                        ----------------------      ----------------------      --------------------
                                         AMOUNT        RATE          AMOUNT        RATE          AMOUNT        RATE
                                         ------        ----          ------        ----          ------        ----
                                                                  (Dollars in thousands)

Noninterest-bearing demand deposits      $ 19,612       -- %        $ 27,567        -- %       $ 24,019          -- %
Interest-bearing demand deposits ..        13,802      1.29           19,851       3.03          19,892        2.86
Savings deposits ..................        24,480      1.30           30,776       1.61          26,744        1.65
Time deposits .....................        24,089      4.49           28,531       4.86          35,020        4.84
                                         --------                   --------                   --------
                                         $ 81,993                   $106,725                   $105,675
                                         ========                   ========                   ========

Other Borrowed Funds

   The average balance for other borrowed funds declined $1.9 million, or 99.9%, in 2001 compared to an increase of $679,000, or 54.5%, in 2000. During 2000, borrowings were necessary to temporarily fund the Bank's asset reduction/capital improvement plan until other assets were sold. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. During 2001, the Bank's liquidity was enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.

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

   The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (FRB) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2001, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations.

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


             Table 11--Maturity of Time Deposits of $100,000 or More


             (Dollars in thousands)

             3 months or less......................    $ 7,435
             Over 3 through 6 months...............      4,407
             Over 6 months through 1 year..........      1,154
             Over 1 through five years.............        800
             Over five years.......................        --
                                                       -------
             Total.................................    $13,796
                                                       =======


   Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2001, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2001, a slight asset sensitive position is maintained on a cumulative basis through one year of 1.22%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is relatively evenly matched as a result of the number of loans either repricing or maturing in 12 months closely matching certificate of deposit maturities. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in longer repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while increases will have the opposite effect.

   For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

                 Table 12--Interest Sensitivity Analysis

                                                                  INTEREST RATE SENSITIVITY GAPS
                                                                      AS OF DECEMBER 31, 2001
                                       ----------------------------------------------------------------------------------
                                                                          OVER
                                                            OVER         1 YEAR        OVER
                                           3 MONTHS       3 THROUGH      THROUGH     3 THROUGH       OVER
                                            OR LESS       12 MONTHS      3 YEARS      5 YEARS       5 YEARS    CUMULATIVE
                                            -------       ---------      -------      -------       -------    ----------
                                                                        (Dollars in thousands)

Interest-sensitive assets:
   Interest-bearing deposits with banks     $   257        $  --        $  --        $  --          $  --        $   257
   Investment securities ..............       9,265          1,295          897        2,257         11,700       25,414
   Federal funds sold .................       7,778           --           --           --             --          7,778
   Loans ..............................      13,418          5,024        6,546        3,753         14,259       43,000
                                            -------         ------       ------       ------         ------      -------
    Total interest-sensitive assets ...      30,718          6,319        7,443        6,010         25,959      $76,449
                                            -------         ------       ------       ------         ------      =======
    Cumulative totals .................      30,718         37,037       44,480       50,490         76,449
                                            -------         ------       ------       ------         ------

                                                                  INTEREST RATE SENSITIVITY GAPS
                                                                      AS OF DECEMBER 31, 2001
                                       ----------------------------------------------------------------------------------
                                                                          OVER
                                                            OVER         1 YEAR        OVER
                                           3 MONTHS       3 THROUGH      THROUGH     3 THROUGH      OVER
                                            OR LESS       12 MONTHS      3 YEARS      5 YEARS      5 YEARS     CUMULATIVE
                                            -------       ---------      -------      -------      -------     ----------
                                                                        (Dollars in thousands)
Interest-sensitive liabilities:
   Interest checking accounts .....         3,068           --           3,749          --             --        $  6,817
   Savings accounts ...............        11,029           --          17,995          --             --          29,024
   Certificates less than $100,000          3,560          5,934         1,343           494           --          11,331
   Certificates of $100,000 or more         7,435          5,561           800          --             --          13,796
   Other borrowed funds ...........          --             --            --            --             --
                                         --------       --------      --------      --------       --------      --------
    Total interest-
     sensitive liabilities ........      $ 25,092       $ 11,495      $ 23,887      $    494       $   --        $ 60,968
                                         ========       ========      ========      =========      ========      ========
    Cumulative totals .............      $ 25,092       $ 36,587      $ 60,474      $ 60,968       $ 60,968
                                         ========       ========      ========      =========      ========
Interest sensitivity gap ..........      $  5,626       $ (5,176)     $(16,494)     $  5,516       $ 25,959
                                         ========       ========      ========      =========      ========

Cumulative gap ....................         5,626            450       (15,994)       44,974         15,481

Cumulative gap/
  total earning assets ............         18.31%          1.22%       (35.96)%       89.08%         20.25%

Interest-sensitive assets to
   interest-sensitive
   liabilities ....................          1.22            .55           .31         12.17            --


Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


   While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 2001 are as follows:

                                    NET INTEREST       PERCENT OF
          CHANGES IN RATE              INCOME            CHANGE
          ---------------              ------            ------
                             (Dollars in thousands)

          +200 basis points           $  --                -- %
          +100 basis points              --                --
          Flat rate                   3,500                --
          -100 basis points             (38)              1.08
          -200 basis points             (87)              2.47

   A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2001 are as follows:

                                                         PERCENT OF
          CHANGES IN RATE           MV EQUITY              CHANGE
          ---------------           ---------              ------
                             (Dollars in thousands)

          +200 basis points           $ 3,976             (34.06)%
          +100 basis points             6,030             (25.60)
          Flat rate                     8,112                --
          -100 basis points            10,241              26.24
          -200 basis points            12,152              18.66


   The assumptions used in evaluating the vulnerability of the Bank's earnings and equity to changes in interest rates are based on management's consideration of past experience, current position and anticipated future economic conditions. The interest sensitivity of the Bank's assets and liabilities, as well as the estimated effect of changes in interest rates on the earnings and equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

   The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the policy limits of the Bank at December 31, 2001. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

   Total shareholders' equity declined $792,000 in 2001 compared to an increase of approximately $322,000 in 2000. The decrease in 2001 is a result of the net loss of $870,000 which resulted in an increase in the accumulated deficit offset by an increase in other comprehensive income (fair market value of available for sale investment securities).

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

   As indicated in Table 13, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, the Bank's growth, continued losses and the additional provisions to the allowance for loan losses may have an adverse effect on its capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.


                            Table 13--Capital Ratios

(Dollars in thousands)                         2001         2000        1999
                                            --------     --------     --------

Total Capital ...........................   $  8,459     $  9,317     $  9,223
Less:
   Intangible Assets ....................     (2,119)      (2,298)      (2,429)
                                            --------     --------     --------
Tier I capital ..........................      6,340        7,019        6,794
Tier II capital .........................        510          537          770
                                            --------     --------     --------
Total qualifying capital ................   $  6,850     $  7,556     $  7,564
                                            ========     ========     ========

Risk-adjusted total assets
  (including off-balance-sheet exposures)   $ 41,624     $ 42,949     $ 60,795
                                            ========     ========     ========
Tier I risk-based capital ratio .........      15.23%       16.34%       11.18%
Total (Tier I and II)
  risk-based capital ratio ..............      16.46%       17.59%       12.44%
Tier I leverage ratio ...................       7.12%        7.39%        5.08%


Regulatory Matters

   In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (herein sometimes referred to as the "Agreement") with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: reducing expenses, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

   As of December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80%, below the 7% minimum capital ratio required by the Agreement. The failure of the Bank to maintain a minimum capital ratio of at least 7% at all times while the Agreement is in force is a violation of the Agreement. The Federal Reserve authorities could take regulatory and supervisory actions against the Bank for violation of the Agreement. As of March 28, 2002, no such actions have been taken.

   The Bank's management believes the Bank is in substantial compliance with the terms and conditions of the Agreement. Management is reviewing and revising its capital plan to address the development of new equity. In addition, a profit restoration plan is being developed to include numerous expense reduction and profit enhancement strategies.

Recent Accounting Pronouncements

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

   On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loans and leases in accordance with US GAAP. The adoption of SAB No. 102 did not have an impact on the Company's consolidated financial position or results of operations.


      ITEM 7a -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

   None.

                                    PART III

      ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of the Registrant and Bank
     ------------------------------------


                                PRINCIPAL OCCUPATION AND             YEAR FIRST             TERM
NAME                     AGE    OTHER DIRECTORSHIPS                BECAME DIRECTOR       WILL EXPIRE
----                     ---    -------------------                ---------------       -----------

James F. Bodine          81     Retired as Managing Partner,            1993                2002
                                Urban Affairs Partnership
                                Philadelphia, Pennsylvania

Kemel G. Dawkins         79     President, Kemrodco                     1993                2002
                                Development and
                                Construction Company, Inc.,
                                President, Kem-Her
                                Construction Company Inc.
                                Philadelphia, Pennsylvania

L. Armstead Edwards      60     Treasurer,                              1993               2004
                                United Bancshares, Inc.
                                Owner and President,
                                P.A.Z., Inc.
                                Philadelphia, Pennsylvania

Marionette Y. Frazier    57     Partner,                                2000               2004
                                John Frazier, Inc.
                                Philadelphia, Pennsylvania

William C. Green         78     Co-founder, Ivy Leaf                    1993               2002
                                Middle School
                                Philadelphia, Pennsylvania

Angela M. Huggins        62     President and CEO                       1993               2005
                                RMS Technologies
                                Inc. Foundation

William B. Moore         59     Secretary,                              1993               2003
                                United Bancshares, Inc.
                                Pastor, Tenth Memorial
                                Baptist Church
                                Philadelphia, Pennsylvania

Wanda Richards                  Vice President, General Counsel         2001               2005
                                Madison Bank

Evelyn F. Smalls         56     President and CEO of Registrant         2000               2003
                                and United Bank of Philadelphia

Ernest L. Wright         73     Founder, President and                  1993               2004
                                CEO of Ernest L. Wright
                                Construction Company
                                Philadelphia, Pennsylvania

----------
Note: Director S. Amos Brackeen retired from the board in December 2001 due to medical reasons.

(b)  Executive Officers of Registrant and Bank
     -----------------------------------------

NAME                       AGE    OFFICE
----                       ---    ------

Evelyn F. Smalls           56     President and Chief Executive Officer

Brenda M. Hudson-Nelson    40     Senior Vice President/Chief Financial Officer

James F. Bodine            81     Co-Chairman, Board of Directors

L. Armstead Edwards        60     Co-Chairman, Board of Directors

William B. Moore           59     Secretary

Marionette Y. Frazier      57     Assistant Secretary

Angela M. Huggins          62     Treasurer



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


                        ITEM 11 -- EXECUTIVE COMPENSATION

   The information required by this Item 11 is incorporated by reference on pages 8 through 10 of the definitive proxy statement of the Corporation, filed with the Securities and Exchange Commission pursuant to Regulation 14A.


    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated by reference on page 2, and pages 5 and 6 of the Corporation's definitive proxy statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A.


        ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Some of the directors and executive officers of the Bank and the Companies with which they are associated were customers of and had banking transactions with the Bank in the ordinary course of its business during the year 2001. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Bank management, the loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

                                     PART IV

  ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements            December 31, 2001 and 2000
          --------------------

          Report of Independent Certified Public Accountants, March 28, 2002.

          Consolidated Balance Sheets at December 31, 2001 and 2000.

          Consolidated Statements of Operations for the three years ended December 31, 2001.

          Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2001.

          Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

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

    3(i) Articles of Incorporation (Incorporated by reference to Registrant's 1997 Form 10-K).

    3(ii) Bylaws (Incorporated by reference to Registrant's 1997 Form 10-K).

    9.1 Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant's 1997 Form 10-K).

    9.2 Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant's 1997 Form 10-K).


b. No reports on Form 8-K have been filed during the last quarter covered by this report.

c.  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED BANCSHARES, INC.                                              DATE


/s/  Evelyn F. Smalls                                            April 1, 2002
----------------------------------------------------
Evelyn F. Smalls, President & CEO, Director


/s/  Brenda M. Hudson-Nelson                                     April 1, 2002
----------------------------------------------------
Brenda M. Hudson-Nelson, SVP, CFO


/s/ James F. Bodine                                              April 1, 2002
----------------------------------------------------
James F. Bodine, Co-Chairman


/s/  Kemel G. Dawkins                                            April 1, 2002
----------------------------------------------------
Kemel G. Dawkins, Director


/s/  L. Armstead Edwards                                         April 1, 2002
----------------------------------------------------
L. Armstead Edwards, Co-Chairman


/s/  Marionette Y. Frazier                                       April 1, 2002
----------------------------------------------------
Marionette Y. Frazier, Assistant Secretary, Director


/s/  William C. Green                                            April 1, 2002
----------------------------------------------------
William C. Green, Director


/s/  Angela M. Huggins                                           April 1, 2002
----------------------------------------------------
Angela M. Huggins, Treasurer, Director


/s/ William B. Moore                                             April 1, 2002
----------------------------------------------------
William B. Moore, Secretary, Director


/s/  Wanda Richards                                              April 1, 2002
----------------------------------------------------
Wanda Richards, Director


/s/ Ernest L. Wright                                             April 1, 2002
----------------------------------------------------
Ernest L. Wright, Director

           Report of Independent Certified Public Accountants


Shareholders and Board of Directors
United Bancshares, Inc. and Subsidiary


   We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in note 15 to the financial statements, the Bank entered into a written agreement with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking dated February 23, 2000.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                        /s/ GRANT THORNTON


Philadelphia, Pennsylvania
March 28, 2002

                 United Bancshares, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


Assets                                                       2001              2000
                                                         -----------       -----------

Cash and due from banks ...........................      $ 5,747,131       $ 5,328,384
Interest-bearing deposits with banks ..............          256,847           245,496
Federal funds sold ................................        7,778,000           720,000
                                                         -----------       -----------
       Cash and cash equivalents ..................       13,781,978         6,293,880

Investment securities:
   Available-for-sale, at fair value ..............       14,339,643        11,426,544
   Held-to-maturity, at amortized cost
    (fair value of $11,735,146
    and $23,555,339 in 2001 and 2000, respectively)       11,466,372        23,587,092
Loans, net of unearned discount of $141,267 and
   $176,915 in 2001 and 2000, respectively ........       42,999,877        45,305,468
Less allowance for loan losses ....................         (708,156)         (562,174)
                                                         -----------       -----------
       Net loans ..................................       42,291,721        44,743,294

Bank premises and equipment, net ..................        2,978,265         3,457,518
Accrued interest receivable .......................          911,470         1,158,485
Foreclosed real estate ............................           45,000            50,000
Core deposit intangible, net ......................        2,118,868         2,297,674
Prepaid expenses and other assets .................          734,741           518,721
                                                         -----------       -----------
       Total assets ...............................      $88,668,058       $93,533,208
                                                         ===========       ===========

Liabilities and Shareholders' Equity

Liabilities:
   Demand deposits, noninterest-bearing ...........      $19,471,758       $20,386,652
   Demand deposits, interest-bearing ..............       12,613,507        15,942,933
   Savings deposits ...............................       23,227,604        25,355,811
   Time deposits, under $100,000 ..................       10,313,657        12,489,281
   Time deposits, $100,000 and over ...............       13,795,997         9,063,433
                                                         -----------       -----------
       Total deposits .............................       79,422,523        83,238,110

   Accrued interest payable .......................          263,550           230,357
   Accrued expenses and other liabilities .........          424,274           715,232
                                                         -----------       -----------
       Total liabilities ..........................       80,110,347        84,183,699
                                                         -----------       -----------

Shareholders' equity:
   Series A preferred stock, noncumulative, 6%,
     $0.01 par value, 500,000 shares authorized;
     143,150 issued and outstanding
     in 2001 and 2000 .............................            1,432             1,432
   Common stock, $0.01 par value; 2,000,000
     shares authorized; 1,100,388 and 1,099,421
     issued and outstanding in 2001 and
     2000, respectively ...........................           11,004            10,994
   Additional paid-in-capital .....................       14,729,070        14,717,484
   Accumulated deficit ............................       (6,282,614)       (5,413,111)
   Accumulated other comprehensive income .........           98,819            32,710
                                                         -----------       -----------
     Total shareholders' equity ...................        8,557,711         9,349,509
                                                         -----------       -----------
     Total liabilities and shareholders' equity ...      $88,668,058       $93,533,208
                                                         ===========       ===========


The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                      2001              2000              1999
                                                  -----------       -----------       -----------
Interest income:
   Loans, including fees ...................      $ 3,595,477       $ 4,655,329       $ 5,589,589
   Investment securities ...................        1,750,549         3,150,160         1,812,983
   Federal funds sold ......................          281,540           339,348           680,715
   Time deposits with other banks ..........            8,701             8,469            24,834
                                                  -----------       -----------       -----------
       Total interest income ...............        5,636,267         8,153,306         8,108,121
                                                  -----------       -----------       -----------

Interest expense:
   Time deposits ...........................        1,080,533         1,387,091         1,695,078
   Demand deposits .........................          178,059           602,194           568,903
   Savings deposits ........................          317,489           496,764           440,002
   Borrowed funds ..........................               75           252,515           140,075
                                                  -----------       -----------       -----------
       Total interest expense ..............        1,576,156         2,738,564         2,844,058
                                                  -----------       -----------       -----------
       Net interest income .................        4,060,111         5,414,742         5,264,063

Provision for loan losses ..................          335,000           565,000         1,007,003
                                                  -----------       -----------       -----------
       Net interest income after
         provision for loan losses .........        3,725,111         4,849,742         4,257,060
                                                  -----------       -----------       -----------
Noninterest income:
   Customer service fees ...................        2,202,489         2,617,845         2,031,245
   Gain on sale of loans ...................             --              18,931            43,856
   Gain on sale of deposits ................             --             253,527              --
   Gain (loss) on sale of investments ......           78,456          (200,070)             --
   Gain on sale of fixed assets ............           84,090           329,237              --
   Other income ............................           77,998           177,464           151,303
                                                  -----------       -----------       -----------
       Total noninterest income ............        2,443,033         3,196,934         2,226,404
                                                  -----------       -----------       -----------
Noninterest expense:
   Salaries and employee benefits ..........        2,664,660         3,075,523         2,962,500
   Occupancy and equipment .................        1,609,539         1,790,356         1,437,775
   Office operations and supplies ..........          454,200           777,112           715,207
   Marketing and public relations ..........          109,367           158,698           304,537
   Professional services ...................          232,662           544,083           393,607
   Data processing .........................          808,012           971,503           863,208
   Deposit insurance assessments ...........          150,042           169,102           104,991
   Other operating .........................        1,009,165         1,315,019           931,861
                                                  -----------       -----------       -----------
       Total noninterest expense ...........        7,037,647         8,801,396         7,713,686
                                                  -----------       -----------       -----------
       Net loss ............................      $  (869,503)      $  (754,720)      $(1,230,222)
                                                  ===========       ===========       ===========
Net loss per common share--basic and diluted      $     (0.79)      $     (0.72)      $     (1.24)
                                                  ===========       ===========       ===========
Weighted average number of common shares ...        1,099,520         1,049,166           995,699
                                                  ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                 United Bancshares, Inc. and Subsidiary

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              Years ended December 31, 2001, 2000 and 1999



                                   SERIES A                                                   ACCUMULATED     TOTAL       COMPRE-
                               PREFERRED STOCK      COMMON STOCK    ADDITIONAL                  OTHER         SHARE-      HENSIVE
                               ---------------      ------------     PAID-IN    ACCUMULATED  COMPREHENSIVE   HOLDERS'     INCOME
                               SHARES   AMOUNT    SHARES   AMOUNT    CAPITAL     DEFICIT     INCOME (LOSS)    EQUITY      (LOSS)
                               ------   ------    ------   ------    -------     -------     -------------    ------     ---------

Balance at January 1, 1999     132,999  $1,330    913,490 $ 9,134  $12,286,233  $(3,428,169)  $  35,788   $ 8,904,316
 Proceeds from issuance of
   preferred stock              10,151     102       --      --        202,918         --          --         203,020
 Proceeds from issuance of
   common stock                   --      --      115,263   1,154    1,381,018         --          --       1,382,172
 Unrealized losses on
   investment securities          --      --         --      --           --           --      (231,971)     (231,971)  $  (231,971)
 Net loss                         --      --         --      --           --     (1,230,222)       --      (1,230,222)   (1,230,222)
                               -------  ------    ------- -------  -----------  -----------   ---------   -----------   -----------
Total comprehensive loss                                                                                                $(1,462,193)
                                                                                                                        ===========

Balance at December 31, 1999   143,150   1,432  1,028,753  10,288   13,870,169   (4,658,391)   (196,183)    9,027,315
 Proceeds from issuance of
   common stock                   --      --       70,668     706      847,315         --          --         848,021
 Unrealized gains on
   investment securities          --      --         --      --           --           --       228,893       228,893       228,893
 Net loss                         --      --         --      --           --       (754,720)       --        (754,720)     (754,720)
                               -------  ------    ------- -------  -----------  -----------   ---------   -----------   -----------
Total comprehensive loss                                                                                                $  (525,827)
                                                                                                                        ===========
Balance at December 31, 2000   143,150   1,432  1,099,421  10,994   14,717,484   (5,413,111)     32,710     9,349,509
 Proceeds from issuance of
   common stock                   --      --          967      10       11,586         --          --          11,596
 Unrealized gains on
   investment securities          --      --         --      --           --           --        66,109        66,109   $    66,109
 Net loss                         --      --         --      --           --       (869,503)       --        (869,503)     (869,503)
                               -------  ------    ------- -------  -----------  -----------   ---------   -----------   -----------
Total comprehensive loss                                                                                                $  (803,394)
                                                                                                                        ===========
Balance at December 31, 2001   143,150  $1,432  1,100,388 $11,004  $14,729,070  $(6,282,614)  $  98,819   $ 8,557,711
                               =======  ======  ========= =======  ===========  ===========   =========   ===========


     The accompanying notes are an integral part of this statement.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                            2001               2000               1999
                                                                        ------------       ------------       ------------
Cash flows from operating activities:
   Net loss .....................................................      $   (869,503)      $   (754,720)      $ (1,230,222)
   Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
     Provision for loan losses ..................................           335,000            565,000          1,007,003
     Gain on sale of loans ......................................              --              (18,931)           (43,856)
     Gain on sale of fixed assets ...............................           (84,090)          (329,237)              --
     Gain on sale of deposits ...................................              --             (253,527)              --
     (Gain)loss on sale of investment securities ................           (78,456)           200,070               --
     Depreciation and amortization ..............................           772,742            959,158            677,452
     (Increase) decrease in accrued interest receivable and
       other assets .............................................           (35,995)         1,470,150            410,561
     Decrease in accrued interest payable and
       other liabilities ........................................          (257,763)        (1,065,172)          (435,256)
                                                                        ------------       ------------       ------------
       Net cash (used in) provided by operating activities ......          (218,065)           772,791            385,682
                                                                        ------------       ------------       ------------

Cash flows from investing activities:
   Purchase of available-for-sale investments ...................       (14,859,870)        (1,737,678)       (14,688,776)
   Purchase of held-to-maturity investments .....................        (3,145,558)        (2,636,746)       (48,678,917)
   Proceeds from maturity and principal reductions of
     available-for-sale investments .............................         8,674,401            951,885          3,377,145
   Proceeds from maturity and principal reductions of
     held-to-maturity investments ...............................        15,315,665            982,708         51,501,203
   Proceeds from sale of investments available-for-sale .........         3,487,208         18,888,327               --
   Net proceeds from branch acquisitions ........................              --                 --           27,694,690
   Proceeds from sale of student loans ..........................              --            2,574,775          2,975,360
   Proceeds from sale of deposits to other financial institutions              --           (6,544,666)              --
   Net decrease in loans ........................................         2,116,573         11,580,215         15,870,049
   Purchase of automobile loans .................................              --                 --          (21,982,333)
   Proceeds from sale of premises and equipment .................            84,090            329,237               --
   Purchase of premises and equipment ...........................          (162,355)        (1,895,909)        (1,429,324)
                                                                       ------------       ------------       ------------
       Net cash provided by investing activities ................        11,510,154         22,492,148         14,639,097
                                                                       ------------       ------------       ------------

Cash flows from financing activities:
   Net decrease in deposits .....................................        (3,815,587)       (34,730,093)       (14,463,843)
   Repayments on long-term debt .................................              --               (9,203)           (11,191)
   Reverse repurchase agreement .................................              --                 --           (1,557,755)
   Net proceeds from issuance of common stock ...................            11,596            848,021          1,382,172
   Net proceeds from issuance of preferred stock ................              --                 --              203,020
                                                                       ------------       ------------       ------------
       Net cash used in financing activities ....................        (3,803,991)       (33,891,275)       (14,447,597)
                                                                       ------------       ------------       ------------
       Net increase (decrease) in cash and cash equivalents .....         7,488,098        (10,626,336)           577,182
                                                                       ------------       ------------       ------------

Cash and cash equivalents at beginning of year ..................         6,293,880         16,920,216         16,343,034
                                                                       ------------       ------------       ------------

Cash and cash equivalents at end of year ........................      $ 13,781,978       $  6,293,880       $ 16,920,216
                                                                       ============       ============       ============
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest .......................      $  1,542,963       $  3,108,753       $  2,780,355
                                                                       ============       ============       ============

The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000, and 1999


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

   Segments

   Statement of Financial Accounting Standards (SFAS) No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

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

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Investment Securities - continued

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

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1999, and amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June, 2000, by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively SFAS No. 133). SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS No. 133, an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized assets or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized as hedge accounting are recognized in current year earnings. On April 1, 2000, the Company adopted SFAS No. 133. Concurrent with the adoption, the Company reclassified approximately $6.1 million of investment securities from held-to-maturity to available-for-sale. Subsequent to the reclassification, the Company sold approximately $9.5 million of investment securities from available-for-sale. In June 2000, the Company recorded a loss on the sale of these securities of $127,000.

   SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," (SFAS No. 119) requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2001 or 2000.

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

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Loans - continued

   Unearned discount is amortized over the weighted average maturity of the mortgage loan portfolio.

   Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the loan.

   In September 2000, the Financial Accounting Standards Board has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for the securitizations and other transfers of financial assets and collateral. This new standard also requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, for recognition and reclassification of collateral and for disclosures relating to securitizations, transactions and collateral, this statement is effective for fiscal years ending after December 15, 2000 with earlier application not allowed and is to be applied prospectively. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

   Loans Held-for-Sale

   Loans held-for-sale are carried at the aggregate of lower of cost or market value. For purchased loans, the discount -remaining after the loan loss allocation is being amortized over the remaining life of the purchased loans using the interest method. The Bank had no loans held for sale ass of December 31, 2001.

   Allowance for Loan Losses

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

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Bank Premises and Equipment

   Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed over the shorter of the related lease term or the useful life of the assets.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

   Income (Loss) Per Share

   Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

   Off-Balance-Sheet Financial Instruments

   In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   Reclassifications

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

   Comprehensive Income

   The Bank reports comprehensive income which includes net income (loss) as well as certain other items which result in a change to equity during the period. The income tax effects allocated to comprehensive income (loss) are as follows:

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Comprehensive Income - continued

                                                                   DECEMBER 31, 2001
                                                       -----------------------------------------
                                                                                        NET OF
                                                       BEFORE TAX         TAX            TAX
                                                         AMOUNT         EXPENSE         AMOUNT
                                                         ------         -------         ------
Unrealized gains on securities
  Unrealized holding gains arising during period       $  20,214       $   6,671       $  13,543
  Plus reclassification adjustment for gains
    realized in net loss ........................         78,456          25,890          52,566
                                                       ---------       ---------       ---------
Other comprehensive income, net .................      $  98,670       $  32,561       $  66,109
                                                       =========       =========       =========

                                                                   DECEMBER 31, 2000
                                                       -----------------------------------------
                                                                                        NET OF
                                                       BEFORE TAX         TAX            TAX
                                                         AMOUNT         EXPENSE         AMOUNT
                                                         ------         -------         ------

Unrealized gains on securities
  Unrealized holding gains arising during period       $ 543,166       $ 180,826       $ 362,340
  Less reclassification adjustment for losses
    realized in net loss ........................       (200,070)        (66,623)       (133,447)
                                                       ---------       ---------       ---------
Other comprehensive income, net .................      $ 343,096       $ 114,203       $ 228,893
                                                       =========       =========       =========


                                                                   DECEMBER 31, 1999
                                                       -----------------------------------------
                                                                                        NET OF
                                                       BEFORE TAX         TAX            TAX
                                                         AMOUNT         BENEFIT         AMOUNT
                                                         ------         -------         ------

Unrealized losses on securities
  Unrealized holding losses arising during period      $(348,498)      $(116,527)      $(231,971)
  Less reclassification adjustment for losses
    realized in net loss ........................           --              --              --
                                                       ---------       ---------       ---------
Other comprehensive loss, net ...................      $(348,498)      $(116,527)      $(231,971)
                                                       =========       =========       =========


2.  CASH AND DUE FROM BANK BALANCES

   The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2001.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999



3. INVESTMENTS

   The amortized cost, gross unrealized holding gains and losses, and fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2001 and 2000 are as follows:

                                                                          2001
                                           ---------------------------------------------------------------
                                                                 GROSS             GROSS
                                            AMORTIZED          UNREALIZED        UNREALIZED        FAIR
                                              COST               GAINS             LOSSES          VALUE
                                              ----               -----             ------          -----
 Available-for-sale:
   Other Government securities             $ 5,048,639         $ 49,241          $   --        $ 5,097,880
   Mortgage-backed securities                8,751,555           98,250              --          8,849,805
                                           -----------         --------          --------      -----------
   Total debt securities                    13,800,194          147,491              --         13,947,685
   Investments in mutual funds                 104,608             --                --            104,608
   Other investments                           287,350             --                --            287,350
                                           -----------         --------          --------      -----------
                                           $14,192,152         $147,491          $   --        $14,339,643
                                           ===========         ========          ========      ===========
 Held-to-maturity:
   Other Government securities             $ 3,735,435         $117,612          $   --        $ 3,853,047
   Mortgage-backed securities                7,730,937          151,162              --          7,882,099
                                           -----------         --------          --------      -----------
                                           $11,466,372         $268,774          $   --        $11,735,146
                                           ===========         ========          ========      ===========

                                                                           2000
                                           ---------------------------------------------------------------
                                                                 GROSS             GROSS
                                            AMORTIZED          UNREALIZED        UNREALIZED        FAIR
                                              COST               GAINS             LOSSES          VALUE
                                              ----               -----             ------          -----
Available-for-sale:
   Other Government securities             $ 5,475,732         $ 26,629          $   --        $ 5,502,361
   Mortgage-backed securities                5,395,957           22,192              --          5,418,149
                                           -----------         --------          --------      -----------
   Total debt securities                    10,871,689           48,821              --         10,920,510
   Investments in mutual funds                 100,084             --                --            100,084
   Other investments                           405,950             --                --            405,950
                                           -----------         --------          --------      -----------
                                           $11,377,723         $ 48,821          $   --        $11,426,544
                                           ===========         ========          ========      ===========
 Held-to-maturity:
   Other Government securities             $15,260,048         $   --            $(20,454)     $15,239,594
   Mortgage-backed securities                8,327,044             --             (11,299)       8,315,745
                                           -----------         --------          --------      -----------
                                           $23,587,092         $   --            $(31,753)     $23,555,339
                                           ===========         ========          ========      ===========

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




3. INVESTMENTS - Continued

   Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2001 were as follows. Expected maturities may differ from contractual maturities.

                                                    AMORTIZED         FAIR
                                                      COST            VALUE
                                                  -----------      -----------
Available-for-sale:
  Due after one month through three years ....    $      --        $      --
  Due after three year through five years ....        250,000          254,610
  Due after five years through fifteen years .      4,798,639        4,843,270
  Mortgage-backed securities .................      8,751,555        8,849,805
                                                  -----------      -----------
  Total debt securities ......................     13,800,194       13,947,685
  Investments in mutual funds ................        104,608          104,608
  Other investments ..........................        287,350          287,350
                                                  -----------      -----------
                                                  $14,192,152      $14,339,643
                                                  ===========      ===========

Held-to-maturity:
  Due in one month through three years .......    $      --        $      --
  Due after three years through five years ...      2,349,500        2,427,584
  Due after five years through fifteen years .      1,385,935        1,425,463
  Mortgage-backed securities .................      7,730,937        7,882,099
                                                  -----------      -----------
                                                  $11,466,372      $11,735,146
                                                  ===========      ===========

   The Bank recorded a gain of $78,456 on the sale of investments during the year ended December 31, 2001. The Bank recorded a loss of $200,070 on the sale of investments during the year ended December 31, 2000. There were no investments sold during 1999.

   As of December 31, 2001 and 2000, investment securities with a book value of $12,839,925 and $12,930,953, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

   The composition of the net loans is as follows:

                                            2001              2000
                                        -----------       -----------
    Commercial and industrial ....      $11,053,584       $11,429,356
    Commercial real estate .......        5,504,474           651,969
    Residential mortgages ........       18,147,893        22,316,280
    Consumer loans ...............        8,293,926        10,907,863
                                        -----------       -----------
      Total loans ................       42,999,877        45,305,468
    Less allowance for loan losses         (708,156)         (562,174)
                                        -----------       -----------
      Net loans ..................      $42,291,721       $44,743,294
                                        ===========       ===========

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

   As of December 31, 2001 and 2000, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $1,088,000 and $1,463,900, respectively. During 2001, there were no new loans to related parties and repayments amounted to $375,900. During 2000, new loans to such related parties amounted to $86,800 and repayments amounted to $65,500, respectively. Such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other nonrelated party transactions.

   Nonaccrual loans, which were considered to be impaired loans under SFAS No. 114, totaled approximately $412,000 and $453,000 as of December 31, 2001 and 2000, respectively.

   At December 31, 2001 and 2000, unamortized deferred fees and costs totaled $93,853 and $111,413, respectively.

   Loans having a carrying value of $50,000 were transferred to foreclosed real estate in 2000, respectively.

   Changes in the allowance for possible loan losses are as follows:

                                     2001           2000            1999
                                  ---------     -----------     ----------
    Balance, beginning of year    $ 562,174     $ 1,566,642     $  679,557
    Provision ................      335,000         565,000      1,007,003
    Charge-offs ..............     (321,681)     (1,720,755)      (387,480)
    Recoveries ...............      132,663         151,287        267,562
                                  ---------     -----------     ----------
    Balance, end of year .....    $ 708,156     $   562,174     $1,566,642
                                  =========     ===========     ==========

   The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. At December 31, 2001, approximately 22.8% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.

5. BANK PREMISES AND EQUIPMENT

   The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                           ESTIMATED
                                          USEFUL LIFE      2001         2000
                                          -----------      ----         ----

    Buildings and leasehold improvements  10-15 years   $3,617,403   $3,506,388
    Furniture and equipment............    3- 7 years    3,140,428    3,100,810
                                                        ----------   ----------
                                                         6,757,831    6,607,198
    Less accumulated depreciation......                 (3,779,566)  (3,149,680)
                                                        ----------   ----------
                                                        $2,978,265   $3,457,518
                                                        ==========   ==========

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




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

   The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was $465,825, $511,836 and
   $367,554.

   Approximate future minimum lease payments under operating leases are as follows:

                                                                 Operating
     Year ending December 31,                                     leases
     ------------------------                                   ----------
     2002...................................................    $  308,000
     2003...................................................       275,000
     2004...................................................       240,000
     2005...................................................        84,000
     2006...................................................        70,000
     Thereafter.............................................        97,000
                                                                ----------
     Total minimum lease payments...........................    $1,074,000
                                                                ==========

6. DEPOSITS

   At December 31, 2001, the approximate scheduled maturities of time deposits (certificates of deposit) are as follows:

     2002...................................................    $21,473,000
     2003...................................................      1,000,000
     2004...................................................      1,144,000
     2005...................................................        182,000
     2006...................................................        237,000
     Thereafter.............................................         74,000
                                                                -----------
                                                                $24,110,000
                                                                ===========
7. BORROWINGS

   Reverse Repurchase Agreements

   The Bank enters into sales of securities under agreements to repurchase identical securities or reverse repurchase agreements. The amounts advanced to the Bank under these agreements represent short-term loans and would be reflected as a payable in the balance sheet. The securities underlying the agreements are book-entry securities maintained at the Federal Reserve Bank of Philadelphia. The Bank did not enter into repurchase agreements during 2001. As of December 31, 2001 and 2000, the Bank had no reverse repurchase agreements outstanding.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999



7. BORROWINGS - Continued

   Credit Lines

   As of December 31, 2001, the Bank has outstanding two borrowing arrangements with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions. As of December 31, 2001, the Bank had no borrowings outstanding.

8. CAPITAL STOCK OFFERINGS

   In May 2001 and December 2001, respectively, the Bank received $2,000 and $9,596 and issued 167 and 800 shares, respectively, as a result of the purchase of common stock by two individuals in a limited offering at a price of $12.00 per share.

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

   The Company began a limited offering of its Series A Preferred Stock (noncumulative, 6%, $.01 par value) to Fannie Mae Corporation in 1998. The nonvoting preferred stock was offered at a price of $20 per share, in an amount for which the aggregate purchase price does not exceed the lesser of
   (1) 9.99% of the total equity of the Company or (2) $880,000. During 1999, the Company received $203,020 from Fannie Mae and issued 10,151 shares of preferred stock from this offering.

   Upon the declaration of a common dividend, each of the Series A preferred shares will be accorded a non-cumulative dividend preference equal to 6% of the purchase price of the stock per annum prior to the payment of any dividend on account of any other class or series of the Company. No dividends have been declared or paid.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




9. INCOME TAXES

   At December 31, 2001, the Bank has net operating loss carryforwards of approximately $4,690,000 for income tax purposes that begin to expire in 2008 through 2021.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,781,306 and $1,643,919 as of December 31, 2001 and 2000, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:

                                                        2001           2000
                                                    -----------    -----------
    Deferred tax assets:
     Provision for loan losses ..................   $   139,875    $    91,668
     Unrealized gains on investment securities ..       (48,672)       (11,121)
     Depreciation ...............................       189,844        147,588
     Net operating loss carryforwards ...........     1,597,884      1,465,342
     Other ......................................       (97,625)       (49,558)
     Valuation allowance for deferred tax assets     (1,781,306)    (1,643,919)
                                                    -----------    -----------
       Net deferred tax assets ..................   $      --      $      --
                                                    ===========    ===========

                                            2001          2000          1999
                                         ---------     ---------     ---------
  Effective rate reconciliation:
    Tax at statutory rate .........      $(295,631)    $(256,073)    $(418,275)
    Nondeductible expenses ........          2,416         4,903        33,742
    Increase in valuation allowance        174,938       155,997       379,094
    Other .........................        118,277        95,173         6,055
  (Utilization of) increase in
    net operating loss ............           --            --            (616)
                                         ---------     ---------     ---------
      Total tax expense ...........      $    --       $    --       $    --
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

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




10. FINANCIAL INSTRUMENT COMMITMENTS - Continued

    Summaries of the Bank's financial instrument commitments are as follows:

                                                        2001          2000
                                                     ----------    ----------

     Commitments to extend credit..................  $5,325,662    $5,570,835

     Outstanding letters of credit.................      64,625       139,000

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

                                                           2001                       2000
                                                  ---------------------       ---------------------
                                                  CARRYING       FAIR         CARRYING      FAIR
                                                   AMOUNT        VALUE         AMOUNT       VALUE
                                                   ------        -----         ------       -----
   (Dollars in thousands)

   Assets:
     Cash and cash equivalents .............      $13,781      $13,781        $ 6,294      $ 6,294
     Investment securities .................       25,806       26,075         35,014       34,982
     Loans, net of allowance for loan losses       42,292       41,866         44,743       44,600

   Liabilities:
     Demand deposits .......................       32,085       32,085         36,330       36,330
     Savings deposits ......................       23,228       23,228         25,356       25,356
     Time deposits .........................       24,110       25,127         21,553       21,538


    The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




12. EMPLOYEE COMPENSATION

    In June 2000, the Bank entered into two-year employment agreements with its chief executive officer and its chief financial officer covering such items a salaries, bonuses and benefits. The agreements expire in 2002 and provide for guaranteed minimum annual compensation over the term of the contracts. The Company made no stock-based compensation awards to any employee during 2001, 2000 and 1999.

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

    Had compensation cost for the Plan been determined based on the fair value of the options at the grant date consistent with the method required by SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                        Year ended December 31,
                                                        -----------------------
     (In thousands)                                         2001        2000
                                                         ---------   ---------

     Net loss
       As reported.....................................    $ (870)    $ (755)
       Pro forma.......................................    $ (870)    $ (755)

     Basic and diluted loss per share
       As reported.....................................    $(0.79)    $(0.72)
       Pro forma.......................................    $(0.79)    $(0.72)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividends declared; expected volatility of 20%; a risk-free interest rate of 4.7%, and expected life of 10 years.

13. CORE DEPOSIT INTANGIBLES

    On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. The Bank paid a deposit premium of 7%, or $2,186,500, and incurred approximately $351,650 in consulting and other costs directly related to these branch acquisitions. Subsequent to the acquisition, the Bank transferred back to First Union one significant deposit relationship totaling $940,000 and received a $66,000 refund of deposit premium. The premium and branch acquisition costs are being amortized over 14 years. Amortization totaled $178,078, $176,818 and $43,626 for the year ended December 31, 2001, 2000 and 1999, respectively.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999


14.  CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            Condensed Balance Sheets
                                                           DECEMBER 31,
                                                     ----------------------
     (Dollars in thousands)                            2001          2000
                                                     --------      --------
     Assets:
       Due from banks (subsidiary) ..............    $    289      $    289
       Investment in United Bank of Philadelphia        8,268         9,060
                                                     --------      --------
         Total assets ...........................    $  8,557      $  9,349
                                                     ========      ========
     Shareholders' equity:
       Series A preferred stock .................    $      1      $      1
       Common stock .............................          11            11
       Additional paid-in capital ...............      14,729        14,717
       Accumulated deficit ......................      (6,283)       (5,413)
       Net unrealized holding gains on securities
         available-for-sale .....................          99            33
                                                     --------      --------
          Total shareholders' equity ............    $  8,557      $  9,349
                                                     ========      ========

                       Condensed Statements of Operations

                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------
     (Dollars in thousands)                      2001       2000        1999
                                                -----      -----      -------
     Equity in net loss of subsidiary.........  $(870)     $(755)     $(1,230)
                                                -----      -----      -------
     Net loss.................................  $(870)     $(755)     $(1,230)
                                                =====      =====      =======

                       Condensed Statements of Cash Flows

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
     (Dollars in thousands)                      2001      2000        1999
                                                -----    ---------   ---------
     Cash flows from operating activities:
       Net loss...............................  $(870)     $(755)     $(1,230)
       Equity in net loss of subsidiary.......    870        755        1,230
                                                -----      -----      -------
         Net cash provided by
          operating activities................     --         --           --
                                                -----      -----      -------
     Cash flows from investing activities:
     Investment in subsidiary.................    (12)      (847)      (1,561)
                                                -----      -----      -------
     Net cash used in investing activities....    (12)      (847)      (1,561)
                                                -----      -----      -------
     Cash flows from financing activities:
       Issuance of preferred stock............     --         --          203
       Issuance of common stock...............     12        847        1,382
                                                -----      -----      -------
         Net cash provided by
          financing activities...............      12        847        1,585
                                                -----      -----      -------
         Net increase in cash and
          cash equivalents...................      --         --           24
     Cash and cash equivalents at
       beginning of year.....................     289        289          265
                                                -----      -----      -------
    Cash and cash equivalents at end of year    $ 289      $ 289      $   289
                                                =====      =====      =======

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999


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

    In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

    As of December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80%, below the 7% minimum capital ratio required by the Agreement. The failure of the Bank to maintain a minimum capital ratio of at least 7% at all times while the Agreement is in force is a violation of the Agreement. The Federal Reserve authorities could take regulatory and supervisory actions against the Bank for violation of the Agreement. As of March 28, 2002, no such actions have been taken.

    The Bank's management believes the Bank is in substantial compliance with the terms and conditions of the Agreement. Management is reviewing and revising its capital plan to address the development of new equity. In addition, a profit restoration plan is being developed to include numerous expense reduction and profit enhancement strategies.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999


15. REGULATORY MATTERS - Continued

    The most recent notification dated March 20, 2002, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

    The Bank's actual capital amounts and ratios are as follows:

                                                                                To be well
                                                                            capitalized under
                                                      For capital           prompt corrective
                                  Actual            adequacy purposes       action provisions
                             ----------------      ------------------       -----------------
                             Amount     Ratio      Amount      Ratio        Amount      Ratio
                             ------     -----      ------      -----        ------      -----

  As of December 31, 2001:
  Total capital to risk-
      weighted assets:
    Consolidated.........    $6,850     16.46%     $3,330     => 8.00%        N/A         N/A
    Bank.................     6,561     16.15       3,250     => 8.00       $4,062    => 10.00%
  Tier I capital to risk-
   weighted assets:
    Consolidated.........     6,340     15.23       1,665     => 4.00         N/A         N/A
    Bank.................     6,051     14.90       1,625     => 4.00       $2,437    => 6.00%
  Tier I capital to
   average assets:
    Consolidated.........     6,340      7.12       3,573     => 4.00         N/A         N/A
    Bank.................     6,051      6.80       3,562     => 4.00       $4,452    => 5.00%



                                                                                To be well
                                                                            capitalized under
                                                      For capital           prompt corrective
                                  Actual            adequacy purposes       action provisions
                             ----------------      ------------------       -----------------
                             Amount     Ratio      Amount      Ratio        Amount      Ratio
                             ------     -----      ------      -----        ------      -----
As of December 31, 2000:
Total capital to risk-
    weighted assets:
  Consolidated .........    $7,556      17.59%     $3,459     => 8.00%        N/A         N/A
  Bank .................     7,267      16.92       3,436     => 8.00        4,295    => 10.00%
Tier I capital to risk-
 weighted assets:
  Consolidated .........     7,019      16.34       1,730     => 4.00         N/A         N/A
  Bank .................     6,730      15.67       1,718     => 4.00        2,577    => 6.00%
Tier I capital to
 average assets:
  Consolidated .........     7,019       7.39       3,812     => 4.00         N/A         N/A
  Bank .................     6,730       7.08       3,800     => 4.00        4,750    => 5.00%



                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




16. COMMITMENTS AND CONTINGENCIES

    The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

    The Bank had a One Million Dollar ($1,000,000) unsecured loan participation in a $40.4 Million ($40,400,000) line of credit to KMART Corporation. The Bank was repaid the One Million Dollar ($ 1,000,000) loan participation in full on January 8, 2002. KMART Corporation filed for protection under Chapter 11 of the federal bankruptcy laws on January 22, 2002 and such a filing by KMART Corporation could expose the Bank to a future claim that the repayment to the Bank of its loan participation was a preference payment. If the preference claim is made and is successful, the Bank may be required to return the One Million Dollar ($1,000,000) loan repayment and incur a loss in that amount to the extent that the Bank can not obtain repayment of the loan participation from KMART Corporation or as an unsecured creditor in the bankruptcy proceeding. As of March 28, 2002, the Bank has not received any notification in regard to this matter.

17. EARNINGS PER SHARE COMPUTATION

    In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                               Year ended December 31, 2001
                                         ---------------------------------------
                                            Loss          Shares      Per share
                                         (numerator)   (denominator)    amount
                                         -----------   -------------    ------

     Net loss...........................  $(869,503)
                                           ========
       Basic loss per share
         Loss available to stockholders   $(869,503)     1,099,520     $ (0.79)
                                           ========      =========      ======


                                               Year ended December 31, 2000
                                         ---------------------------------------
                                            Loss          Shares      Per share
                                         (numerator)   (denominator)    amount
                                         -----------   -------------    ------

     Net loss...........................  $(754,720)
                                           ========
       Basic loss per share
         Loss available to stockholders   $(754,720)    1,049,166      $ (0.72)
                                           ========     =========       ======


                                               Year ended December 31, 1999
                                         ---------------------------------------
                                            Loss          Shares      Per share
                                         (numerator)   (denominator)    amount
                                         -----------   -------------    ------

     Net loss...........................  $(1,230,222)
                                           ===========
       Basic EPS
         Income available to
          stockholders..................  $(1,230,222)     995,699     $ (1.24)
                                          ===========      =======     =======

    Options to purchase 29,694 shares of common stock were not included in the computation of diluted EPS for the years ended December 31, 2001, 2000 and 1999 because the Company is in a loss position.

                 United Bancshares, Inc. and Subsidiary

                   December 31, 2001, 2000, and 1999




18. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2001 and 2000, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

                                                                                        2001
                                                        --------------------------------------------------------------------
                                                          Fourth              Third             Second              First
                                                          Quarter            Quarter           Quarter             Quarter
                                                        -----------        -----------        -----------        -----------
Interest income ...............................         $ 1,247,217        $ 1,351,334        $ 1,514,441        $ 1,523,275
Interest expense ..............................             317,035            402,164            412,339            444,618
                                                        -----------        -----------        -----------        -----------
  Net interest income .........................             930,182            949,170          1,102,102          1,078,657

Provision for loan losses .....................             275,000             30,000             20,000             10,000
                                                        -----------        -----------        -----------        -----------
  Net interest after provisions for loan losses             655,182            919,170          1,082,102          1,068,657

Non-interest income ...........................             629,800            576,429            651,750            585,054
Non-interest expense ..........................           1,769,236          1,767,727          1,778,585          1,722,099
                                                        -----------        -----------        -----------        -----------
  Net loss ....................................         $  (484,254)       $  (272,128)       $   (44,733)       $   (68,388)
                                                        ===========        ===========        ===========        ===========
Net loss per share
  Basic and diluted ...........................         $     (0.44)       $     (0.25)       $     (0.04)       $     (0.06)



                                                                                        2000
                                                        --------------------------------------------------------------------
                                                          Fourth              Third             Second              First
                                                          Quarter            Quarter           Quarter             Quarter
                                                        -----------        -----------        -----------        -----------
Interest income ...............................         $ 1,651,518        $ 1,900,590        $ 2,311,551        $ 2,289,647
Interest expense ..............................             447,953            640,977            806,139            843,495
                                                        -----------        -----------        -----------        -----------
  Net interest income .........................           1,203,565          1,259,613          1,505,412          1,446,152

Provision for loan losses .....................             (75,000)           460,000             90,000             90,000
                                                        -----------        -----------        -----------        -----------
  Net interest after provisions for loan losses           1,278,565            799,613          1,415,412          1,356,152

Non-interest income ...........................             913,772            687,262            941,818            654,082
Non-interest expense ..........................           1,907,830          2,167,860          2,343,721          2,381,985
                                                        -----------        -----------        -----------        -----------
  Net income (loss) ...........................         $   284,507        $  (680,985)       $    13,509        $  (371,751)
                                                        ===========        ===========        ===========        ===========
Net income (loss) per share
  Basic and diluted ...........................         $      0.27        $     (0.65)       $      0.01        $     (0.35)




                                 EXHIBIT INDEX


    3(i) Articles of Incorporation (Incorporated by reference to Registrant's 1997 Form 10-K).

    3(ii) Bylaws (Incorporated by reference to Registrant's 1997 Form 10-K).

    9.1 Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant's 1997 Form 10-K).

    9.2 Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant's 1997 Form 10-K).