Form 10-Q
period 2002-03-31
UNITED BANCSHARES INC /PA
filed 2002-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)


      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
            PERIOD ENDED MARCH 31, 2002 OR

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

Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of May 8, 2002, 1,100,388 (191,667 Class B Non voting) shares were issued and outstanding.

      The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of May 8, 2002.

                                 --------------
                                    FORM 10-Q
                                 --------------

                                      Index

Item No.                                                                  Page
                                     PART I


1.   Financial Statements.................................................  3

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................  6

3.   Quantitative and Qualitative Disclosures about Market Risk........... 17



                                     PART II


1.   Legal Proceedings.................................................... 19

2.   Working Capital Restrictions on the Payment of Dividends............. 19

3.   Defaults upon Senior Securities...................................... 20

4    Submission of Matters to a Vote of Security Holders.................. 20

5.   Other Information.................................................... 20

6.   Exhibits and Reports on Form 8K...................................... 20

Item 1. Financial Statements
---------------------------


                                 Balance Sheet
                                  (unaudited)

                                                                    March 31,    December 31,
                                                                      2002           2001
                                                                  -----------    -----------
Assets
Cash and due from banks                                             3,726,100      5,747,131
Interest bearing deposits with banks                                  258,773        256,847
Federal funds sold                                                 11,813,000      7,778,000
                                                                  -----------    -----------
Cash & cash equivalents                                            15,797,873     13,781,978

Investment securities:
  Held-to-maturity, at amortized cost,
     market value of $10,229,399
     at March 31, 2002 and $11,735,146
     at December 31, 2001                                          10,081,385     11,466,372
  Available-for-sale, at market value                              14,328,278     14,339,643

Loans, net of unearned discount                                    40,883,502     42,999,877
Less: allowance for loan losses                                      (740,059)      (708,156)
                                                                  -----------    -----------
Net loans                                                          40,143,443     42,291,721

Bank premises & equipment, net                                      2,866,690      2,978,265
Accrued interest receivable                                           898,914        911,470
Other real estate owned                                                43,750         45,000
Core deposit intangible                                             2,074,848      2,118,868
Prepaid expenses and other assets                                     934,059        734,741
                                                                  -----------    -----------
Total Assets                                                       87,169,240     88,668,058
                                                                  ===========    ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                              18,808,054     19,471,758
Demand deposits, interest bearing                                  11,911,891     12,613,507
Savings deposits                                                   22,245,737     23,227,604
Time deposits, $100,000 and over                                   13,887,475     13,795,997
Time deposits                                                      11,296,663     10,313,657
                                                                  -----------    -----------
                                                                   78,149,820     79,422,523

Accrued interest payable                                              221,541        263,550
Accrued expenses and other liabilities                                563,020        424,275
                                                                  -----------    -----------
Total Liabilities                                                  78,934,381     80,110,348

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,
   500,000 shrs auth., 143,150 issued and outstanding                   1,432          1,432
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,100,388 shares issued and outstanding at March 31, 2002
   and December 31, 2001                                               11,004         11,004
 Additional-paid-in-capital                                        14,729,070     14,729,071
 Accumulated deficit                                               (6,496,798)    (6,282,615)
 Net unrealized gain on available-for-sale securities                  (9,849)        98,819
                                                                  -----------    -----------
Total Shareholders' equity                                          8,234,859      8,557,710
                                                                  -----------    -----------
                                                                   87,169,240     88,668,058
                                                                  ===========    ===========

                             Statement of Operations
                                   (unaudited)

                                                        Three months         Three months
                                                            ended               ended
                                                          March 31,           December 31,
                                                            2002                 2001
                                                         ----------           -----------


Interest Income:
     Interest and fees on loans                             737,682          $   951,793
     Interest on investment securities                      389,361              506,008
     Interest on Federal Funds sold                          46,874               63,880
     Interest on time deposits with other banks               1,690                1,594
                                                        -----------          -----------
Total interest income                                     1,175,607            1,523,275

Interest Expense:
     Interest on time deposits                              205,002              287,147
     Interest on demand deposits                             27,235               62,772
     Interest on savings deposits                            33,157               94,699
                                                        -----------          -----------
Total interest expense                                      265,394              444,618

Net interest income                                         910,213            1,078,657

Provision for loan losses                                    37,500               10,000
                                                        -----------          -----------
Net interest income less provision for
     loan losses                                            872,713            1,068,657
                                                        -----------          -----------
Noninterest income:
    Customer service fees                                   487,986              554,868
    Realized gain (loss) on investments                      25,788                    0
    Other income                                             17,511               30,186
                                                        -----------          -----------
Total noninterest income                                    531,285              585,054

Non-interest expense
    Salaries, wages, and employee benefits                  627,183              649,159
    Occupancy and equipment                                 380,148              400,517
    Office operations and supplies                          103,965              135,705
    Marketing and public relations                           12,533               21,126
    Professional services                                    58,158               61,193
    Data processing                                         166,710              210,195
    Deposit insurance assessments                             9,522               39,851
    Other noninterest expense                               259,994              204,353
                                                        -----------          -----------
Total non-interest expense                                1,618,213            1,722,099
                                                        -----------          -----------
     Net income (loss)                                  ($  214,215)         ($   68,388)
                                                        -----------          -----------

     Earnings per share-basic                                ($0.19)             ($0.07)
     Earnings  per share-diluted                             ($0.19)             ($0.07)
                                                        ===========         ===========

Weighted average number of shares                         1,100,388           1,049,166
                                                        ===========         ===========


                            Statement of Cash Flows
                                 (unaudited)

                                                                           Three months          Three months
                                                                               ended                ended
                                                                             March 31,            December 31,
                                                                               2002                  2001
                                                                            ----------           -----------
Cash flows from operating activities
Net loss                                                                  ($   214,184)              (68,388)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Provision for loan losses                                                 37,500                10,000
      Loss on sale of loans
      Depreciation and amortization                                            192,467               190,520
      Realized investment securities gains                                     (25,788)
      Increase in accrued interest receivable and other assets                (185,512)             (350,987)
      Increase  in accrued interest payable and other liabilities               96,736                14,114
                                                                           -----------           -----------
Net cash used in operating activities                                          (98,781)             (204,741)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                  (2,655,113)           (2,349,693)
Proceeds from maturity & principal reductions
  of investments-Available-for-Sale                                          1,494,492             3,798,705
Proceeds from maturity & principal reductions
  of investments-Held-to-Maturity                                            1,387,261             7,783,563
Proceeds from sale of investments-Available-for-Sale                         1,091,063               118,600
Net (increase) decrease in loans                                             2,110,778            (1,223,405)
Purchase of premises and equipment                                             (41,102)                6,964
                                                                           -----------           -----------
Net cash provided by  investing activities                                   3,387,378             8,134,734

Cash flows from financing activities
Net increase (decrease) in deposits                                         (1,272,702)           (2,710,824)
                                                                           -----------           -----------
Net cash used in financing activities                                       (1,272,702)           (2,710,824)

Increase in cash and cash equivalents                                        2,015,895             5,219,169

Cash and cash equivalents at beginning of period                            13,781,978             6,293,880

Cash and cash equivalents at end of period                                  15,797,873            11,513,049
                                                                           ===========           ===========

Supplemental disclosures of cash flow information
  Cash paid during the period for interest                                     750,485               874,290


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


Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars,            Three months ended       Three months ended
 except per share data)              March 31, 2002           March 31, 2001
                                  ------------------       -------------------
Net interest income                      $  910                   $1,079
Provision for loan losses                    37                       10
Noninterest income                          531                      585
Noninterest expense                       1,618                    1,722
Net income (loss)                          (214)                     (68)

Earnings per share-basic and diluted     ($0.19)                  ($0.07)


Balance sheet totals:               March 31, 2002           March 31, 2001
                                  ------------------       -------------------
Total assets                           $ 87,169                  $88,668
Loans, net                             $ 40,143                  $42,292
Investment securities                  $ 24,410                  $25,806
Deposits                               $ 78,150                  $79,423
Shareholders' equity                   $  8,235                  $ 8,558

Ratios
Return on assets                        (0.25)%                  (0.95)%
Return on equity                        (2.60)%                  (9.31)%
Equity to assets ratio                   7.10%                   7.67%


Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $2.3 million, or 2.85%, during the quarter ending March 31, 2002. Average funding uses decreased $2.4 million, or 2.97%, for the same quarter.

Sources and Uses of Funds Trends

                            March 31,                              December 31,
                              2002                                    2001
                            -------      Increase                    -------
                            Average     (Decrease)                   Average
                            Balance       Amount          %          Balance
                            -------     ---------       -----        -------
Funding uses:
  Loans                     $41,408      ($4,420)       (9.64)%      $45,828
  Investment securities
     Held-to-maturity        11,245       (3,424)      (23.34)        14,669
     Available-for-sale      13,377        1,619        13.77         11,758
  Federal funds sold         11,575        3,849        49.81          7,726
                            -------       ------                     -------
         Total uses         $77,605       $2,376                     $79,981
                            =======       ======                     =======

Funding sources:
  Demand deposits
     Noninterest-bearing    $19,781       $  169         0.86%       $19,612
     Interest-bearing        11,972       (1,830)      (13.26)        13,802
  Savings deposits           22,686       (1,794)       (7.33)        24,480
  Time deposits              25,207        1,118         4.64         24,089
                            -------       ------                     -------
         Total sources      $79,646      ($2,337)                    $81,983
                            =======       ======                     =======

Loans

     Average loans decreased approximately $4.4 million, or 9.64%, during the quarter ended March 31, 2002. The significant decline during the quarter was because of a high volume of mortgage loan payoffs due to consumers refinancing existing loans or selling existing homes to purchase new homes to take advantage of the current low interest rate environment. Because the Bank is not a competitive player in the mortgage loan origination market, it did not generate mortgage loan volume to cover these payoffs. In addition, two large commercial loans totaling approximately $2.0 million were paid-off at the end of December 2001 and the beginning of January 2002 without significant new originations to replace them.

     The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to increase its loan portfolio. This strategy is being utilized while the Bank continues to enhance its own business development capacity. In addition, the Bank will focus on originating consumer loans including home equity, automobile, student and credit card loans as a means to increase volume and diversify credit risk.

     The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)                March 31,         December 31,
                                        2002                2001
                                      ---------         ------------
   Commercial and industrial           $10,014             $11,054
   Commercial real estate                5,891               5,504
   Consumer loans                        8,319               8,294
   Residential mortgages                16,659              18,148
                                       -------             -------
         Total Loans                   $40,883             $43,000

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

    The following Table presents an analysis of the allowance for loan losses.

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

          Balance at January 1, 2002            $708

          Charge-offs:
              Commercial and industrial           (7)
              Residential mortgages               --
              Consumer loans                     (47)
                                                ----
                 Total charge-offs               (54)

          Recoveries                              49
          Net (charge-offs) recoveries            (5)
          Additions charged to operations         37
                                                ----
          Balance at March 31, 2002              740
                                                ====


     The allowance for loan losses as a percentage of total loans was 1.81% at March 31, 2002. During 2001, there was an economic downturn. Although the economy now shows signs of recovery, the Bank continues to monitor its credit quality very closely while working with borrowers in an effort to identify and control credit risk. Management believes the level of the allowance for loan losses is adequate as of March 31, 2002.

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


Nonperforming and nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2002, non-accrual loans were $67 thousand or .16% of the loan portfolio.

     The Bank has one borrower with loans totaling in excess of $1.2 million that is experiencing financial difficulty. Guarantees from the Small Business Administration (SBA) reduce the Bank's exposure to approximately $500 thousand. A specific reserve of $250 thousand has been allocated to this loan for potential losses. Management is working closely with this borrower to minimize the risk of loss. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

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

     At March 31, 2002, approximately 27% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 2002, none of these loans was nonperforming.

     Investment Securities and other short-term investments Investment securities, including Federal Funds Sold, increased on average by $2 million, or 5.98%, during the quarter ended March 31, 2002. This increase is due to pay-offs in the Bank's loan portfolio without new originations to replace them. Investment strategies have been developed and are now being implemented to place funds in longer term securities including mortgage-backed (MBS) and other agency securities to decrease the level of investment in low yielding Federal Funds Sold. These funds will be invested in a variety of MBS pools to diversify prepayment risk and provide a constant stream of liquidity through monthly paydowns from these securities.

     The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The average duration of the portfolio is 2.42 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 40.5% at March 31, 2002. Approximately $2 million in securities were called during the quarter. However, the Bank was able to re-invest these funds in securities with similar yields. Calls will likely continue as the rate environment remains at historically low levels. The result is additional liquidity and a reduction in yield on the portfolio. The Bank will continue to take steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the forecasted rising rate environment.

Deposits

     Average deposits decreased approximately $2.3 million, or 2.85%, during the quarter ended March 31, 2002. Because of mandatory capital requirements outlined in the Bank's Written Agreement with its regulators (See Regulatory Matters below), aggressive deposit retention or new business development strategies have not been implemented. As a result, some deposit attrition was experienced during the quarter. In addition, in January 2002, the Bank closed its branch office located at 714 Market Street, formerly the main office of the Bank. The operations of this branch were re-located approximately eight blocks to the Bank's Two Penn Center Office. Although not significant, the Bank experienced some deposit attrition as a result of this branch closure.


Other Borrowed Funds

     The Bank did not borrow funds during the quarter ended March 31, 2002. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.


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

     The Bank's financial instrument commitments at March 31, 2002 are summarized below:

     Commitments to extend credit     $9,054,000
     Outstanding letter of credit     $   57,000

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB")regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 2002, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.7 million loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31,2002:

                                    (Thousands of dollars)

          3 months or less                 $ 4,539
          Over 3 through 12 months           8,448
          Over 1 through three years           900
          Over three years                      --
                                           -------
              Total                        $13,887
                                           =======

Capital Resources

Total shareholders' equity decreased approximately $323 thousand during the quarter ended March 31, 2002. The decrease was due to an increase in the accumulated deficit as a result of the loss of $214 thousand incurred during the quarter as well as decreases in other comprehensive income (FAS 115 unrealized losses on available-for-sale securities).

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

     As indicated in the table below, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of increasing capital by offering additional stock (preferred and common) for sale to knowledgeable investors on a limited offering basis. However, the focus continues to be on increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                            March 31,     December 31,
                                              2002           2001
                                            --------      -----------
Total Capital                                $8,234         $8,459
     Less: Intangible Assets                 (2,075)        (2,119)

Tier 1 Capital                                6,159          6,340
                                             ------         ------
Tier 2 Capital                                  494            510
                                             ------         ------
    Total Qualifying Capital                 $6,653         $6,850
                                             ======         ======

Risk Adjusted Total Assets
  (including off-Balance sheet exposures)   $39,258        $41,624

Tier 1 Risk-Based Capital Ratio               15.69%         15.23%
Tier 2 Risk-Based Capital Ratio               16.95%         16.46%
Leverage Ratio                                 7.18%          7.12%


Results of Operations

Summary

     The Bank had a net loss of approximately $214 thousand ($0.19 per common share) for the quarter ended March 31, 2002 compared to a net loss of $68 thousand ($0.07 per common share) for the quarter ended March 31, 2001. The financial results for the quarter ended March 31, 2002 were negatively impacted by a lower level of earning assets as well as a lower interest rate environment. The composition of earning assets also had a negative impact on earnings. Loan pay-offs and pay downs created additional liquidity that required investment in a lower interest rate environment--thereby reducing interest income.

     In April 2002, management implemented a profit restoration plan that included among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, elimination of director fees, and the reduction of other operating expenses. In addition, revenue enhancement strategies will be employed to include shifting funds out of Federal Funds Sold into higher yielding investment securities and loans; the implementation of products to increase fee income like debit card and mutual fund sales; the marketing of consumer loan products to include home equity, automobile, student, and credit card loans, and; the installation of additional high volume automated teller machines.

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

     Net interest income decreased $168 thousand, or 15.62%, for the quarter ended March 31, 2002 compared to 2001. The decrease was primarily attributable to a reduction in average earning assets to $77.9 million at March 31, 2002 compared to $81.4 million at March 31, 2001. Also contributing to the decline in net interest income was a reduction in interest rates. During 2001, there was an unprecedented 400 basis point reduction in the prime rate and other short-term investment rates including Federal Funds Sold.

     The lower interest rate environment triggered the call of certain investment securities as well as loan pay-offs as consumers rushed to refinance their loans-- thereby creating additional liquidity for the Bank. Because the Bank did not have a significant level of loan origination activity, funds were invested in lower yielding investment securities and Federal Funds Sold. The result was a reduction in interest income. (Refer below to Item 3. Quantitative and Qualitative Disclosures about Market Risk for discussion on strategies used by the Bank to minimize its interest rate risk.).


Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings for the quarter ending March 31, 2002 was $37 thousand compared to $10 thousand for the same quarter in 2001. The increase in provisions was necessary because of an increase in classified loans for which specific reserves were provided. Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Total noninterest income for the quarter ended March 31, 2002 declined $54 thousand, or 9.19%, compared to the same quarter in 2001. Customer service fees made up the largest part of this decline. These fees decreased $67 thousand for the quarter ended March 31, 2002 compared to 2001, primarily because of a reduction in activity fees on deposits. The Bank's lower deposit levels in 2002 compared to 2001 result in less overdraft fees, activity service charges and low balance fees.

     In addition, as result of the 714 Market Street branch closure as well as another ATM location lease expiration, the Bank took two of its high volume automated teller machines out of service. The result was a lower level of non-customer ATM surcharge income for the quarter ended March 31, 2002. Management is currently in the process of identifying other potentially high volume locations to re-deploy these machines and others.


Noninterest Expense

     Salaries and benefits decreased $22 thousand, or 3.39%, during the quarter ended March 31, 2002 compared to 2001. Beginning in 2000, the Bank began strategic reductions in staff and job consolidations to reduce the level of personnel expense. Branch closures and consolidations also contributed to the reduction in expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased $43 thousand, or 20.69%, during the quarter ended March 31, 2002 compared to 2001. The decrease is primarily attributable to a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers.

     Occupancy expense decreased approximately $20 thousand, or 5.09%, during the quarter ended March 31, 2002 compared to 2001. The decrease is primarily attributable to the closure/consolidation of the Bank's 714 Market Street branch in January 2002. In addition, the Bank's former West Girard branch was sold in June 2001. An Agreement of Sale has been executed for the Bank's former Frankford branch office. This facility is expected to be sold no later than June 30, 2002. The sale of this branch will result in additional occupancy expense savings.

     Professional services expense decreased approximately $3 thousand, or 4.96%, for the quarter ended March 31, 2002 compared to 2001. In 2000, the Bank implemented an earnings enhancement plan that eliminated all non-essential uses of professional services. Management continues to seek methods to further reduce this cost.

     Office operations and supplies expense decreased by $32 thousand, or 23.39%, for the quarter-ended March 31, 2002 compared to 2001. The closure/consolidation of the Bank's 714 Market Street branch resulted in reductions in branch operating cost (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's earnings enhancement / profit restoration plan, all other operating expenses are being tightly controlled.

     Federal deposit insurance premiums decreased by $30 thousand, or 76.11%, for the quarter ended March 2002 compared to 2001. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2002, is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.


Regulatory Matters

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (herein sometimes referred to as the Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: reducing expenses, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

     As of March 31, 2002, the Bank's tier one leverage capital ratio is 6.86%, below the 7% minimum capital ratio required by the Agreement. The failure of the Bank to maintain a minimum capital ratio of at least 7% at all times while the Agreement is in force is a violation of the Agreement. The Federal Reserve authorities could take regulatory and supervisory actions against the Bank for violation of the Agreement. As of May 8, 2002, no such actions have been taken.

     Management is reviewing and revising its capital plan to address the development of new equity. In addition, a profit restoration plan has been developed to include numerous expense reduction and profit enhancement strategies.


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

     At March 31, 2002, an asset sensitive position is maintained on a cumulative basis through 1 year of 4.58% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments.

     The calculated estimates of changes in market value of equity at March 31, 2002 are as follows:

                                 Market value         Market value of equity
           Changes in rate         of equity          as a % of MV of Assets
          -----------------     --------------        ----------------------
                             (Dollars in thousands)

          +400 basis points        $ 12,922                   13.7%
          +300 basis points          11,615                   12.5
          +200 basis points          10,363                   11.4
          +100 basis points           6,626                    9.8
          Flat rate                   6,727                   -7.8
          -100 basis points           4,880                    5.8
          -200 basis points           3,045                    3.8
          -300 basis points               9                    0
          -400 basis points          (2,117)                  (2.8)


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

     The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at March 31, 2002. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

     1. Limit jumbo certificates of deposit (CDs) and movement into money market deposit accounts and short-term CDs through pricing and other marketing strategies.

     2. Purchase quality loan participations with appropriate interest rate/gap match for the balance sheet of the Bank.

     3.   Restructure the investment portfolio of the Bank.


     The Board of Directors has determined that active supervision of the interest-rate spread between yield on earnings assets and cost of funds will decrease the vulnerability of the Bank to interest-rate cycles.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

          The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

          The Bank had a One Million Dollar ($1,000,000) unsecured loan participation in a $40.4 Million ($40,400,000) line of credit to KMART Corporation. The Bank was repaid the One Million Dollar ($ 1,000,000) loan participation in full on January 8, 2002. KMART Corporation filed for protection under Chapter 11 of the federal bankruptcy laws on January 22, 2002 and such a filing by KMART Corporation could expose the Bank to a future claim that the repayment to the Bank of its loan participation was a preference payment. If the preference claim is made and is successful, the Bank may be required to return the One Million Dollar ($1,000,000) loan repayment and incur a loss in that amount to the extent that the Bank can not obtain repayment of the loan participation from KMART Corporation or as an unsecured creditor in the bankruptcy proceeding. As of May 8, 2002, the Bank has not received any notification in regard to this matter.


Item 2.   Working Capital Restrictions on Payment of Dividends.

          The holders of the Common Stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefor under the laws of the Commonwealth of Pennsylvania. Under the Pennsylvania Banking Code of 1965, funds available for cash dividend payments by a bank are restricted to accumulated net earnings and if the surplus of a bank is less than the amount of its capital the Bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least 10% of the net earnings of it for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the bank without prior approval of the Secretary of Banking of the Commonwealth of Pennsylvania.

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

          The Federal Deposit Insurance act generally prohibits all payments of dividends a bank, which is in default of any assessment to the Federal Deposit Insurance Corporation. (Refer to Regulatory Matters above)

Item 3.   Defaults Upon Senior Securities.

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

          None


Item 5.  Other Information.

          None


Item 6.   Exhibits and Reports on Form 8-K.

          None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED BANCSHARES, INC.


Date: May 14, 2002                /s/  Evelyn Smalls
                                  ------------------------------
                                  Evelyn Smalls
                                  President & CEO



                                  /s/ Brenda Hudson-Nelson
                                  ------------------------------
                                  Brenda Hudson-Nelson
                                  SVP/Chief Financial Officer