Form 10-Q
period 2002-06-30
UNITED BANCSHARES INC /PA
filed 2002-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _____________

                             UNITED BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
--------------------------------------------------------------------------------
                             Commission File Number

     Pennsylvania                                           23-2802415
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

300 North 3rd Street, Philadelphia, PA                           19106
--------------------------------------------------------------------------------
(Address of principal executive office)                        (Zip Code)

                                 (215) 351-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of August 9, 2002, 1,102,088 (191,667 Class B Non voting) shares were issued and outstanding.

         The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of August 9, 2002.

                                    FORM 10-Q

                                ----------------

                                      Index

Item No.                                                                                                       Page

                                                      PART I



    1.   Financial Statements...........................................................................        4

    2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........        7

    3.   Quantitative and Qualitative Disclosures about Market Risk.....................................       18


                                                      PART II


    1.   Legal Proceedings..............................................................................       21

    2.   Working Capital Restrictions on the Payment of Dividends.......................................       21

    3.   Defaults upon Senior Securities................................................................       22

    4    Submission of Matters to a Vote of Security Holders............................................       22

    5.   Other Information..............................................................................       22

    6.   Exhibits and Reports on Form 8K................................................................       22



Item 1. Financial Statements

                                             United Bancshares, Inc.
                                           Consolidated Balance Sheets
                                                   (Unaudited)

                                                                                  June 30,            December 31,
                                                                                    2002                 2001
                                                                                ----------            ----------
Assets
Cash and due from banks                                                          4,224,927             5,747,131
Interest bearing deposits with banks                                               860,668               256,847
Federal funds sold                                                               9,833,000             7,778,000
                                                                                ----------            ----------
Cash & cash equivalents                                                         14,918,595            13,781,978

Investment securities:
     Held-to-maturity, at amortized cost, market value of $10,378,581
     at June 30, 2002 and 11,735,146 at December 31, 2001                       10,093,370            11,466,372

     Available-for-sale, at market value                                        15,382,334            14,339,643

Loans, net of unearned discount                                                 41,589,442            42,999,877
Less: allowance for loan losses                                                   (768,123)             (708,156)
                                                                                ----------            ----------
Net loans                                                                       40,821,319            42,291,721

Bank premises & equipment, net                                                   2,705,376             2,978,265
Accrued interest receivable                                                        783,248               911,470
Other real estate owned                                                             42,500                45,000
Core deposit intangible                                                          2,029,395             2,118,868
Prepaid expenses and other assets                                                  818,435               734,741
                                                                                ----------            ----------
Total Assets                                                                    87,594,572            88,668,058
                                                                                ----------            ----------

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                           19,490,677            19,471,758
Demand deposits, interest bearing                                               12,202,588            12,613,507
Savings deposits                                                                21,996,218            23,227,604
Time deposits, $100,000 and over                                                13,299,790            13,795,997
Time deposits                                                                   11,503,714            10,313,657
                                                                                ----------            ----------
                                                                                78,492,987            79,422,523

Accrued interest payable                                                           256,594               263,550
Accrued expenses and other liabilities                                             471,200               424,275
                                                                                ----------            ----------
Total Liabilities                                                               79,220,781            80,110,348

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,
   500,000 shrs auth., 143,150 issued and outstanding                                1,432                 1,432
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,100,388 shares issued and outstanding at June 30, 2002
   and December 30, 2001                                                            11,004                11,004
 Additional-paid-in-capital                                                     14,729,070            14,729,070
 Accumulated deficit                                                            (6,562,199)           (6,282,615)
 Net unrealized gain on available-for-sale securities                              194,484                98,819
                                                                                ----------            ----------
Total Shareholders' equity                                                       8,373,791             8,557,710
                                                                                ----------            ----------
                                                                                87,594,572            88,668,058
                                                                                ----------            ----------


                             See accompanying note.

                             Statement of Operations
                                   (unaudited)

                                                     Quarter ended        Quarter ended      Six months ended    Six months ended
                                                        June 30,            June 30,             June 30,            June 30,
                                                          2002                2001                 2002                2001
                                                      ---------           ---------            ---------           ---------
Interest Income:
     Interest and fees on loans                         727,947          $1,021,302            1,465,629          $1,973,095
     Interest on investment securities                  389,423             403,952              778,784            $909,960
     Interest on Federal Funds sold                      50,717              86,673               97,591            $150,553
     Interest on time deposits with other banks           1,477               2,514                3,167              $4,108
                                                      ---------           ---------            ---------           ---------
Total interest income                                 1,169,564           1,514,441            2,345,171           3,037,716

Interest Expense:
     Interest on time deposits                          171,835             277,297              376,837            $564,444
     Interest on demand deposits                         27,792              45,643               55,027            $108,415
     Interest on savings deposits                        32,768              89,399               65,925            $184,098
                                                      ---------           ---------            ---------           ---------
Total interest expense                                  232,395             412,339              497,789             856,957

Net interest income                                     937,169           1,102,102            1,847,382           2,180,759

Provision for loan losses                                37,500              20,000               75,000              30,000
                                                      ---------           ---------            ---------           ---------
Net interest income less provision for
     loan losses                                        899,669           1,082,102            1,772,382           2,150,759
                                                      ---------           ---------            ---------           ---------

Noninterest income:
    Customer service fees                               485,648             555,058              973,634          $1,109,926
    Realized gain (loss) on investments                       0                   0               25,789                   0
    Other income                                         58,881              96,692               76,391            $126,878
                                                      ---------           ---------            ---------           ---------
Total noninterest income                                544,529             651,750            1,075,814           1,236,804

Non-interest expense
     Salaries, wages, and employee benefits             615,639             619,852            1,242,822          $1,269,011
    Occupancy and equipment                             322,997             411,896              703,145            $812,413
    Office operations and supplies                      111,282             110,204              215,247            $245,909
    Marketing and public relations                       14,331              20,344               26,864             $41,470
    Professional services                                54,458              63,556              112,616            $124,749
    Data processing                                     139,878             207,062              306,588            $417,257
    Deposit insurance assessments                         9,072              37,634               18,594             $77,485
    Other noninterest expense                           241,911             308,037              501,905            $512,390
                                                      ---------           ---------            ---------           ---------
Total non-interest expense                            1,509,568           1,778,585            3,127,781           3,500,684
                                                      ---------           ---------            ---------           ---------

     Net income (loss)                                 ($65,370)           ($44,733)           ($279,585)          ($113,121)
                                                      ---------           ---------            ---------           ---------

     Earnings per share-basic                            ($0.06)             ($0.04)              ($0.25)             ($0.10)
     Earnings  per share-diluted                         ($0.06)             ($0.04)              ($0.25)             ($0.10)
                                                      ---------           ---------            ---------           ---------

Weighted average number of shares                     1,100,388           1,099,450            1,100,388           1,099,450
                                                      ---------           ---------            ---------           ---------



                             See accompanying note.

                             Statement of Cash Flows
                                   (unaudited)

                                                                                         Six Months         Six Months
                                                                                           ended              ended
                                                                                         June 2002          June 2001
                                                                                         ----------         ----------
Cash flows from operating activities
Net loss                                                                               ($   279,584)          (113,121)
Adjustments to reconcile net loss to net cash
provided by operating activities:
            Provision for loan losses                                                        75,000             30,000
            Gain on sale of fixed assets                                                    (39,753)           (84,090)
            Depreciation and amortization                                                   366,474            387,500
            Decrease (increase) in accrued interest receivable and other assets              47,028           (141,994)
            Increase (decrease) in accrued interest payable and other liabilities            39,969            (49,670)
                                                                                         ----------         ----------
Net cash provided by operating activities                                                   209,134             28,625

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                               (7,791,039)        (7,262,797)
Purchase of investments-Held-to Maturity                                                   (500,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale           5,782,223          4,882,964
Proceeds from maturity & principal reductions of investments-Held-to-Maturity             1,890,674         11,625,268
Proceeds from sale of investments-Available-for-Sale                                      1,091,063            118,600
Net (increase) decrease in loans                                                          1,395,402            628,849
Purchase of premises and equipment                                                         (121,304)
Sale of premises and equipment                                                              110,000            147,701
                                                                                         ----------         ----------
Net cash provided by  investing activities                                                1,857,018         10,140,585

Cash flows from financing activities
Net (decrease) in deposits                                                                 (929,536)        (2,133,949)
Net proceeds from issuance of common stock                                                                       2,000
                                                                                         ----------         ----------
Net cash used in financing activities                                                      (929,536)        (2,133,949)

Increase in cash and cash equivalents                                                     1,136,617          8,037,260

Cash and cash equivalents at beginning of period                                         13,781,978          6,293,880

Cash and cash equivalents at end of period                                               14,918,595         14,331,140
                                                                                         ==========         ==========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                    752,539            880,010
                                                                                         ==========         ==========

                             See accompanying note.

NOTE 1. General

     United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2001 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2002 and December 31, 2001 and the consolidated results of its operations for the three and six month periods ended June 30, 2002 and 2001, and its consolidated stockholders' equity for the six month period ended June 30, 2002, and its consolidated cash flows for the six month periods ended June 30, 2002 and 2001.



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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:


(Thousands of dollars, except per share data)     Three months ended   Three months ended
                                                  -------------------  ------------------
                                                    June 30, 2002        June 30, 2001
                                                     -------------        -------------

Net interest income                                      $ 937                $1,102
Provision for loan losses                                   37                    20
Noninterest income                                         545                   652
Noninterest expense                                      1,510                 1,779
Net income (loss)                                          (65)                  (45)

Earnings per share-basic and diluted                     ($.06)                ($.04)


Balance sheet totals:                                June 30, 2002      December 31, 2001
                                                     -------------      -----------------
Total assets                                           $ 87,595              $88,668
Loans, net                                             $ 40,821              $42,292
Investment securities                                  $ 25,476              $25,806
Deposits                                               $ 78,493              $79,423
Shareholders' equity                                   $  8,374              $ 8,558

Ratios
Return on assets                                        (0.63)%              (0.95)%
Return on equity                                        (6.90)%              (9.31)%
Equity to assets ratio                                   7.41%                7.67%


Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $973 thousand, or 1.22%, during the quarter ending June 30, 2002. Average funding uses increased $1 million, or 1.29%, for the same quarter.

Sources and Uses of Funds Trends

(Thousands of dollars, except percentages)

                                   June 30, 2002                                                 March 31, 2002
                                      Average        Increase (Decrease)                             Average
                                      Balance              Amount                  %                 Balance
                                      -------              ------                 ---                -------
Funding uses:
     Loans                           $ 41,029               ($379)                (0.92)%            $41,408
     Investment securities
        Held-to-maturity               10,823                (422)                (3.76)              11,245
        Available-for-sale             14,516               1,138                  8.51               13,377
     Federal funds sold                12,242                 667                  5.76               11,575
                                     --------              ------                                    -------
         Total  uses                 $ 78,609              $1,004                                    $77,605
                                     ========              ======                                    =======
Funding sources:
     Demand deposits
          Noninterest-bearing        $ 19,402              ($ 379)                (1.92)%            $19,781
          Interest-bearing             12,103                 131                (46.63)              11,972
     Savings deposits                  22,416                (270)                24.00               22,686
     Time deposits                     24,752                (455)                (1.81)              25,207
                                     --------              ------                                    -------
          Total sources              $ 78,673              ($ 973)                                   $79,646
                                     ========              ======                                    =======

Loans

Average loans decreased approximately $379 thousand, or 0.92%, during the quarter ended June 30, 2002. Compared to the previous quarter, the decline in loans has began to slow as loan originations came close to offsetting loan payoffs and paydowns. However, consumers continue to refinance existing loans or sell existing homes to purchase new homes to take advantage of the current low interest rate environment. Because the Bank is not a competitive player in the mortgage loan origination market, it does not generate sufficient mortgage loan volume to cover these payoffs.

The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its loan portfolio. Approximately $1.8 million in commercial loan participations with other financial institutions were booked during the quarter ended June 30, 2002. This strategy is being utilized while the Bank continues to enhance its own business development capacity. In addition, the Bank will focus on originating consumer loans including home equity, automobile, student and credit card loans as a means to increase volume and diversify credit risk.

The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                            June 30,     December 31,
                                              2002          2001
                                            -------       -------
Commercial and industrial                   $ 9,434       $11,054
Commercial real estate                        8,207         5,504
Consumer loans                                7,923         8,294
Residential mortgages                        16,025        18,148
                                            -------       -------
            Total Loans                     $41,589       $43,000
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

The following Table presents an analysis of the allowance for loan losses.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

Balance at January 1, 2002             $708

Charge-offs:
Commercial and industrial                (7)
Residential mortgages                  ----
Consumer loans                         (107)
     Total charge-offs                 (114)
Recoveries                               99
Net(charge-offs) recoveries             (15)
Additions charged to operations          75
                                         --
Balance at June 30, 2002                768


The allowance for loan losses as a percentage of total loans was 1.85% at June 30, 2002. During the past year, there was an economic downturn and economic uncertainty continues. Because the impact on the borrowers may lag the current economic conditions, the Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk. Management believes the level of the allowance for loan losses is adequate as of June 30, 2002.

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


Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 2002, non-accrual loans were $639 thousand, or .15% of the loan portfolio of which $373 thousand were guaranteed by the Small Business Administration.

The Bank has one borrower with loans totaling in excess of $1.2 million that is experiencing financial difficulty. Guarantees from the Small Business Administration (SBA) reduce the Bank's exposure to approximately $500 thousand. A specific reserve of $250 thousand has been allocated to this loan for potential losses. Management continues to work closely with this borrower to minimize the risk of loss. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

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

At June 30, 2002, approximately 26% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At June 30, 2002, none of these loans was nonperforming.

Investment Securities and other short-term investments

Investment securities, including Federal Funds Sold, increased on average by $1.4 million, or 3.82%, during the quarter ended June 30, 2002. This increase is due to pay-offs in the Bank's loan portfolio as well as called agency securities. In April 2002, investment strategies were developed and implemented to place funds in longer term securities including mortgage-backed (MBS) and other agency securities to decrease the level of investment in low yielding Federal Funds Sold. However, in June 2002, management modified this strategy to shift investable funds to fund the purchase of loan participations from other financial institutions and to fund the growing commercial loan pipeline.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio is 5.98% and the average duration of the portfolio is 2.08 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the high level of callable government agency securities - approximately 39% at June 30, 2002. Approximately $4 million in securities were called during the quarter. The average yield of called securities was 6.00%. The Bank re-invested these funds in securities with average yields of approximately 5.70%. Calls will likely continue as the rate environment remains at historically low levels. The result is additional liquidity and a reduction in yield on the portfolio. The Bank will continue to take steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future projected rising rate environment.

Deposits

Average deposits decreased approximately $973 thousand, or 1.22%, during the quarter ended June 30, 2002. Two large certificates of deposit with government agencies totaling $1.1 million matured and were not rolled over during the quarter. Because of mandatory capital requirements outlined in the Bank's Written Agreement with its regulators (See REGULATORY MATTERS below), aggressive deposit retention or new business development strategies have not been implemented.


Other Borrowed Funds

The Bank did not borrow funds during the quarter ended June 30, 2002. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.


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

The Bank's financial instrument commitments at June 30, 2002 are summarized below:

      Commitments to extend credit        $10,867,000
      Outstanding letter of credit            $57,000

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 2002, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.5 million loans are scheduled to mature within one year.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 2002:

                                                   (Thousands of dollars)
      3 months or less                                  $ 9,359
      Over 3 through 12 months                            2,899
      Over 1 through three years                          1,042
      Over three years                                       --
                                                        -------
     Total                                              $13,300
                                                        =======


Within the maturing certificates of deposit of $100,000 or more that mature in three months or less, the Bank has one $5 million deposit with a government agency that matured and was renewed in July 2002 for six months. While this is a short-term renewal, this certificate has continuously been renewed for 8 years.

Capital Resources

Total shareholders' equity increased approximately $139 thousand during the quarter ended June 30, 2002. The increase in equity was due to an increase in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of declining interest rates that enhance the value of the portfolio. This was partially offset by an increase in the accumulated deficit as a result of the loss of $65 thousand experienced during the quarter.

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

As indicated in the table below, the Company's and the Bank's risk-based capital ratios are above the minimum requirements. (Refer to REGULATORY MATTERS below for Written Agreement requirements) Management continues the objective of increasing capital by offering additional stock (preferred and common) for sale to knowledgeable investors on a limited offering basis. However, the focus continues to be on increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                            Company          Company
                                            June 30,       December 31,
                                             2002             2001
                                             ----             ----
Total Capital                               $8,373           $8,459
     Less:  Intangible Assets               (2,224)          (2,119)
                                            ------           ------
Tier 1 Capital                               6,149            6,340
                                            ------           ------
Tier 2 Capital                                 499              510
                                            ------           ------
    Total Qualifying Capital                $6,648           $6,850
                                            ======           ======
Risk Adjusted Total Assets (including off-
     Balance sheet exposures)              $39,647          $41,624
Tier 1 Risk-Based Capital Ratio              16.77%           15.23%
Tier 2 Risk-Based Capital Ratio              17.26%           16.46%
Leverage Ratio                                7.14%            7.12%

                                             Bank             Bank
                                           June 30,         December 31,
                                             2002             2001
                                             ----             ----
Total Capital                               $8,085           $8,170
   Less: Intangible Asset/Net
unrealized gains (losses) on
available for sale portfolio                (2,029)          (2,119)

Tier 1 Capital                               6,344            6,051
                                            ------          -------
Tier 2 Capital                                 499              510
                                            ------          -------
    Total Qualifying Capital                $6,843          $ 6,561
                                            ======          =======
Risk Adjusted Total Assets (including off-
     Balance sheet exposures)              $39,647          $41,624
Tier 1 Risk-Based Capital Ratio              14.78%           14.90%
Tier 2 Risk-Based Capital Ratio              16.04%           16.15%
Leverage Ratio                                6.85%            6.80%




Results of Operations

Summary

The Bank had a net loss of approximately $65 thousand ($0.06 per common share) for the quarter ended June 30, 2002 compared to a net loss of $45 thousand ($0.04 per common share) for the quarter ended June 30, 2001. The financial results for the quarter ended June 30, 2002 were negatively impacted by the high level of Federal Funds Sold (averaging approximately $12 million) in the current low interest rate environment. In addition, loan pay-offs and called agency securities created additional liquidity that required investment in a lower interest rate environment--thereby reducing interest income.

In April 2002, management implemented a profit restoration plan that included among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, elimination of director fees, and the reduction of other operating expenses. In addition, revenue enhancement strategies began to be employed to include shifting funds out of Federal Funds Sold into higher yielding investment securities and loans. To enhance fee income the Bank plans to implement products like the debit card and mutual fund sales. The marketing of consumer loan products to include home equity, automobile, student, and credit card loans, and; the installation of additional high volume automated teller machines will also contribute to increased revenues.

While some improvement in operating performance was experienced during the quarter ended June 30, 2002 compared to the quarter ended March 31, 2002, a greater impact will be realized with continued loan originations that increase the Bank's loan-to-deposit ratio. This will lead to a higher net interest margin and therefore increased revenues.

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

Net interest income decreased $165 thousand, or 14.97%, for the quarter ended June 30, 2002 compared to June 30, 2001. The decrease was primarily attributable to a lower interest rate environment and the composition of earning assets. The lower interest rate environment triggered the call of certain investment securities as well as loan pay-offs as consumers rushed to refinance their loans-- thereby creating additional liquidity for the Bank. Because the Bank did not have a significant level of loan origination activity, funds were invested in lower yielding investment securities and Federal Funds Sold. The result was a reduction in interest income. Strategies have been implemented to shift low yielding earning assets to higher yielding loan participations and investment securities. (Refer below to Item 3. Quantitative and Qualitative Disclosures about Market Risk for discussion on measures used by the Bank to minimize its interest rate risk.).


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings for the quarter ending June 30, 2002 was $37 thousand compared to $20 thousand for the same quarter in 2001. The increase in provisions was necessary because of an increase in classified loans for which specific reserves were provided. Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses.


Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Total noninterest income for the quarter ended June 30, 2002 declined $107 thousand, or 16.45%, compared to the same quarter in 2001. Customer service fees made up the largest part of this decline. These fees decreased $69 thousand for the quarter ended June 30, 2002 compared to 2001, primarily because of a reduction in activity fees on deposits. The Bank's lower deposit levels in 2002 compared to 2001 result in less overdraft fees, activity service charges and low balance fees.

As a result of the 714 Market Street branch closure in January 2002, an automobile accident disrupting the service of the ATM located at Two Penn Center in May 2002 and another ATM location lease expiration, the Bank had three high volume automated teller machines out of service during the quarter. The result was a lower level of non-customer ATM surcharge income for the quarter ended June 30, 2002. Management is currently in the process of identifying other potentially high volume locations to re-deploy these machines and others.

In addition in June 2002, the Bank sold its former Frankford branch for a gain of $39,753.

Noninterest Expense

Salaries and benefits decreased $4 thousand, or .68%, during the quarter ended June 30, 2002 compared to 2001. In April 2002 as part of it Profit Restoration Plan, the Bank made strategic reductions in staff and job consolidations to reduce the level of personnel expense. However, due to severance payments made to certain employees, the full impact of the reductions was not realized during the quarter. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased $67 thousand, or 32.45%, during the quarter ended June 30, 2002 compared to 2001. The decrease is primarily attributable to a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers.

Occupancy expense decreased approximately $89 thousand, or 21.58%, during the quarter ended June 30, 2002 compared to 2001. The decrease is primarily attributable to the closure/consolidation of the Bank's 714 Market Street branch in January 2002. In addition, the Bank's former West Girard branch was sold in June 2001 and the Bank's former Frankford branch office was sold on June 8, 2002. The sale of these branches resulted in occupancy expense savings.

Professional services expense decreased approximately $9 thousand, or 14.31%, for the quarter ended June 2002 compared to 2001. In April 2002, the Bank implemented a Profit Restoration Plan that eliminated all non-essential uses of professional services. Management continues to seek methods to further reduce this cost.

Office operations and supplies expense remained relatively the same for the quarter-ended June 30, 2002 compared to 2001. Savings should be realized as a result of the closure/consolidation of the Bank's 714 Market Street branch because of reductions in branch operating cost (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's earnings enhancement / profit restoration plan, all other operating expenses are being tightly controlled.

Federal deposit insurance premiums decreased by $29 thousand, or 75.89%, for the quarter ended June 2002 compared to 2001. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2002, is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

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

As of June 30, 2002, the Bank's tier one leverage capital ratio was 6.85%, below the 7% minimum capital ratio required by the Agreement. The failure of the Bank to maintain a minimum capital ratio of at least 7% at all times while the Agreement is in force is a violation of the Agreement. The Federal Reserve authorities could take regulatory and supervisory actions against the Bank for violation of the Agreement. As of August 9, 2002, no such actions have been taken.

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

At June 30, 2002, an asset sensitive position is maintained on a cumulative basis through 1 year of 3.25% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at June 30, 2002 are as follows:


                             Market value of           Market value of equity
      Changes in rate            equity                as a % of MV of Assets
     -----------------         -----------             ----------------------
                           (Dollars in thousands)
    +400 basis points            ($2,233)                    (2.98)%
    +300 basis points                158                       .02
    +200 basis points              3,470                      4.24
    +100 basis points              5,580                      6.60
    Flat rate                      7,712                      8.84
    -100 basis points              9,612                     10.77
    -200 basis points             11,568                     12.50
    -300 basis points             13,216                     13.99
    -400 basis points             14,722                     15.25

The market value of equity may be impacted by the composition of the Bank's assets and liabilities. A shift in the level of variable versus fixed rate assets will create swings in the market value of equity.

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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at June 30, 2002. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

    The Bank had a One Million Dollar ($1,000,000) unsecured loan participation in a $40.4 Million ($40,400,000) line of credit to KMART Corporation. The Bank was repaid the One Million Dollar ($ 1,000,000) loan participation in full on January 8, 2002. KMART Corporation filed for protection under Chapter 11 of the federal bankruptcy laws on January 22, 2002 and such a filing by KMART Corporation could expose the Bank to a future claim that the repayment to the Bank of its loan participation was a preference payment. If the preference claim is made and is successful, the Bank may be required to return the One Million Dollar ($1,000,000) loan repayment and incur a loss in that amount to the extent that the Bank can not obtain repayment of the loan participation from KMART Corporation or as an unsecured creditor in the bankruptcy proceeding. As of August 9, 2002, the Bank has not received any notification in regard to this matter.



Item 2. Working Capital Restrictions on Payment of Dividends.
------------------------------------------------------------


The holders of the Common Stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefor under the laws of the Commonwealth of Pennsylvania. Under the Pennsylvania Banking Code of 1965, funds available for cash dividend payments by a bank are restricted to accumulated net earnings and if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least 10% of its net earnings for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the bank without prior approval of the Secretary of Banking of the Commonwealth of Pennsylvania.


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



Item 4.  Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None



Item 5.  Other Information.
---------------------------

         None



Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No Form 8K report was filed during the period.

Signatures
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              UNITED BANCSHARES, INC.





Date: August 14, 2002                         /s/ Evelyn Smalls
                                              ------------------------------
                                                  Evelyn Smalls
                                                  President & CEO


                                              /s/ Brenda Hudson-Nelson
                                              ------------------------------
                                                  Brenda Hudson-Nelson
                                                  EVP/Chief Financial Officer