Form 10-Q
period 2002-09-30
UNITED BANCSHARES INC /PA
filed 2002-11-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

      _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
            PERIOD ENDED SEPTEMBER 30, 2002 OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
            PERIOD FROM ______________ TO _____________

                             UNITED BANCSHARES, INC.

         (Exact name of registrant as specified in its charter)

                                     0-25976

                             Commission File Number

     Pennsylvania                               23-2802415
----------------------                       ----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

300 North 3rd Street, Philadelphia, PA               19106
--------------------------------------            -----------
(Address of principal executive office)           (Zip Code)

                                 (215) 351-4600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

The Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of Series Preferred A Stock. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 8, 2002, 1,103,788 (191,667 Class B Non voting) shares were issued and outstanding.

     The Board of Directors of United Bancshares, Inc. authorized the Series A Preferred Stock, of which 143,150 shares were issued and outstanding as of November 8, 2002.

                                    FORM 10-Q


                                      Index

Item No.                                                            Page
--------                                                            ----

                                     PART I

  1.  Financial Statements...........................................  4

  2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................  8

  3.  Quantitative and Qualitative Disclosures about Market Risk..... 20

  4.  Controls and Procedure......................................... 22



                                     PART II

  1.  Legal Proceedings...........................................    23

  2.  Working Capital Restrictions on the Payment of Dividends....    23

  3.  Defaults upon Senior Securities.............................    24

  4   Submission of Matters to a Vote of Security Holders.........    24

  5.  Other Information...........................................    24

  6.  Exhibits and Reports on Form 8K.............................    25

Item 1. Financial Statements


                           Consolidated Balance Sheets
                                   (unaudited)

                                                                    September 30          December 31,
                                                                        2002                  2001
                                                                     ----------           ----------
Assets
Cash and due from banks                                               3,994,562            5,747,131
Interest bearing deposits with banks                                    863,526              256,847
Federal funds sold                                                   10,230,000            7,778,000
                                                                     ----------           ----------
Cash & cash equivalents                                              15,088,088           13,781,978

Investment securities:
  Held-to-maturity, at amortized cost,
   market value of $8,867,500 at
   September 30, 2002 and $11,735,146 at
   December 31, 2001                                                  8,573,766           11,466,372

  Available-for-sale, at market value                                13,266,482           14,339,643

Loans, net of unearned discount                                      44,344,619           42,999,877
Less: allowance for loan losses                                        (702,813)            (708,156)
                                                                     ==========           ==========
Net loans                                                            43,641,806           42,291,721

Bank premises & equipment, net                                        2,635,892            2,978,265
Accrued interest receivable                                             744,301              911,470
Other real estate owned                                                       0               45,000
Core deposit intangible                                               1,983,764            2,118,868
Prepaid expenses and other assets                                       822,013              734,741
                                                                     ----------           ----------
Total Assets                                                         86,756,112           88,668,058
                                                                     ==========           ==========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                19,324,517           19,471,758
Demand deposits, interest bearing                                    14,778,984           12,613,507
Savings deposits                                                     21,132,450           23,227,604
Time deposits, $100,000 and over                                     10,720,789           13,795,997
Time deposits                                                        11,654,884           10,313,657
                                                                     ----------           ----------
                                                                     77,611,623           79,422,523

Accrued interest payable                                                139,743              263,550
Accrued expenses and other liabilities                                  375,526              424,274
                                                                     ----------           ----------
Total Liabilities                                                    78,126,893           80,110,347

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                1,432                1,432
   500,000 shrs auth., 143,150 issued and outstanding
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,103,788 shares issued and outstanding
   at September 30, 2002                                                 11,021               11,004
   and 1,102,088 at  December 31, 2001, respectively
 Additional-paid-in-capital                                          14,749,453           14,729,070
 Accumulated deficit                                                 (6,377,422)          (6,282,614)
 Net unrealized gain on available-for-sale securities                   244,736               98,819
                                                                     ----------           ----------
Total Shareholders' equity                                            8,629,220            8,557,711
                                                                     ----------           ----------
                                                                     86,756,112           88,668,058
                                                                     ==========           ==========

                        Consolidated Statements of Income
                                   (unaudited)


                                                  Three months ended   Three months ended    Three months ended   Three months ended
                                                    June 30, 2002         June 30, 2001         June 30, 2002        June 30, 2001
                                                    -------------         -------------         -------------        -------------
Interest Income:
     Interest and fees on loans                         757,472              840,761              2,223,101            2,813,856
     Interest on investment securities                  360,804              422,416              1,139,588            1,332,376
     Interest on Federal Funds sold                      35,489               86,003                133,080              236,556
     Interest on time deposits with other banks           3,851                2,154                  7,018                6,262
                                                      ---------            ---------              ---------            ---------
Total interest income                                 1,157,616            1,351,334              3,502,787            4,389,050

Interest Expense:
     Interest on time deposits                          144,824              274,234                521,661              838,678
     Interest on demand deposits                         30,642               40,481                 85,669              148,896
     Interest on savings deposits                        32,307               87,374                 98,232              271,472
     Interest on borrowed funds                               0                   75                      0                   75
                                                      ---------            ---------              ---------            ---------
Total interest expense                                  207,773              402,164                705,562            1,259,121

Net interest income                                     949,843              949,170              2,797,225            3,129,929

Provision for loan losses                                37,500               30,000                112,500               60,000
                                                      ---------            ---------              ---------            ---------
Net interest income less
     provision for loan losses                          912,343              919,170              2,684,725            3,069,929
                                                      ---------            ---------              ---------            ---------
Noninterest income:
    Gain on sale of loans                                     0                    0                      0                    0
    Customer service fees                               474,468              556,454              1,448,102            1,666,380
    Realized gain (loss) on investments                       0                    0                 25,789                    0
    Other income                                        285,178               19,975                361,569              146,853
                                                      ---------            ---------              ---------            ---------
Total noninterest income                                759,646              576,429              1,835,460            1,813,233

Non-interest expense
     Salaries, wages, and employee benefits             582,855              687,037              1,825,677            1,956,048
    Occupancy and equipment                             308,294              406,675              1,011,439            1,219,088
    Office operations and supplies                      107,332              110,457                322,579              356,366
    Marketing and public relations                       18,111               32,886                 44,975               74,356
    Professional services                                73,917               43,159                186,533              167,908
    Data processing                                     157,114              186,069                463,702              603,326
    Deposit insurance assessments                         8,831               36,297                 27,425              113,782
    Other noninterest expense                           230,758              265,147                732,663              777,537
                                                      ---------            ---------              ---------            ---------
Total non-interest expense                            1,487,212            1,767,727              4,614,993            5,268,411
                                                      ---------            ---------              ---------            ---------
     Net income (loss)                               $  184,777          ($  272,128)           ($   94,808)         ($  385,249)
                                                     ==========           ==========             ==========           ==========

     Earnings per share-basic                             $0.17               ($0.25)                ($0.09)              ($0.35)
     Earnings  per share-diluted                          $0.17               ($0.25)                ($0.09)              ($0.35)

 Weighted average number of shares                    1,100,582            1,099,497              1,100,582            1,099,497
                                                      =========            =========              =========            =========


                             See Accompanying Note

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         Nine Months ended      Nine Months ended
                                                             September             September
                                                               2002                  2001
                                                        -----------------      -----------------
Cash flows from operating activities
Net loss                                                  ($    94,808)             (385,249)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Provision for loan losses                                  112,500                60,000
    Gain on sale of fixed assets                               (39,753)
    Gain on sale of investments                                (25,789)
    Depreciation and amortization                              523,025               579,752
    Decrease (increase) in accrued interest
     receivable and other assets                               124,897              (212,700)
    Increase (decrease) in accrued interest
     payable and other liabilities                            (172,555)              125,326
                                                            ----------            ----------
Net cash provided by operating activities                      427,518               167,129

Cash flows from investing activities
Purchase of investments-Available-for-Sale                  (7,790,823)           (9,264,274)
Purchase of investments-Held-to Maturity                      (500,000)
Proceeds from maturity & principal reductions of
  investments -- Available-for-Sale                          7,942,140             5,347,078
Proceeds from maturity & principal reductions
  of investments -- Held-to-Maturity                         3,415,715            12,274,836
Proceeds from sale of investments --
  Available-for-Sale                                         1,116,852               118,600
Net (increase) decrease in loans                            (1,462,585)             (987,697)
Purchase of premises and equipment                            (162,205)              (93,681)
Sale of premises and equipment                                 110,000
                                                            ----------            ----------
Net cash provided by  investing activities                   2,669,092             7,394,862

Cash flows from financing activities
Net increase (decrease) in deposits                         (1,810,900)           (1,298,857)
Net proceeds from issuance of common stock                      20,400                 2,000
                                                            ----------            ----------
Net cash used in financing activities                       (1,790,500)           (1,296,857)

Increase in cash and cash equivalents                        1,306,110             6,265,134

Cash and cash equivalents at beginning of period            13,781,978             6,293,880

Cash and cash equivalents at end of period                  15,088,088            12,559,014
                                                            ==========            ==========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                       611,066             1,271,217
                                                            ==========            ==========



                             See Accompanying Note

NOTES TO FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2002 and December 31, 2001 and the consolidated results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and its consolidated stockholders' equity for the nine month period ended September 30, 2002, and its consolidated cash flows for the nine month periods ended September 30, 2002 and 2001.

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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)        Quarter ended           Quarter ended
                                                  -------------------      ------------------
                                                  September 30, 2002       September 30, 2001
                                                  -------------------      ------------------
Net interest income                                    $   950                  $   949
Provision for loan losses                                   37                       30
Noninterest income                                         760                      576
Noninterest expense                                      1,487                    1,768
Net income (loss)                                          185                     (272)

Earnings (loss) per share - basic and diluted          $  0.17                  ($ 0.25)


                                                  September 30, 2002        December 31, 2001
                                                  -------------------      ------------------
Balance sheet totals:
Total assets                                          $ 86,756                 $ 88,668
Loans, net                                            $ 43,641                 $ 42,292
Investment securities                                 $ 21,840                 $ 25,806
Deposits                                              $ 77,612                 $ 79,423
Shareholders' equity                                  $  8,629                 $  8,558

Ratios
Return on assets                                         0.21%                   (0.95)%
Return on equity                                         2.14%                   (9.31)%
Equity to assets ratio                                   7.80%                    7.67%



Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $349 thousand, or .44%, during the quarter ending September 30, 2002. Average funding uses decreased $1 million, or 1.31%, for the same quarter.

Sources and Uses of Funds Trends

                                 September 30, 2002                                                June 30, 2002
                                      Average           Increase (Decrease)                          Average
                                      Balance                Amount                 %                Balance
                                      -------                ------                ---               -------
Funding uses:
  Loans                               $42,357               $ 1,328                3.24%             $41,029
  Investment securities
Held-to-maturity                       10,623                  (200)              (1.85)              10,823
Available-for-sale                     14,033                  (483)              (3.33)              14,516
  Federal funds sold                   10,570                (1,672)             (13.66)              12,242
                                      -------               -------                                  -------
         Total uses                   $77,583               ($1,027)                                 $78,610
                                      =======               =======                                  =======
Funding sources:
  Demand deposits
   Noninterest-bearing                $19,995               $   593                3.06%             $19,402
   Interest-bearing                    12,666                   563                4.65               12,103
  Savings deposits                     22,284                  (132)              (0.59)              22,416
  Time deposits                        24,077                  (675)              (2.73)              24,752
                                      -------               -------                                  -------
      Total sources                   $79,022               $   349                                  $78,673
                                      =======               =======                                  =======


Loans

     Average loans increased approximately $1.3 million, or 3.24%, during the quarter ended September 30, 2002. This increase is primarily a result of loan participations purchased from other financial institutions. The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy will continue to be utilized while the Bank continues to enhance it own business development capacity. Approximately $1.9 million in commercial loan participations were booked during the quarter ended September 2002---bringing the total to more than $10 million year-to-date. Most of these participations were secured by commercial real estate.

     Increases in the commercial loan portfolio were partially offset by significant levels of repayments in the Bank's residential mortgage loan portfolio as consumers continue to refinance existing loans or sell existing homes to purchase new homes to take advantage of the current low interest rate environment. Because the Bank is not a competitive player in the mortgage loan origination market, it does not generate sufficient mortgage loan volume to cover these payoffs.

     The Bank's loan-to-deposit ratio at September 30, 2002 was 56.23% up from 52% for the quarter ending June 30, 2002. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional commercial loan participations and the origination of small business loans and consumer loans including home equity, automobile, student and credit card loans.

     During 2002, because of the purchase of loan participations, commercial real estate loans increased $7.3 million to 29% of total loans. Conversely, the rapid repayments in the mortgage loan portfolio resulted in a reduction of $3.8 million, or 20.89%--thereby creating a significant shift in the composition of the overall loan portfolio. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)

                                September 30,     December 31,
                                    2002             2001
                                  --------         --------

Commercial and industrial         $ 9,279           $11,054
Commercial real estate             12,767             5,504
Consumer loans                      7,943             8,294
Residential mortgages              14,356            18,148
                                  -------           -------
            Total Loans           $44,345           $43,000
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


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)
                        --------------------------------


            Balance at January 1, 2002               $ 708
                                                     -----
            Charge-offs:
            Commercial and industrial                  (92)
            Residential mortgages
            Consumer loans                            (165)
                                                     -----
                 Total charge-offs                    (257)
            Recoveries                                 139
            Net (charge-offs) recoveries              (118)
                                                     -----
            Additions charged  to operations           113
                                                     -----
            Balance at September 30, 2002              703
                                                     =====

     The allowance for loan losses as a percentage of total loans was 1.59% at September 30, 2002. During the past year, there was an economic downturn and economic uncertainty continues. Because the impact on the borrowers may lag the current economic conditions, the Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk.

     At September 30, 2002, the Bank's classified loans totaled $2.3 million, or 5.22% of total loans. Specific reserves of $584 thousand have been allocated to these loans. Approximately $357 thousand was allocated to one loan for which full collectibility is uncertain. (Refer to Nonperforming and Nonaccrual Loans below for further discussion on this loan.)

     While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of September 30, 2002.


Nonperforming and Nonaccrual Loans

     The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 2002, non-accrual loans were $469 thousand, or 1.06% of the loan portfolio of which approximately $269 thousand were guaranteed by the Small Business Administration.

     The Bank has one borrower in the telecommunications industry with loans totaling approximately $1.3 million that is experiencing severe financial difficulty. Guarantees from the Small Business Administration (SBA) reduce the Bank's exposure to approximately $714 thousand. A specific reserve of $357 thousand has been allocated to this loan to cover potential losses. Management continues to work closely with this borrower to develop a work-out plan to minimize the risk of loss. This loan has been modified to provide for a moratorium on principal payments until January 2003. The borrower is in compliance with the modified terms. Management recognizes this loan as an impaired asset.

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

     At September 30, 2002, approximately 25% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At September 30, 2002, none of these loans was nonperforming.

Investment Securities and other short-term investments

     Investment securities, including Federal Funds Sold, decreased on average by $2.4 million, or 6.27%, during the quarter ended September 30, 2002. This decrease is due the use of Federal Funds Sold to fund the purchase of commercial loan participations from other financial institutions. Although loan originations are preferred to improve profitability, alternate investment strategies were developed and continue to be implemented to place liquid funds into longer-term securities including mortgage-backed securities and other agency securities to decrease the level of investment in low yielding Federal Funds Sold.

     The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio is 5.86% at September 30 , 2002 compared with 6.06% June 30, 2002. The average duration of the portfolio is 3.2 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the level of callable government agency securities - approximately 33.4%% at September 30, 2002. Approximately $1.5 million in securities were called during the quarter. The average yield of called securities was 6.00%. Calls will likely continue as the rate environment remains at historically low levels. The result is additional liquidity and a reduction in yield on the investment portfolio.

     The Bank will continue to take steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future rising rate environments. In October 2002, a strategy to invest $4 million in variable rate mortgage-backed securities was implemented. These securities have average current yields of 4.00% and estimated durations of 4 years with monthly cashflow. These securities will adjust at various intervals ranging from one to five years.


Deposits

     The Bank has a stable core deposit base representing 87% of total deposits. This base is comprised of over 15,000 accounts with an average balance of $500. During the quarter ended September 30, 2002, average deposits increased approximately $349 thousand, or .44%. The average level of demand deposits increased approximately $1.1 million during the quarter as a result of temporary deposits received from governmental agencies and religious organizations. Because of mandatory capital requirements outlined in the Bank's Written Agreement with its regulators (See Regulatory Matters below), aggressive deposit retention or new business development strategies have not been implemented.

Other Borrowed Funds

     The Bank did not borrow funds during the quarter ended September 30, 2002. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.

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

     The Bank's financial instrument commitments at September 30, 2002 are summarized below:

       Commitments to extend credit       $8,376,000
       Outstanding letter of credit       $   25,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Management believes the Bank has adequate liquidity to support the funding of unused commitments.


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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB")regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of September 30, 2002, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

     The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $6.9 million loans are scheduled to mature within one year.

     By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At September 30, 2002, the Bank has total short-term liquidity, including cash and federal funds sold, of $11.2 million, or 12.889% of total assets. Additional liquidity of approximately $13 million, or 14.96% of total assets, is provided by the Bank's investment portfolio classified as available-for-sale.

     The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a government agency that matures in January 2003. While this is a short-term renewal, this certificate has continuously renewed for more than 8 years and is not anticipated by management to be removed in the near future.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 2002:

                                          (Thousands of
                                            dollars)
                                            -------
       3 months or less                     $ 2,397

       Over 3 through 12 months               7,080
       Over 1 through three years             1,244
       Over three years                          --
                                            -------
            Total                           $10,721
                                            =======

Capital Resources

     Total shareholders' equity increased approximately $255 thousand during the quarter ended September 30, 2002. The increase in equity was primarily due to net income of $185 thousand during the quarter, a $50 thousand increase in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of declining interest rates that enhance the value of the portfolio, and approximately $20 thousand from the sale of common stock.

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


                                                   Company          Company
                                                September 30,     December 31,
                                                    2002             2001
                                                  --------         --------

Total Capital                                     $  8,630         $  8,459
  Less: Intangible Assets/Net unrealized
   gains (losses) on available for
   sale portfolio                                   (2,229)          (2,119)
                                                  --------         --------
Tier 1 Capital                                       6,401            6,340
                                                  --------         --------
Tier 2 Capital                                         529              510
                                                  --------         --------
  Total Qualifying Capital                        $  6,930         $  6,850
                                                  ========         ========

Risk Adjusted Total Assets
  (including off-Balance sheet exposures)         $ 42,346         $ 41,624
Tier 1 Risk-Based Capital Ratio                     15.12%           15.23%
Tier 2 Risk-Based Capital Ratio                     16.94%           16.46%
Leverage Ratio                                       7.55%            7.12%


                                                    Bank             Bank
                                                September 30,     December 31,
                                                    2002             2001
                                                  --------         --------

 Total Capital                                    $  8,341         $  8,170
  Less: Intangible Asset/Net unrealized gains
   (losses) on available for sale portfolio         (2,229)          (2,119)
                                                  --------         --------
Tier 1 Capital                                       6,112            6,051
                                                  --------         --------
Tier 2 Capital                                         529              510
                                                  --------         --------
   Total Qualifying Capital                       $  6,641         $  6,561
                                                  ========         ========
Risk Adjusted Total Assets
 (including off-Balance sheet exposures)          $ 42,346         $ 41,624
Tier 1 Risk-Based Capital Ratio                     14.49%           14.90%
Tier 2 Risk-Based Capital Ratio                     15.75%           16.15%
Leverage Ratio                                       7.21%            6.80%

Results of Operations

Summary

     The Bank had net income of approximately $185 thousand ($0.17 per common share) for the quarter ended September 30, 2002 compared to a net loss of $272 thousand ($0.25 per common share) for the quarter ended September 30, 2001. In September 2002, the Bank was awarded a $198,000 grant from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund. These funds are awarded to financial institutions that demonstrate community development through loan and deposit activity. The financial results for the quarter ended September 30, 2002 were also positively impacted by the continued implementation of the Bank's profit restoration plan which resulted in reductions in noninterest expenses of $280 thousand compared to the same quarter in 2001.

     In April 2002, management implemented a profit restoration plan that included among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, elimination of director fees, and the reduction of other operating expenses. In addition, revenue enhancement strategies were employed to include shifting funds out of Federal Funds Sold into higher yielding investment securities and loans. New opportunities for fee income include the debit card and wealth management services. The marketing of consumer loan products to include home equity, automobile, student, and credit card loans, and; the installation of additional high volume automated teller machines are also expected to contribute to increased revenues.

     While expense reductions were achieved during the quarter ended September 30, 2002, a greater impact will be realized with increased loan originations that build the Bank's loan-to-deposit ratio. This will lead to a higher net interest margin and therefore increased revenues.

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

     Net interest income was the same for the quarter ended September 30, 2002 compared to September 30, 2001. While there was a $194,000 decline in interest income caused by the lower interest rate environment, management achieved relatively the same net interest income by managing the rates it pays on its core deposits. The Bank's net interest margin was 4.91% at September 30, 2002 compared to 4.54% at September 30, 2001. The cost of funds was 1.01% to 1.87% for the same periods.

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

     The provision for loan losses charged against earnings for the quarter ending September 30, 2002 was $37 thousand compared to $30 thousand for the same quarter in 2001. The increase in provisions was necessary because of an increase in classified loans for which specific reserves were provided. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.) Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses.

Noninterest Income

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. While total noninterest income for the quarter ended September 30, 2002 increased $183 thousand, or 31.78%, compared to the same quarter in 2001, customer service fees declined $82 thousand, or 14.73%.

     The increase in noninterest income is largely due to a $198 thousand grant the Bank received from the U.S. Treasury Department's Bank Enterprise Award
(BEA) Fund. The Bank received this grant as a result of certificates of deposits it placed with other Community Development Financial Institutions (CDFI) throughout the country. (Note: United Bank of Philadelphia also has a CDFI designation and periodically receives such deposits to support its community development mission.)

     In addition, the Bank syndicated a $60 million back-up line of credit with other minority banks throughout the region for a major corporation for which it received an agent fee. This fee will be received annually for the administration of this line of credit.

     Customer service fees declined $82 thousand for the quarter ended September 30, 2002 compared to 2001, primarily because of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. The Bank's lower deposit levels in 2002 compared to 2001 result in less overdraft fees, activity service charges and low balance fees.

     As a result of the 714 Market Street branch closure in January 2002 and another ATM location lease expiration, the Bank had two high volume automated teller machines out of service during the quarter. The result was a lower level of non-customer ATM surcharge income for the quarter ended September 30, 2002. Management continues the process of identifying other potentially high volume locations to re-deploy these machines and others.


Noninterest Expense

     Salaries and benefits decreased $104 thousand, or 15.16%, during the quarter ended September 30, 2002 compared to 2001. In April 2002, as part of its Profit Restoration Plan, the Bank made strategic reductions in staff, job consolidations, and reduced salaries for certain employees to lower the level of personnel expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

     Data processing expenses are a result of the management decision of the Bank to out source data processing to third party processors the bulk of its data processing. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased $29 thousand, or 15.56%, during the quarter ended September 30, 2002 compared to 2001. The decrease is primarily attributable to a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering.

     The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers. In November 2002, the Bank will convert its core data processing to a new vendor, FISERV. This conversion will reduce monthly data processing expense by at least $4,500 and result in other efficiencies that may allow further reductions in personnel expense.

     Occupancy expense decreased approximately $98 thousand, or 24.19%, during the quarter ended September 30, 2002 compared to 2001. The decrease is primarily attributable to the closure/consolidation of the Bank's 714 Market Street branch in January 2002. In addition, the Bank's former West Girard branch was sold in June 2001 and the Bank's former Frankford branch office was sold on June 8, 2002. The sale of these branches results in occupancy expense savings. In addition, many of the fixed assets initially acquired in 1992 when the Bank first opened for business are now fully depreciated (10 year life). This results in a reduction in monthly depreciation expense.

     Professional services expense increased approximately $31 thousand, or 71.27%, for the quarter ended September 2002 compared to 2001. This increase is primarily related to legal fees associated with the final resolution of the Bank's legal matters with W.T. Development and Monument Financial. Management continues to seek methods to further reduce this cost.

     Office operations and supplies expense decreased $3 thousand, or 2.83%, for the quarter-ended September 30, 2002 compared to 2001. Savings should continue to be realized as a result of the closure/consolidation of the Bank's 714 Market Street branch because of reductions in branch operating cost (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's Earnings Enhancement / Profit Restoration Plan, all other operating expenses are being tightly controlled.

     Federal deposit insurance premiums decreased by $27 thousand, or 75.67%, for the quarter ended September 2002 compared to 2001. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors:
1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2002, is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

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

     As of September 30, 2002, the Bank's tier one leverage capital ratio was 7.21%, above the 7% minimum capital ratio required by the Agreement. Management will continue to seek new capital to ensure it maintains the required capital ratio and to support its asset growth. The Bank's capital plan is continuously reviewed and revised to address the development of new equity. Core profitability will be a key element of the plan.

Cautionary Notice Regarding Forward Looking Statements

     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which are based upon various assumptions (some of which are beyond the control of the Bank and the Company), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, economic growth; governmental monetary policy, including interest rate policies of the FRB; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of the securities and capital markets; acquisition; consumer spending and savings; expense levels; taxes.

     The Company's actual results may differ materially from results anticipated by the forward looking statements due to a variety of factors including, without limitation, the effect of future economic conditions on the Company and its customers; government monetary and fiscal policies as well as legislation and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and its value of loan collateral and securities as well as interest-rate risk, the effect of competition from other commercial banks, thrift institutions, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, and mutual funds and other institutions operating in the Company's trading area and competitors offerings banking products and services by mail, telephone, computeeer and the internet; and the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral and various financial assets and liabilities and the technological changes being more difficult or expensive anticipated. All written and oral forward looking statements attributed to the Company are qualified in their entirety by the foregoing cautionary statements.

Critical Accounting Policy

     The Company's most critical accounting policy is the allowance for loan loss, the allowance for loan loss represents management's estimate of the losses inherent in the loan portfolio. This is consistently monitored to determine its adequacy. Ongoing review of credit standards, the level of delinquencies on loan products, and loan segments and the current state of the economy are included in this review. Actual losses may differ from management's estimates.


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

     At September 30, 2002, an asset sensitive position is maintained on a cumulative basis through 1 year of 3.96% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at September 30, 2002 are as follows:



                                Market value of        Market value of equity
      Changes in rate               equity             as a % of MV of Assets
     -----------------            -----------          ----------------------
                              (Dollars in thousands)

          +400 basis points              --                    (--)%
          +300 basis points           3,053                     3.8
          +200 basis points           4,986                     6.0
          +100 basis points           6,948                     8.2
          Flat rate                   8,978                    10.3
          -100 basis points          11,042                    12.3
          -200 basis points          12,358                    13.9
          -300 basis points          13,980                    14.8
          -400 basis points          15,339                    15.9

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

     The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at September 30, 2002. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Item 4 Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervison and with the participation of the Company's management, including the Company's Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda M. Hudson-Nelson, of the effectiveness of the design and opeation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries)required to be included in the Company's periodic SEC filings.

     As of the date of this report, there have not been any significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

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

     The Bank had a One Million Dollar ($1,000,000) unsecured loan participation in a $40.4 Million ($40,400,000) line of credit to KMART Corporation. The Bank was repaid the One Million Dollar ($ 1,000,000) loan participation in full on January 8, 2002. KMART Corporation filed for protection under Chapter 11 of the federal bankruptcy laws on January 22, 2002 and such a filing by KMART Corporation could expose the Bank to a future claim that the repayment to the Bank of its loan participation was a preference payment. If the preference claim is made and is successful, the Bank may be required to return the One Million Dollar ($1,000,000) loan repayment and incur a loss in that amount to the extent that the Bank can not obtain repayment of the loan participation from KMART Corporation or as an unsecured creditor in the bankruptcy proceeding. As of November 8, 2002, the Bank has not received any notification in regard to this matter.


Item 2. Working Capital Restrictions on Payment of Dividends.

     The holders of the Common Stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefore under the laws of the Commonwealth of Pennsylvania. Under the Pennsylvania Banking Code of 1965, funds available for cash dividend payments by a bank are restricted to accumulated net earnings and if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least 10% of its net earnings for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the bank without prior approval of the Secretary of Banking of the Commonwealth of Pennsylvania.

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

     The Federal Deposit Insurance act generally prohibits all payments of dividends a bank, which is in default of any assessment to the Federal Deposit Insurance Corporation. (Refer to Regulatory Matters above).


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

      None


Item 5.  Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.


Exhibit 99.1 Cerification Pusuant to 18 U.S.C. Section 1350, as Adopted Pursuant
             to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Cerification Pusuant to 18 U.S.C. Section 1350, as Adopted Pursuant
             to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Certification as adopted pursuant to Section 307 of the
             Sarbanes-Oxley Act of 2002.

Exhibit 99.4 Certification as adopted pursuant to Section 307 of the
             Sarbanes-Oxley Act of 2002.


     No form 8-K report was filed during the period.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED BANCSHARES, INC.






Date: November 14, 2002                       /s/ Evelyn Smalls
                                              ------------------------------
                                                  Evelyn Smalls
                                                  President & CEO


                                              /s/ Brenda Hudson-Nelson
                                              ------------------------------
                                                  Brenda Hudson-Nelson
                                                  EVP/Chief Financial Officer