Form 10-K
period 2002-12-31
UNITED BANCSHARES INC /PA
filed 2003-03-31
CIK 944792

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


                             UNITED BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                           --------------------------
                           (Registrants' file number)


            Pennsylvania                                     23-2802415
  -------------------------------                   ---------------------------
  (State of other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  300 North Third Street, Philadelphia, Pennsylvania           19106
  --------------------------------------------------        ----------
      (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (215) 351-4600

Securities registered pursuant to Section 12(b)f of the Act: NONE

Securities registered pursuant to Section 12(g)f of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).    Yes ___     No [ X ]

================================================================================

     United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and Series Preferred Stock (Series A Preferred Stock). The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. None of the shares of the Registrant's stock was sold within 60 days of the filing of this Form 10-K. As of March 17, 2003 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,102,088 (including 191,667 Class B non voting).

     The Board of Directors of United Bancshares, Inc. designated one series of the Series Preferred Stock (the "Series A Preferred Stock"), 500,000 authorized of which 143,150 shares were outstanding as of March 18, 2002.

     There are 210 pages in the Form 10-K.


                                    FORM 10-K

                             United Bancshares, Inc.

                                      Index
 Item No.                                                                  Page

                                     PART I

    1.   Business............................................................ 3
    2.   Properties..........................................................10
    3.   Legal Proceedings...................................................11
    4.   Submission of Matters to a Vote of Security Holders.................11


                                     PART II

    5.   Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................12
    6.   Selected Financial Data.............................................13
    7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................13
    7A.  Quantitative and Qualitative Disclosures about Market Risk..........28
    8.   Financial Statements and Supplementary Data.........................28
    9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................28


                                    PART III

   10.   Directors and Executive Officers of Registrant......................29
   11.   Executive Compensation..............................................30
   12.   Security Ownership of Certain Beneficial Owners and Management......32
   13.   Certain Relationships and Related Transactions......................33
   14.   Controls and Procedures.............................................33


                                     PART IV

   15.   Exhibits, Financial Statements Schedules and Reports on Form 8-K....34



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 17, 2003.

                                     PART I

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

     Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the U.S. Government's response to those events or the U.S. Government becoming involved in a conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS' success in managing the risks involved in the foregoing.

     All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.



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

     As of March 17, 2003, UBS and the Bank had a total of 51 employees.

United Bank of Philadelphia

     The Bank, an African-American controlled, state-chartered member bank of the Federal Reserve System is regulated by both the Federal Reserve Board and the Commonwealth of Pennsylvania Department of Banking (the "Department"). The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     The Bank conducts all its banking activities through its four offices located as follows: (i) Center City Branch Two Penn Center, Philadelphia, Pennsylvania; (ii) West Philadelphia Branch 37th and Lancaster Avenue,
Philadelphia,  Pennsylvania,  (iii)  Mount Airy Branch  1620  Wadsworth  Avenue,
Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. In January 2002, the Bank closed and consolidated its 714 Market Street Branch with its branch located at Two Penn Center to create operating efficiencies. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2002, the Bank had total deposits aggregating approximately $76.9 million and had total net loans outstanding of approximately $43.5 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

     The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. At March 17, 2003, the Bank's maximum legal lending limit was approximately $1,007,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

     The Bank's consumer loan program includes installment loans for home improvement and the purchase of consumer goods and automobiles, student loans, home equity and VISA secured and unsecured revolving lines of credit, and checking overdraft protection. The Bank also offers residential mortgage loans to its customers. Other services the Bank offers include safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks as well as international and trust services through correspondent institutions.

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

     United Wealth Management Services ("UWMS"), a division of the Bank, was introduced in September 2002, to provide a full array of non-deposit products including investments, insurance and brokerage services through the Bank's branch network. The Bank's partner in this venture is UVEST Investment Services. UVEST is a registered broker/dealer that has been offering a wide range of investment products and services since 1982. The Bank intends to use UWMS as a vehicle to introduce and market all of its products and services including loans and deposits.


                           Supervision and Regulation

                      Regulation of United Bancshares, Inc.

     UBS, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and certain state securities commissions concerning matters relating to the offering and sale of its securities. Accordingly, if UBS wishes to issue additional shares of its Common Stock, for example, to raise capital or to grant stock options, UBS must comply with the registration requirements of the Securities Act of 1933, as amended, and any applicable states securities laws, or find an applicable exemptions from registration.

The Bank Holding Company Act

     UBS, as a bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and supervision by the Federal Reserve Board. The BCH Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking.

UBS is subject to the supervision of and inspection by the Federal Reserve Board and required to file with the Board an annual report and such additional information as the Board may require pursuant to the BHC Act and its implementing regulations.

     A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. In making this determination, the Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

     The BHC Act requires UBS to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another bank. In addition, the BHC Act prohibits UBS from acquiring more than 5% of the voting shares of, or an interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.

     Subject to compliance with Pennsylvania law, and, as noted above, compliance with the BHC Act UBS is permitted to control a number of banks. However, UBS is required under the BHC Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank if, after such acquisition, UBS would control more than 5% of the voting shares of such bank.

     The BHC Act and the Federal Reserve Board's regulations prohibit a bank holding company and its subsidiaries from engaging in certain tying arrangements in connection with any extension of credit or services. The "anti-tying" provisions prohibit a bank from extending credit, leasing, selling property or furnishing any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     The Bank, as a subsidiary of UBS, is subject to certain restrictions imposed by the Federal Reserve Act, as amended, on any extensions of credit to UBS or its subsidiaries, on investments in the stock or other securities UBS or its subsidiaries, and on taking such stock or securities as collateral for loans.

     The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, that Act and those regulations may affect the terms upon which any person who becomes a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

     Federal law also prohibits the acquisition of control by UBS of a bank holding company, without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25% or more of any class of voting securities of the bank holding company.

The Financial Services Act

     The Financial Services Act (the "FSA Act"), sometimes referred to as the Gramm-Leach-Bliley Act, repealed the provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

     The FSA Act authorizes the establishment of "financial holding companies" ("FHC") to engagement in new financial activities offering and banking, insurance, securities and other financial products to consumers. Bank holding companies may elect to become a FHC, if all of its subsidiary depository institutions are well capitalized and well managed. See Regulatory Action below. If those requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration are filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity.

     Under the FSA Act the Bank, subject to various requirements, is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of an FHC. However, to be able to engage in such activities the Bank must be well capitalized and well managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act (the "CRA Act") examination. See the Community Reinvestment Act below.

     UBS  cannot  be  certain  of  the  future  effect  of the  legislation  and regulations, described above, on its business, although there may be consolidation among financial service institutions and increased competition for UBS as well as an increase in the expense of regulatory compliance.

                             Regulation of the Bank

     The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board because the Bank is a member bank of the Federal Reserve System. The FDIC insures the Bank's deposits and thus the Bank is subject to certain FDIC regulations. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation. Below are summarized those laws and regulations which a have material impact on the operations and expenses of the Bank and thus UBS.

Branch Banking

     The Pennsylvania Banking Code of 1965, as amended, the ("Banking Code"), has been amended to harmonize Pennsylvania law with federal law to enable Pennsylvania banking institutions, such as the Bank, to participate fully in interstate banking and to remove obstacles to out of state banks engaging in banking in Pennsylvania.

Federal Reserve Membership Regulations

     Since the Bank is a member bank of the Federal Reserve System, the Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice or violate the law. Moreover, the Board has: (i) empowered the FDIC to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorized the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricted lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) restricted management personnel of the Bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the Federal Reserve Board has been given 60-days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

The Federal Deposit Insurance Corporation Act

     The Federal Deposit Insurance Corporation Act (the "FDIC Act") includes several provisions that have a direct material impact on the Bank. The most significant of these provisions are discussed below.

     To minimize losses to the deposit insurance funds, the FDIC Act has established a format to monitor FDIC-insured institutions and to enable prompt corrective action to be taken by the appropriate federal supervisory agency if an institution begins to experience difficulty. The FDIC Act establishes five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized.

     Under current regulations, a "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% Tier I risk-based capital ratio, a 5% Tier I leverage ratio, and is not subject to any written order or final directive by its regulatory agency to meet and maintain a specific capital level.

     An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement to be in the form of Tier I capital, this also will mean that a bank would need to maintain at least 4% Tier I risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized." The most recent notification dated February 26, 2003, from the Federal Reserve authorities categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. See Regulatory Action below.

     An "undercapitalized" institution is one that fails to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. Under the FDIC Act, an "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other restrictions may be imposed.


The Community Reinvestment Act

     The Bank is required, by the CRA Act and the implementing regulations,  to:
(i) meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank's CRA Act record is taken into account by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition. The CRA Act also requires the federal banking agencies to make public disclosure of their evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA Act examination the Bank was given an "outstanding" CRA Act rating."

The Bank Secrecy Act

     Under the Bank Secrecy Act ("BSA"), the Bank and other financial institutions are required to report to the Internal Revenue Service currency transactions, of more than $10,000 or multiple transactions of which the Bank has knowledge exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

Privacy of Consumer Financial Information

     The FSA Act also contains provisions designed to protect the privacy of each consumer's financial information held in a financial institution. The regulations (the "Regulations") issued pursuant to the FSA Act are designed to prevent financial institutions, such as the Bank, from disclosing a consumer's nonpublic personal information to third parties. However, financial institutions can share a consumer customer's personal information or information about business with affiliated companies.

     The FSA Act Regulations permit financial institutions to disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but financial institutions must provide a description of their privacy policies to the consumers and give consumers an opportunity to opt-out of such disclosure and prevent disclosure by the financial institution of the consumer's nonpublic personal information to nonaffiliated third parties. These privacy Regulations will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Consumer Protection Rules - Sale of Insurance Products

     In addition, as mandated by FSA Act, the bank regulators have published consumer protection rules (the "Rules") which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as the Bank.

     The Rules provide that before the sale of insurance or annuity products can be completed, disclosures must be made that such insurance products are not deposits or other obligations of or guaranteed by the FDIC or any other agency of the United States, the Bank or any affiliate and that insurance products, including an annuities, may involve an investment risk, including a possible loss of value.

     The Rules also provide that the Bank may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the Bank or any affiliate or on the consumer's agreement not obtain or prohibit the consumer from obtaining an insurance product or annuity from an unaffiliated entity.

     Finally the Rules also require formal acknowledgment by the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public. The Bank currently does not market insurance products.

New Legislation and Regulations

The Patriot Act of 2001

     The Patriot Act of 2001 which was enacted in the wake of the September 11, 2001 attacks, include provisions designed to combat international money laundering and advance the U.S. government's war against terrorism. The Patriot Act, and the regulations, which implement it, contains many obligations, which must be satisfied by financial institutions, including the Bank, which involve additional expenses for the Bank.

The Sarbanes-Oxley Act of 2002

     On July 30, 2002 the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") became law. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The changes required by Sarbanes-Oxley Act and its implementing regulations are intended to allow shareholders to monitor the performance of companies and their directors more easily and effectively.

     The Sarbanes-Oxley Act generally applies to all domestic companies, such as UBS, that file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act includes very significant disclosure requirements and new corporate governance rules, requires the SEC, the securities exchanges and the NASDAQ stock market to adapt extensive additional disclosures, corporate governance provisions and other related rules, as well as mandating that studies of certain significant issues be made by the SEC and the US Comptroller General. Given the extensive number of Sarbanes-Oxley Act rules and regulations to be finalized and implemented, the final scope and impact of its requirements on UBS and the financial services industry have yet to be determined.

     The Sarbanes-Oxley Act addresses, among other matters, directors' audit committees; certification of financial statements by the chief executive officer and chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition by companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by directors and executive officers; formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain the securities laws.

     To implement the requirements of Sarbanes-Oxley Act and regulations, UBS' management has instituted a series of actions to strengthen and improve UBS', corporate governance practices. Included in those actions was the development of a system designed to evaluate and monitor the continued effectiveness of the design and operation of UBS' internal controls and procedures for financial reporting.

     These series of actions by UBS' management improves UBS' and the Bank's Audit Committees and Risk Management Committees of the Boards, and UBS' and Bank's structures and processes which are intended to provide tools to strengthen internal controls, communications and disclosure of necessary information to those who must know and use it. UBS' system of internal controls and procedures, which are in place, are designed to capture information from all segments of its business. At UBS and the Bank, each key material element of their operation is subject to oversight to help insure proper internal controls and procedures, administration, risk management and delivery of critical information disclosures to appropriate audit and financial officers, executive management, Board committees and the Boards of directors. UBS' management believes that the addition of these new controls and processes has brought with it a broader and more in depth analysis to UBS' systems of controls and procedures and corporate governance.

     The  rules  and   regulations,   discussed   above,   which  implement  the
Sarbanes-Oxley Act could have a significant economic impact on the compliance cost of the UBS and all publicly held companies.

Future Legislation and Governmental Policies

     From time to time various Federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. As the enactment of the FSA Act and the Sarbanes-Oxley Act confirm, from time to time, various proposals are enacted in the United States Congress as well as Pennsylvania legislature and issued by various bank regulatory authorities which alter the powers of, and place restrictions on, different types of bank organizations.

     As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. Bank management cannot anticipate the changes in laws and regulations and their impact on the Bank's business, financial position and reported results of operation.

                                Regulatory Action

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


                              ITEM 2 -- PROPERTIES

Corporate Headquarters

     In August 1999, the Bank moved its corporate headquarters from the branch facility at 714 Market Street to the building at 300 North Third Street, Philadelphia, Pennsylvania. In October 2000, the Bank purchased the building from a former officer in conjunction with the settlement of a legal matter for approximately $1.4 million. Before its purchase, the Bank leased the building from this officer under a 10-year non-cancelable capital lease. The facility consists of 25,000 square feet including executive offices, operations, finance, human resource, security and loss prevention functions. The Bank sublets approximately 2,500 square feet to the African American Interdenominational Ministries.

Market Street Branch (closed)

     The Bank's Market Street Branch was located on the first floor of a multi-tenant retail and commercial office building at 714 Market Street, Philadelphia, Pennsylvania. The Bank occupied approximately 5,700 square feet of space pursuant to a lease that expired on February 28, 2002. In conjunction with the expiration of the lease, the branch operations of this facility were consolidated with the branch located at Two Penn Center in January 2002. The aggregate monthly rent for this location was $14,023.

Mt. Airy Branch

     The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,517.

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

Frankford Branch and ATM Machine

     In 1995, the Bank purchased a branch facility at 4806 Frankford Avenue. In September 2000, the Bank closed this facility. In June 2002, the Bank sold this facility. An ATM machine remains operational at this facility. The aggregate monthly rental for the ATM Machine is $500.

West Girard Branch and ATM Machine

     The Bank leased a facility located at 2820 West Girard Avenue. The branch operations of this facility were discontinued in September 2000. An ATM machine remained operational at this facility until February 2002 when it was relocated to 2820 West Girard. The aggregate monthly rental for the ATM Machine at the new location is $500.

West Philadelphia Branch

     On July 22, 1996, the Bank acquired a branch location at 3750 Lancaster Avenue from PNC Bank. The facility is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental is $2,875 exclusive of taxes, insurance, utilities and janitorial service.

Progress Plaza Branch

     The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The facility comprises a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,875 per month. The Bank has been notified by the landlord that extensive improvements to the shopping plaza in which this branch is located is planned for early 2004. This will result in the temporary relocation of this facility to a yet undetermined nearby location at the beginning of 2004.


                          ITEM 3 -- LEGAL PROCEEDINGS

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

                                     PART II

               ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Common Stock

     As of March 17, 2003 there were 3,168 shareholders of record of UBS's Common Stock.

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

     In June 2000 and December 2000, respectively, the Bank received $411,809 and $436,212 and issued 34,317 and 36,351 shares, respectively, as a result of the purchase of UBS common stock by members of the Bank's board of directors in a limited offering at a price of $12.00 per share. This offering was exempt from registration under the Act pursuant to the exemption in section 4(2) of the Act.

     In May 2001 and December 2001, respectively, the Bank received $2,000 and $9,596 and issued 167 and 800 shares, respectively, as a result of the purchase of UBS common stock by two individuals in a limited offering at a price of $12.00 per share. This offering was exempt from registration under the Act pursuant to the exemption in section 4(2) of the Act.

     In June 2002, the Bank received $20,400 and issued 1,700 shares as a result of the purchase of UBS common stock by new members of the Bank's board of directors in a limited offering at a price of $12.00 per share. This offering was exempt from registration under the Act pursuant to the exemption in section 4(2) of the Act.

Dividends

     UBS has not, during the three most recent fiscal periods declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

     The information below has been derived from UBS' consolidated financial statements.


                        ITEM 6 -- SELECTED FINANCIAL DATA

                             Selected Financial Data

                                                                          Year ended December 31,
                                                       ------------------------------------------------------------
(Dollars in thousands, except per share data)            2002         2001        2000         1999         1998
                                                       ------------------------------------------------------------

Net interest income..............................      $ 3,726     $  4,060     $ 5,415     $  5,264     $  5,241
Provision for loan losses........................         175           335         565        1,007          351
Noninterest income...............................        2,327        2,443       3,197        2,226        1,816
Noninterest expense..............................        6,095        7,038       8,801        7,714        6,696
Net income (loss)................................         (217)        (870)       (755)      (1,230)          10
Net income (loss) per share - basic                      (0.20)       (0.79)      (0.72)       (1.24)        0.01

Balance sheet totals:
    Total assets.................................      $86,044     $ 88,668     $93,533      $137,249    $121,983
    Net loans....................................       43,459       42,292      44,743        59,444      57,271
    Investment securities........................       21,518       25,806      35,014        51,433      43,196
    Deposits.....................................       76,929       79,423      83,238       124,766     109,063
    Shareholders' equity.........................        8,500        8,558       9,350         9,027       8,904
    Ratios:
       Equity to assets..........................        7.45%        7.67%       7.74%         8.07%       6.40%
       Return on assets..........................       (0.25)%      (0.95)%     (0.63)%       (1.03)%      0.01%
       Return on equity..........................       (2.55)%      (9.31)%     (8.08)%      (12.71)%      0.14%



                 ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because UBS is a bank holding company for the Bank, the financial statements in this report are prepared on a consolidated basis to include the accounts of the Company and the Bank. The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.


                              Results of Operations

Summary

     The Company recorded a net loss of approximately $217,000 thousand for 2002 ($0.20 per share) compared to a net loss of approximately $870,000 ($0.79 per share) for 2001 and net loss of approximately $755,000 ($0.72 per share) in 2000. In 2002, the Bank was awarded a $198,000 grant from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund which is included in other income on the consolidated statement of operations. These funds are awarded to financial institutions that demonstrate community development through loan and deposit activity. The financial results for 2002 were also positively impacted by the continued implementation of the Bank's profit restoration plan that resulted in reductions in noninterest expenses of $943,000 compared to 2001. Components of the plan included among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, elimination of director fees, and the reduction of other operating expenses.

     In addition, revenue enhancement strategies were employed to generate expanded opportunities for fee income through the implementation of new products and services including the debit card and wealth management services. The marketing of consumer loan products including home equity, automobile, student, and credit card loans, and; the installation of additional high volume automated teller machines are also expected to contribute to increased revenues.

     During 2002, while expense reductions were achieved, a greater impact is expected to be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Increased loan volume will result in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to increase the level of loans outstanding to achieve profitability.

     During 2003, to build momentum around business development and to generate interest and enthusiasm in the marketplace, management will embark on a re-branding campaign for the Bank. The campaign will focus on a re-introduction of the Bank and emphasize its commitment to the community. This campaign will include among other things, in-branch marketing of the Bank's products and services, direct mail advertising/solicitation, and the use of newspaper and television media . A major focus will be placed on the Bank's new division, United Wealth Management Services, as a lead-in to cross-sell the Bank's other products and services.

     A more detailed explanation for each component of earnings is included in the sections below.


    Table 1--Average Balances, Rates, and Interest Income and Expense Summary

                                                                         December 31,
                                                2002                         2001                         2000
                                       -----------------------      -----------------------      ------------------------
                                       Average           Yield/     Average           Yield/     Average           Yield/
(Dollars in thousands)                 balance  Interest  rate      balance  Interest  rate      balance  Interest  rate
                                       -----------------------      -----------------------      ------------------------
Assets:
Interest-earning assets:
    Loans...........................   $ 42,839  $3,006   7.02%     $ 45,828  $3,595   7.85%     $ 55,262  $4,655   8.42%
    Investment securities
      held-to-maturity                   10,155     626   6.16        14,669     987   6.73        28,659   1,875   6.54
    Investment securities
      available-for-sale                 13,783     831   6.03        11,758     772   6.57        18,044   1,284   7.12
    Federal funds sold..............     10,406     169   1.62         7,726     282   3.65         5,518     339   6.15
                                        -------  ------              -------  ------              -------  ------
       Total interest-earning assets     77,183   4,632   6.00        79,981   5,636   7.05       107,483   8,153   7.59

Noninterest-earning assets:
    Cash and due from banks.........      4,542                        4,801                        5,339
    Premises and equipment, net.....      2,613                        3,214                        3,671
    Other assets....................      2,926                        4,028                        4,494
    Less allowance for loan losses..       (674)                        (576)                        (562)
                                       --------                     --------                     --------
       Total........................   $ 86,590                     $ 91,448                     $120,425
                                       ========                     ========                     ========

Liabilities and shareholders' equity:
Interest-bearing liabilities:
    Demand deposits.................   $ 12,882     114   0.89%     $ 13,802     178   1.29%     $ 19,851     602   3.03%
    Savings deposits................     21,931     129   0.59        24,480     317   1.29        30,776     497   1.61
    Time deposits...................     23,712     662   2.79        24,089   1,081   4.49        28,531   1,387   4.86
    Other borrowed funds............        -        -      -              1      -      -          1,925     252  13.09
                                       --------  ------             --------  ------             --------  ------
       Total interest-bearing
         liabilities                     58,525     906   1.55        62,372   1,576   2.53        81,083   2,738   3.38
Noninterest-bearing liabilities:
    Demand deposits.................     19,565                       19,612                       27,567
    Other...........................        -                            431                        3,233
Shareholders' equity................      8,500                        9,033                        8,542
                                       --------  ------             --------  ------             --------  ------
       Total........................   $ 86,590                     $ 91,448                     $120,425
                                       ========                     ========                     ========

Net interest earnings...............             $3,726                       $4,060                       $5,415
Net yield on interest-earning assets                      4.83%                        5.08%                       5.04%


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

     Net interest income in 2002 totaled $3.7 million, a decrease of $334,000, or 8.22%, compared to 2001. Net interest income for 2001 totaled $4.1 million, a decrease of $1.3 million or 25%, compared to 2000.


         Table 2--Rate-Volume Analysis of Changes in Net Interest Income

                                                               2002 compared to 2001                2001 compared to 2000
                                                           -----------------------------        -----------------------------
                                                            Increase (decrease) due to         Increase (decrease) due to
                                                           -----------------------------      -----------------------------

(Dollars in thousands)                                       Volume    Rate       Net            Volume    Rate       Net
                                                            -------   -------   -------         -------   -------   -------
Interest earned on:
    Loans...............................................    $ (209)   $ (380)    $(589)         $  (742)   $(317)   $(1,059)
    Investment securities held-to-maturity..............      (277)      (84)     (361)            (942)      55       (887)
    Investment securities available-for-sale............       122       (63)       59             (412)    (100)      (512)
    Federal funds sold..................................        44      (157)     (113)              81     (138)       (57)
                                                             -----     -----     -----          -------    -----    -------

       Total interest-earning assets....................      (320)     (684)    (1004)          (2,015)    (500)    (2,515)
                                                             -----     -----     -----          -------    -----    -------

Interest paid on:
    Demand deposits.....................................        (8)      (55)      (63)             (78)    (345)      (423)
     Savings deposits...................................       (16)     (172)     (188)             (83)     (96)      (179)
    Time deposits.......................................        (9)     (410)     (419)            (200)    (107)      (307)
    Other borrowed funds................................         -         -         -             (252)      -        (252)
                                                             -----     -----     -----          -------    -----    -------

       Total interest-bearing liabilities...............       (33)     (637)     (670)            (613)    (548)    (1,161)
                                                             -----     -----     -----          -------    -----    -------

       Net interest income..............................    $ (287)   $  (47)    $(334)         $(1,402)   $  48    $(1,354)
                                                            ======    ======     =====          =======    =====    =======


Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.


     In 2002, there was a decrease in net interest income of $334,000 due to changes in volume but a decrease of $47,000 due to changes in rate. In 2001, there was a decrease in net interest income of $1.4 million due to changes in volume but an increase of $48,000 due to changes in rate.

     Average earning assets decreased from $80 million in 2001 to $77 million in 2002 and decreased from $107.5 million in 2000 to $80 million in 2001. To meet capital requirements mandated in its Written Agreement with regulators (Refer to Regulatory Matters below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit account holders to remove deposits, and consolidated three branches in its branch network. The Bank's core deposit base was stable during 2002 and represented 84% of total deposits. Until additional capital is raised, the Bank will not seek to significantly increase its level of deposits.

     The net interest margin of the Bank was 4.83% in 2002, 5.08% in 2001, 5.04% in 2000. Management actively manages its exposure to interest rate changes. While the prime rate decreased 400 basis points during 2001 and another 150 basis points in 2002, the Bank did not experience a similar decline in yield on its earning assets. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, 65% of the Bank's investment portfolio is fixed rate. These characteristics of the Bank's earning assets coupled with the Bank's significant level of core deposits resulted in minimal impact to the Bank's net interest margin during the declining rate environment.

     During 2002, the average federal funds yield was 1.62% compared to 3.65% in 2001 and 6.15% in 2000. During 2002, the average investment in federal funds increased by $2.7 million. Because of the declining rate environment, the Bank experienced a high level of payoffs/paydowns in its loan portfolio as well as a significant level of calls of its higher yielding government agency securities. Alternate investment strategies were developed and continue to be implemented to place liquid funds into longer-term securities including mortgage-backed (MBS) and other agency securities to decrease the level of investment in low yielding Federal Funds Sold.

     The yield on the investment portfolio decreased 57 basis points to 6.09% in 2001 compared to 6.66% in 2002 compared to 6.76% in 2000. As indicated above, the Bank experienced a significant level of called agency securities that were re-invested in a lower interest rate environment--thereby, reducing the yield on the portfolio.

     The cost of interest-bearing liabilities declined to 1.55% in 2002 compared to 2.53% in 2001. Consistent with market conditions during 2002, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings in 2002 was $175,000 compared to $335,000 in 2001 and $565,000 in 2000. Significant provisions were made for the year ended December 31, 2001 for one commercial borrower that the Bank added to its classified loans and provided a specific reserve of $357,000. This borrower is in the telecommunications industry with loans totaling approximately $1.3 million and is experiencing severe financial difficulty. Guarantees from the Small Business Administration (SBA) reduce the Bank's exposure to approximately $714 thousand. Management continues to work closely with this borrower to develop a workout plan to minimize the risk of loss. These loans have been modified to provide for a moratorium on principal payments until January 2004. The borrower is in compliance with the modified terms.

     During the current unstable economic environment, the Bank monitors its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of December 31, 2002.

Noninterest Income

     Noninterest income decreased $116,000 in 2002 compared to 2001 and decreased $754,000 in 2001 compared to 2000.

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. Customer service fees decreased $275,000 in 2002 compared to 2001 primarily because of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. The Bank's lower deposit levels in 2002 compared to 2001 result in less overdraft fees, activity service charges and low balance fees.

     Surcharges from the Bank's ATM network declined because of the 714 Market Street branch closure in January 2002 and another ATM location lease expiration. In addition, the Bank had two high-volume ATMs out of service for lengthy periods during the year due to an accident and a relocation. Management continues the process of identifying other potentially high volume locations.

     The decline in customer service fees was partially offset by a $198,000 grant the Bank received from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund. The Bank received this grant as a result of certificates of deposit it placed with other Community Development Financial Institutions (CDFI) throughout the country. (Note: United Bank of Philadelphia also has a CDFI designation and periodically receives such deposits to support its community development mission.)

     Also, in 2002, the Bank syndicated a $60 million back-up line of credit with other minority banks throughout the country for a major corporation for which it received an agent fee. This fee will be received annually for the administration of this line of credit.

     During 2002, the Bank sold its former Frankford branch facility for a gain of $48,000. In addition, the Bank sold approximately $1.1 million of its available-for-sale portfolio for a gain of approximately $26,000.

     During 2001, the Bank sold its former West Girard branch facility for a gain of $78,000. In addition, the Bank sold approximately $3.5 million of its available-for-sale portfolio for a gain of approximately $78,000.


Noninterest Expense

     Noninterest expense decreased $943,000, or 13.4% in 2002 compared to a decrease of $1.8 million, or 20% in 2001 compared to 2000.

     Salaries and benefits decreased $320,000, or 12.01% in 2002 compared to a decrease of $411,000, or 13.4%, in 2001. In April 2002, as part of its Profit Restoration Plan, the Bank made strategic reductions in staff, job consolidations, and reduced salaries for certain employees to lower the level of personnel expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

     Occupancy and equipment expense decreased approximately $316,000, or 19.62%, during 2002 compared to a decrease of approximately $181,000, or 10.1%, during 2001. The decrease is primarily attributable to the closure/consolidation of the Bank's 714 Market Street branch in January 2002. In addition, the Bank's former West Girard branch was sold in June 2001 and the Bank's former Frankford branch office was sold on June 8, 2002. The sale of these branches results in occupancy expense savings. In addition, many of the fixed assets initially acquired in 1992 when the Bank opened for business are now fully depreciated (10 year life). This results in a reduction in monthly depreciation expense.

     Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased by $168,000, or 20.81%, during 2002 compared to a decrease of $163,000 or 16.8%, during 2001. The decrease is primarily attributable to a reduction in deposit levels for which the Bank pays an outside servicer to process transactions and provide statement rendering. In addition, during 2002, the Bank received a $75,000 credit from its core service provider to cover projected cost savings that were lost due to delays in conversion of its core processing system.

     In November 2002, the Bank converted its core data processing to a new vendor, FISERV. This conversion will reduce monthly data processing expense by at least $7,500 and result in other efficiencies that may allow further reductions in personnel expense. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers.

     Marketing and public relations expense decreased by $27,000, or 24.39% in 2002 compared to a decrease of $49,000, or 31.1% in 2001. The Bank does not use a significant amount of traditional marketing and advertising. Management seeks to use innovative methods to market the Bank's products and services through its corporate alliances and strong ties to the religious community to enhance its visibility and expand channels of distribution for its products and services for minimal cost.

     Professional services increased by $51,000, or 21.92% in 2002. During 2002, the Bank worked with outside attorneys to settle two outstanding legal matters. In addition, the legal review and implementation of the Sarbanes-Oxley Act that was enacted in 2002, resulted in increased legal fees.

     Office operations and supplies expense decreased by $21,000, or 4.54%, in 2002. Savings were realized as a result of the closure/consolidation of the Bank's 714 Market Street branch due to reductions in branch operating cost (i.e. security guards, supplies, etc.). In addition, in conjunction with the Bank's earnings enhancement / profit restoration plan, all other operating expenses are tightly controlled.

     Federal deposit insurance premiums were $36,000 in 2002 compared to $150,000 in 2001 and $169,000 in 2000. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system.

     Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 15 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2002 is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

                            Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 below indicates how the Bank has managed these elements. Average funding uses decreased approximately $2.8 million, or 3.50% in 2002 compared to approximately $27.5 million, or 25.6%, in 2001.


                    Table 3--Sources and Use of Funds Trends

                                                       2002                                  2001                     2000
                                        -------------------------------       -------------------------------       ---------
                                                     Increase                              Increase
                                         Average    (decrease)                 Average    (decrease)                 Average
(Dollars in thousands)                   balance      amount    Percent        balance      amount    Percent        balance
                                        ---------    --------   -------       ---------    --------   -------       ---------
Funding uses:
    Loans .............................   $42,839    $(2,989)    (6.52)%       $45,828     $ (9,434)   (17.07)%     $ 55,262
    Investment securities
      Held-to-maturity.................    10,155     (4,514)   (30.77)         14,669      (13,990)   (48.82)        28,659
      Available-for-sale...............    13,783      2,025     17.22          11,758       (6,286)   (34.84)        18,044
      Federal funds sold...............    10,406      2,680     34.69           7,726        2,208     40.01          5,518
                                          -------    -------                   -------     --------                 --------
          Total uses...................   $77,183    $(2,798)                  $79,981     $(27,502)                $107,483
                                          =======    =======                   =======     ========                 ========

Funding sources:
    Demand deposits:
      Noninterest-bearing..............   $19,565    $   (47)    (0.09)%       $19,612     $ (7,955)   (28.86)%     $ 27,567
      Interest-bearing.................    12,882       (920)    (6.67)         13,802       (6,049)   (30.47)        19,851
    Savings deposits...................    21,931     (2,549)   (10.41)         24,480       (6,296)   (20.46)        30,776
    Time deposits......................    23,712       (377)    (1.57)         24,089       (4,442)   (15.57)        28,531
    Other borrowed funds...............         -         (1)  (100.00)              1       (1,924)   (99.95)         1,925
                                          -------    -------                   -------     --------                 --------
          Total sources................   $78,090    $(3,894)                  $81,984     $(26,666)                $108,650
                                          =======    =======                   =======     ========                 ========

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

     Average investment securities and federal funds sold, in the aggregate, increased by $191,000, or .56%, in 2002 compared to a decrease of $18 million, or 34.6%, in 2001. The bulk of the increase was in the category of Federal Funds Sold that increased on average by $2.7 million. During 2002, because of the declining rate environment, the Bank experienced a high level of payoffs/paydowns in its loan portfolio as well as a significant level of calls of its higher yielding government agency securities. These funds are temporarily held in Federal Funds Sold until loans and/or investments can be originated or purchased.

     The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes As reflected in Table 4 below, the average duration of the portfolio is 2.62 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the of callable government agency securities.- approximately 21.4%. Approximately $10.8 million in securities were called during the year. The average yield of called securities was 6.00%. Calls will likely continue as the rate environment remains at historically low levels. The result is additional liquidity and a reduction in yield on the portfolio.

     Approximately 78.6% of the portfolio consist of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.

     The Bank will continue to take steps to combat the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future rising rate environments. In 2002, a strategy to invest $4 million in variable rate mortgage-backed securities was implemented. These securities have average current yields of approximately 4.00% and estimated durations of 4 years with monthly cashflow. These securities will adjust at various intervals ranging from one to seven years.

                   Table 4--Analysis of Investment Securities

                                                         After one but       After five but
                                    Within one year    within five years    within ten years    After ten years
                                    ---------------    -----------------    ----------------    ---------------
(Dollars in thousands)              Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Total
                                    ------    -----     ------    -----     ------    -----     ------    -----     ------
Other government securities......    $             %    $1,000    4.66%     $3,862    5.90%     $             %    $ 4,862
Mutual funds.....................      106     1.35                                                                    106
Other investments................                                              288    6.00                             288
Mortgage-backed securities.......                                                                                   16,262
                                     -----              ------              ------              ------             -------
Total securities.................    $ 106              $1,000              $4,150                                 $21,518

Average maturity.................                                                                               2.62 years


The above table sets forth the maturities of investment securities at December 31, 2002 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).


Loans

     Average loans decreased approximately $3 million, or 6.52%, in 2002 compared to a decrease of $9.4 million, or 17.07%, in 2001. The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy continues to be utilized while the Bank enhances it own business development capacity. Approximately $10 million in commercial loan participations were booked during 2002. Most of these participations were secured by commercial real estate.

     Increases in the commercial loan portfolio were offset by significant levels of repayments in the Bank's residential mortgage loan portfolio as consumers refinance existing loans or sell existing homes to purchase new homes to take advantage of the current low interest rate environment. Because the Bank is not a competitive player in the mortgage loan origination market, it does not generate sufficient mortgage loan volume to cover these payoffs.

     The Bank's loan-to-deposit ratio at December 31, 2002 was 56.5% up from 53.2% at December 31, 2001. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional commercial loan participations and the origination of small business loans and consumer loans including home equity, automobile, student and credit card loans.

     As reflected in Table 5 below, during 2002, because of the purchase of loan participations, commercial real estate loans increased by $6.4 million to 27% of total loans. Conversely, the rapid repayments in the mortgage loan portfolio resulted in a reduction of $4.6 million, or 25.3%--thereby creating a significant shift in the composition of the overall loan portfolio.

         As reflected in Table 6 below, approximately 55% of the Bank's loan portfolio have scheduled maturities of five years or more. This position is largely a result of the Bank's relatively high level of residential mortgage loans. While scheduled maturities exceed five years, due to the high level of refinancing in this portfolio, the actual duration of the portfolio may be much shorter.


               Table 5--Loans Outstanding, Net of Unearned Income

                                                                            December 31,
                                                 ------------------------------------------------------------------
(Dollars in thousands)                             2002          2001          2000          1999          1998
                                                 -------       -------       -------       -------       -------
Commercial and industrial...................     $10,855       $11,054       $11,429       $13,664       $13,643
Commercial real estate......................      11,898         5,504           652         1,288         1,518
Residential mortgages.......................      13,560        18,148        22,316        26,237        31,365
Consumer loans..............................       7,820         8,294        10,908        19,822        11,424
                                                 -------       -------       -------       -------       -------
    Total loans.............................     $44,133       $43,000       $45,305       $61,011       $57,950
                                                 =======       =======       =======       =======       =======


                Table 6--Loan Maturities and Interest Sensitivity

                                                     Within           After one but          After
(Dollars in thousands)                              one year        within five years     five years      Total
                                                  ------------      -----------------     ----------     -------
Commercial and industrial...................        $ 7,622              $ 1,908           $ 1,325       $10,855
Commercial real estate......................          1,520                2,028             8,350        11,898
Residential mortgages.......................                                                13,560        13,560
Consumer loans..............................            522                5,027             2,271         7,820
                                                    -------              -------           -------       -------
      Total loans...........................          9,664                8,963            25,506        44,133

Loans maturing after one year with:
    Fixed interest rates....................        $32,787
    Variable interest rates.................          1,682


Nonperforming Loans

     Table 7 reflects the Bank's nonperforming and restructured loans for the last five years. The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be nonperforming before the lapse of 90 days. The Bank's policy is to charge off unsecured loans after 90 days past due. Interest on nonperforming loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.


                          Table 7--Nonperforming Loans

(Dollars in thousands)                            2002           2001          2000          1999          1998
                                                 -------       -------       -------       -------       -------
Nonaccrual loans............................      $  651        $  412        $  453        $2,027        $1,720
Interest income included in net income
    for the year............................          25            25            20            67            37
Interest income that would have been
    recorded under original terms...........          49            29            28           113           189
Loans past due 90 days and still accruing...         797           526            34            53           125
Restructured loans..........................       1,286           182           632           580             -


     The balance of impaired loans was $ 1,951,000 and $412,000 as of December 31, 2002 and 2001, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $651,000 and $412,000 of non-accrual loans at December 31, 2002 and 2001, respectively. The allowance for loan loss associated with the $1,951,000 of impaired loans was $402,000 at December 31, 2002. Interest income recognized on impaired loans during 2002 and 2001 was $104,000 and $25,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

     From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others. As of December 31, 2002, the Bank had approximately $1.3 million in restructured loans consisting primarily of three loans to one borrower in the technology industry.

     There is no known information about possible credit problems other than those classified as nonaccrual or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

     At December 31, 2002, approximately 18.71% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 2002, none of these loans were nonperforming.

     During 2002, nonaccrual loans totaled $651,000, compared to $412,000 at December 31, 2001. At December 31, 2002, approximately $66,000 of the total nonaccrual loans was residential mortgages and $342,000 carried some level of guarantee from the Small Business Administration. The underlying real estate collateral and credit enhancement provided by the SBA minimizes the risk of loss.


Allowance for Loan Losses

     The allowance for loan losses reflects management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount and quality of nonperforming loans. Table 8 below presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions.

     The allowance for loan losses as a percentage of total loans was 1.53% at December 31, 2002 compared with 1.65% at December 31, 2001. During the past two years, there has been an economic downturn and economic uncertainty continues. Because the impact on the borrowers may lag the current economic conditions, the Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk.

     At December 31, 2002, the Bank's classified loans totaled $2.7 million , or 6.1%, of total loans. Specific reserves of $608,000 have been allocated to these loans. Approximately $357 thousand was allocated to one loan for which full collectibility is uncertain. (Refer to Provision for Loan Losses above for further discussion on this loan.)

                Table 8--Allocation of Allowance for Loan Losses

                               2002                   2001                2000                   1999                  1998
                       -------------------   -------------------   -------------------   -------------------    -------------------
                                  Percent              Percent               Percent               Percent               Percent
                                 of loans              of loans              of loans              of loans              of loans
                                 in each               in each               in each               in each               in each
                                category             category to           category to           category to            category to
                       Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans    Amount  total loans
                       ------  -----------   ------  -----------   ------  -----------   ------  -----------    ------  -----------
(Dollars in thousands)

Commercial and
  industrial.......... $ 565      24.60%     $ 576      37.30%     $ 383      25.23%     $  263      22.40%     $ 272      23.55%
Commercial real
  estate..............    37      26.96         29       1.21         11       1.44         877       2.11        132       2.62
Residential mortgages.    45      17.72         30      19.29        102      24.08         144      43.00         55      54.12
Consumer loans........    28      30.72         73      42.20         66      49.25         283      32.49        188      19.71
Unallocated...........     -          -          -          -          -          -           -          -         32          -
                       -----    -------      -----    -------      -----    -------      ------    -------      -----    -------
                       $ 675    100.00%      $ 708    100.00%      $ 562    100.00%      $1,567    100.00%      $ 679    100.00%
                       =====    =======      =====    =======      =====    =======      ======    =======      =====    =======

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


                 Table 9--Analysis of Allowance for Loan Losses

                                                                     Year ended December 31,
                                               ------------------------------------------------------------------
(Dollars in thousands)                            2002           2001          2000          1999          1998
                                                -------        -------       -------       -------       -------
Balance at January 1.......................      $  708         $  562       $ 1,567       $   679        $  468

Charge-offs:
    Commercial and industrial..............                        (61)         (321)          (25)            -
    Commercial real estate.................        (100)                        (803)           -              -
    Residential mortgages..................                                        -           (47)            -
    Consumer loans.........................        (261)          (261)         (597)         (315)         (180)
                                                 ------         ------       -------       -------        ------
                                                   (361)          (322)       (1,721)         (387)         (180)
                                                 ------         ------       -------       -------        ------
Recoveries--commercial loans................         27              -             -             -             -

Recoveries--consumer loans..................        126            133           151           268            41
                                                 ------         ------       -------       -------        ------
                                                    153            133           151           268            41

Net charge-offs............................        (208)          (189)       (1,570)         (119)         (139)
Provisions charged to operations...........         175            335           565         1,007           350
                                                 ------         ------       -------       -------        ------
Balance at December 31.....................      $  675         $  708       $   562       $ 1,567        $  679
                                                 ======         ======       =======       =======        ======

Ratio of net charge-offs to average loans
    outstanding.............................      0.49%          0.41%         2.84%         0.17%         0.19%



     The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

Deposits

     Average deposits declined approximately $3.9 million, or 4.71%, in 2002 compared to a decline of $24.7 million, or 23.2%, in 2001. The decline is primarily attributable to the maturity of certificates of deposits the Bank held on deposit from a special deposit program of the Commonwealth of Pennsylvania. This program was eliminated in 2002. Because of mandatory capital requirements outlined in the Bank's Written Agreement with its regulators (See Regulatory Matters below), aggressive deposit retention or new business development strategies have not been implemented.


                  Table 10--Average Deposits by Class and Rate

                                                2002                     2001                    2000
                                         ------------------      ------------------      ------------------

(Dollars in thousands)                    Amount      Rate        Amount      Rate        Amount      Rate
                                         ------------------      ------------------      ------------------
Noninterest-bearing demand deposits      $19,565        - %      $19,612        - %      $27,567        - %
Interest-bearing demand deposits          12,882      0.89        13,802      1.29        19,851      3.03
Savings deposits                          21,931      0.59        24,480      1.30        30,776      1.61
Time deposits                             23,712      2.79        24,089      4.49        28,531      4.86


Other Borrowed Funds

     The Bank did not borrow funds during 2002. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board ("FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2002, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting primarily of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. There are no securities maturing in one year or less. However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $9.2 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.

             Table 11--Maturity of Time Deposits of $100,000 or More

              (Dollars in thousands)

              3 months or less..........................    $ 7,754
              Over 3 through 6 months...................        769
              Over 6 months through 1 year..............      1,114
              Over 1 through five years.................      1,246
              Over five years...........................          -
                                                            -------
                   Total................................    $10,883
                                                            =======


     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 12 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2002, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2002, a slight asset sensitive position is maintained on a cumulative basis through one year of 5.26%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is relatively evenly matched as a result of the number of loans either repricing or maturing in 12 months closely matching certificate of deposit maturities. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in longer repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while increases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

                     Table 12--Interest Sensitivity Analysis

                                                         Interest rate sensitivity gaps as of December 31, 2002
                                               --------------------------------------------------------------------------
                                                                           Over
                                                              Over        1 year        Over
                                               3 months    3 through     through     3 through      Over
(Dollars in thousands)                         or less     12 months     3 years      5 years      5 years     Cumulative
                                               --------    ---------    ---------    ---------    ---------    ----------
Interest-sensitive assets:
    Interest-bearing deposits with banks.       $           $   865      $            $            $             $   865
    Investment securities................         9,410         830          438        1,026        9,419        21,123
    Federal funds sold...................        10,122                                                           10,122
    Loans................................        14,630       4,939        5,764        4,046       14,754        44,133
                                                 ------      ------        -----        -----       ------        ------

      Total interest-sensitive assets....        34,162       6,634        6,202        5,072       24,173       $76,243
                                                 ------      ------        -----       ------       ------       =======

      Cumulative totals..................        34,162      40,796       46,998       52,070       76,243
                                                 ------      ------       ------       ------       ------

                                                         Interest rate sensitivity gaps as of December 31, 2002
                                               --------------------------------------------------------------------------
                                                                            Over
                                                              Over        1 year        Over
                                               3 months    3 through     through     3 through      Over
(Dollars in thousands)                         or less     12 months     3 years      5 years      5 years     Cumulative
                                               --------    ---------    ---------    ---------    ---------    ----------
Interest-sensitive liabilities:
    Interest checking accounts...........         2,927                    2,927                                   5,854
    Savings accounts.....................        13,739                   13,739                                  27,478
    Certificates less than $100,000......         4,117       6,362        1,167         615                      12,261
    Certificates of $100,000 or more.....         6,332       3,306        1,245                                  10,883
    Other borrowed funds.................             -           -            -           -                       -
                                                -------     -------     --------      -------      -------       -------
      Total interest-sensitive liabilities      $27,115     $ 9,668     $ 19,078      $   615      $     -       $56,476
                                                =======     =======     ========      =======      =======       =======

      Cumulative totals..................       $27,115     $36,783     $ 55,861      $56,476      $56,476
                                                =======     =======     ========      =======      =======

Interest sensitivity gap.................       $ 7,046     $(3,034)    $(12,876)     $ 4,457      $24,173
                                                =======     =======     ========      =======      =======

Cumulative gap...........................         7,046       4,012       (8,863)      (4,406)      19,767

Cumulative gap/total earning assets......         9.24%       5.26%      11.63%          5.78%      25.93%

Interest-sensitive assets to interest-sensitive
    liabilities..........................         1.26        1.11        0.84           0.92        1.35


Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 2002 are as follows:

                                  Net interest             Percent of
    Changes in rate                  income                  change
    ---------------               -----------              ----------
                             (Dollars in thousands)

    +200 basis points               $ 3,835                   2.43%
    +100 basis points                 3,790                   1.23
    Flat rate                         3,744                     -
    -100 basis points                 3,696                  (1.28)
    -200 basis points                 3,638                  (2.83)


     A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2002 are as follows:


                                                            Percent of
     Changes in rate                MV equity                 change
     ---------------               -----------              ----------
                             (Dollars in thousands)

    +200 basis points               $ 3,335                   52.03%
    +100 basis points                 5,136                   26.13
    Flat rate                         6,953                      -
    -100 basis points                 8,836                   27.08
    -200 basis points                10,571                   52.03


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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the policy limits of the Bank at December 31, 2002. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity declined $58,000 in 2002 compared to 2001. The decrease in 2002 is a result of the net loss of $217,000 which resulted in an increase in the accumulated deficit offset by an increase in other comprehensive income for the fair market value of available for sale investment securities, net of taxes.

     The FRB standards for measuring capital adequacy for U.S. Banking organizations require that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier I and Tier II. Tier I consists of common shareholders' equity (excluding net unrealized holding gains on available for sale securities), noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill and/or intangible assets). Tier II capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier I capital and a Tier I leverage ratio of at least 6%. Capital that qualifies as Tier II capital is limited to 100% of Tier I capital.

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


                            Table 13--Capital Ratios

(Dollars in thousands)                            2002       2001        2000
                                                -------    -------     -------
Total Capital.................................  $ 8,263    $ 8,459     $ 9,317
Less:
    Intangible Assets.........................   (1,937)    (2,119)     (2,298)
                                                -------    -------     -------
Tier I capital................................    6,326      6,340       7,019
Tier II capital...............................      528        510         537
                                                -------    -------     -------
Total qualifying capital......................  $ 6,854    $ 6,850     $ 7,556
                                                =======    =======     =======
Risk-adjusted total assets
  (including off-balance-sheet exposures).....  $42,104    $41,624     $42,949
                                                =======    =======     =======

Tier I risk-based capital ratio................  15.02%     15.23%      16.34%
Total (Tier I and II) risk-based capital ratio.  16.28%     16.46%      17.59%
Tier I leverage ratio..........................   7.46%      7.12%       7.39%

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

     As of December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80% , below the 7% minimum capital ratio required by the Agreement. However, at December 31, 2002, the tier one leverage ratio had improved to 7.12% as a result of the smaller average asset size of the Bank. Management continues to review and revise its capital plan to address the development of new equity. In addition, a profit restoration plan was developed and implemented during 2002 to include numerous expense reduction and profit enhancement strategies.

Recent Accounting Pronouncements

     On January 1, 2002 the Bank adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Bank.

     SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," amends the disclosure and certain transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. For entities that use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock compensation for any period presented, their accounting policies note should include certain disclosures. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The new interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. The expanded annual disclosures are provided in the 2002 financial statements.


     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of determing what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.


      ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The financial information required by this Item 7A is incorporated by reference to page 25 of this Report, the Liquidity and Interest Rate Sensitivity Management provisions and pages 23 to 26 of this Report including Table --12 the Interest Sensitivity Analysis Table of this Report.


              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements on pages 39 to 63 hereof.


             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)    Directors of the Registrant and Bank
       ------------------------------------

                                              Principal occupation and               Year first             Term
Name                             Age             other directorships               became director       will expire
----                             ---        ---------------------------            ---------------       -----------

James F. Bodine                  81         Co-Chairman,                                1993                2003
                                            United Bancshares, Inc.
                                            Retired as Managing Partner,
                                            Urban Affairs Partnership
                                            Philadelphia, Pennsylvania

Bernard E. Anderson              65         Professor of Management/Economist           2002                2006
                                            At the Wharton School,
                                            Philadelphia, PA

David R. Bright                  63         Retired, Executive Vice President
                                            Meridian Bancorp                            2002                2006
                                            Philadelphia, PA

Luis A. Cortes, Jr.              45         President,
                                            Nueva Esperanza                             2002                2006
                                            Philadelphia, PA

L. Armstead Edwards              61         Co-Chairman,                                1993                2004
                                            United Bancshares, Inc.
                                            Owner and President,
                                            P.A.Z., Inc.
                                            Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)    58         Retired as Partner,                         1996                2004
                                            John Frazier, Inc.
                                            Philadelphia, Pennsylvania

 Angela M. Huggins               61         Treasurer,                                  1993                2005
                                            United Bancshares, Inc.
                                            Retired as Vice President
                                            Real Estate Affairs
                                            RMS Technologies, Inc.

William B. Moore                 60         Secretary,
                                            United Bancshares, Inc.
                                            Pastor, Tenth Memorial                      1993                2003
                                            Baptist Church
                                            Philadelphia, Pennsylvania

Wanda M. Richards                37         Senior Counsel, FCCS                        2001                2005

Steven L. Sanders                42         President and Co-CEO,
                                            MDL Capital                                 2002                2006




                                            Principal occupation and                 Year first             Term
Name                             Age        other directorships                    became director      will expire
----                             ---        -------------------                    ---------------      -----------

Evelyn F. Smalls                 57         President and CEO of Registrant             2000                2003
                                            and United Bank of Philadelphia

Ernest L. Wright                 74         Founder, President and                      1993                2004
                                            CEO of Ernest L. Wright
                                            Construction Company
                                            Philadelphia, Pennsylvania


(b)    Executive Officers of Registrant and Bank

Name                      Age   Office
----                      ---   ------

Evelyn F. Smalls          57    President and Chief Executive Officer

Brenda M. Hudson-Nelson   41    Executive Vice President/Chief Financial Officer

James F. Bodine           81    Co-Chairman, Board of Directors

L. Armstead Edwards       61    Co-Chairman, Board of Directors

William B. Moore          60    Secretary

Marionette Y. Frazier     58    Assistant Secretary

Angela M. Huggins         62    Treasurer


(c)    Family Relationships.
       --------------------

     There are no family relationships between any director, executive officer or person nominated or chosen by the UBS or the Bank to become a director or executive officer.

(d)    Other

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

                        ITEM 11 -- EXECUTIVE COMPENSATION

     The following information relates to all plan and non-plan compensation awarded to, earned by, or paid to (i) Evelyn F. Smalls, the President and Chief Executive Officer of the Bank , and (ii) Brenda M. Hudson-Nelson, Executive Vice President and Chief Financial Officer of the Bank, the only persons who were serving as executive officers of the Bank at December 31, 2002 (Ms. Smalls and Ms. Hudson-Nelson are hereinafter sometimes collectively referred to as the "Named Executive Officers").

     (1) UBS' executives are not compensated for their services to UBS rather, because the Bank is the principal subsidiary of UBS, they are compensated as officers of the Bank.

Summary Compensation Table

     The disclosure regarding the compensation of the Bank's executives includes the following table that sets forth the compensation paid to the Named Executive Officers during the last three fiscal years.

                                                                      Annual Compensation(1)
                                                                      ----------------------
                                                                                Stock        All Other
 Name and Principal Position During 2002           Year    Salary     Bonus    Options    Compensation(2)
---------------------------------------            ----    ------    -------   -------    ---------------
                                                                       ($)       (#)            ($)
Evelyn F. Smalls                                   2002   $148,009     --        --              --
President and Chief Executive Officer              2001   $141,000     --        --              --
of UBS and the Bank                                2000   $118,921     --        --              --
                                                                       --        --              --
Brenda M. Hudson-Nelson                            2002   $102,112     --        --              --
Executive Vice President and Chief Financial       2001   $100,900     --        --              --
Officer of UBS and the Bank                        2000   $ 96,445     --        --              --


------------------

(1) Amounts are not included in the Bonus, Stock Option and All Other Compensation columns of the table because no compensation of this nature was paid by UBS or the Bank and the restricted stock awards and long term incentive payouts columns are not included in the Compensation Table since these benefits are not made available by UBS or the Bank.

(2) The Commission's compensation disclosure rules require the use, where applicable, of a series of tables to describe various types of compensation paid to the specified executive officers. The use of a specific table or column in a table is not required by the Commission's rules if no compensation was paid or awarded to the named executives. Only the tables or columns required to be used by the Commission's rules, because of the compensation paid to the specified executive officers, have been used in this Proxy Statement

Executive Employment Agreements

     The Bank entered into an Employment Agreement with Evelyn F. Smalls dated June 12, 2000 to serve as the Bank's President and Chief Executive Officer. The initial term of the Employment Agreement is two (2) years, unless extended or terminated. In June 2002, the Employment Agreement was extended for two (2) years. The Employment Agreement provides for an annual base salary of $135,000 which may be increased, but not decreased. Under her Employment Agreement, Ms. Smalls has an opportunity to receive an annual initial cash bonus (the "Initial Cash Bonus") of 12% of her annual base salary and an annual additional cash bonus (the "Additional Cash Bonus") of 12% of her annual base salary in calendar years 2002 and 2003, based on performance targets specified in the Employment Agreement which are based on the annual earnings of the Bank.

     The Bank entered into an Employment Agreement with Brenda M. Hudson-Nelson dated June 12, 2000 to serve as the Bank's Senior Vice President and Chief Financial Officer. The initial term of the Employment Agreement is two (2) years, unless extended or terminated. In June 2002, the Employment Agreement was extended for two (2) years. The Employment Agreement provides for an annual base salary of $95,000 which may be increased, but not decreased. Under her Employment Agreement, Ms. Hudson-Nelson has an opportunity to receive an annual initial cash bonus (the "Initial Cash Bonus") of 12% of her annual base salary and an annual additional cash bonus (the "Additional Cash Bonus") of 12% of her annual base salary in calendar years 2000 and 2001, based on performance targets specified in the Employment Agreement which are based on the annual earnings of the Bank.

Equity Compensation Plan Information

     The Company adopted a Stock Option Plan in 1998. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded to the former chief executive officer.

Equity Compensation Plan Table

--------------------------------------------------------------------------------------------------
                                (a)                    (b)                      (c)
--------------------------------------------------------------------------------------------------
Plan Category           Number of Securities    Weighted average      Number of securities
                        to be issued upon       exercise price        remaining available for
                        exercise of             of outstanding        future issuance under equity
                        outstanding options,    options, warrants,    compensation plans
                        warrants and rights     and rights            (excluding securities
                                                                      reflected in column (a))
--------------------------------------------------------------------------------------------------
Equity compensation
 plans approved by           29,694                  $8.54                    70,306
 security holders
--------------------------------------------------------------------------------------------------
Equity compensation
 plans not approved by           -                     -                          -
 security holders
--------------------------------------------------------------------------------------------------
Total                        29,694                  $8.54                    70,306
==================================================================================================



   ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to UBS, as of March 17, 2003 (1), with respect to the only persons to UBS' knowledge, who may be beneficial owners of more than 5% of UBS' Common Stock.

                                                               Percentage of
                                    Amount and Nature of        Outstanding
                                    Beneficial Ownership        Corporation
Name and Address                       of Corporation          Common Stock
of Beneficial Owner                     Common Stock              Owned
--------------------------------------------------------------------------------
Philadelphia Municipal                     71,667                 7.87%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102

First Union Corporation(2)                 50,000                 5.49%
1 First Union Center
Charlotte, NC 28288
------------------
(1) As of March 17, 2003, there were 907,542 shares of UBS' voting Common Stock outstanding.

(2) First Union Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.

     The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 17, 2003:

Name, Principal Occupation                                       UBS Stock
and Business Experience       Office with the UBS              Beneficially
For Past 5 Years              and/or Bank                         Owned
--------------------------------------------------------------------------------
Evelyn F. Smalls              President and
                              Chief Executive Officer and           350
                              Director of UBS and Bank

Brenda M. Hudson-Nelson       Executive Vice President and           50
                              Chief Financial Officer
                              of UBS and Bank

            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors and executive officers of the UBS and Bank and the entities with which they are associated were customers of and had banking transactions with the Bank in the ordinary course of its business during the year 2002. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Bank management, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.


                        ITEM 14--CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda Hudson-Nelson, of the effectiveness of the design and operation of the UBS' and the Bank's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the UBS' and the Bank's disclosure controls and procedures are effective in timely alerting them to material information relating to the UBS (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

As of the date of this report, there have not been any significant changes in the UBS' and the Bank's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

                                     PART IV

  ITEM 15 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report of United Bancshares, Inc.:

(a) 1.  Financial Reports of United Bancshares, Inc.                        Page
        --------------------------------------------                        ----

        Report of Independent Certified Public Accountants, March 12, 2003.. 39

        Consolidated Balance Sheets at December 31, 2002 and 2001........... 40

        Consolidated Statements of Operations for the three years ended
            December 31, 2002............................................... 41

        Consolidated Statements of Changes in Shareholders' Equity for the
            three years ended December 31, 2002............................. 42

        Consolidated Statements of Cash Flows for the three years ended
            December 31, 2002............................................... 43

        Notes to Consolidated Financial Statements.......................... 44

    2.  Financial Statement Schedules

        Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.


    4. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

     Exhibit Number                         Item
     --------------                         ----

      (3(i))    Articles of Incorporation
                (Incorporated by reference to Registrant's 1998 Form 10-K).

      (3(ii))   Bylaws
                (Incorporated by reference to Registrant's 1997 Form 10-K).

      (9.1)     Voting Trust Agreement with NationsBank
                (Incorporated by reference to Registrant's 1997 Form 10-K).

      (9.2)     Voting Trust Agreement with Fahnstock
                (Incorporated by reference to Registrant's 1997 Form 10-K).

      (10)      Material Contracts

         a)     Lease for branch office located at Two Penn Center
         b)     Lease for branch office located at 1620 Wadsworth Avenue
         c)     Lease for branch office located at 3750 Lancaster Avenue
         d)     Lease for branch office located at 1015 North Broad Street
         e)     Evelyn F. Smalls' Employment Agreement
         f)     Brenda Hudson-Nelson's Employment Agreement
         g) Brokerage Services Agreement (Dual Employee Program) by and between UVEST Financial Services Group, Inc. and the
                United Bank of Philadelphia, dated July 17, 2002
         h) Long Term Incentive Compensation Plan (incorporated by reference to Registrant's 1992 Form 10)

      (11)      Statement of Computation of Earnings Per Share.
                Included at Item 8 hereof.

      (12)      Statement of Computation of Ratios.
                Included at Item 8 hereof.

         c)     Not applicable.

      (13)      Annual Report to Security Holders

      (21)      Subsidiaries of Registrant

                Name                                 State of Incorporation
                ----                                 ----------------------
                United Bank of Philadelphia          Pennsylvania


      (99)      Additional Exhibits

         (A)    Exhibit 99
                Registrants Proxy Statement for its Annual Shareholders Meeting held on July 26, 2002 is attached hereto as Exhibit 99(A).

         (B)    Exhibit 99.1
                Certification Pursuant to 18U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer attached hereto as Exhibit 99.1.

         (C)    Exhibit 99.2
                Certification Pursuant to 18U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer attached hereto as Exhibit 99.2.


b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED BANCSHARES, INC.                                               DATE


/s/  Evelyn F. Smalls                                            March 31, 2003
-------------------------------------------
Evelyn F. Smalls, President & CEO, Director

/s/  Brenda M. Hudson-Nelson                                     March 31, 2003
-----------------------------------------
Brenda M. Hudson-Nelson, EVP, CFO


/s/  James F. Bodine                                             March 31, 2003
-----------------------------------------
James F. Bodine, Co-Chairman, Director


/s/  L. Armstead Edwards                                         March 31, 2003
------------------------------------------
L. Armstead Edwards, Co-Chairman, Director


/s/  Marionette Y. Wilson(Frazier)                               March 31, 2003
-----------------------------------------
Marionette Y. Wilson(Frazier), Assistant Secretary, Director


/s/  Angela M. Huggins                                           March 31, 2003
-----------------------------------------
Angela M. Huggins, Treasurer, Director


/s/  William B. Moore                                            March 31, 2003
-----------------------------------------
William B. Moore, Secretary, Director


/s/  Bernard E. Anderson                                         March 31, 2003
-----------------------------------------
Bernard E. Anderson, Director


/s/  David R. Bright                                             March 31, 2003
-----------------------------------------
David R. Bright, Director


/s/  Luis A. Cortes                                              March 31, 2003
-----------------------------------------
Luis A. Cortes, Director


/s/  Wanda M. Richards                                           March 31, 2003
-----------------------------------------
Wanda M. Richards, Director


/s/  Steven L. Sanders                                           March 31, 2003
-----------------------------------------
Steven L. Sanders, Director


/s/  Ernest L. Wright                                            March 31, 2003
-----------------------------------------
Ernest L. Wright, Director

                                 CERTIFICATIONS

I, Evelyn F. Smalls, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of United Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                 /s/  Evelyn F. Smalls
                                     -----------------------------------------
                                     Evelyn F. Smalls, Chief Executive Officer

                                 CERTIFICATIONS


I, Brenda Hudson-Nelson, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of United Bancshares, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003              /s/  Brenda Hudson-Nelson
                                  -----------------------------------------
                                  Brenda Hudson-Nelson, Chief Financial Officer

               Report of Independent Certified Public Accountants


Shareholders and Board of Directors
United Bancshares, Inc. and Subsidiary


     We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 14 to the financial statements, the Bank entered into a written agreement with the Federal Reserve Bank of Philadelphia and the Pennsylvania Department of Banking dated February 23, 2000.




/s/ Grant Thornton LLP
--------------------------
Philadelphia, Pennsylvania
March 12, 2003

                     United Bancshares, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

Assets                                                                                 2002              2001
                                                                                   ------------      ------------
Cash and due from banks......................................................      $  4,541,667       $ 5,747,131
Interest-bearing deposits with banks.........................................           865,421           256,847
Federal funds sold...........................................................        10,122,000         7,778,000
                                                                                   ------------      ------------
          Cash and cash equivalents..........................................        15,529,088        13,781,978

Investment securities:
    Available-for-sale, at fair market value.................................        14,334,360        14,339,643
    Held-to-maturity, at amortized cost (fair market value of $7,442,870
       and $11,735,146 in 2002 and 2001, respectively).......................         7,183,403        11,466,372
Loans, net of unearned discount of $87,124 and $141,267 in 2002
    and 2001, respectively...................................................        44,133,190        42,999,877
Less allowance for loan losses...............................................          (674,550)         (708,156)
                                                                                   ------------      ------------
          Net loans..........................................................        43,458,640        42,291,721

Bank premises and equipment, net.............................................         2,612,608         2,978,265
Accrued interest receivable..................................................           555,006           911,470
Foreclosed real estate.......................................................                 -            45,000
Intangible assets............................................................         1,937,221         2,118,868
Prepaid expenses and other assets............................................           433,793           734,741
                                                                                   ------------      ------------
          Total assets.......................................................      $ 86,044,119      $ 88,668,058
                                                                                   ============      ============

Liabilities and Shareholders' Equity

Liabilities:
    Demand deposits, noninterest-bearing.....................................      $ 20,453,455      $ 19,471,758
    Demand deposits, interest-bearing........................................        12,837,464        12,613,507
    Savings deposits.........................................................        20,494,208        23,227,604
    Time deposits, under $100,000............................................        10,882,722        10,313,657
    Time deposits, $100,000 and over.........................................        12,261,455        13,795,997
                                                                                   ------------      ------------
                                                                                     76,929,304        79,422,523

    Accrued interest payable.................................................           156,219           263,550
    Accrued expenses and other liabilities...................................           458,455           424,274
                                                                                   ------------      ------------
          Total liabilities..................................................        77,543,978        80,110,347
                                                                                   ------------      ------------

Shareholders' equity:
    Series A preferred stock, noncumulative, 6%, $0.01 par value,
       500,000 shares authorized; 143,150 issued and outstanding
       in 2002 and 2001......................................................             1,432             1,432
    Common stock, $0.01 par value; 2,000,000 shares authorized;
       1,102,088 and 1,100,388 issued and outstanding in 2002 and
       2001, respectively....................................................            11,021            11,004
    Additional paid-in-capital...............................................        14,749,453        14,729,070
    Accumulated deficit......................................................        (6,499,197)       (6,282,614)
    Accumulated other comprehensive income ..................................           237,432            98,819
                                                                                   ------------      ------------
          Total shareholders' equity.........................................         8,500,141         8,557,711
                                                                                   ------------      ------------
          Total liabilities and shareholders' equity.........................      $ 86,044,119      $ 88,668,058
                                                                                   ============      ============

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                      2002              2001             2000
                                                                  ------------      ------------     ------------
Interest income:
    Interest and fees on loans.................................     $3,006,367        $3,595,477       $4,655,329
    Interest on investment securities..........................      1,446,072         1,750,549        3,150,160
    Interest on federal funds sold.............................        169,071           281,540          339,348
    Interest on time deposits with other banks.................         10,921             8,701            8,469
                                                                    ----------        ----------       ----------

          Total interest income................................      4,632,431         5,636,267        8,153,306
                                                                    ----------        ----------       ----------
Interest expense:
    Interest on time deposits..................................        662,493         1,080,533        1,387,091
    Interest on demand deposits................................        114,399           178,059          602,194
    Interest on savings deposits...............................        129,227           317,489          496,764
    Interest on borrowed funds.................................              -                75          252,515
                                                                    ----------        ----------       ----------
          Total interest expense...............................        906,119         1,576,156        2,738,564
                                                                    ----------        ----------       ----------
          Net interest income..................................      3,726,312         4,060,111        5,414,742

Provision for loan losses......................................        175,000           335,000          565,000
                                                                    ----------        ----------       ----------
          Net interest income after provision for loan losses..      3,551,312         3,725,111        4,849,742
                                                                    ----------        ----------       ----------
Noninterest income:
    Gain on sale of loans......................................              -               -             18,931
    Customer service fees......................................      1,927,838         2,202,489        2,617,845
    Gain (loss) on sale of investments.........................         25,789            78,456         (200,070)
    Gain on sale of deposits...................................              -                 -          253,527
    Gain on sale of fixed assets...............................         48,054            84,090          329,237
    Other income...............................................        325,337            77,998          177,464
                                                                    ----------        ----------       ----------
          Total noninterest income.............................      2,327,018         2,443,033        3,196,934
                                                                    ----------        ----------       ----------
Noninterest expense:
    Salaries, wages and employee benefits......................      2,344,746         2,664,660        3,075,523
    Occupancy and equipment....................................      1,293,803         1,609,539        1,790,356
    Office operations and supplies.............................        433,557           454,200          777,112
    Marketing and public relations.............................         82,692           109,367          158,698
    Professional services......................................        283,671           232,662          544,083
    Data processing............................................        639,854           808,012          971,503
    Deposit insurance assessments..............................         36,258           150,042          169,102
    Other operating............................................        980,332         1,009,165        1,315,019
                                                                    ----------        ----------       ----------
          Total noninterest expense............................      6,094,913         7,037,647        8,801,396
                                                                    ----------        ----------       ----------
          Net loss.............................................     $ (216,583)       $ (869,503)      $ (754,720)
                                                                    ==========        ==========       ==========
Net loss per common share--basic and diluted....................    $    (0.20)       $    (0.79)      $    (0.72)
                                                                    ==========        ==========       ==========
Weighted average number of common shares.......................      1,101,247         1,099,520        1,049,166
                                                                    ==========        ==========       ==========

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2002, 2001 and 2000

                               Series A                                                        Accumulated     Total       Compre-
                            preferred stock      Common stock       Additional                    other        share-      hensive
                           ----------------   ------------------     paid-in     Accumulated  comprehensive   holders'     income
                            Shares   Amount    Shares    Amount      capital       deficit    income (loss)    equity      (loss)
                           --------  ------   --------  --------   -----------  ------------  ------------   ---------     ------
Balance at
 December 31, 1999........ 143,150   $1,432   1,028,753  $10,288   $13,870,169  $(4,658,391)   $(196,183)   $9,027,315
  Proceeds from issuance
    of common stock.......      -        -       70,668      706       847,315            -            -       848,021
  Unrealized gains on
    investment securities       -        -           -        -             -             -      228,893       228,893      228,893
  Net loss................      -        -           -        -             -      (754,720)           -      (754,720)    (754,720)
                           -------   ------   ---------  -------   -----------  -----------   ----------    ----------    ---------
Total comprehensive
  income (loss)...........                                                                                                $(525,827)
                                                                                                                          =========
Balance at
 December 31, 2000........ 143,150   $1,432   1,099,421  $10,994   $14,717,484  $(5,413,111)   $  32,710    $9,349,509
  Proceeds from issuance
     of common stock......                          967       10        11,586                                  11,596
  Unrealized gains on
     investment securities                                                                        66,109        66,109    $  66,109
  Net loss................                                                         (869,503)                  (869,503)    (869,503)
                           -------   ------   ---------  -------   -----------  -----------   ----------    ----------    ---------
Total comprehensive
  income (loss)...........                                                                                                $(803,394)
                                                                                                                          =========
Balance at
 December 31, 2001........ 143,150    1,432   1,100,388   11,004    14,729,070   (6,282,614)      98,819     8,557,711
  Proceeds from issuance
    of common stock.......                        1,700       17        20,383                                  20,400
  Unrealized gains on
    investment securities.                                                                       138,613       138,613      138,613
  Net loss................                                                         (216,583)                  (216,583)    (216,583)
                           -------   ------   ---------   -------  -----------  -----------   ----------    ----------    ---------
Total comprehensive
  income (loss)...........                                                                                                $ (77,970)
                                                                                                                          =========
Balance at
  December 31, 2002....... 143,150   $1,432   1,102,088  $11,021  $14,749,453   $(6,499,197)  $  237,432    $8,500,141
                           =======   ======   =========  =======  ===========   ===========   ==========    ==========

         The accompanying notes are an integral part of this statement.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                  -----------------------------------------------
                                                                      2002              2001             2000
                                                                  ------------      ------------     ------------
Cash flows from operating activities:
    Net loss...................................................    $  (216,583)      $  (869,503)     $  (754,720)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Provision for loan losses...............................        175,000           335,000          565,000
       Gain on sale of loans...................................                              -            (18,931)
       Gain on sale of fixed assets............................        (48,054)          (84,090)        (329,237)
       (Gain)loss on sale of investment securities.............        (25,789)          (78,456)         200,070
       Depreciation and amortization...........................        673,361           772,742          959,158
       (Increase) decrease in accrued interest receivable and
         other assets..........................................        702,412           (35,995)       1,470,150
       Decrease in accrued interest payable and
         other liabilities.....................................        (73,151)         (257,763)      (1,065,172)
                                                                    ----------        ----------       ----------
         Net cash provided by  (used in) operating activities..      1,187,196          (218,065)       1,026,318
                                                                    ----------        ----------       ----------

Cash flows from investing activities:
    Purchase of available-for-sale investments.................    (10,792,294)      (14,859,870)      (1,737,678)
    Purchase of held-to-maturity investments...................     (2,247,096)       (3,145,558)      (2,636,746)
    Proceeds from maturity and principal reductions of
       available-for-sale investments..........................      9,936,685         8,674,401          951,885
    Proceeds from maturity and principal reductions of
       held-to-maturity investments............................      6,568,297        15,315,665          982,708
    Proceeds from sale of investments available-for-sale.......      1,091,063         3,487,208       18,888,327
    Proceeds from sale of student loans........................                              -          2,574,775
    Proceeds from sale of deposits to other financial
       institutions                                                                          -         (6,544,666)
    Net (increase)decrease in loans............................     (1,341,919)        2,116,573       11,580,215
    Purchase of premises and equipment.........................       (182,004)          (78,265)      (1,566,672)
                                                                   -----------       -----------      -----------
          Net cash used in investing activities................      3,032,732        11,510,154       22,492,148
                                                                   -----------       -----------      -----------

Cash flows from financing activities:
    Net decrease in deposits...................................     (2,493,218)       (3,815,587)     (34,983,620)
    Repayments on long-term debt...............................                               -            (9,203)
    Net proceeds from issuance of common stock.................         20,400            11,596          848,021
                                                                   -----------       -----------      -----------
          Net cash used in financing activities................     (2,472,818)       (3,803,991)     (33,144,802)
                                                                   -----------       -----------      -----------
          Net increase (decrease) in cash and cash equivalents.      1,747,110         7,488,098      (10,626,336)
                                                                   -----------       -----------      -----------
Cash and cash equivalents at beginning of year.................     13,781,978         6,293,880       16,920,216
                                                                   -----------       -----------      -----------
Cash and cash equivalents at end of year.......................    $15,529,088       $13,781,978      $ 6,293,880
                                                                   ===========       ===========      ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest.....................    $ 1,013,450       $ 1,542,963      $ 3,108,753
                                                                   ===========       ===========      ===========

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001, and 2000


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

                                   (Continued)

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


     Loans Held-for-Sale

     Loans held-for-sale are carried at the aggregate of lower of cost or market value. The Bank had no loans held for sale as of December 31, 2002.

     For purchased loans, the discount remaining after the loan loss allocation is being amortized over the remaining life of the purchased loans using the interest method.


     Allowance for Loan Losses

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." Under SFAS No. 114, the allowance for loan losses related to "impaired loans" is based on the discounted cash flows using the impaired loans' initial effective interest rate as the discount rate, or the fair value of the collateral for collateral-dependent loans. A loan is impaired when it meets the criteria to be placed on nonaccrual status. Loans that are evaluated for impairment pursuant to SFAS No. 114 are assessed on a loan-by-loan basis and include only commercial nonaccrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, residential mortgages, and other student loans, are evaluated collectively for impairment.

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

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact on the financial condition or results of operations of the Company.

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


     Earnings (Loss) Per Share

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


     Stock-based Compensation

     The Bank accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

     At December 31, 2002, the Company had one stock-based employee compensation plan, which is more fully described in note 12. The Bank account for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The  following  table  illustrates  the effect on net  income and  earnings
     (loss) per share if the Bank had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                                                        Year ended December 31,
       (In thousands)                                     2002         2001
                                                        --------     --------
       Net loss
          As reported.................................. $  (217)      $  (870)
              Less: Stock-based compensation costs
                determined under fair value-based
                Method for all awards .................       -             -
          Pro forma.................................... $  (217)      $  (870)

       Basic and Diluted loss per share
          As reported.................................. $ (0.20)      $ (0.79)
          Pro forma.................................... $ (0.20)      $ (0.79)

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

                                  (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," (SFAS No. 119) requires disclosures about financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On-balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 2002 or 2001.

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


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Intangible Assets

     On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. As a result of the acquisition, the Bank recorded a core deposit intangible of 2,449,488. The core deposit intangible is being amortized over 14 years. Amortization totaled $178,078, $178,078 and $176,818 for the year ended December 31, 2002, 2001 and 2000, respectively. The Bank tested the core deposit intangible for impairment. No impairment has been recognized

     On October 1, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. In addition, SFAS No. 147 amends SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," to include within its scope long-term customer relationship intangible assets of financial institutions such as depositor-relationship intangible assets.

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


                                   (Continued)

                    United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Segments

     SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

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

     Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the 2002 presentation.

     Comprehensive Income

     The Bank follows SFAS No. 130, which establishes new standards for reporting comprehensive income that includes net income as well as certain other items that result in a change to equity during the period. These financial statements have been reclassified to reflect the provisions of SFAS No. 130. The income tax effects allocated to comprehensive income
     (loss) are as follows:





                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                        December 31, 2002
                                                           --------------------------------------------
                                                            Before tax        Tax           Net of tax
                                                              amount     benefit(expense)     amount
                                                            ----------   ---------------    ----------
    Unrealized  gains on securities
       Unrealized holding losses arising during period      $ 232,674       $ (76,782)      $ 155,892
       Less: reclassification adjustment for gains
          realized in net income                               25,789          (8,510)         17,279
                                                            ---------       ---------       ---------
    Other comprehensive income, net                         $ 206,885       $ (68,272)      $ 138,613
                                                            =========       =========       =========

                                                                         December 31, 2001
                                                           --------------------------------------------
                                                            Before tax         Tax          Net of tax
                                                              amount     benefit(expense)     amount
                                                            ----------   ---------------    ----------
   Unrealized gains on securities
       Unrealized holding gains arising during period       $ 177,126       $ (58,451)      $ 118,675
       Less: reclassification adjustment for gains
          realized in net income                               78,456         (25,890)         52,566
                                                            ---------       ---------       ---------

    Other comprehensive income, net                         $  98,670       $ (32,561)      $  66,109
                                                            =========       =========       =========

                                                                         December 31, 2000
                                                           --------------------------------------------
                                                            Before tax         Tax          Net of tax
                                                              amount     benefit(expense)     amount
                                                            ----------   ---------------    ----------
    Unrealized gains on securities
       Unrealized holding gains arising during period       $ 543,166       $(180,826)      $ 362,340
       Less reclassification adjustment for losses
          realized in net income                             (200,070)         66,623        (133,447)
                                                            ---------       ---------       ---------

    Other comprehensive income, net                         $ 343,096       $(114,203)      $ 228,893
                                                            =========       =========       =========

     New Accounting Pronouncements

     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of determing what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


2.   CASH AND DUE FROM BANK BALANCES

     The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2002.

3.   INVESTMENTS

     The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2002 and 2001 are as follows:

                                                                                2002
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                      Amortized      unrealized      unrealized        Market
                                                        cost            gains          losses          value
                                                    -----------      ----------      ----------     -----------
       Available-for-sale:
          Other Government securities............   $ 4,299,596      $   62,189      $              $ 4,361,785
          Mortgage-backed securities.............     9,286,548         292,187                       9,578,735
                                                    -----------      ----------      ----------     -----------

          Total debt securities..................    13,586,144         354,376                      13,940,520
          Investments in mutual funds............       106,490                                         106,490
          Other investments......................       287,350                                         287,350
                                                    -----------      ----------      ----------     -----------
                                                    $13,979,984      $  354,376      $        -     $14,334,360
                                                    ===========      ==========      ==========     ===========

       Held-to-maturity:
          Other Government securities............   $   500,000      $    8,985      $              $   508,985
          Mortgage-backed securities.............     6,683,403         250,482                       6,933,885
                                                    -----------      ----------      ----------     -----------
                                                    $ 7,183,403      $  259,467      $        -     $ 7,442,870
                                                    ===========      ==========      ==========     ===========

                                                                                2001
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                      Amortized      unrealized      unrealized        Market
                                                        cost            gains          losses          value
                                                    -----------      ----------      ----------     -----------
       Available-for-sale:
          Other Government securities............   $ 5,048,639      $   49,241      $              $ 5,097,880
          Mortgage-backed securities.............     8,751,555          98,250                       8,849,805
                                                    -----------      ----------      ----------     -----------

          Total debt securities..................    13,800,194         147,491                      13,947,685
          Investments in mutual funds............       104,608                                         104,608
          Other investments......................       287,350                                         287,350
                                                    -----------      ----------      ----------     -----------

                                                    $14,192,152      $  147,491      $        -     $14,339,643
                                                    ===========      ==========      ==========     ===========

       Held-to-maturity:
          Other Government securities............   $ 3,735,435      $  117,612      $              $ 3,853,047
          Mortgage-backed securities.............     7,730,937         151,162                       7,882,099
                                                    -----------      ----------      ----------     -----------

                                                    $11,466,372      $  268,774      $        -     $11,735,146
                                                    ===========      ==========      ==========     ===========


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


3.  INVESTMENTS - Continued

    Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2002 were as follows. Expected maturities may differ from contractual maturities.

                                                          Amortized         Market
                                                             cost           value
                                                         -------------   -----------
       Available-for-sale:
          Due after one month through three years....... $         -     $         -
          Due after three year through five years.......     750,000         750,000
          Due after five years through fifteen years....   3,549,596       3,611,785
          Mortgage-backed securities....................   9,286,548       9,578,735
                                                         -----------     -----------
          Total debt securities.........................  13,586,144      13,940,520
          Investments in mutual funds...................     106,490         106,490
          Other investments.............................     287,350         287,350
                                                         -----------     -----------
                                                         $13,979,984     $14,334,360
                                                         ===========     ===========

       Held-to-maturity:
          Due in one month through three years.......... $         -     $         -
          Due after three years through five years......     250,000         255,625
          Due after five years through fifteen years....     250,000         253,360
          Mortgage-backed securities....................   6,683,403       6,933,885
                                                         -----------     -----------
                                                         $ 7,183,403     $ 7,442,870
                                                         ===========     ===========

     The Bank recorded a gain of $25,789 on the sale of investments during the year ended December 31, 2002. The Bank recorded a gain of $78,456 on the sale of investments during the year ended December 31, 2001. The Bank recorded a loss of $200,070 on the sale of investments during the year ended December 31, 2000.

     As of December 31, 2002 and 2001, investment securities with a book value of $7,250,989 and $12,839,925, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.


4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of the net loans is as follows:

       Assets                                       2002              2001
                                                 -----------      -----------

       Commercial and industrial...............  $10,854,697      $11,053,584
       Commercial real estate..................   11,897,622        5,504,474
       Residential mortgages...................   13,560,602       18,147,893
       Consumer loans..........................    7,820,269        8,293,926
                                                 -----------      -----------
          Total loans..........................   44,133,190       42,999,877
       Less allowance for loan losses..........     (674,550)        (708,156)
                                                 -----------      -----------

          Net loans............................  $43,458,640      $42,291,721
                                                 ===========      ===========


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


4.   LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

     As of December 31, 2002 and 2001, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $839,000 and $1,088,000, respectively. During 2002 and 2001, there were no new loans to related parties and repayments amounted to $249,000 and $375,900, respectively.

     The balance of impaired loans was $ 1,951,000 and $412,000 as of December 31, 2002 and 2001, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $651,000 and $412,000 of non-accrual loans at December 31, 2002 and 2001, respectively . The allowance for loan loss associated with the $1,951,000 of impaired loans was $402,000 at December 31, 2002. Interest income recognized on impaired loans during 2002 and 2001 was $104,000 and $25,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

     At December 31, 2002 and 2001, unamortized deferred fees and costs totaled $108,670 and $93,853, respectively.

     Changes in the allowance for possible loan losses are as follows:

                                         2002           2001          2000
                                       ---------     ---------     -----------

       Balance, beginning of year..... $ 708,156     $ 562,174     $ 1,566,642
       Provision......................   175,000       335,000         565,000
       Charge-offs....................  (361,656)     (321,681)     (1,720,755)
       Recoveries.....................   153,050       132,663         151,287
                                       ---------     ---------     -----------

       Balance, end of year........... $ 674,550     $ 708,156     $   562,174
                                       =========     =========     ===========

     The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. At December 31, 2002, approximately 18.71% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.


5.   BANK PREMISES AND EQUIPMENT

     The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                  Estimated
                                                  useful life          2002            2001
                                                 ------------      -----------     ------------
       Buildings and leasehold improvements....   10-15 years      $ 2,870,558     $ 3,617,403
       Furniture and equipment.................    3- 7 years        1,411,250       3,140,428
                                                                   -----------     -----------
                                                                     4,281,808       6,757,831
       Less accumulated depreciation...........                     (1,669,200)     (3,779,566)
                                                                   -----------     -----------

                                                                   $ 2,612,608     $ 2,978,265
                                                                   ===========     ===========

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


5.   BANK PREMISES AND EQUIPMENT - Continued

     The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2002, 2001 and 2000 was $364,469, $465,825 and
     $511,836.

     Future minimum lease payments under operating leases are as follows:

                                                     Operating
       Year ending December 31,                        leases
       ------------------------                     ------------

       2003......................................    $  277,278
       2004......................................       240,163
       2005......................................        84,090
       2006......................................        70,433
       2007......................................        47,504
       Thereafter................................        48,929
                                                     ----------
       Total minimum lease payments..............    $  768,397
                                                     ==========

6.   DEPOSITS

     At  December  31,  2002,   the   scheduled   maturities  of  time  deposits
     (certificates of deposit) are as follows (dollars in thousands):

       2003......................................    $   20,678
       2004......................................         1,308
       2005......................................           971
       2006......................................           182
       2007......................................             -
       Thereafter................................             5
                                                     ----------
                                                     $   23,144
                                                     ==========

7.   BORROWINGS

     As of December 31, 2002, the Bank has outstanding two borrowing arrangements with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions. As of December 31, 2002, the Bank had no borrowings outstanding.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


8.   CAPITAL STOCK OFFERINGS

     In June 2002, the Bank received $20,400 and issued 1,700 shares as a result of the purchase of common stock by members of the Bank's board of directors in a limited offering at a price of $12.00 per share.

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


9.   INCOME TAXES

     At December 31, 2002, the Bank has net operating loss carryforwards of approximately $4,680,000 for income tax purposes that begin to expire in 2008 through 2020.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,783,520 and $1,781,306 as of December 31, 2002 and 2001, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:

                                                                         2002             2001
                                                                      -----------      -----------
       Deferred tax assets:
          Provision for loan losses................................   $   105,778      $   139,875
          Unrealized (gains) losses on investment securities.......      (116,944)         (48,672)
          Depreciation.............................................       308,844          189,844
          Net operating loss carryforwards.........................     1,592,020        1,597,884
          Other....................................................      (106,178)         (97,625)
          Valuation allowance for deferred tax assets..............    (1,783,520)      (1,781,306)
                                                                      -----------      -----------
              Net deferred tax assets..............................   $         -      $         -
                                                                      ===========      ===========

                                                        2002             2001             2000
                                                     ---------        -----------      -----------
       Effective rate reconciliation:
          Tax at statutory rate................      $ (73,638)       $  (295,631)     $  (256,073)
          Nondeductible expenses...............          3,152              2,416            4,903
          Increase in valuation allowance......         70,486            174,938          155,997
          Other................................              -            118,277           95,173
                                                     ---------        -----------      -----------
              Total tax expense................      $       -        $         -      $         -
                                                     =========        ===========      ===========

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


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

     Summaries of the Bank's financial instrument commitments are as follows:

                                                      2002            2001
                                                  -----------     -----------

       Commitments to extend credit............   $ 7,939,136     $ 5,325,662

       Outstanding letters of credit...........        57,155          64,625

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











                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000



11.  FAIR VALUES OF FINANCIAL INSTRUMENTS-Continued

                                                                     2002                          2001
                                                            -----------------------        ----------------------
                                                            Carrying        Fair           Carrying        Fair
  (Dollars in thousands)                                     amount         value           amount         value
                                                            --------       --------        --------      --------
       Assets:
          Cash and cash equivalents.....................    $ 15,529       $ 15,529        $ 13,781      $ 13,781
          Investment securities.........................      21,518         21,777          25,806        26,075
          Loans, net of allowance for loan losses.......      43,459         41,942          42,291        41,866

       Liabilities:
          Demand deposits...............................      33,291         33,291          32,085        32,085
          Savings deposits..............................      20,494         20,494          23,228        23,228
          Time deposits.................................      23,144         23,144          24,110        25,127

       Off-balance-sheet:
          Commitments to extend credit..................       7,939          7,939           5,326         5,326
          Outstanding letters of credit.................          57             57              65            65


12.  EMPLOYEE COMPENSATION

     In June 2000, the Bank entered into two-year employment agreements with its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits. The agreements expired in 2002 and were renewed for two more years. These agreements provide for guaranteed minimum annual compensation over the term of the contracts. The Company made no stock-based compensation awards to any employee during 2002, 2001 and 2000.


     In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded, to the former chief executive officer.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001 and 2000


13.  CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            Condensed Balance Sheets

                                                                        December 31,
                                                                  -----------------------
       (Dollars in thousands)                                       2002         2001
                                                                  --------     --------
       Assets:
          Due from banks (subsidiary)...........................  $    289     $    289
          Investment in United Bank of Philadelphia.............     8,211        8,278
                                                                  --------     --------
              Total assets......................................  $  8,500     $  8,567
                                                                  ========     ========
       Shareholders' equity:
          Series A preferred stock..............................  $      1     $      1
          Common stock..........................................        11           11
          Additional paid-in capital............................    14,750       14,729
          Accumulated deficit...................................    (6,499)      (6,283)
          Net unrealized holding gains (losses)
            on securities available-for-sale....................       237           99
                                                                  --------     --------
              Total shareholders' equity........................  $  8,500     $  8,557
                                                                  ========     ========

                       Condensed Statements of Operations

                                                               Year ended December 31,
                                                           ------------------------------
       (Dollars in thousands)                                2002        2001       2000
                                                           -------     -------     ------
       Equity in net loss of subsidiary................... $ (217)     $ (870)    $ (755)
                                                           -------     -------    -------
       Net loss........................................... $ (217)     $ (870)    $  755)
                                                           =======     =======    =======

                       Condensed Statements of Cash Flows

                                                               Year ended December 31,
                                                           ------------------------------
       (Dollars in thousands)                                2002        2001       2000
                                                           -------     -------     ------
       Cash flows from operating activities:
          Net loss........................................ $ (217)     $ (870)     $ (755)
          Equity in net loss of subsidiary................    217         870         755
                                                           ------      ------      ------
              Net cash provided by operating activities...      -           -           -
                                                           ------      ------      ------
       Cash flows from investing activities:
       Investment in subsidiary...........................    (20)        (12)       (847)
                                                           ------      ------      ------
       Net cash used in investing activities..............    (20)        (12)       (847)
                                                           ------      ------      ------
       Cash flows from financing activities:
          Issuance of preferred stock.....................      -           -           -
          Issuance of common stock........................     20          12         847
                                                           ------      ------      ------
              Net cash provided by financing activities...     20          12         847
                                                           ------      ------      ------
              Net increase in cash and cash equivalents...      -           -           -
       Cash and cash equivalents at beginning of year.....    289         289         289
                                                           ------      ------      ------
       Cash and cash equivalents at end of year........... $  289      $  289      $  289
                                                           ======      ======      ======

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000



14.  REGULATORY MATTERS

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

     As of December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80% , below the 7% minimum capital ratio required by the Agreement. However, at December 31, 2002, the tier one leverage ratio had improved to 7.12% as a result of the smaller average asset size of the Bank. Management continues to review and revise its capital plan to address the development of new equity. In addition, a profit restoration plan was developed and implemented during 2002 to include numerous expense reduction and profit enhancement strategies.



                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000



14.  REGULATORY MATTERS - Continued

    The most recent notification dated February 26, 2003, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

    The Bank's actual capital amounts and ratios are as follows:

                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                               ---------------------   --------------------   ---------------------
                                                 Amount      Ratio      Amount       Ratio      Amount      Ratio
                                               ---------   ---------   ---------  ---------   ---------   ---------
       As of December 31, 2002:
       Total capital to risk-weighted assets:
          Consolidated........................  $ 6,854      16.28%    $ 3,391    =>  8.00%        N/A        N/A
          Bank................................    6,565      15.59       3,368        8.00     $ 4,210      10.00%

       Tier I capital to risk-weighted assets:
          Consolidated........................    6,326      15.02       1,696        4.00         N/A        N/A
          Bank................................    6,037      14.34       1,684        4.00     $ 2,526      >6.00%

       Tier I capital to average assets:
          Consolidated........................    6,326       7.46       3,402        4.00         N/A        N/A
          Bank................................    6,037       7.12       3,390        4.00     $ 4,238      >5.00%


                                                                                                  To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                               ---------------------   --------------------   ---------------------
                                                 Amount      Ratio      Amount       Ratio      Amount      Ratio
                                               ---------   ---------   ---------  ---------   ---------   ---------
       As of December 31, 2001:
       Total capital to risk-weighted assets:
          Consolidated........................  $ 6,850      16.46%    $ 3,353    =>  8.00%        N/A       N/A
          Bank................................    6,561      15.76       3,330        8.00     $ 4,162     10.00%

       Tier I capital to risk-weighted assets:
          Consolidated........................    6,340      15.23       1,665        4.00         N/A       N/A
          Bank................................    6,051      14.90       1,625        4.00     $ 2,497     >6.00%

       Tier I capital to average assets:
          Consolidated........................    6,340       7.12       3,573        4.00         N/A       N/A
          Bank................................    6,051       6.80       3,562        4.00     $ 4,452     >5.00%

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000

15.  COMMITMENTS AND CONTINGENCIES

     The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

     The Bank had a One Million Dollar ($1,000,000) unsecured loan participation in a $40.4 million ($40,400,000) line of credit to KMART Corporation. The Bank was repaid the One Million Dollar ($1,000,000) loan participation in full on January 8, 2002. KMART Corporation filed for protection under Chapter 11 of the federal bankruptcy laws on January 22, 2002. The bankruptcy filing by KMART Corporation could expose the Bank to a future claim that the repayment to the Bank of its loan participation was a preference payment. If the preference claim is made and is successful, the Bank may be required to return the One Million Dollar ($1,000,000) loan repayment and incur a loss in that amount to the extent that the Bank can not obtain repayment of the loan participation from KMART Corporation or as an unsecured creditor in the bankruptcy proceeding. As of March 12, 2003, the Bank has not received any notification in regard to this matter. Management does not believe it is probable that the Bank will have to repay the $1,000,000 loan repayment to the bankruptcy court.

16.  EARNINGS PER SHARE COMPUTATION

     In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                                              Year ended December 31, 2002
                                                   ---------------------------------------------
                                                       Loss            Shares         Per share
                                                   (numerator)      (denominator)       amount
                                                   -----------      -------------     ---------
       Net loss..................................  $ (216,583)
                                                   ==========
          Basic EPS
              Income available to stockholders...  $ (216,583)        1,101,247       $ (0.20)
                                                   ==========        ==========       ========

                                                              Year ended December 31, 2001
                                                   --------------------------------------------
                                                       Loss            Shares        Per share
                                                   (numerator)     (denominator)       amount
                                                   -----------     -------------     ---------
       Net loss..................................  $ (869,503)
                                                   ==========
          Basic loss per share
              Loss available to stockholders.....  $ (869,503)       1,099,520        $ (0.79)
                                                   ==========        =========        ========

                                                              Year ended December 31, 2000
                                                   --------------------------------------------
                                                       Loss            Shares        Per share
                                                   (numerator)     (denominator)       amount
                                                   -----------     -------------     ----------
       Net loss..................................  $ (754,720)
                                                   ==========
          Basic loss per share
              Loss available to stockholders.....  $ (754,720)       1,049,166        $ (0.72)
                                                   ==========        =========        ========

     Options to purchase 29,694 shares of common stock were not included in the computation of diluted EPS for the years ended December 31, 2002, 2001 and 2000 because the Company is in a loss position.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2002, 2001, and 2000



17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2002 and 2001, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

                                                                    2002
    (Dollars in thousands)                     ------------------------------------------------
                                                Fourth        Third       Second        First
                                                quarter      quarter      quarter      quarter
                                               ---------    --------     --------     --------
       Interest income                         $  1,131     $  1,157     $  1,169     $  1,175
       Interest expense                             201          208          232          265
                                               --------     --------     --------     --------
          Net interest income                       930          949          937          910

       Provisions for loan losses                    63           37           38           37
                                               ---------    --------     --------     --------

          Net interest after provisions
            for loan losses                         867          912          899          873

       Non-interest income                          492          760          544          531
       Non-interest expense                       1,482        1,487        1,508        1,618
                                               --------     --------     --------     --------
          Net (loss) income                    $   (123)    $    185     $    (65)    $   (214)
                                               ========     ========     ========     ========

                                                                    2001
                                               ------------------------------------------------
                                                Fourth        Third       Second        First
                                                quarter      quarter      quarter      quarter
                                               ---------    --------     --------     --------
       Interest income                         $  1,247     $  1,351     $  1,514     $  1,524
       Interest expense                             317          402          412          445
                                               --------     --------     --------     --------
          Net income                                930          949        1,102        1,079

       Provisions for loan losses                   275           30           20           10
                                               --------     --------     --------     --------

          Net interest after provisions
            for loan losses                         655          919        1,082        1,069

       Non-interest income                          630          576          652          585
       Non-interest expense                       1,769        1,768        1,779        1,722
                                               --------     --------     --------     --------
          Net loss                             $   (484)    $   (273)    $    (45)    $    (68)
                                               ========     ========     ========     ========