Form 10-Q
period 2003-03-31
UNITED BANCSHARES INC /PA
filed 2003-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

___  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  ______________  TO
     _____________

                             UNITED BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                             ----------------------
                             Commission File Number


                    Pennsylvania                          23-2802415
            -------------------------------            -----------------
            (State or other jurisdiction of            (I.R.S. Employer
             incorporation or organization)           Identification No.)


        300 North 3rd Street, Philadelphia, PA                 19106
        --------------------------------------             -------------
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No ____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b2 of the Act) Yes_____ No___X___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of Series A Preferred Stock. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of May 9, 2003
1,102,088 (including 191,667 Class B Non voting) shares were issued and outstanding.

     The Board of Directors of United Bancshares, Inc. authorized 500,000 shares of one series of the Series A Preferred Stock of which 143,150 shares were outstanding as of May 9, 2003.

                                    FORM 10-Q

                                      Index


                                     PART I

Item No.                                                                   Page
--------                                                                   ----

1.   Financial Statements...................................................  4

2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  8

3.   Quantitative and Qualitative Disclosures about Market Risk............. 22

4.   Controls and Procedures ............................................... 24


                                 PART II

1.   Legal Proceedings...................................................... 25

2.   Working Capital Restrictions on the Payment of Dividends............... 25

3.   Defaults upon Senior Securities........................................ 25

4    Submission of Matters to a Vote of Security Holders.................... 25

5.   Other Information...................................................... 26

6.   Exhibits and Reports on Form 8K........................................ 26

Item 1. Financial Statements


                            United Bancshares, Inc.
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                     March 31,        December 31,
                                                                       2003              2002
                                                                   -----------       -----------
Assets
Cash and due from banks                                              5,483,323         4,541,667
Interest bearing deposits with banks                                   867,542           865,421
Federal funds sold                                                  11,764,000        10,122,000
                                                                   -----------       -----------
Cash & cash equivalents                                             18,114,865        15,529,088

Investment securities:
     Held-to-maturity, at amortized cost,
       market value of $6,430,262 at
       March 31, 2003 and $7,442,870 at December 31, 2002            6,211,419         7,183,403

     Available-for-sale, at market value                            11,619,950        14,334,360

Loans, net of unearned discount                                     42,710,492        44,133,190
Less: allowance for loan losses                                       (730,544)         (674,550)
                                                                   -----------       -----------
Net loans                                                           41,979,948        43,458,640

Bank premises & equipment, net                                       2,607,979         2,612,608
Accrued interest receivable                                            555,671           555,006
Core deposit intangible                                              1,892,042         1,937,221
Prepaid expenses and other assets                                      616,447           433,793
                                                                   -----------       -----------
Total Assets                                                        83,598,321        86,044,119
                                                                   ===========       ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                               20,041,716        20,453,455
Demand deposits, interest bearing                                   11,768,771        12,837,464
Savings deposits                                                    20,298,842        20,494,208
Time deposits, $100,000 and over                                    10,622,047        10,882,722
Time deposits                                                       12,033,823        12,261,455
                                                                   -----------       -----------
                                                                    74,765,199        76,929,304

Accrued interest payable                                               103,419           156,219
Accrued expenses and other liabilities                                 429,198           458,455
                                                                   -----------       -----------
Total Liabilities                                                   75,297,817        77,543,978

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,               1,432             1,432
   500,000 shrs auth., 143,150 issued and outstanding
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,102,088 shares issued and outstanding at March 31, 2003            11,021            11,021
   and December 31, 2002
 Additional-paid-in-capital                                         14,749,453        14,749,454
 Accumulated deficit                                                (6,646,124)       (6,499,197)
 Net unrealized gain on available-for-sale securities                  184,722           237,432
                                                                   -----------       -----------
Total Shareholders' equity                                           8,300,504         8,500,141
                                                                   -----------       -----------
                                                                    83,598,320        86,044,119
                                                                   ===========       ===========

                             See Accompanying Note

                             United Bancshares, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   Three months    Three months
                                                      ended           ended
                                                    March 31,       March 31,
                                                      2003            2002
                                                   ----------      ----------
Interest Income:
     Interest and fees on loans                       723,716         737,682
     Interest on investment securities                258,979         389,361
     Interest on Federal Funds sold                    21,749          46,874
     Interest on time deposits with other banks         4,205           1,690
                                                   ----------      ----------
Total interest income                               1,008,649       1,175,607

Interest Expense:
     Interest on time deposits                        101,319         205,002
     Interest on demand deposits                       23,660          27,235
     Interest on savings deposits                      28,680          33,157
                                                   ----------      ----------
Total interest expense                                153,659         265,394

Net interest income                                   854,990         910,213

Provision for loan losses                              60,000          37,500
                                                   ----------      ----------
Net interest income less provision for
     loan losses                                      794,990         872,713
                                                   ----------      ----------
Noninterest income:
    Customer service fees                             437,642         487,986
    Realized gain (loss) on investments                     0          25,788
    Other income                                       24,528          17,511
                                                   ----------      ----------
Total noninterest income                              462,170         531,285

Non-interest expense
    Salaries, wages, and employee benefits            583,144         627,183
    Occupancy and equipment                           288,945         380,148
    Office operations and supplies                    112,444         103,965
    Marketing and public relations                     14,341          12,533
    Professional services                              51,945          58,158
    Data processing                                   156,959         166,710
    Deposit insurance assessments                       8,679           9,522
    Other noninterest expense                         187,629         259,994
                                                   ----------      ----------
Total non-interest expense                          1,404,086       1,618,213
                                                   ----------      ----------
     Net loss                                      ($ 146,927)    ($  214,215)
                                                   ==========      ==========

     Loss per share-basic                              ($0.13)         ($0.19)
     Loss per share-diluted                            ($0.13)         ($0.19)
                                                       ======          ======

Weighted average number of shares                   1,102,088       1,100,388
                                                   ==========      ==========

                             See Accompanying Note

                             United Bancshares, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months ended     Three Months ended
                                                                     March 31,             March 31,
                                                                       2003                   2002
                                                                    ----------             ----------
Cash flows from operating activities
Net loss                                                          ($   146,927)            (214,184)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Provision for loan losses                                           60,000               37,500
    Gain on sale of investments                                              0              (25,788)
    Depreciation and amortization                                      125,530              192,467
    Increase in accrued interest receivable and other assets          (183,319)            (185,512)
    Increase (decrease) in accrued interest
      payable and other liabilites                                     (82,057)              96,736
                                                                   -----------          -----------
Net cash used in operating activities                                 (226,773)             (98,781)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                   0           (2,655,113)
Proceeds from maturity & principal reductions of
  investments-Available-for-Sale                                     2,571,864            1,494,492
Proceeds from maturity & principal reductions of
  investments-Held-to-Maturity                                         965,045            1,387,261
Proceeds from sale of investments-Available-for-Sale                         0            1,091,063
Net (increase) decrease in loans                                     1,538,692            2,110,778
Purchase of premises and equipment                                     (98,946)             (41,102)
                                                                   -----------          -----------
Net cash provided by investing activities                            4,976,654            3,387,379

Cash flows from financing activities
Net increase (decrease) in deposits                                 (2,164,105)          (1,272,702)
                                                                   -----------          -----------
Net cash used in financing activities                               (2,164,105)          (1,272,702)

Increase in cash and cash equivalents                                2,585,777            2,015,895

Cash and cash equivalents at beginning of period                    15,529,088           13,781,978

Cash and cash equivalents at end of period                          18,114,865           15,797,873
                                                                   ===========          ===========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                               100,860              223,385
                                                                   ===========         ============
Write-down of cumulative effect of change in method
  of accounting for invesment securities                                  --                    --


                             See Accompanying Note

NOTES TO FINANCIAL STATEMENTS

1.   General

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2002 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and December 31, 2002 and the consolidated results of its operations for the three month period ended March 31, 2003 and 2002, and its consolidated stockholders' equity for the three month period ended March 31, 2003, and its consolidated cash flows for the three month period ended March 31, 2003 and 2002.

2.  Stock-based Compensation

At March 31, 2003, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in 000's)
                                                  2003            2002
                                                 ------          ------
Net income (in thousands)
    As reported                                    $147           $214
    Stock-based compensation
      costs determined under fair
      value method for all awards                  $--            $--
                                                   ----           ----
        Pro forma                                  $147           $147


Earnings per share (Basic)
        As reported                              ($0.13)        ($0.19)
        Pro forma                                ($0.13)        ($0.19)

Earnings per share (Diluted)
        As reported                              ($0.13)        ($0.19)
        Pro forma                                ($0.13)        ($0.19)

There were no options granted in 2003 and 2002.

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

Critical Accounting Policies

Allowance for Credit Losses

The Bank considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100% of the deferred tax asset has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carryforwards. If management determines that the Bank may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)

                                          Quarter ended        Quarter ended
                                          March 31, 2003       March 31, 2002
                                          --------------       --------------

Net interest income                            $  855             $  910
Provision for loan losses                          60                 37
Noninterest income                                462                531
Noninterest expense                             1,404              1,618
Net income (loss)                                (147)              (214)

Earnings per share-basic and diluted           ($0.13)            ($0.19)

Balance sheet totals:                     March 31, 2003      December 31, 2002
                                          --------------      -----------------
Total assets                                 $ 83,598              $86,044
Loans, net                                   $ 41,980              $43,459
Investment securities                        $ 17,831              $21,518
Deposits                                     $ 74,765              $76,929
Shareholders' equity                         $  8,300              $ 8,500

Ratios
Return on assets(1)                           (0.18)%              (0.25)%
Return on equity(1)                           (1.77)%              (2.55)%
Equity to assets ratio                         8.07%                7.45%

(1) Not annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $5.4 million, or 7.02%, during the quarter ending March 31, 2003. Average funding uses decreased $5.1 million, or 6.74%, for the same quarter.

Sources and Uses of Funds Trends

(Thousands of Dollars, except percentages)

                                  March 31, 2003                                                December 31, 2002
                                      Average        Increase (Decrease)                             Average
                                      Balance              Amount                  %                 Balance
                                      -------        -------------------        -------              -------

Funding uses:
     Loans                            $43,326            ($  305)                (0.70%)         $43,631
     Investment securities
        Held-to-maturity                6,876             (1,809)               (20.83)            8,685
        Available-for-sale             13,035                  7                  0.05            13,028
     Federal funds sold                 6,935             (2,961)               (29.92)            9,896
                                      -------            -------                ------           -------
         Total  uses                  $70,172            ($5,068)                                $75,240
                                                         =======                                 =======
Funding sources:
     Demand deposits
          Noninterest-bearing         $19,836            $    83                  0.42%          $19,753
          Interest-bearing             12,036               (846)                (6.57)           12,882
     Savings deposits                  20,330             (1,601)                (7.30)           21,931
     Time deposits                     19,503             (3,050)               (13.52)           22,553
                                      -------            -------                ------           -------
          Total sources               $71,705            ($5,414)                                $77,119
                                      =======            ========                                =======


Loans

Average loans declined approximately $305 thousand, or 0.70%, during the quarter ended March 31, 2003. This decrease is primarily a result of loan repayments in the commercial and mortgage loan portfolios. The Bank continues to experience repayments in its residential mortgage loan portfolio as consumers refinance existing loans or sell their homes to purchase new homes to take advantage of the historically low interest rate environment. However, the Bank is preparing to become a competitive player in the mortgage loan origination market to reduce the level of payoffs and to generate a new source of fee income. The mortgage program is expected to be fully operational by June 2003.

The Bank continues to cultivate relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy will be utilized as a low cost means to build the Bank's pool of earning assets while it enhances its own business development capacity. Most of these participations are secured by commercial real estate.

The Bank's loan-to-deposit ratio at March 31, 2003 was 56.15%, relatively unchanged from December 31, 2002. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional commercial loan participations and the origination of small business loans, mortgage loans and consumer loans including home equity, automobile, student and credit card loans.

Because of the purchase of loan participations, the Bank's loan portfolio is heavily concentrated in commercial real estate loans that now comprise $11.9 million, or 28.1%, of total loans. Conversely, the continued payoffs in the residential mortgage loan portfolio resulted in a reduction of this component of the portfolio from $13.5 million at December 31, 2002 to $12.2 million at March 31, 2003. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                  March 31,      December 31,
                                    2003            2002
                                  -------         -------
Commercial and industrial         $10,389         $10,855
Commercial real estate             11,982          11,898
Consumer loans                      8,160           7,820
Residential mortgages              12,179          13,560
                                  -------         -------
            Total Loans           $42,710         $44,133
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


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                             (Dollars in thousands)

Balance at January 1, 2003             $675

Charge-offs:
  Consumer loans                       (18)
     Total charge-offs                 (18)

Recoveries                              14
Net (charge-offs) recoveries            (4)
Additions charged to operations         60
                                      ----
Balance at March 31, 2003             $731
                                      ====

The allowance for loan losses as a percentage of total loans was 1.71% at March 31, 2003 compared to 1.53% at December 31, 2002. The economy has been in recession for the last two years and economic uncertainty continues. Because the impact on the borrowers may lag the current economic conditions, the Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk.

At March 31, 2003, the Bank's classified loans totaled $2.1 million, or 4.91% of total loans. Specific reserves of $658 thousand have been allocated to these loans. Approximately $357 thousand was allocated to one loan for which full collectibility is uncertain. (Refer to Nonperforming and Nonaccrual Loans below for further discussion on this loan.)

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of March 31, 2003.


Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2003, non-accrual loans were approximately $2 million compared to $651 thousand at December 31, 2002. The increase is primarily related to one borrower with loans totaling $1.3 million (discussed below) that were placed on non-accrual in January 2003. Approximately $951 thousand of the Bank's non-accrual loans were guaranteed by the Small Business Administration.

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

At March 31, 2003, approximately 17% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.

Investment Securities and other short-term investments

Investment securities, including Federal Funds Sold, decreased on average by $4.8 million, or 15.07%, during the quarter ended March 31, 2003. This decrease is due to the maturity and temporary removal of a $5 million certificate of deposit by a local municipality. The certificate of deposit matured in January 2003 and was re-deposited in March 2003--resulting in a decline in investable funds. Prior to this maturity, this certificate had continuously renewed for more than 8 years. Based on discussions with the depositor, management does not anticipate that the certificate will be removed again in the near future.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio is 5.45% at March 31, 2003 compared with 5.59% at December 31, 2002. The average duration of the portfolio is 2.6 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the level of callable government agency securities --23.11% of the total portfolio at March 31, 2003. Approximately $1.6 million in securities were called during the quarter. The average yield of called securities was 5.90%. Calls will likely continue as the interest rate environment remains at historically low levels. The result is more liquidity and a further reduction in yield on the portfolio.

In addition, the prepayment speed at which higher yielding mortgage-backed securities are paying has increased due to the low interest rate environment. The constant one year prepayment rate (CPR) at March 31, 2003 was 34 that translates into 34% of the mortgage pool repaying on an annual basis. This, too, results in more liquidity and a lower yield on the investment portfolio.

The Bank will continue to take steps to reduce the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future rising rate environments. The Bank has implemented a strategy to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. These securities have average current yields of 4.00% and estimated durations of 5 years with monthly cashflow.

Deposits

The Bank has a stable core deposit base representing 86% of total deposits. During the quarter ended March 31, 2003, average deposits decreased $5.4 million, or 7.02%. The average level of time deposits decreased approximately $3.1 million during the quarter as a result of the temporary removal of one $5 million deposit by a local municipality. This deposit was removed in January 2003 and re-deposited in March 2003. Based on management's discussions with this customer, the deposit is not expected to be removed in the near future. Significant deposit growth is not projected because of the Bank's mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). Therefore, aggressive deposit retention or new business development strategies have not been implemented.


Other Borrowed Funds

The Bank did not borrow funds during the quarter ended March 31, 2003. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.

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

The Bank's financial instrument commitments at March 31, 2003 are summarized below:

     Commitments to extend credit        $10,407,000
     Outstanding letter of credit        $    57,000

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB")regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of March 31, 2003, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $9 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At March 31, 2003, the Bank has total short-term liquidity, including cash and federal funds sold, of $18.1 million, or 21.7% of total assets. Additional liquidity of approximately $11.6 million is provided by the Bank's investment portfolio classified as available-for-sale.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a government agency that matures on May 30, 2003. While this is a short-term renewal, based on discussions with the customer, management does not anticipate the removal of this deposit in the near future.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 2003:

                                   (Thousands of dollars)
                                   ----------------------

3 months or less                           $6,009
Over 3 through 12 months                    3,666
Over 1 through three years                    947
Over three years                               --
                                               --
                                          -------
     Total                                $10,622
                                          =======

Capital Resources

Total shareholders' equity decreased approximately $200 thousand during the quarter ended March 31, 2003. The decrease in equity was primarily due to a net loss of $147 thousand during the quarter and a $53 thousand decrease in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of interest rate changes that reduced the value of the investment portfolio.

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

                                           Company          Company
                                          March 31,       December 31,
                                             2003             2002
                                             ----             ----
Total Capital                              $ 8,301           $ 8,263

Less: Intangible Asset/Net unrealized
      gains (losses) on available for
      sale portfolio                        (2,077)           (1,937)
                                           -------           -------
Tier 1 Capital                               6,224             6,326
                                           -------           -------
Tier 2 Capital                                 513               528
                                           -------           -------
    Total Qualifying Capital               $ 6,737           $ 6,854
                                           =======           =======

Risk Adjusted Total Assets (including
   off-Balance sheet exposures)            $40,820           $42,104
Tier 1 Risk-Based Capital Ratio              15.25%            15.02%
Tier 2 Risk-Based Capital Ratio              16.50%            16.28%
Leverage Ratio                               7.83%              7.46%

                                            Bank               Bank
                                          March 31,         December 31,
                                             2003              2002
                                           -------           -------
Total Capital                              $ 8,012           $ 7,974

Less: Intangible Asset/Net unrealized
  gains (losses) on available
  for sale portfolio                        (2,077)           (1,937)
                                           -------           -------
Tier 1 Capital                               5,935             6,037
                                           -------           -------
Tier 2 Capital                                 513               528
                                            -------          -------
    Total Qualifying Capital                $6,448           $ 6,565
                                            ======           =======

Risk Adjusted Total Assets (including
  off-Balance sheet exposures)             $40,820           $42,104
Tier 1 Risk-Based Capital Ratio              14.54%            14.34%
Tier 2 Risk-Based Capital Ratio              15.80%            15.59%
Leverage Ratio                                7.47%             7.12%

Results of Operations

Summary

The Bank had a net loss of approximately $147 thousand ($0.13 per common share) for the quarter ended March 31, 2003 compared to a net loss of $214 thousand ($0.19 per common share) for the quarter ended March 31, 2002. The financial results for the quarter ended March 31, 2003 were positively impacted by the continued implementation of the Bank's profit restoration plan which resulted in reductions in noninterest expenses of $214 thousand compared to the same quarter in 2002. Components of the plan included among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, elimination of director fees, and the reduction of other operating expenses.

In addition, revenue enhancement strategies were employed to generate expanded opportunities for fee income through the implementation of new products and services including the debit card and wealth management services. The marketing of consumer loan products including residential mortgages, home equity, automobile, student, and credit card loans, and the installation of additional high volume automated teller machines (ATMs) are also expected to contribute to increased revenues.

While expense reductions were achieved, a greater impact on profitability is expected to be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Increased loan volume will result in a higher net interest margin and therefore increased revenues. To this end, management is focused on the implementation of business development strategies to increase the level of loans outstanding. Business development officers have been hired and a residential mortgage origination infrastructure is being put into place.

In addition, to build momentum around business development and to generate interest and enthusiasm in the marketplace, management will embark on a re-branding campaign for the Bank. The campaign will focus on a re-introduction of the Bank and emphasize its commitment to the community. This campaign will include among other things, in-branch marketing of the Bank's products and services, direct mail advertising/solicitation, and the use of newspaper and television media . A major focus will be placed on mortgage loan origination and the Bank's new division, United Wealth Management Services, as a lead-in to cross-sell the Bank's other products and services.

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

Net interest income declined $55 thousand, or 6.07% for the quarter ending March 31, 2003 compared to the quarter ending March 31, 2002. Much of this decline was experienced in the investment portfolio. The average balance of investment securities declined from $24.5 million at March 31, 2002 to $19.8 million at March 31, 2003, while the average yield decreased from 6.00% to 5.45% for the same period. During 2002, approximately $10.8 million higher yielding agency securities were called. In the current historically low interest rate environment, these funds were placed in lower yielding mortgage-backed securities or Federal Funds Sold. Strategies continue to be implemented to shift low yielding earning assets to higher yielding loan participations and investment securities.

The Bank's cost of funds declined to .86% for the quarter ending March 31, 2003 compared to 1.21% for the same quarter in 2002. Consistent with current market conditions, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

The net interest margin of the Bank was 4.72% at March 31, 2003 compared to 5.10% at March 31, 2002. Management actively manages its exposure to interest rate changes. While the prime rate decreased 150 basis points in 2002, the Bank did not experience a similar decline in yield on its earning assets. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, 64% of the Bank's investment portfolio is fixed rate. These characteristics of the Bank's earning assets coupled with the Bank's significant level of core deposits resulted in less impact on the Bank's net interest margin during the declining rate environment.


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings for the quarter ending March 31, 2003 was $60 thousand compared to $37 thousand for the same quarter in 2002. The increase in provisions was necessary because of an increase in classified loans for which specific reserves were provided. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.) Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses.

During the current unstable economic environment, the Bank monitors its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of March 31, 2003.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended March 31, 2003 declined $69 thousand, or 13.01%, compared to the quarter ended March 31, 2002. During 2002, the Bank recognized a non-recurring gain of approximately $26,000 on the sale of investment securities which accounts for a portion of the decrease.

In addition, customer service fees declined $50 thousand, or 10.32%, for the quarter ended March 31, 2003 compared to 2002, primarily because of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. More customers are avoiding service charges by keeping appropriate minimum balances. In addition, some ATMs have experienced a drop in volume as competitors place machines in close proximity to existing high volume ATMs of the Bank. Management continues the process of identifying potentially high volume locations to place machines.

Noninterest Expense

Salaries and benefits decreased $44 thousand, or 7.02%, during the quarter ended March 31, 2003 compared to 2002. In April 2002, as part of its Profit Restoration Plan, the Bank made strategic reductions in staff, job consolidations, and reduced salaries for certain employees to lower the level of personnel expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, installment and student loan portfolios. Data processing expenses decreased approximately $10,000, or 5.85%, during the quarter ended March 31, 2003 compared to 2002.

In November 2002, the Bank converted its core data processing to a new vendor, FISERV, to achieve cost savings and create other efficiencies to allow for further reductions in personnel expense. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers.

Occupancy expense decreased approximately $91 thousand, or 23.99%, during the quarter ended March 31, 2003 compared to 2002. The decrease is primarily attributable to the closure/consolidation of the Bank's 714 Market Street branch in January 2002 as well as sale of the Bank's former Frankford branch in June 2002. In addition, many of the fixed assets initially acquired in 1992 when the Bank first opened for business were fully depreciated in 2002 (10 year life). This results in a reduction in monthly depreciation expense.

Professional services expense decreased approximately $6 thousand, or 10.68%, for the quarter ended March 31, 2003 compared to 2002. This decrease is primarily related to the final resolution of outstanding legal matters with W.T. Development and Monument Financial during 2002. Management continues to seek methods to further reduce this cost.

Office operations and supplies expense increased $8 thousand, or 8.16%, During 2003, there was heightened security due to the terrorist alerts. This required the addition of more security guards at the Bank's branches and at headquarters. However, in conjunction with the Bank's earnings enhancement / profit restoration plan, management continues to tightly control all other operating expenses.

Federal deposit insurance premiums decreased by $1 thousand, or 8.86%, for the quarter ended March 31, 2003 compared to 2002. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2003, is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

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

As of December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80%, below the 7% minimum capital ratio required by the Agreement. However, at December 31, 2002, the tier one leverage ratio had improved to 7.12% as a result of the smaller average asset size of the Bank. At March 31, 2003, this ratio (currently 7.47%) continues to be above the required minimum due to the lower average asset size. Management continues to review and revise its capital plan to address the development of new equity -- internal (retained earnings) and external (private limited sales of stock).

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure and certain transition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". The new disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. (See Note 2)

The Bank adopted FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Bank has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Bank to make payments if the customer fails to perform certain non-financial contractual obligation. The Bank previously did not record a liability when guaranteeing obligations unless it became probable that the Bank would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Bank issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $57 thousand and they expire in November 2003. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The balance of one outstanding letter of credit totaling $32 thousand has been fully reserved due to inadequate collateral of the borrower.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46),
"Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on entities held by the Company prior to the issuance of FIN 46 and its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on the consolidated financial position or results of operations.


Cautionary Notice Regarding Forward Looking Statements

Certain of the matters discussed in this document including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the U.S. Government's response to those events) or the U.S. Government becoming involved in a conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS' success in managing the risks involved in the foregoing.

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

At March 31, 2003, an asset sensitive position is maintained on a cumulative basis through 1 year of 4.73% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at March 31, 2003 are as follows:

                               Market value           Market value of equity
    Changes in rate             of equity             as a % of MV of Assets
   ------------------        ----------------        -----------------------
                           (Dollars in thousands)

   +400 basis points              $ 2,731                     3.58%
   +300 basis points                4,753                     6.03
   +200 basis points                6,225                     7.71
   +100 basis points                7,753                     9.36
   Flat rate                        8,357                     9.84
   -100 basis points               11,012                    12.63
   -200 basis points               12,583                    14.10
   -300 basis points               13,535                    14.92
   -400 basis points               14,350                    15.59

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


The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at March 31, 2003. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Item 4 Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda M. Hudson-Nelson, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

The Federal Deposit Insurance act generally prohibits all payments of dividends by a bank, which is in default of any assessment to the Federal Deposit Insurance Corporation.



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

         None


Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Certification Pursuant to Commission Release No. 33-8124, 34-46427

Exhibit 99.4 Certification Pursuant to No, 33-8124, 34-46427

No form 8-K report was filed during the period.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED BANCSHARES, INC.





Date: May 15, 2003                           /s/ Evelyn Smalls
                                             -------------------------------
                                                Evelyn Smalls
                                                President & CEO


                                            /s/ Brenda Hudson-Nelson
                                            -------------------------------
                                                Brenda Hudson-Nelson
                                                EVP/Chief Financial Officer