Form 10-Q
period 2003-06-30
UNITED BANCSHARES INC /PA
filed 2003-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

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

Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of Series A Preferred Stock. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of August 8, 2003 1,067,082 (including 191,667 Class B Non voting) shares were issued and outstanding and 33,500 shares were held as Treasury Stock.

     The Board of Directors of United Bancshares, Inc. authorized 500,000 shares of one series of the Series A Preferred Stock of which 143,150 shares were outstanding and 6,308 shares were held as Treasury Stock as of August 8, 2003.

                                    FORM 10-Q

                                      Index

Item No.                                                                  Page
--------                                                                  ----
                                     PART I

  1.   Financial Statements................................................ 4

  2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  8

  3.   Quantitative and Qualitative Disclosures about Market Risk......... 23

  4.   Controls and Procedures ........................................... 25


                                    PART II

  1.   Legal Proceedings.................................................. 26

  2.   Restrictions on the Payment of Dividends........................... 26

  3.   Defaults upon Senior Securities.................................... 26

  4    Submission of Matters to a Vote of Security Holders................ 27

  5.   Other Information.................................................. 27

  6.   Exhibits and Reports on Form 8K.................................... 27

Item 1. Financial Statements


                           Consolidated Balance Sheets
                                   (unaudited)

                                                                   June 30,         December 31,
                                                                     2003              2002
                                                                  ----------        ----------
Assets
Cash and due from banks                                            4,609,423         4,541,667
Interest bearing deposits with banks                                 869,799           865,421
Federal funds sold                                                 9,649,000        10,122,000
                                                                  ----------        ----------
Cash & cash equivalents                                           15,128,222        15,529,088

Investment securities:
     Held-to-maturity, at amortized cost,
        market value of $6,414,699 at June 30, 2003
        and $7,442,870 at December 31, 2002                        6,230,601         7,183,403
     Available-for-sale, at market value                          10,121,291        14,334,360

Loans, net of unearned discount                                   47,880,510        44,133,190
Less: allowance for loan losses                                     (684,309)         (674,550)
                                                                  ----------        ----------
Net loans                                                         47,196,201        43,458,640

Bank premises & equipment, net                                     2,583,710         2,612,608
Accrued interest receivable                                          490,858           555,006
Core deposit intangible                                            1,827,474         1,937,221
Prepaid expenses and other assets                                    573,529           433,793
                                                                  ----------        ----------
Total Assets                                                      84,151,886        86,044,119
                                                                  ==========        ==========

Liabilities & Shareholders' Equity

Demand deposits, non-interest bearing                             20,371,635        20,453,455
Demand deposits, interest bearing                                 11,616,233        12,837,464
Savings deposits                                                  20,522,006        20,494,208
Time deposits, $100,000 and over                                  11,335,598        10,882,722
Time deposits                                                     11,686,072        12,261,455
                                                                  ----------        ----------
Total Deposits                                                    75,531,545        76,929,304

Obligations under capital leases                                           0                 0
Accrued interest payable                                              84,683           156,219
Accrued expenses and other liabilities                               473,900           458,455
                                                                  ----------        ----------
Total Liabilities                                                 76,090,127        77,543,978

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,
   500,000 shrs auth., 143,150 issued and outstanding                  1,432             1,432
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,068,588 shares issued and outstanding at June 30, 2003
   and 1,102,088 at December 31, 2002, respectively                   10,686            11,021
Treasury Stock, 33,500 shares at June 30, 2003
  and 6,308 shares preferred stock, series A                               0                 0
  Additional-paid-in-capital                                      14,749,789        14,749,454
  Accumulated deficit                                             (6,879,058)       (6,499,197)
  Net unrealized gain on available-for-sale securities               178,909           237,432
                                                                  ----------        ----------
Total Shareholders' equity                                         8,061,758         8,500,141
                                                                  ----------        ----------
                                                                  84,151,886        86,044,119
                                                                 ===========       ===========


                             See Accompanying Notes

                             Statements of Operations
                                   (unaudited)

                                                    Quarter ended     Quarter ended    Six months ended    Six months ended
                                                      June 30,          June 30,           June 30,           June 30,
                                                        2003              2002               2003              2002
                                                     -----------       -----------       -----------        -----------
Interest Income:
     Interest and fees on loans                          732,451           727,947         1,456,167         1,465,629
     Interest on investment securities                   206,851           389,423           465,830           778,784
     Interest on Federal Funds sold                       43,579            50,717            65,328            97,591
     Interest on time deposits with other banks            6,750             1,477            10,955             3,167
                                                     -----------       -----------       -----------       -----------
Total interest income                                    989,631         1,169,564         1,998,280         2,345,171

Interest Expense:
     Interest on time deposits                           101,701           171,835           203,020           376,837
     Interest on demand deposits                          22,598            27,792            46,258            55,027
     Interest on savings deposits                         24,652            32,768            53,332            65,925
                                                     -----------       -----------       -----------       -----------
Total interest expense                                   148,950           232,395           302,610           497,789

Net interest income                                      840,680           937,169         1,695,670         1,847,382

Provision for loan losses                                 60,000            37,500           120,000            75,000
                                                     -----------       -----------       -----------       -----------
Net interest income less provision for
     loan losses                                         780,680           899,669         1,575,670         1,772,382
                                                     -----------       -----------       -----------       -----------
Noninterest income:
    Customer service fees                                393,827           485,648           831,469           973,634
    Realized gain (loss) on investments                        0                 0                 0            25,789
    Other income                                          15,874            58,881            40,402            76,391
                                                     -----------       -----------       -----------       -----------
Total noninterest income                                 409,701           544,529           871,871         1,075,814

Non-interest expense
    Salaries, wages, and employee benefits               544,135           615,639         1,127,279         1,242,822
    Occupancy and equipment                              318,558           322,997           607,503           703,145
    Office operations and supplies                       111,873           111,282           224,317           215,247
    Marketing and public relations                        29,377            14,331            43,718            26,864
    Professional services                                 51,590            54,458           103,534           112,616
    Data processing                                      159,627           139,878           316,586           306,588
    Deposit insurance assessments                          8,504             9,072            17,183            18,594
    Other noninterest expense                            199,655           241,911           387,282           501,905
                                                     -----------       -----------       -----------       -----------
Total non-interest expense                             1,423,319         1,509,568         2,827,404         3,127,781
                                                     -----------       -----------       -----------       -----------
     Net income (loss)                               ($  232,937)      ($   65,370)      ($  379,861)      ($  279,585)
                                                     ===========       ===========       ===========       ===========

     Loss per share-basic                                 ($0.21)           ($0.06)           ($0.34)           ($0.25)
     Loss per share-diluted                               ($0.21)           ($0.06)           ($0.34)           ($0.25)
                                                     -----------       -----------       -----------       -----------
Weighted average number of shares                      1,101,628         1,099,497         1,101,628         1,099,497
                                                     ===========       ===========       ===========       ===========


                             See Accompanying Notes

                             Statement of Cash Flows
                                   (unaudited)

                                                                                    Six Months Ended    Six Months Ended
                                                                                       June 2003           June 2002
                                                                                     ------------        ------------
Cash flows from operating activities

Net loss                                                                             ($   379,861)      ($   279,584)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Provision for loan losses                                                           120,000             75,000
      Gain on sale of fixed assets                                                              0            (39,753)
      Depreciation and amortization                                                       326,751            366,474
      Decrease (increase) in accrued interest receivable and other assets                 (55,933)            47,028
      Increase (decrease) in accrued interest payable and other liabilities               (56,091)            39,969
                                                                                     ------------       ------------
Net cash used in operating activities                                                     (45,135)           209,134

Cash flows from investing activities

Purchase of investments-Available-for-Sale                                             (1,500,647)        (7,791,039)
Purchase of investments-Held-to Maturity                                               (1,500,000)          (500,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale         5,679,631          5,782,223
Proceeds from maturity & principal reductions of investments-Held-to-Maturity           2,458,281          1,890,674
Proceeds from sale of investments-Available-for-Sale                                            0          1,091,063
Net (increase) decrease in loans                                                       (3,857,561)         1,395,402
Purchase of premises and equipment                                                       (237,674)          (121,304)
Sale of premises and equipment                                                                  0            110,000
                                                                                     ------------       ------------
Net cash provided by investing activities                                               1,042,029          1,857,018

Cash flows from financing activities
Net increase (decrease) in deposits                                                    (1,397,760)          (929,536)
                                                                                     ------------       ------------
Net cash used in financing activities                                                  (1,397,760)          (929,536)

Increase in cash and cash equivalents                                                    (400,866)         1,136,616

Cash and cash equivalents at beginning of period                                       15,529,088         13,781,978

Cash and cash equivalents at end of period                                             15,128,222         14,918,594
                                                                                     ============       ============

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                  231,074            397,414
                                                                                     ============       ============

                             See Accompanying Notes

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2003 and December 31, 2002 and the consolidated results of its operations for the six month period ended June 30, 2003 and 2002, and its consolidated stockholders' equity for the six month period ended June 30, 2003, and its consolidated cash flows for the six month period ended June 30, 2003 and 2002.

2.  Stock-based Compensation

At June 30, 2003, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


(in 000's)
                                                                June 30, 2003    December 31, 2002
                                                                -------------    -----------------
Net income (in thousands)  As reported                             ($ 380)           $( 217)
                             Stock-based compensation
                             costs determined under fair
                             value method for all awards            $  --            $   --
                                                                   -------           ------
                                    Pro forma                      ($ 380)           ($ 217)

Earnings per share (Basic)          As reported                    ($0.31)           ($0.20)
                                    Pro forma                      ($0.34)           ($0.20)

Earnings per share (Diluted)        As reported                    ($0.34)           ($0.20)
                                    Pro forma                      ($0.34)           ($0.20)


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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)

                                               Quarter ended     Quarter ended
                                               June 30, 2003     June 30, 2002
                                               -------------     -------------

Net interest income                                 $  841           $  937
Provision for loan losses                               60               37
Noninterest income                                     410              545
Noninterest expense                                  1,423            1,510
Net income (loss)                                     (233)             (65)

Earnings (loss) per share-basic and diluted         ($0.21)          ($0.06)

                                         June 30, 2003     December 31, 2002
                                         -------------     -----------------
Balance sheet totals:
Total assets                               $ 84,152              $86,044
Loans, net                                 $ 47,196              $43,459
Investment securities                      $ 16,352              $21,518
Deposits                                   $ 75,532              $76,929
Shareholders' equity                       $  8,062              $ 8,500

Ratios
Return on assets(1)                         (0.46)%              (0.25)%
Return on equity(1)                         (4.50)%              (2.55)%
Equity to assets ratio                       7.69%                7.45%

----------
(1) Not annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $4.0 million, or 5.57%, during the quarter ending June 30, 2003. Average funding uses decreased $3.6 million, or 5.08%, for the same quarter.

Sources and Uses of Funds Trends



                                   June 30, 2003                                              March 31, 2003
                                   -------------                                              --------------
(Thousands of Dollars,                Average        Increase (Decrease)                         Average
except percentages)                   -------        -------------------                         -------
                                      Balance              Amount                 %              Balance
                                      -------              ------               ------           -------
Funding uses:
     Loans                           $ 42,625             ($  701)              (1.62%)          $ 43,326
     Investment securities
        Held-to-maturity                6,167                (709)              (10.31)             6,876
        Available-for-sale             10,719              (2,316)              (17.77)            13,035
     Federal funds sold                14,226               7,291               105.13              6,935
                                     --------              ------                                --------
         Total  uses                 $ 73,737             ($3,565)                               $ 70,172
                                     ========             =======                                ========
Funding sources:
     Demand deposits
          Noninterest-bearing        $ 19,928              $   92                 0.46%          $ 19,836
          Interest-bearing             11,969                 (67)               (0.56)            12,036
     Savings deposits                  20,706                 376                 1.85             20,330
     Time deposits                     23,099               3,596                18.44             19,503
                                     --------              ------                                --------
          Total sources              $ 75,702              $3,997                                $ 71,705
                                     ========              ======                                ========

Loans

Average loans declined approximately $701 thousand, or 1.62%, during the quarter ended June 30, 2003. The Bank continues to experience repayments in its residential mortgage loan portfolio as consumers refinance existing loans or sell their homes to purchase new homes to take advantage of the historically low interest rate environment. In June 2003, the Bank purchased approximately $4.8 million five year hybrid adjustable rate residential mortgage loans to supplement the declining portfolio. In addition, during the quarter, the Bank equipped itself to become a competitive player in the mortgage loan origination market to reduce the level of payoffs and to generate a new source of fee income.

The Bank continues to cultivate relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy will be utilized as a low cost means to build the Bank's pool of earning assets while it enhances its own business development capacity. During the quarter ended June 30, 2003, the Bank booked $1.5 million in new loan participations. Most of these participations are secured by commercial real estate.

The Bank's loan-to-deposit ratio at June 30, 2003 was 63.39%, compared to 56.15% at March 31, 2003. The increase during the quarter is due to the purchase of residential mortgage loans and commercial loan participations. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional commercial loan participations and the origination of small business loans, mortgage loans and consumer loans including home equity, automobile, student and credit card loans.

Because of the purchase of loan participations, the Bank's loan portfolio is heavily concentrated in commercial real estate loans that now comprise $12.5 million, or 26.15%, of total loans. The purchase of $4.8 million residential mortgage loans in June 2003 resulted in an increase in this component of the portfolio from $13.6 million at December 31, 2002 to $16.6 million, or 34.68% of the portfolio, at June 30, 2003. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                     June 30,         December 31,
                                       2003              2002
                                     --------           -------
Commercial and industrial             $10,389           $10,855
Commercial real estate                 12,537            11,898
Consumer loans                          8,387             7,820
Residential mortgages                  16,629            13,560
                                     --------           -------
            Total Loans               $47,942           $44,133
                                     ========           =======

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


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                Balance at January 1, 2003           $ 675
                                                     -----
                Charge-offs:
                        Commercial loans               (89)
                        Consumer loans                 (47)
                     Total charge-offs                (136)
                                                     =====
                Recoveries                              25
                Net (charge-offs) recoveries          (111)
                Additions charged to operations        120
                                                     -----
                Balance at June 30, 2003               684
                                                     =====

The allowance for loan losses as a percentage of total loans was 1.42% at June 30, 2003 compared to 1.71% at March 31, 2003. The decline in this ratio is due to the addition of $4.8 million residential mortgage loans in June 2003 for which required reserves were minimal because of the strong collateral position associated with these loans. In addition, during the quarter ended June 30, 2003, the Bank charged off $89 thousand commercial loans for which collectability was unlikely.

The economy has been in recession for the last two years. Although, some sectors of the economy now seem poised for growth, economic uncertainty continues. Because the impact on the borrowers may lag the current economic conditions, the Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk.

At June 30, 2003, the Bank's classified loans totaled $1.9 million, or 3.99% of total loans. Specific reserves of $601 thousand have been allocated to these loans. Approximately $357 thousand was allocated to one loan for which full collectibility is uncertain. (Refer to Nonperforming and Nonaccrual Loans below for further discussion on this loan.)

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of June 30, 2003.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 2003, non-accrual loans were approximately $1.7 million compared to $2 million at March 31, 2003. A significant amount of the non-accrual loans primarily relate to one borrower with loans totaling $1.3 million (discussed below) that were placed on non-accrual in January 2003. Approximately $797 thousand of the Bank's non-accrual loans are guaranteed by the Small Business Administration.

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

At June 30, 2003, approximately 15% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.

Investment Securities and other short-term investments

Investment securities, including Federal Funds Sold, increased on average by $4.3 million, or 15.89%, during the quarter ended June 30, 2003. This increase is due to the replacement of a $5 million certificate of deposit by a local municipality. The certificate of deposit matured in January 2003 and was re-deposited in March 2003--resulting in a decline in investable funds during the quarter ending March 31, 2003. Prior to this maturity, this certificate had continuously renewed for more than 8 years. Based on discussions with the depositor, management does not anticipate that the certificate will be removed again in the near future.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio is 4.99% at June 30, 2003 compared with 5.45% at March 31, 2003. The average duration of the portfolio is 2.6 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the level of fixed rate mortgage backed securities that comprised 45.9% of the total portfolio at June 30, 2003. Because customers are more likely to refinance in a low interest rate environment, the prepayment speed increases on this component of the portfolio. The constant one year prepayment rate (CPR) at June 30, 2003 was
42.79 that translates into 43% of the mortgage pool repaying on an annual basis. This results in more liquidity and a lower yield on the investment portfolio.

In addition, approximately $2 million in other securities were called during the quarter. The result is more liquidity and a further reduction in yield on the portfolio. The average yield of called securities was 6%. As a result of calls over the last two years, callable agencies now comprise only 14.3% of the investment portfolio.

The Bank will continue to take steps to reduce the impact of the high level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future rising rate environments. The Bank has implemented a strategy to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. These securities have average current yields of at least 4.00% and estimated durations of 5 years with monthly cashflow.

Deposits

The Bank has a stable core deposit base representing 82% of total deposits. During the quarter ended June 30, 2003, average deposits increased $4 million, or 5.57%. The average level of time deposits increased approximately $3.6 million during the quarter as a result of the replacement of one $5 million deposit by a local municipality. This deposit was removed in January 2003 and re-deposited in March 2003. Based on management's discussions with this customer, the deposit is not expected to be removed in the near future. Significant deposit growth is not projected because of the Bank's mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). Therefore, aggressive deposit retention or new business development strategies have not been implemented.

Other Borrowed Funds

The Bank did not borrow funds during the quarter ended June 30, 2003. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.

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

The Bank's financial instrument commitments at June 30, 2003 are summarized below:

       Commitments to extend credit             $9,489,000
       Outstanding letter of credit             $   57,000

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB")regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of June 30, 2003, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $9 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At June 30, 2003, the Bank has total short-term liquidity, including cash and federal funds sold, of $14 million, or 16.7% of total assets. Additional liquidity of approximately $10.1 million is provided by the Bank's investment portfolio classified as available-for-sale.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits. The Bank has one $5 million deposit with a government agency that matures in December 2003. While this is a short-term renewal, based on discussions with the customer, management does not anticipate the removal of this deposit in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 2003:

                                              (Thousands of dollars)

         3 months or less                            $ 2,655
         Over 3 through 12 months                      7,232
         Over 1 through three years                    1,449
         Over three years                                 --
                                                     -------
              Total                                  $11,336
                                                     =======

Capital Resources

Total shareholders' equity decreased approximately $438 thousand during the quarter ended June 30, 2003. The decrease in equity was primarily due to a net loss of $379 thousand during the quarter and a $59 thousand decrease in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of interest rate changes that reduced the value of the investment portfolio.

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

As indicated in the table below, the Company's and the Bank's risk-based capital ratios are above the minimum requirements. (Refer to Regulatory Matters below for Written Agreement requirements). Management continues the objective of increasing capital by offering additional stock (preferred and common) for sale to knowledgeable investors on a limited offering basis. However, the focus continues to be on increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                            Company           Company
                                            June 30,        December 31,
                                              2003             2002
                                              ----             ----
Total Capital                               $ 8,062          $ 8,263

Less: Intangible Asset/Net unrealized
  gains (losses) on available for sale
  portfolio                                  (2,026)          (1,937)
                                             ------           ------
Tier 1 Capital                                6,036            6,326
                                             ------           ------
Tier 2 Capital                                  538              528
                                             ------           ------
    Total Qualifying Capital                 $6,574           $6,854
                                             ======           ======

Risk Adjusted Total Assets
  (including off-Balance sheet exposures)   $42,918          $42,104
Tier 1 Risk-Based Capital Ratio              14.06%           15.02%
Tier 2 Risk-Based Capital Ratio              15.32%           16.28%
Leverage Ratio                                7.36%            7.46%

                                              Bank             Bank
                                            June 30,        December 31,
                                              2003             2002
                                            -------          -------
Total Capital                               $ 7,773          $ 7,974

Less: Intangible Asset/Net unrealized
  gains (losses) on available for sale
  portfolio                                  (2,026)          (1,937)
                                            -------          -------
Tier 1 Capital                               5,747             6,037
                                            -------          -------
Tier 2 Capital                                  538              528
                                            -------          -------
    Total Qualifying Capital                $ 6,285          $ 6,565
                                            =======          =======

Risk Adjusted Total Assets
  (including off-Balance sheet exposures)   $42,918          $42,104

Tier 1 Risk-Based Capital Ratio              13.39%           14.34%
Tier 2 Risk-Based Capital Ratio              14.64%           15.59%
Leverage Ratio                                7.01%            7.12%


Results of Operations

Summary

The Bank had a net loss of approximately $234 thousand ($0.21 per common share) for the quarter ended June 30, 2003 compared to a net loss of $66 thousand ($0.06 per common share) for the quarter ended June 30, 2002. The financial results for the quarter ended June 30, 2003 were negatively impacted by the continued low interest rate environment and competitive market pressures causing the net interest margin and noninterest income to decline.

Revenue enhancement strategies have been implemented to generate expanded opportunities for fee income through the marketing of consumer loan products including residential mortgages, home equity, automobile, student, and credit card loans, and the installation of additional high volume automated teller machines (ATMs). However, A greater impact on profitability is expected to be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Increased loan volume will result in a higher net interest margin and therefore increased revenues. To this end, management is focused on the implementation of business development strategies to increase the level of loans outstanding. Business development officers have been hired and a residential mortgage origination infrastructure has been put into place. In June 2003, the Bank purchased $4.8 million residential mortgage loans to increase the net interest income until the Bank's originations increase in volume.

In addition, to build momentum around business development and to generate interest and enthusiasm in the marketplace, management embarked on a re-branding campaign for the Bank. The campaign focuses on a re-introduction of the Bank and emphasizes its commitment to the community. This campaign includes among other things, in-branch marketing of the Bank's products and services, direct mail advertising/solicitation, and the use of newspaper and television media . A major emphasis has been placed on mortgage loan origination and the Bank's new division, United Wealth Management Services, as a lead-in to cross-sell the Bank's other products and services.

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

Net interest income declined $96 thousand, or 10.30% for the quarter ending June 30, 2003 compared to the quarter ending June 30, 2002. Much of this decline was experienced in the investment portfolio. The average balance of investment securities declined from $25.3 million at June 30, 2002 to $16.9 million at June 30, 2003, while the average yield decreased from 6.06% to 4.99% for the same period. During 2002, approximately $10.8 million higher yielding agency securities were called. In the current historically low interest rate environment, these funds were placed in lower yielding mortgage-backed securities or Federal Funds Sold. Strategies continue to be implemented to shift low yielding earning assets to higher yielding loan participations and investment securities.

The Bank's cost of funds declined to .71% for the quarter ending June 30, 2003 compared to .75% for the same quarter in 2002. Consistent with current market conditions, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

The net interest margin of the Bank was 4.51% at June 30, 2003 compared to 4.97% at June 30, 2002. Management actively manages its exposure to interest rate changes. While the prime rate decreased 200 basis points over the last year, the Bank did not experience a similar decline in yield on its earning assets. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, 60% of the Bank's investment portfolio is fixed rate. These characteristics of the Bank's earning assets coupled with the Bank's significant level of core deposits resulted in less impact on the Bank's net interest margin during the declining rate environment.

Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings for the quarter ending June 30, 2003 was $60 thousand compared to $37 thousand for the same quarter in 2002. This increase in the provision was necessary because of an increase in classified loans for which specific reserves were provided. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.) Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses.

During the current unstable economic environment, the Bank monitors its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of June 30, 2003.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended June 30, 2003 declined $135 thousand, or 24.76%, compared to the quarter ended June 30, 2002. During 2002, the Bank recognized a non-recurring gain of approximately $40 thousand on the sale of its Frankford branch office, which accounts for a portion of the decrease.

A large component of noninterest income, customer service fees, declined $92 thousand, or 18.91%, for the quarter ended June 30, 2003 compared to 2002. The decline was primarily because of a reduction in activity fees and dormancy fees on deposit accounts. More customers are avoiding service charges by keeping appropriate minimum balances. In addition, to avoid he necessity to escheat the balances of inactive customer accounts, the Bank made an extensive effort to contact these customers to re-activate their accounts. This resulted in a reduction in activity/dormant account service charges.

In addition, surcharge income on ATM's has declined. Some of the Bank's ATMs have experienced a drop in volume as competitors place machines in close proximity to existing high volume ATMs of the Bank. Management continues the process of identifying potentially high volume locations to place machines.

Noninterest Expense

Salaries and benefits decreased $71 thousand, or 11.61%, during the quarter ended June 30, 2003 compared to 2002. In April 2002, as part of its Profit Restoration Plan, the Bank made strategic reductions in staff, job consolidations, and reduced salaries for certain employees to lower the level of personnel expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

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

Data processing expenses increased approximately $20 thousand, or 14.12%, during the quarter ended June 30, 2003 compared to 2002. This increase is related to increased service activities provided by the Bank's new core data processor, FISERV. These services including statement rendering and research (imaging), were previously performed in-house. In November 2002, the Bank converted its core data processing to FISERV to achieve cost savings and create efficiencies to allow for further reductions in personnel expense. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers, in-house loan servicing options and the re-negotiation of existing contracts with servicers.

Occupancy expense decreased approximately $4 thousand, or 1.37%, during the quarter ended June 30, 2003 compared to 2002. The decrease is primarily attributable to the sale of the Bank's former Frankford branch in June 2002. In addition, many of the fixed assets initially acquired in 1992 when the Bank first opened for business were fully depreciated in 2002 (10 year life). This results in a reduction in monthly depreciation expense.

Professional services expense decreased approximately $3 thousand, or 5.27%, for the quarter ended June 30, 2003 compared to 2002. This decrease is primarily related to the final resolution of outstanding legal matters with W.T. Development and Monument Financial during 2002. Management continues to seek methods to further reduce this cost.

Office operations and supplies expense remained relatively unchanged for the quarter ended June 30, 2003 compared to 2002. In conjunction with the Bank's earnings enhancement/profit restoration plan, management continues to tightly control all operating expenses.

Federal deposit insurance premiums decreased by $1 thousand, or 6.26%, for the quarter ended June 30, 2003 compared to 2002. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2003, is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

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

As of December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80%, below the 7% minimum capital ratio required by the Agreement. However, at December 31, 2002, the tier one leverage ratio had improved to 7.12% as a result of the smaller average asset size of the Bank. At June 30, 2003, this ratio (currently 7.01%) continues to be above the required minimum due to the lower average asset size. Management continues to review and revise its capital plan to address the development of new equity--internal (retained earnings) and external (private limited sales of investment securities).

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard 149 (SFAS No.
149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

The Company adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At June 30, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $57,000, none of which were originated in the first six months of this year. The Company's commitments under standby letters of credit expire at various dates through June 2004. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on its consolidated financial position and results of operations.

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

At June 30, 2003, an asset sensitive position is maintained on a cumulative basis through 1 year of 3.61% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of callable agency securities which are subject to be called in the current declining rate environment. This position is somewhat mitigated by the high concentration of fixed rate mortgage loans the Bank has in its loan portfolio and the significant level of core deposits which have been placed in longer repricing intervals. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at June 30, 2003 are as follows:

                                 Market value           Market value of equity
     Changes in rate              of equity             as a % of MV of Assets
   -------------------           ------------           ----------------------
                            (Dollars in thousands)

   +400 basis points                 1,553                      2.05%
   +300 basis points                 3,131                      4.02
   +200 basis points                 4,405                      5.53
   +100 basis points                 5,768                      7.07

   Flat rate                         7,166                      8.58
   -100 basis points                 8,624                     10.08
   -200 basis points                 9,958                     11.38
   -300 basis points                10,850                     12.20
   -400 basis points                11,883                     13.13

The market value of equity may be impacted by the composition of the Bank's assets and liabilities. A shift in the level of variable versus fixed rate assets will create swings in the market value of equity. The Bank's market value of equity declines in a rising rate environment because of the high level of fixed rate loans the it has in its portfolio.

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


The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at June 30, 2003. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Item 4   Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda M. Hudson-Nelson, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None



Item 5.  Other Information.

         None


Item 6  Exhibits and Reports on Form 8-K

a)   Exhibits.

Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 is the Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 is the Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



b) Reports on Form 8-K

No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED BANCSHARES, INC.





Date: August 14, 2003                        /s/ Evelyn Smalls
                                             -------------------------------
                                                 Evelyn F. Smalls
                                                 President & CEO


                                            /s/ Brenda Hudson-Nelson
                                            -------------------------------
                                                Brenda M. Hudson-Nelson
                                                EVP/Chief Financial Officer