Form 10-Q
period 2003-09-30
UNITED BANCSHARES INC /PA
filed 2003-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                   FORM 10-Q
                                 --------------
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

___  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  ______________  TO
     _____________

                             UNITED BANCSHARES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

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

                                 (215) 351-4600
                                ----------------
              (Registrant's telephone number, including area code)

                                       N/A
                                ----------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Registrant has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of Series A Preferred Stock. The Board of Directors designated a subclass of the common stock, designated Class B Common Stock, by filing of Articles of Amendment on September 30, 1998. This Class of stock has all of the rights and privileges of Common Stock with the exception of voting. Of the 2,000,000 shares of Common Stock authorized, 250,000 have been designated Class B Common Stock. As of November 3, 2003 1,067,082(including191,667 Class B Non voting) shares were issued and outstanding and 33,500 shares were held as Treasury Stock.

The Board of Directors of United Bancshares, Inc. authorized 500,000 shares of one series of the Series A Preferred Stock of which 143,150 shares were outstanding and 6,308 shares were held as Treasury Stock as of November 3, 2003.

                                    FORM 10-Q


                                      Index

   Item No.                                                               Page
   -------                                                                ----
                                     PART I


     1. Financial Statements..............................................  3

     2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  9

     3. Quantitative and Qualitative Disclosures about Market Risk......... 24

     4. Controls and Procedures ........................................... 26


                                     PART II


     1. Legal Proceedings.................................................. 26

     2. Restrictions on the Payment of Dividends........................... 26

     3. Defaults upon Senior Securities.................................... 27

     4. Submission of Matters to a Vote of Security Holders................ 27

     5. Other Information.................................................. 27

     6. Exhibits and Reports on Form 8K.................................... 22

Item 1. Financial Statements

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                          Sept 30,       December 31,
                                                                            2003              2002
                                                                         ----------      ------------
Assets
Cash and due from banks                                                   6,151,507        4,541,667
Interest bearing deposits with banks                                        872,081          865,421
Federal funds sold                                                        4,701,000       10,122,000
                                                                         ----------       ----------
Cash & cash equivalents                                                  11,724,588       15,529,088

Investment securities:
     Held-to-maturity, at amortized cost, market value $5,776,783         5,704,238        7,183,403
     Available-for-sale, at market value                                  8,870,850       14,334,360

Loans, net of unearned discount                                          47,041,527       44,133,190
Less: allowance for loan losses                                            (750,543)        (674,550)
                                                                         ----------       ----------
Net loans                                                                46,290,984       43,458,640

Bank premises & equipment, net                                            2,814,874        2,612,608
Accrued interest receivable                                                 488,459          555,006
Core deposit intangible                                                   1,782,955        1,937,221
Prepaid expenses and other assets                                           431,962          433,793
                                                                         ----------       ----------
Total Assets                                                             78,108,910       86,044,119
                                                                         ==========       ==========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                    16,008,043       20,453,455
Demand deposits, interest bearing                                        12,474,004       12,837,464
Savings deposits                                                         19,530,720       20,494,208
Time deposits, $100,000 and over                                         10,595,554       10,882,722
Time deposits                                                            11,188,837       12,261,455
                                                                         ----------       ----------
Total Deposits                                                           69,797,158       76,929,304

Accrued interest payable                                                    102,875          156,219
Accrued expenses and other liabilities                                      482,563          458,455
                                                                         ----------       ----------
Total Liabilities                                                        70,382,596       77,543,978

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,
   500,000 shrs auth., 143,150 issued and outstanding                         1,432            1,432
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,068,588 shares issued and outstanding at Sept 30, 2003
   and 1,102,088 at December 31, 2002, respectively                          10,686           11,021
Treasury Stock, 33,500 shares at September 30, 2003                               0                0
 Additional-paid-in-capital                                              14,749,789       14,749,454
 Accumulated deficit                                                     (7,133,970)      (6,499,197)
 Net unrealized gain on available-for-sale securities                        98,377          237,432
                                                                         ----------       ----------
Total Shareholders' equity                                                7,726,314        8,500,141
                                                                         ----------       ----------
                                                                         78,108,910       86,044,119
                                                                         ==========       ==========

                             See Accompanying Notes

                        Consolidated Statements of Income
                                   (unaudited)

                                                   Quarter ended     Quarter ended    Nine months ended    Nine months ended
                                                   September 30,     September 30,      September 30,        September 30,
                                                       2003              2002               2003                 2002
                                                   -------------     -------------    -----------------    -----------------
Interest Income:
     Interest and fees on loans                       737,618           757,472           2,193,785            2,223,101
     Interest on investment securities                162,815           360,804             628,645            1,139,588
     Interest on Federal Funds sold                    19,391            35,489              84,719              133,080
     Interest on time deposits with other banks         5,752             3,851              16,707                7,018
                                                    ---------         ---------           ---------           ----------
Total interest income                                 925,576         1,157,616           2,923,856            3,502,787

Interest Expense:
     Interest on time deposits                         88,185           144,824             291,205              521,661
     Interest on demand deposits                       21,046            30,642              67,304               85,669
     Interest on savings deposits                      19,180            32,307              72,512               98,232
                                                    ---------         ---------           ---------           ----------
Total interest expense                                128,411           207,773             431,021              705,562

Net interest income                                   797,165           949,843           2,492,835            2,797,225

Provision for loan losses                              60,000            37,500             180,000              112,500
                                                    ---------         ---------           ---------           ----------
Net interest income less provision for
     loan losses                                      737,165           912,343           2,312,835            2,684,725
                                                    ---------         ---------           ---------           ----------
Noninterest income:
    Customer service fees                             409,851           474,468           1,241,320            1,448,102
    Realized gain (loss) on investments                   675                 0                 675               25,789
    Other income                                       51,560           285,178              91,962              361,569
                                                    ---------         ---------           ---------            ---------
Total noninterest income                              462,086           759,646           1,333,957            1,835,460

Non-interest expense
    Salaries, wages, and employee benefits            543,555           582,855           1,670,834            1,825,677
    Occupancy and equipment                           327,362           308,294             934,865            1,011,439
    Office operations and supplies                    116,906           107,332             341,223              322,579
    Marketing and public relations                     31,875            18,111              75,593               44,975
    Professional services                              46,784            73,917             150,318              186,533
    Data processing                                   169,532           157,114             486,118              463,702
    Deposit insurance assessments                       8,187             8,831              25,370               27,425
    Other noninterest expense                         208,558           230,758             597,243              732,663
                                                    ---------         ---------           ---------            ---------
Total non-interest expense                          1,452,759         1,487,212           4,281,564            4,614,993
                                                    ---------         ---------           ---------            ---------
     Net income (loss)                              ($253,508)        $ 184,777           ($634,772)            ($94,808)
                                                    =========         =========           =========            =========

     Earnings per share-basic                          ($0.23)            $0.17              ($0.58)              ($0.09)
     Earnings per share-diluted                        ($0.23)            $0.17              ($0.58)              ($0.09)
                                                    =========         =========           =========            =========

Weighted average number of shares                   1,090,141         1,100,582            1,090,141            1,100,582
                                                    =========         =========           =========            =========

                             See Accompanying Notes

                             Statement of Cash Flows
                                   (unaudited)

                                                                                Nine Months ended    Nine Months ended
                                                                                    September            September
                                                                                       2003                 2002
                                                                                ------------------   -----------------
Cash flows from operating activities:
Net loss                                                                            ($634,772)           (94,808)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Provision for loan losses                                                        180,000            112,500
     Gain on sale of fixed assets                                                           0            (39,753)
     Depreciation and amortization                                                    504,036            523,025
     Decrease (increase) in accrued interest receivable and other assets               68,378            124,896
     Increase (decrease) in accrued interest payable and other liabilites             (29,235)          (172,555)
                                                                                   ----------         ----------
Net cash used in operating activities                                                  88,407            453,305

Cash flows from investing activities:
Purchase of investments-Available-for-Sale                                         (2,032,133)        (7,790,823)
Purchase of investments-Held-to Maturity                                           (2,012,482)          (500,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale     7,336,661          7,942,140
Proceeds from maturity & principal reductions of investments-Held-to-Maturity       3,481,120          3,415,715
Proceeds from sale of investments-Available-for-Sale                                        0          1,091,063
Net (increase) decrease in loans                                                   (3,012,344)        (1,462,585)
Purchase of premises and equipment                                                   (521,582)          (162,205)
Sale of premises and equipment                                                              0            110,000
                                                                                   ----------         ----------
Net cash provided by investing activities                                           3,239,240          2,643,305

Cash flows from financing activities
Net increase (decrease) in deposits                                                (7,132,146)        (1,810,900)
Net proceeds from issuance of common stock                                                  0             20,400
                                                                                   ----------         ----------
Net cash used in financing activities                                              (7,132,146)        (1,790,500)

Increase in cash and cash equivalents                                              (3,804,499)         1,306,110

Cash and cash equivalents at beginning of period                                   15,529,088         13,781,978

Cash and cash equivalents at end of period                                         11,724,589         15,088,088
                                                                                   ==========         ==========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                              387,505            611,066
                                                                                   ==========         ==========
Write-down of cumulative effect of change in method
  of accounting for invesment securities                                                   --                 --


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2003 and December 31, 2002 and the consolidated results of its operations for the nine month period ended September 30, 2003 and 2002, and its consolidated stockholders' equity for the nine month period ended September 30, 2003, and its consolidated cash flows for the nine month period ended September 30, 2003 and 2002.

2.  Stock-based Compensation

At September 30, 2003, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.


The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in 000's)

                                                          September 30, 2003    December 31, 2002
                                                          ------------------    -----------------
Net income (in thousands)       As reported                     ($  634)             ($  217)
                             Stock-based compensation
                             costs determined under fair
                             value method for all awards         $    -               $    -
                                                                --------             --------
                               Pro forma                        ($  634)             ($  217)
Earnings per share (Basic)     As reported                      ($ 0.58)             ($ 0.23)
                               Pro forma                        ($ 0.58)             ($ 0.23)

Earnings per share (Diluted)   As reported                      ($ 0.58)             ($ 0.23)
                               Pro forma                        ($ 0.58)             ($ 0.23)

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

(Thousands of dollars, except per share data)
                                                 Quarter ended     Quarter ended
                                                 September 30,     September 30,
                                                      2003              2002
                                                 -------------     -------------

Net interest income                                  $ 797            $  950
Provision for loan losses                               60                37
Noninterest income                                     462               760
Noninterest expense                                  1,453             1,487
Net income (loss)                                     (254)              185

Earnings (loss) per share-basic and diluted         ($0.23)            $0.17

                                                 September 30,      December 31,
                                                     2003               2002
                                                 -------------     -------------
Balance sheet totals:
Total assets                                        $78,108            $86,044
Loans, net                                          $46,290            $43,459
Investment securities                               $14,575            $21,518
Deposits                                            $69,797            $76,929
Shareholders' equity                                $ 7,726            $ 8,500

Ratios
Return on assets(1)                                 (0.79)%            (0.25)%
Return on equity(1)                                 (9.74)%            (2.55)%
Equity to assets ratio                                7.41%              7.45%

(1) Not annualized


                              Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $3.3 million, or 4.42%, during the quarter ending September 30, 2003. Average funding uses decreased $4.1 million, or 5.48%, for the same quarter.

Sources and Uses of Funds Trends

                                 September 30, 2003                                 June 30, 2003
                                 ------------------                                 -------------
(Thousands of Dollars,
except percentages)                  Average      Increase (Decrease)                   Average
                                     -------      -------------------                   -------
                                     Balance           Amount               %           Balance
                                     -------          -------            -------        -------
Funding uses:
     Loans                           $47,969           $5,344             12.54         $42,625
     Investment securities
        Held-to-maturity               5,927             (240)            (3.89)          6,167
        Available-for-sale             8,918           (1,801)           (16.80)         10,719
     Federal funds sold                7,667           (6,559)           (46.11)         14,226
                                     ------           -------                           -------
         Total  uses                 $70,481           (3,256)                          $73,737
                                     =======          =======                           =======
Funding sources:
     Demand deposits
          Noninterest-bearing        $17,046           (2,882)           (14.46)        $19,928
          Interest-bearing            12,152              183              1.53          11,969
     Savings deposits                 20,138             (568)            (2.74)         20,706
     Time deposits                    22,221             (878)            (3.80)         23,099
                                     -------          -------                           -------
          Total sources              $71,557           (4,145)                          $75,702
                                     =======          =======                           =======

Loans

Average loans increased approximately $5.3 million, or 12.54%, during the quarter ended September 30, 2003. The increase is primarily the result of the purchase of approximately $4.8 million adjustable rate residential mortgage loans in late June 2003. This purchase was made to supplement the Bank's residential loan portfolio that had declined because of high refinancing activity as a result of the historically low interest rate environment. In addition, the Bank has equipped itself with resources (i.e. hiring an experienced mortgage loan officer, renewing its seller/servicer relationship with FannieMae, etc.) to become a competitive player in the mortgage loan origination market to reduce the level of payoffs and to generate a new source of fee income.

The Bank continues to cultivate relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy is utilized as a low cost means to build the Bank's pool of earning assets while it enhances its own business development capacity. During the quarter ended September 30, 2003, the Bank booked $1.4 million in new loan participations. Most of these participations are secured by commercial real estate.

 The Bank's loan-to-deposit ratio at September 30, 2003 was 67.40%, compared to 63.39% at June 30, 2003. The increase during the quarter is primarily a result of a smaller deposit base as well as commercial loan participations. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional commercial loan participations and the origination of small business loans, mortgage loans and consumer loans including home equity, automobile, student and credit card loans.

Because of the purchase of loan participations, the Bank's loan portfolio is heavily concentrated in commercial real estate loans that now comprise $13.0 million, or 27.7%, of total loans. Although paydowns continue, the purchase of $4.8 million adjustable rate residential mortgage loans in late June 2003 resulted in an increase in this component of the portfolio to $15.6 million, or 33.18% of the portfolio, at September 30, 2003. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                       September 30,    December 31,
                                           2003             2002
                                       ------------     -----------
Commercial and industrial                $10,269          $10,855
Commercial real estate                    13,035           11,898
Consumer loans                             8,126            7,820
Residential mortgages                     15,611           13,560
                                         -------          -------
            Total Loans                  $47,041          $44,133
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

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

            Balance at January 1, 2003                  $ 675
                                                        -----
            Charge-offs:
            Commercial loans                               89
            Consumer loans                                 61
                                                        -----
               Total charge-offs                          150
                                                        =====

            Recoveries                                     46
            Net (charge-offs) recoveries                  (104)

            Additions charged to operations               180
                                                        -----
            Balance at September 30, 2003                 751
                                                        =====

The allowance for loan losses as a percentage of total loans was 1.60% at September 30, 2003 compared to 1.42% at June 30, 2003. The increase in this ratio is due to loan loss provisions of $60 thousand made during the quarter.

The economy has been in recession for the last three years. Although, some sectors of the economy now seem poised for growth, economic instability persists. Because the impact on the borrowers may lag the current economic conditions, the Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk.

At September 30, 2003, the Bank's classified loans totaled $1.8 million, or 3.73% of total loans--relatively unchanged from the quarter ending June 30, 2003. Specific reserves totaling $669 thousand have been allocated to the Bank's classified loans. Approximately $357 thousand of this reserve is allocated to one loan for which full collectibility is uncertain. (Refer to Nonperforming and Nonaccrual Loans below for further discussion on this loan.)

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of September 30, 2003.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 2003, non-accrual loans were approximately $1.7 million--unchanged from June 30, 2003. A significant amount of the non-accrual loans primarily relate to one borrower with loans totaling $1.3 million (discussed below) that were placed on non-accrual in January 2003. Approximately $769 thousand of the Bank's non-accrual loans are guaranteed by the Small Business Administration.

The Bank has one borrower in the telecommunications industry with loans totaling approximately $1.3 million that is experiencing severe financial difficulty. Guarantees from the Small Business Administration (SBA) reduce the Bank's exposure to approximately $714 thousand. A specific reserve of $357 thousand has been allocated to this loan to cover potential losses. This loan has been modified to provide for a moratorium on principal payments until January 2004. The borrower is currently not in compliance with the modified terms of the agreement. Management is working with its legal counsel and the borrower to negotiate a new strategy that may include a new forbearance agreement and a lockbox agreement. Management continues to assess the likelihood of collection of this loan and the Bank's potential exposure.

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

At September 30, 2003, approximately 16% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.

Investment Securities and other short-term investments

Investment securities, including Federal Funds Sold, decreased on average by $8.6 million, or 15.89%, during the quarter ended September 30, 2003. This decrease is due to the use of funds to purchase $4.8 million in residential mortgage loans in June 2003. In addition, the Bank had less investable funds resulting from a $4.1 million decline in deposits during the quarter because of a shift in deposits of a large quasi-local government entity. Whether these deposits will be replaced remains questionable.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities, and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio is 4.93% at September 30, 2003 compared with 4.99% at June 30, 2003. The average duration of the portfolio is
2.10 years. In the current low interest rate environment, the duration of the investment portfolio is significantly shortened because of the level of fixed rate mortgage backed securities that comprised 40.7% of the total portfolio at September 30, 2003. Because customers are more likely to refinance in a low interest rate environment, the prepayment speed increases on this component of the portfolio. The constant one year prepayment rate (CPR) at September 30, 2003 was 47.71 that translates into 47.7% of the mortgage pool repaying on an annual basis. This results in more liquidity and a lower yield on the investment portfolio.

As a result of calls over the last two years, callable agencies now comprise only 20.3% of the investment portfolio. There were no called securities during the quarter ended September 30, 2003. The Bank will continue to take steps to reduce the impact of the level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future rising rate environments. The Bank has implemented a strategy to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. These securities have average current yields of at least 4.00% and estimated durations of 5 years with monthly cashflow.

Deposits

The Bank has a relatively stable core deposit base representing 85% of total deposits. During the quarter ended September 30, 2003, average deposits decreased $4.1 million, or 5.48%. This decline is primarily because the shift in deposits totaling $3 million of a large quasi-local government entity. Whether these deposits will be replaced remains questionable. In addition, during the quarter, the Bank returned $800 thousand in unauthorized brokered deposits. It is the Bank's policy not to accept brokered deposits as they do not represent core deposits and are often very rate sensitive. Significant deposit growth is not projected because of the Bank's mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). Therefore, aggressive deposit retention or new business development strategies have not been implemented.


Other Borrowed Funds

The Bank did not borrow funds during the quarter ended September 30, 2003. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.

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

The Bank's financial instrument commitments at September 30, 2003 are summarized below:

      Commitments to extend credit        $  11,382,000
      Outstanding letter of credit        $      57,000

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB")regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of September 30, 2003, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $10.1 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At September 30, 2003, the Bank has total short-term liquidity, including cash and federal funds sold, of $11.7 million, or 15% of total assets. Additional liquidity of approximately $8.9 million is provided by the Bank's investment portfolio classified as available-for-sale.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits. However, the Bank has one $5 million deposit with a government agency that matures in December 2003. While this is a short-term renewal, based on discussions with the customer, management does not anticipate the removal of this deposit in the near future.

     The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 2003:

                                                        (Thousands of dollars)

      3 months or less                                        $ 6,093
      Over 3 through 12 months                                  3,896
      Over 1 through three years                                  607
      Over three years                                             --
                                                                   --
                                                              -------
           Total                                              $10,596
                                                              =======

Capital Resources

Total shareholders' equity decreased approximately $335 thousand during the quarter ended September 30, 2003. The decrease in equity was primarily due to a net loss of $254 thousand during the quarter and an $80 thousand decrease in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of interest rate changes that reduced the value of the investment portfolio.

FRB standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital ratio and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

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



                                           Company           Company
                                         September 30,     December 31,
                                             2003             2002
                                           -------           -------
Total Capital                              $ 7,726          $ 8,500

Less: Intangible Asset/Net
 unrealized gains (losses) on
 available for sale portfolio               (1,900)          (2,174)
                                           -------          -------
Tier 1 Capital                               5,826            6,326
                                           -------          -------
Tier 2 Capital                                 530              528
                                           -------          -------
    Total Qualifying Capital               $ 6,356          $ 6,854
                                           =======          =======
Risk Adjusted Total Assets
 (including off-
  Balance sheet exposures)                $42,184           $42,104
Tier 1 Risk-Based Capital Ratio             13.81%           15.02%
Tier 2 Risk-Based Capital Ratio             15.07%           16.28%
Leverage Ratio                               7.38%            7.46%



                                             Bank             Bank
                                         September 30,     December 31,
                                             2003             2002
                                           -------          -------
Total Capital                               $7,437           $8,211

Less: Intangible Asset/Net
 unrealized gains (losses) on
 available for sale portfolio               (1,900)          (2,174)
                                           -------          -------
Tier 1 Capital                               5,537            6,037
                                           -------          -------
Tier 2 Capital                                 530              528
                                           -------          -------
    Total Qualifying Capital                $6,067          $ 6,565
                                            ======          =======
Risk Adjusted Total Assets
 (including off-
  Balance sheet exposures)                 $42,184          $42,104
Tier 1 Risk-Based Capital Ratio             13.13%           14.34%
Tier 2 Risk-Based Capital Ratio             14.38%           15.59%
Leverage Ratio                               7.01%            7.12%


Results of Operations

Summary

The Bank had a net loss of approximately $254 thousand ($0.23 per common share) for the quarter ended September 30, 2003 compared to net income of $185 thousand ($0.17 per common share) for the quarter ended September 30, 2002. The financial results for the quarter ended September 30, 2002 were positively impacted by the award of a $198,000 grant from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund. These funds were awarded to financial institutions that demonstrate community development through loan and deposit activity. In addition, the financial results for 2003 were negatively impacted by the continued low interest rate environment and competitive market pressures that resulted in a decline in the Bank's net interest margin and noninterest income.

Revenue enhancement strategies continue to be implemented to generate expanded opportunities for fee income through the marketing of consumer loan products including residential mortgages, home equity, automobile, student, and credit card loans, and the installation of additional high volume automated teller machines (ATMs). However, A greater impact on profitability is expected to be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Increased loan volume will result in a higher net interest margin and therefore increased revenues. To this end, management is focused on the implementation of business development strategies to increase the level of loans outstanding. Business development officers have been hired and a residential mortgage origination infrastructure has been put into place.

In addition, to build momentum around business development and to generate interest and enthusiasm in the marketplace, management embarked on a re-branding campaign for the Bank. The campaign focuses on a re-introduction of the Bank and emphasizes its commitment to the community. This campaign includes among other things, in-branch marketing of the Bank's products and services and direct mail advertising/solicitation. A major emphasis has been placed on mortgage loan origination and the Bank's United Wealth Management Services Division, as a lead-in to cross-sell the Bank's other products and services.

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

Net interest income declined $153 thousand, or 16.07% for the quarter ending September 30, 2003 compared to the quarter ending September 30, 2002. Much of this decline was experienced in the investment portfolio. The average balance of investment securities declined from $24.6 million at September 30, 2002 to $14.7 million at September 30, 2003, while the average yield decreased from 5.86% to 4.93% for the same period. During 2002, approximately $10.8 million higher yielding agency securities were called. In the current low interest rate environment, these funds were placed in lower yielding mortgage-backed securities or Federal Funds Sold. Strategies continue to be implemented to shift low yielding earning assets to higher yielding loan participations and investment securities including the purchase of hybrid adjustable rate securities with minimum yields of 4.00%.

The Bank's cost of funds declined to .94% for the quarter ending September 30, 2003 compared to 1.43% for the same quarter in 2002. Consistent with current market conditions, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

The net interest margin of the Bank was 4.25% at September 30, 2003 compared to 4.63% at September 30, 2002. The decline is primarily related to calls of higher yielding investment securities over the last year. Management actively manages its exposure to interest rate changes. While the prime rate decreased 200 basis points over the last year, the Bank did not experience a similar decline in yield on its earning assets. This is because much of the Bank's loan portfolio is fixed rate in nature and not related to prime. In addition, 61% of the Bank's investment portfolio is fixed rate. These characteristics of the Bank's earning assets coupled with the Bank's significant level of core deposits resulted in less impact on the Bank's net interest margin during the declining rate environment.

Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings for the quarter ending September 30, 2003 was $60 thousand compared to $37,500 for the same quarter in 2002. This increase in the provision was necessary because of an increase in classified loans for which specific reserves were provided. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.) Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses.

During the current unstable economic environment, the Bank monitors its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of September 30, 2003.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended September 30, 2003 declined $298 thousand, or 39.17%, compared to the quarter ended September 30, 2002. The financial results for the quarter ended September 30, 2002 were positively impacted by the award of a $198,000 grant from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund. These funds were awarded to financial institutions that demonstrate community development through loan and deposit activity.

Another large component of noninterest income, customer service fees, declined $65 thousand, or 13.62%, for the quarter ended September 30, 2003 compared to 2002. The decline was primarily because of a reduction in activity fees and dormancy fees on deposit accounts. More customers are avoiding service charges by keeping appropriate minimum balances. In addition, to avoid the necessity to escheat the balances of inactive customer accounts, the Bank made an extensive effort to contact these customers to re-activate their accounts. This resulted in a reduction in activity/dormant account service charges.

In addition, surcharge income on ATM's has declined. Some of the Bank's ATMs have experienced a drop in volume as competitors place machines in close proximity to existing high volume ATMs of the Bank. Management continues the process of identifying potentially high volume locations to place machines.


Noninterest Expense

Salaries and benefits expense decreased $39 thousand, or 6.74%, during the quarter ended September 30, 2003 compared to 2002. As part of its Profit Restoration Plan over the last year, the Bank made strategic reductions in staff, job consolidations, and reduced salaries for certain employees to lower the level of personnel expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

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

Data processing expenses increased approximately $12 thousand, or 7.90%, during the quarter ended September 30, 2003 compared to 2002. This increase is related to increased service activities provided by the Bank's new core data processor, FISERV. These services including statement rendering and research (imaging), were previously performed in-house. In November 2002, the Bank converted its core data processing to FISERV to achieve cost savings and create efficiencies to allow for further reductions in personnel expense. The Bank continues to study methods by which it may reduce its data processing costs, including but not limited to a consolidation of servicers and in-house loan servicing options.

Occupancy expense increased approximately $19 thousand, or 6.19%, during the quarter ended September 30, 2003 compared to 2002. The increase is primarily attributable to the rising cost of utilities and other repairs and maintenance associated with the Bank's facilities. In August 2003, the Bank purchased its 38th and Lancaster Street Branch as a measure to reduce its occupancy expense. The projected annual savings on this transaction is $20,000.

Professional services expense decreased approximately $27 thousand, or 36.71%, for the quarter ended September 30, 2003 compared to 2002. This decrease is primarily related to the final resolution of outstanding legal matters with W.T. Development and Monument Financial in 2002. In addition, the implementation of the Sarbanes Oxley Act in 2002 required increased legal involvement.

Office operations and supplies expense increased approximately $10 thousand, or 8.92%, for the quarter ended September 30, 2003 compared to 2002. The increase is primarily related to additional security cost. With the new emphasis on Homeland Security, the Bank heightened its security coverage. The review of more cost-effective security measures is currently underway.

Marketing and Public Relations expense increased $13 thousand, or 76%, for the quarter ended September 30, 2003 compared to 2002. In 2003, the Bank began a re-branding campaign that included, among other things, new brochures and in-branch signage.

Federal deposit insurance premiums decreased by close to $1 thousand, or 7.29%, for the quarter ended September 30, 2003 compared to 2002. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors:
1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2003, is a result of a reduction in the Bank's level of deposits as well as improvement in the Bank's risk rating.

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

At December 31, 2001, the Bank's tier one leverage capital ratio fell to 6.80%, below the 7% minimum capital ratio required by the Agreement. However, at December 31, 2002, the Tier I leverage ratio had improved to 7.12% as a result of the smaller average asset size of the Bank. At September 30, 2003, this ratio (currently 7.01%) continues to be above the required minimum due to the lower average asset size. Management continues to review and revise its capital plan to address the development of new equity--internal (retained earnings) and external (private limited sales of investment securities).

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

The Company adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At September 30, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $57,000, none of which were originated in the first six months of this year. The Company's commitments under standby letters of credit expire at various dates through June 2004. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

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

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

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

At September 30, 2003, a liability sensitive position is maintained on a cumulative basis through 1 year of 4.12% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the recent purchase of hybrid mortgage product that are fixed for three to seven years and then begin floating with Treasury yields or LIBOR. This position is somewhat mitigated by the significant level of core deposits which have very little rate sensitivity. Generally, because of the negative gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at September 30, 2003 are as follows:


                                                       Market value of equity
    Changes in rate        Market value of equity      as a % of MV of Assets
  -------------------    -------------------------     ----------------------
                         (Dollars in thousands)
   +400 basis points             $1,159                        1.65%
   +300 basis points              2,450                        3.40
   +200 basis points              3,991                        5.39
   +100 basis points              5,262                        6.94
   Flat rate                      6,617                        8.52
   -100 basis points              8,033                       10.10
   -200 basis points              9,465                       11.62
   -300 basis points             10,452                       12.61
   -400 basis points             11,359                       13.48

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


The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at September 30, 2003. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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


Item 2. Restrictions on the Payment of Dividends.

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

b) Reports on Form 8-K



No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED BANCSHARES, INC.


Date: November 14, 2003                     /s/ Evelyn F. Smalls
                                            ---------------------------------
                                                Evelyn F. Smalls
                                                President & CEO



                                            /s/ Brenda M. Hudson-Nelson
                                            ---------------------------------
                                                Brenda M. Hudson-Nelson
                                                EVP/Chief Financial Officer