Form 10-K
period 2003-12-31
UNITED BANCSHARES INC /PA
filed 2004-03-30
CIK 944792

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

                   For the fiscal year ended December 31, 2003


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

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).  Yes ___   No [ X ]

================================================================================

     United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and a Series Preferred Stock (Series A Preferred Stock).

     The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. None of the shares of the Registrant's stock was sold within 60 days of the filing of this Form 10-K. As of March 15, 2004 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at March 15, 2004.

     The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of March 15, 2004.

     There are 75 pages in the Form 10-K.


                                    FORM 10-K

                             United Bancshares, Inc.

                                      Index
 Item No.                                                                  Page

                                     PART I

    1.   Business............................................................ 3
    2.   Properties..........................................................12
    3.   Legal Proceedings...................................................13
    4.   Submission of Matters to a Vote of Security Holders.................13


                                     PART II

    5.   Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................14
    6.   Selected Financial Data.............................................15
    7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................15
    7A.  Quantitative and Qualitative Disclosures about Market Risk..........35
    8.   Financial Statements and Supplementary Data.........................35
    9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................35
    9A.  Controls and Procedures.............................................36


                                    PART III

   10.   Directors and Executive Officers of Registrant......................36
   11.   Executive Compensation..............................................41
   12.   Security Ownership of Certain Beneficial Owners and Management......43
   13.   Certain Relationships and Related Transactions......................43
   14.   Principal Accounting Fees and Services..............................43


                                     PART IV

   15.   Exhibits, Financial Statements Schedules and Reports on Form 8-K....44


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 15, 2004.

                                     PART I

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

     Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) and the U.S. Government's response to those events or the U.S. Government becoming involved in a conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS' success in managing the risks involved in the foregoing.

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

     As of March 15, 2004, UBS and the Bank had a total of 49 employees.

United Bank of Philadelphia

     United Bancshares, Inc. is an African American controlled and managed bank holding company for United Bank of Philadelphia (the "Bank"), a commercial bank chartered in 1992 by the Commonwealth of Pennsylvania, Department of Banking and a member of the Federal Reserve System. The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides full service community banking in Philadelphia neighborhoods that are rich in diversity providing a market opportunity that includes men, women, families, small business owners, skilled laborers, professionals and many more who value home ownership and need banking services to help make their dreams come true.

     The Bank conducts all its banking activities through its four offices located as follows: (i) Center City Branch Two Penn Center, Philadelphia, Pennsylvania; (ii) West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. In January 2002, the Bank closed and consolidated its 714 Market Street Branch with its branch located at Two Penn Center to create operating efficiencies. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2003, the Bank had total deposits aggregating approximately $67.1 million and had total net loans outstanding of approximately $46.7 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

     The city of Philadelphia is comprised of 353 census tracts and, based on 2000 census data, 204 or 58% of these are designated as low to moderate-income tracts while 105 or 30% are characterized both as low to moderate-income and minority tracts. The Bank's primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

     United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to be a formidable player in providing retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations. The Bank will take full advantage of its CDFI (community development financial institution) designation as established by the United States Department of Treasury. While the Bank's certification period was scheduled to end in January 2004, a recent review by the CDFI Fund has extended the Bank's certification period to June 2005.

     Among the greatest challenges facing inner city communities is their lack of stability and transience. Outside organizations and institutions that attempt to work within the community get frustrated and can leave at any time because they have no vested stake in the neighborhood. It is very easy for an organization without vested roots in the community to just pick up and leave, thus fostering lack of institutional consistency. The Bank represents consistency to these communities. The Bank takes its commitment to community development quite seriously and recognizes that effective corporate and institutional partnerships must be forged to truly make a difference. Bank management recognizes the potential in these communities and knows that with the right mix of financial services, growth will occur. The Bank will continue to leverage its community know-how with the appropriate corporate and institutional partners to ensure that we create economic profit by ensuring that comprehensive products and services are available and accessible through service focused delivery channels.

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

     The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. At March 15, 2004, the Bank's maximum legal lending limit was approximately $859,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

     The Bank's consumer loan program includes installment loans for home improvement and the purchase of consumer goods and automobiles, student loans, home equity and VISA secured and unsecured revolving lines of credit, and checking overdraft protection. The Bank participates in an automobile refinance program that allows customers to reduce high interest rates paid on their automobile loans down to more reasonable market rates. The Bank also offers residential mortgage loans to its customers. Other services the Bank offers include safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks.

     The Bank will continue to focus on its niche businesses to include the basic deposit and loan business, while developing relationships with several corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank will seek to promptly develop these strategic alliances/partnerships to help ensure that the communities we serve have full access to financial products and services.

         With strategic and focused strategies the Bank can realize fee income with a select number of corporations. By developing the relationships appropriately, a new niche for the Bank can be expanded to add to its core earnings stream. These opportunities will include loan syndications, cash management and lock box services, to name a few.

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

     Registrant will continue to be cognizant of the diversity in its market and will continue to develop partnerships to leverage the Bank's capacity in its niche market by skillfully targeting customers and building stakeholder relationships.

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

     Subject to compliance with Pennsylvania law, and, as noted above, compliance with the BHC Act, UBS is permitted to control a number of banks. However, UBS is required under the BHC Act to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank if, after such acquisition, UBS would control more than 5% of the voting shares of such bank.

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

     The FSA Act authorizes the establishment of "financial holding companies" ("FHC") to engage in new financial activities offering and banking, insurance, securities and other financial products to consumers. Bank holding companies may elect to become a FHC, if all of its subsidiary depository institutions are well capitalized and well managed. See "Regulatory Action" and "Regulatory Matters" below. If those requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration are filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity.

     Under the FSA Act the Bank, subject to various requirements, is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of an FHC. However, to be able to engage in such activities the Bank must be well capitalized and well managed and receive at least a "satisfactory" rating in its most recent Community Reinvestment Act (the "CRA Act") examination. See "The Community Reinvestment Act" below.

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

     An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement to be in the form of Tier I capital, this also will mean that a bank would need to maintain at least 4% Tier I risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized." The most recent notification dated March 11, 2004, from the Federal Reserve authorities categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. However, at December 31, 2003, the Bank fell below the tier one leverage ratio of 7.00% (6.81% at December 31, 2003) that is mandated in the Written Agreement with its regulators. See "Regulatory Action" and "Regulatory Matters" below.

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


The Community Reinvestment Act

     The Bank is required, by the CRA Act and its implementing regulations, to:
(i) meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank's CRA Act record is taken into account by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition. The CRA Act also requires the federal banking agencies to make public disclosure of their evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA Act examination the Bank was given an "outstanding" CRA Act rating."

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

The Patriot Act

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

New Legislation and Regulations

The Fair and Accurate Credit Reporting Transactions Act

     The Fair and Accurate Credit Reporting Transactions Act of 2003 (the "Fact Act") became law on December 4, 2003. Among other things, the Fact Act permanently extended the provisions of the Fair Credit Reporting Act (the FCR Act") that would have expired on January 1, 2004 and had prevented the states from enforcing credit reporting laws that were more restrictive than the FCR Act provisions.

     Specifically, the Fact Act now permanently prohibits the states from enforcing laws stricter than the Fact Act regulate that regulate: (1) the prescreening of consumer reports, (2) the time within which credit bureaus must respond to consumer disputes, (3) the duties of users of credit bureau information, (4) the information contained in the credit reports, (5) the duties of the information providers, and (6) the exchange of credit information between affiliates.


         In addition the Fact Act contains provisions concerning (i) how often consumers may obtain free copies of their credit reports, (ii) the disclosure of credit scores used for credit decisions, (iii) a consumers opt-out procedure for exchange of credit information, that would otherwise be treated as a credit report, among affiliates, (iv) the duty of lenders to notify consumers that information contained in their credit reports resulted in their receiving credit on less than the most favorable terms."

     The Fact Act also contains provisions designed to reduce identity theft and protect the confidentiality of a consumer's private medical information.

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

                                Regulatory Action

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement ("the Agreement") with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: reducing expenses, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement.

     As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81% , below the 7% minimum capital ratio required by the Agreement. However, at February 29, 2004, the tier one leverage ratio had improved to 7.29% as a result of a $265,000 recovery on a previously charged-off loan. Management continues to review and revise its capital plan to address the development of new equity. In addition, a profit restoration plan was developed and implemented that includes expense reduction and profit enhancement strategies.

     A regulatory examination completed in February 2004 determined that the Bank was not in compliance certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan for 2004 and the charge-off of all loans for which the full collection appears unlikely. As a result, Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.


                              ITEM 2 -- PROPERTIES

Corporate Headquarters

     United Bank of Philadelphia's corporate offices are located at 300 N. Third Street. The Bank has been at this location for the past four years in the area of the City known as "Old City." This is an up and coming vibrant area filled with art galleries, new development of condominiums, small businesses, and restaurants. The facility consists of 25,000 square feet including executive offices, operations, finance, human resource, security and loss prevention functions. The Bank sublets approximately 2,500 square feet to the African American Interdenominational Ministries. As part of the Bank's profit restoration plan, this property may be sold in 2004 to generate substantial gains to re-capitalize the Bank. Management is in the process of evaluating offers from potential buyers as well as reviewing alternate sites/expenses related to the relocation of the corporate headquarters.

Mt. Airy Branch

     The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. During 2004, this office will undergo modest cosmetic improvements. Management believes this branch has not reached its capacity and looks forward to increased opportunities in all aspects of the Bank's niche businesses. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,517.

Center City Branch

     The Bank operates a branch location at Two Penn Center, 15th Street and JFK Boulevard, Philadelphia, Pennsylvania. Two Penn Center has been the Bank's main office since the closure of the 714 Market Street location in January 2002. The Bank leases approximately 4,769 square feet at its Two Penn Center location. The space includes lobby, teller area, customer service area, primary lending area and administrative offices, as well as a vault. The aggregate monthly rent for this location is $13,115. As part of the Bank's profit restoration plan, upon expiration of this lease in May 2004, this branch will be closed and consolidated with other branches in the network to further reduce operating costs.

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

West Philadelphia Branch

     In August 2003, the Bank purchased the branch location at 3750 Lancaster Avenue for $287,500. From July 1996 to the time of purchase, this facility had been leased. With the purchase of this facility, management looks forward to capital improvements to be in line with the University City District's environmental improvements along the Lancaster Avenue corridor. It is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility. The aggregate monthly rental was $2,875 exclusive of taxes, insurance, utilities and janitorial service.

Progress Plaza Branch

     The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis. This branch became the office of choice after the consolidation of the 28th & West Girard location in 2000. This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,875 per month. This lease expired in October 2003. The Bank had been notified by the landlord that extensive improvements to the shopping plaza in which this branch is located were planned for early 2004 but have since been placed on hold. The Bank is currently leasing this facility on a month-to-month basis until final renovation plans are determined by the landlord .


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

                                     PART II

               ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Common Stock

     As of March 15, 2004 there were 3,156 shareholders of record of UBS's Common Stock.

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

    In June 2003, a shareholder of the Bank returned 33,500 shares of common stock and 6,308 shares of preferred Series A stock. These shares were returned for no consideration and were recorded as treasury stock by the Bank. No other transactions with respect to UBS common stock occurred during 2003.

Dividends

     UBS has not, has never declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

                        ITEM 6 -- SELECTED FINANCIAL DATA

                             Selected Financial Data

                                                                          Year ended December 31,
                                                       ------------------------------------------------------------
(Dollars in thousands, except per share data)             2003        2002        2001         2000        1999
                                                       ------------------------------------------------------------
Net interest income..............................       $ 3,290     $ 3,726     $ 4,060      $ 5,415    $  5,264
Provision for loan losses........................           565         175         335          565       1,007
Noninterest income...............................         1,891       2,327       2,443        3,197       2,226
Noninterest expense..............................         5,732       6,095       7,038        8,801       7,714
Net income (loss)................................        (1,115)       (217)       (870)        (755)     (1,230)
Net income (loss) per share - basic..............         (1.03)      (0.20)      (0.79)       (0.72)      (1.24)

Balance sheet totals:
    Total assets.................................       $74,717     $86,044     $88,668      $93,533    $137,249
    Net loans....................................        46,690      43,459      42,292       44,743      59,444
    Investment securities........................        15,637      21,518      25,806       35,014      51,433
    Deposits.....................................        67,117      76,929      79,423       83,238     124,766
    Shareholders' equity.........................         7,235       8,500       8,558        9,350       9,027
    Ratios:
       Tangible Equity to assets.................        6.85 %      7.45 %      7.67 %       7.74 %      8.07 %
       Return on assets..........................       (1.38)%     (0.25)%     (0.95)%      (0.63)%     (1.03)%
       Return on equity..........................      (13.03)%     (2.55)%     (9.63)%      (8.08)%    (12.71)%


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

                               Background Summary

History

         The Bank entered a Written Agreement ("the Agreement") with the Federal Reserve Bank in 2000 that had many ambitious timelines for the board and management to meet. This Agreement became a motivator for the new management team to dismantle a lack luster business model in order to keep the franchise alive and relevant. This was a model that originally held great promise for it was established to bring the "unbanked" into the mainstream of financial services through affordable pricing and sensitive customer service. The customers came and the numbers grew quickly and the franchise grew through the acquisition of failed savings and loan branches. However, with this growth came increased expenses through the assimilation of acquired branch locations, people, products and the overall conversion expense.

         The Bank had quickly strayed from its model of building a customer-friendly and affordable franchise into a franchise of transforming several branches of savings and loan customers into the Bank's commercial platform. In 2000, the Bank was still faced with an enormous array of accounts that had not yet been streamlined, thus curtailing the sales capacity of the staff. In addition, the Bank's pricing had not kept pace with the prevailing rates in the local market. Thus, in early 2000 the Bank's pricing model was enhanced to be more competitive while still affordable to its clients. This shift gave the Bank a quick boost in revenue.

         A major factor that needed to be addressed by the Bank was its capital (tier one leverage ratio). With the onset of the Agreement, the Bank's tier one leverage ratio was slightly under 5%. Aggressive strategies were developed and implemented by moving more expensive deposit relationships (certificates of deposit and IRA's) off the Bank's balance sheet. These deposits were sold for a gain and thus the Bank's total assets were reduced getting the Bank closer to the 7% capital requirement.

         A fundamental problem for the Bank's business model was its expense profile. Major cuts have been made including consolidating the branch network (from 8 offices to 4). Even with this reduction in branch offices, the Bank still carried more branches than its peer group, which was generally two and no more than three branches. This reduction yielded $600,000 to the overall expense savings, which is an aggregate of approximately $3 million over the past four years.

         The Bank's reengineering and restructuring has resulted in a more streamlined organization that provided the proper organizational platform to become a more strategy-focused institution. Without compromising the segregation of duties and internal controls, management was able to capitalize on the strengths of its staff by combining functions while pushing for more enhanced leadership throughout the organization which is essential to achieve profitability, the Bank's primary goal.

         Management recognized that before it could introduce new strategies for the Bank's core business, it had to ensure that the organization was running like a well-oiled machine at every level. By compressing the organization and putting emphasis on process improvements, management eliminated waste, and improved on operational efficiencies, which is validated through improved audits.

         To maintain relevance in its marketplace, the Bank must have sound business strategies that will yield results. The recent past has enabled management to place more emphasis on strategy, with keen focus on a sound organization. While there was a conscientious effort to dismantle the original business model, management recognized the positive aspects of the model - consistent core (versatile) staffing, low cost of funds, loyal customer base, and strong net interest margins. These strengths can be built upon as a new, productive model formulates and moves into action.

         As was described earlier, the Bank is much more streamlined and through effective cost controls, expenses are manageable. The goal is to develop more earning assets to achieve profitability. Although many changes have been made through consolidations and compressions, there are still opportunities for the Bank to operate more efficiently and cost-effectively.

The Bank's Goals

         Although the Bank's bottom line has not yet achieved a profit, the Bank is a much stronger institution as a result of the aggressive steps taken to decrease expenses, compress the organization, and strengthen internal controls. The ultimate challenge for the institution has been to keep the franchise vibrant while enhancing the business model. Continuing to surround these new strategies and opportunities is a regulatory restraint that is unyielding until the Bank produces a steady stream of earnings and an infusion of equity.

         In spite of these challenges, new relationships have been developed that will have a positive impact on the Bank's performance. It is apparent that lack of time is an enemy to the profit restoration plan. There is clear evidence that the cycle is changing with a good pipeline of business and new corporate relationships that are abounding All solid relationships require time to cultivate and develop. However, management continues to move with gusto to enhance current business lines while developing new fee income streams that are sustainable.

     Of course, the Bank's core consumer business is poised for growth through the financial service centers. With an aggressive marketing plan and strategic partners and alliances, the following products are projected to yield profitable returns:

     |_|   Auto Loan Refinance Program
     |_|   Home Equity Loans
     |_|   Personal Loans (Secured and Unsecured)
     |_|   Overdraft Protection
     |_|   Residential Mortgages
     |_|   Student Loans

     The Bank will continue to participate in commercial deals with regional banks to foster fee income in the following areas:

     |_|   Working Capital Lines of Credit
     |_|   Term Loans
     |_|   Demand Loans
     |_|   Commercial Real Estate (Construction & Permanent Mortgages)

     The Bank continues with its niche businesses that are specialized areas whereby the Bank has a strong position. These businesses are considered to have a significant profit potential, but are not necessarily basic to a community bank or its corporate mission. Certain niche products may be appropriately marketed outside of the geographic area defined in the Bank's mission; however, the marketing strategies will be consistent with the Bank's objectives:

     |_|   Church Loans
     |_|   Priority Loan Program (Auto Refinance Program)
     |_|   Predatory Loan Program (Home Improvement/Refinance Loan Program)
     |_|   Small Business Loans (Emerging Markets)
     |_|   Credit Cards

     The key for the Bank in achieving its external goals is to maximize its strategic partnerships and to supplement its loan originations with additional loan volume from partners that have a stake in the urban communities. In addition, other sources for fee income will include the maximum utilization of the Bank's ATM network in high volume locations (i.e. areas near public transportation, shopping, and restaurants) that are out of the reach of the Bank's branches to capitalize on additional fees. Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. Management continues the process of identifying potentially high volume locations to place machines.

                              Results of Operations

Summary

     The Company recorded a net loss of approximately $1,115,000 for 2003 ($1.03 per share) compared to a net loss of $217,000 for 2002 ($0.20 per share) compared to a net loss of approximately $870,000 ($0.79 per share) for 2001. In 2003, the Bank made provisions to its allowance for loan losses totaling $565,000 primarily to cover the charge-off of $710,000 for the non-Small Business Administration guaranteed portion of a loan to one customer totaling approximately $1.3 million. A reserve of $357,000 had been provided for this loan in previous years. The balance of this loan has been submitted to the SBA for collection.

     In addition, during 2003, the Bank's average earning assets declined by $6.7 million resulting in a decrease in net interest income of $436,000. The decline in earning assets was primarily related the reduction in deposit balances of two deposit customers. These funds were required for the operating needs of the customers.

     During 2003, the Bank continued the implementation of its profit restoration plan that resulted in a decline in noninterest expenses of $363,000 compared to 2002. Components of the plan include among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses.

     In 2002, the Bank was awarded a $198,000 grant from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund that is included in other income on the consolidated statement of operations. These funds are awarded to financial institutions that demonstrate community development through loan and deposit activity. The Bank submitted its application to the BEA Fund in February 2004 for its 2003 loan activity. If selected, the Bank may receive a grant in September 2004.

     In addition, revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of new products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. During 2003, the Bank generated fees totaling $85,000 from this line of business. Further growth in this new core line of business is projected in 2004.

     While expense reductions continue to be achieved, a greaterimpact will be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Increased loan volume will result in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to increase the level of loans outstanding to achieve profitability.

     A more detailed explanation for each component of earnings is included in the sections below.


    Table 1--Average Balances, Rates, and Interest Income and Expense Summary


                                                                         December 31,
                                                2003                         2002                         2001
                                       -----------------------      -----------------------      ------------------------
                                       Average           Yield/     Average           Yield/     Average           Yield/
(Dollars in thousands)                 balance  Interest  rate      balance  Interest  rate      balance  Interest  rate
                                       -----------------------      -----------------------      ------------------------
Assets:
Interest-earning assets:
    Loans...........................    $45,168  $2,913   6.45%      $42,839  $3,006   7.02%      $45,828  $3,595   7.85%
    Investment securities
      held-to-maturity                    6,479     273   4.21        10,155     626   6.16        14,669     987   6.73
    Investment securities
      available-for-sale                 10,262     553   5.38        13,783     831   6.03        11,758     772   6.57
    Federal funds sold..............      8,498      98   1.15        10,406     169   1.62         7,726     282   3.65
                                        -------  ------              -------  ------              -------  ------
       Total interest-earning assets     70,407   3,837   5.45        77,183   4,632   6.00        79,981   5,636   7.05

Noninterest-earning assets:
    Cash and due from banks.........      4,433                        4,542                        4,801
    Premises and equipment, net.....      2,679                        2,613                        3,214
    Other assets....................      3,922                        2,926                        4,028
    Less allowance for loan losses..       (713)                        (674)                        (576)
                                        -------                      -------                       ------
       Total........................    $80,728                      $86,590                      $91,448
                                        =======                      =======                      =======

Liabilities and shareholders' equity:
Interest-bearing liabilities:
    Demand deposits.................    $11,924  $   83   0.70%      $12,882     114   0.89%      $13,802     178   1.29%
    Savings deposits................     20,241      89   0.44        21,931     129   0.59        24,480     317   1.29
    Time deposits...................     21,565     375   1.74        23,712     662   2.79        24,089   1,081   4.49
    Other borrowed funds............         -        -      -             -       -      -             1       -      -
                                        -------  ------              -------  ------              -------  ------
       Total interest-bearing
         liabilities                     53,730     547   1.02        58,525     906   1.55        62,372   1,576   2.53

Noninterest-bearing liabilities:
    Demand deposits.................     18,439                       19,565                       19,612
    Other...........................          -                            -                          431
Shareholders' equity................      8,559                        8,500                        9,033
                                        -------                      -------                      -------

       Total........................    $80,728                      $91,448
                                        =======                      =======                      =======

Net interest earnings...............      3,290                      $ 3,726                      $ 4,060
Net yield on interest-earning assets                      4.67%                        4.83%                        5.08%


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

     Net interest income in 2003 totaled $3.3 million, a decrease of $436,000, or 11.70%, compared to 2002. Net interest income for 2002 totaled $3.7 million, a decrease of $334,000 or 8.23%, compared to 2001.

                                                               2003 compared to 2002                2002 compared to 2001
                                                           -----------------------------        -----------------------------
                                                            Increase (decrease) due to         Increase (decrease) due to
                                                           -----------------------------      -----------------------------

(Dollars in thousands)                                       Volume    Rate       Net            Volume    Rate       Net
                                                            -------   -------   -------         -------   -------   -------
Interest earned on:
    Loans...............................................    $  151    $ (244)    $ (93)          $(209)   $(380)   $  (589)
    Investment securities held-to-maturity..............      (167)     (186)     (353)           (277)     (84)      (361)
    Investment securities available-for-sale............      (161)     (117)     (278)            122      (63)        59
    Federal funds sold..................................       (22)      (49)      (71)             44     (157)      (113)
                                                             -----     -----     -----           -----    -----     ------
       Total interest-earning assets....................      (199)     (596)     (795)           (320)    (684)    (1,004)
                                                             -----     -----     -----           -----    -----     ------
Interest paid on:
    Loans...............................................    $ (209)   $ (380)    $(589)          $(742)   $(317)   $(1,059)
    Demand deposits.....................................        (6)      (25)      (31)             (8)     (55)       (63)
     Savings deposits...................................        (7)      (33)      (40)            (16)    (172)      (188)
    Time deposits.......................................       (37)     (251)     (288)             (9)    (410)      (419)
                                                             -----     -----     -----           -----    -----     ------
       Total interest-bearing liabilities...............       (50)     (309)     (359)            (33)    (637)      (670)
                                                             -----     -----     -----           -----    -----    -------
       Net interest income..............................    $ (149)   $ (287)    $(436)          $(287)   $ (47)   $  (334)
                                                            ======    ======     =====           =====    =====    =======

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.


     In 2003, there was a decrease in net interest income of $149,000 due to changes in volume and a decrease of $287,000 due to changes in rate. In 2002, there was a decrease in net interest income of $287,000 due to changes in volume and a decrease of $47,000 due to changes in rate.

     Average earning assets decreased from $77 million in 2002 to $70 million in 2003 and decreased from $80 million in 2000 to $77 million in 2002. To meet capital requirements mandated in its Written Agreement with regulators (Refer to "Regulatory Action" above and "Regulatory Matters" below) the Bank implemented an asset reduction/capital improvement plan in 2000 that included the reduction of deposits. Beginning in June 2000, the Bank sold higher yielding certificates of deposit to other financial institutions, encouraged some large deposit account holders to remove deposits, and consolidated three branches in its branch network. During the three subsequent years, in effort to manage its capital adequacy, the Bank has not aggressively sought significant deposit growth. The Bank's core deposit base has remained relatively stable and represents 85% of total deposits. Until additional capital is raised, the Bank will not seek to significantly increase its level of deposits.

     The net interest margin of the Bank was 4.67% in 2003, 4.83% in 2002, and 5.08% in 2001. Management actively manages its exposure to interest rate changes. While the prime rate decreased more than 450 basis points over the last three years, the Bank did not experience a similar decline in yield on its earning assets. This is because only 29.65% of the Bank's loan portfolio reprices or matures in less than one year. The structure for many of the commercial loans of the Bank includes a five to seven year fixed rate with a balloon. This type of structure minimizes the Bank's interest rate risk and allows for repricing in five to seven years. In addition, except for a recently purchased portfolio of home equity lines of credit that float with prime, much of the Bank's consumer and mortgage portfolios have fixed interest rates. These characteristics of the Bank's earning assets coupled with the Bank's significant level of core deposits resulted in minimal impact to the Bank's net interest margin during the declining rate environment.

     During 2003, the average federal funds yield was 1.15% compared to 1.62% in 2002 and 3.65% in 2001. During 2003, the average investment in federal funds decreased by $2 million. Alternate investment strategies were implemented to place liquid funds into loans and longer-term securities including mortgage-backed (MBS) to minimize the impact of the decline in the rate paid on Federal Funds Sold.

     The yield on the investment portfolio decreased 116 basis points to 4.93% in 2003 compared to 6.09% in 2002 and 6.66% in 2001. Over the last two years, the Bank experienced a significant level of called agency securities that were re-invested in a lower interest rate environment--thereby, reducing the yield on the portfolio.

     The cost of interest-bearing liabilities declined to 1.02% in 2003 compared to 1.55% in 2002. Consistent with market conditions during 2003, the Bank reduced the rates it pays on many of its interest-bearing products. When setting the pricing for its deposits, the Bank generally uses the median rate paid by its competitors in the region. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

Provision for Loan Losses

     The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The provision for loan losses charged against earnings in 2003 was $565,000 compared to $175,000 in 2002 and $335,000 in 2001. In December 2003,
the Bank charged off $710,000 that represented the non-Small Business Administration (SBA) guaranteed portion of a loan to one borrower in the telecommunications industry. A specific reserve of $357,000 had previously been established to cover potential losses. Severe financial difficulties experienced by the borrower make the full collection of this loan uncertain. Loans to this borrower totaled $1.3 million. The Bank has presented this loan to the SBA for collection of the guaranteed portion of the loans that total $569,000 . Although the Bank has charged-off a portion of this loan, management will seek to maximize its recovery through appropriate legal action.

     During the current uncertain economic environment, the Bank monitors its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of December 31, 2003.

Noninterest Income

     Noninterest income decreased $436,000 in 2003 compared to 2002 and decreased $116,000 in 2002 compared to 2001.

     The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. Customer service fees decreased $275,000 in 2003 compared to 2002 primarily because of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. The Bank's lower deposit levels in 2003 compared to 2002 resulted in less overdraft fees, activity service charges and low balance fees. In 2003, to avoid the necessity to escheat the balances of inactive customer accounts (NOTE: The Commonwealth of Pennsylvania requires that accounts that are inactive for five years or more be closed and escheated to the state.), the Bank made an extensive effort to contact customers to re-activate their accounts. This resulted in a reduction in activity/dormant account service charges.

     During 2003, surcharge income on the Bank's ATM network declined by $121,000, or 14.76%, compared to 2002. Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. Management continues the process of identifying potentially high volume locations to place machines.

     In September 2002, the Bank received a $198,000 grant from the U.S. Treasury Department's Bank Enterprise Award (BEA) Fund. The Bank received this grant as a result of certificates of deposit it placed with other Community Development Financial Institutions (CDFI) throughout the country. (Note: United Bank of Philadelphia also has a CDFI designation and periodically receives such deposits to support its community development mission.) The Bank submitted its application to the BEA Fund in February 2004 for its 2003 loan activity. If selected, the Bank may receive a grant in September 2004.

     During 2003, the Bank further developed a new core line of business-- serving as arranger/agent for loan syndications for major corporations throughout the country. In 2003, the Bank was selected to syndicate three significant back-up lines/letters of credit with other minority banks throughout the country for major corporations for which it received agent fees totaling $85,000. These fees will be received annually for the administration of the credit facilities. In 2002, these fees totaled $25,000. Management plans to continue to develop this core line of business to generate fee income to support the Bank's profitability goals.

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

Noninterest Expense

     Noninterest expense decreased $363,000, or 5.96%, in 2003 compared to 2002 and decreased $943,000, or 13.4%, in 2002 compared to 2001.

     Salaries and benefits decreased $140,000, or 5.98% in 2003 compared to a decrease of $320,000, or 12.01%, in 2002. In April 2002, as part of its Profit Restoration Plan, the Bank made strategic reductions in staff, job consolidations, and reduced salaries for certain employees to lower the level of personnel expense. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

     Occupancy and equipment expense decreased approximately $69,000, or 5.34%, during 2003 compared to a decrease of approximately $316,000, or 19.62%, during 2002. In August 2003, the Bank purchased its 38th and Lancaster Street Branch as a measure to reduce its occupancy expense. This branch had been leased on a "triple net" basis where the Bank bore all expenses related to the facility. The projected annual savings on this transaction is $20,000. Also, in conjunction with the expiration of the lease, the Bank's 714 Market Street branch was closed/consolidated with the Two Penn Center branch office in February 2002. Further, the Bank's former Frankford branch office was sold on June 8, 2002 resulting in a reduction in real estate taxes and property insurance. Finally, many of the fixed assets initially acquired in 1992 when the Bank opened for business are now fully depreciated (10-year life). This results in a reduction in monthly depreciation expense.

     Data processing expenses are a result of the management decision to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses increased by $40,000, or 6.45%, during 2003 compared to a decrease of $168,000 or 20.81%, during 2002. This increase is related to increased service activities provided by the Bank's new core data processor, FISERV. These services including statement rendering and research (imaging), were previously performed in-house. In November 2002, the Bank converted its core data processing to FISERV to achieve cost savings and create efficiencies to allow for further reductions in personnel expense. In December 2003, the Bank converted/consolidated its consumer loan accounting process (previously outsourced to EDS) with its core vendor, FISERV. This conversion will reduce monthly processing cost by an estimated $6,000. Savings will begin to be realized in 2004. The Bank continues to study methods by which it may further reduce its data processing cost.

     Marketing and public relations expense increased by $31,000, or 37.32%, in 2003 compared to a decrease of $27,000, or 24.39% in 2002. In 2003, to further enhance its image and encourage business development, the Bank began a re-branding campaign that included, among other things, new brochures and in-branch signage. Management is firmly committed to enhancing the Bank's marketing and sales profile through effective communication and leadership. It knows that to remain competitive the Bank must develop better strategies for marketing and sales. Management is also committed to making the Bank's marketing drive the overall business planning process. Niche markets (church lending) have been identified and the Bank is committed to increasing this niche while adding others.

     There are two basic things that need to be done in order to reach the Bank's goals and objectives-- attract new customers and partners and retain the existing customers and partners. In order to do this, management must look at a variety of strategies including the following:

      Advertising

      |_| Management will seek cost-effective ways to advertise the Bank's products and services. Community-based newspapers and other forms of advertising that include the church bulletins in targeted churches will be utilized.

      Public Relations

      |_| The Bank will seek innovative ways to get its story out to the public. It will participate on talk radio programs, and use a variety of methods such as special events to make the Bank's name more visible.

      Marketing

      |_| The Bank will retain professional services to assist management in creating a "buzz" about the Bank.


     Professional services decreased by $63,000, or 22.18%, in 2003 compared to an increase of $51,000, or 21.92%, in 2002. During 2002, the Bank worked with outside attorneys to settle two outstanding legal matters. In addition, the legal review and implementation of the Sarbanes-Oxley Act that was enacted in 2002, resulted in increased legal fees. There were no significant legal matters during 2003.

     Office operations and supplies expense increased by $20,000, or 4.53%, in 2003 compared to a decrease of $21,000, or 4.54%, in 2002. The increase in 2003 is primarily related to additional security cost. With the new emphasis on Homeland Security, the Bank heightened its security coverage. The review of more cost-effective security measures is currently underway. In addition, in conjunction with the Bank's earnings enhancement / profit restoration plan, all other operating expenses are tightly controlled.

     Federal deposit insurance premiums were $34,000 in 2003, $36,000 in 2002 and $150,000 in 2001. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 15 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2003 is a result of a reduction in the Bank's level of deposits.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

                            Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 below indicates how the Bank has managed these elements. Average funding uses decreased approximately$6.8 million, or 8.78%, in 2003 compared to a decrease of $2.8 million, or 3.50%, in 2002.


                    Table 3--Sources and Use of Funds Trends


                                                       2003                                  2002                     2001
                                        -------------------------------       -------------------------------       ---------
                                                     Increase                              Increase
                                         Average    (decrease)                 Average    (decrease)                 Average
(Dollars in thousands)                   balance      amount    Percent        balance      amount    Percent        balance
                                        ---------    --------   -------       ---------    --------   -------       ---------
Funding uses:
    Loans .............................   $45,168    $ 2,329      5.44%        $42,839     $(2,989)    (6.52)%      $45,828
    Investment securities..............
      Held-to-maturity.................     6,479     (3,676)   (36.20)         10,155      (4,514)   (30.77)        14,669
      Available-for-sale...............    10,262     (3,521)   (25.55)         13,783       2,025     17.22         11,758
      Federal funds sold...............     8,498     (1,908)   (18.34)         10,406       2,680     34.69          7,726
                                          -------    -------                   -------     -------                  -------
          Total uses...................   $70,407    $(6,776)                  $77,183     $(2,798)                 $79,981
                                          =======    =======                   =======     =======                  =======

Funding sources:
    Demand deposits:
      Noninterest-bearing..............   $18,439    $(1,126)    (5.76)%       $19,565     $   (47)    (0.09)%      $19,612
      Interest-bearing.................    11,924       (958)    (7.44)         12,882        (920)    (6.67)        13,802
    Savings deposits...................    20,241     (1,690)    (7.70)         21,931      (2,549)   (10.41)        24,480
    Time deposits......................    21,565     (2,147)    (9.05)         23,712        (377)    (1.57)        24,089
    Other borrowed funds...............         -          -         -               -          (1)  (100.00)             1
                                          -------    -------                   -------     -------                  -------
          Total sources................   $72,169    $(5,921)                  $78,090     $(3,894)                 $81,984
                                          =======    =======                   =======     =======                  =======

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

         Average investment securities and federal funds sold, in the aggregate, decreased by $9.1 million, or 26.5% in 2003 compared to an increase of $191,000, or .56%, in 2002 . The significant decline in the portfolio was caused by the high level of called agency securities as well as an increase in the prepayment speed on the Bank's mortgage-backed securities. In addition, excess liquidity previously held in Federal Funds Sold was re-deployed to higher yielding loans during 2003.

         The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. As reflected in Table 4 below, the average duration of the portfolio is 2.78 years. In the current low interest rate environment, the duration of the investment portfolio is shortened because of the of callable government agency securities and the increase in the prepayment speed on the Bank's mortgage-backed security portfolio. Approximately $4 million in securities were called during 2003. The average yield of called securities was 6.00%. Calls will likely diminish in 2004 as most of the higher yielding callable agency securities were called over the last two years. The average yield on the callable agency portfolio at December 31, 2003 was 4.43% and is closely aligned with current market pricing.

     Approximately 70.2% of the portfolio consist of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment. Because customers are more likely to refinance in the current low interest rate environment, the prepayment speed increased on this component of the portfolio. The constant one year prepayment rate (CPR) at December 31, 2003 was 42.93 that translates into 42.93% of the mortgage pool repaying on an annual basis. This results in more cashflow availability to fund loans or to reinvest in the projected increasing interest rate environment.

     The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the future rising rate environments. The Bank's strategy is to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. These securities have average current yields of at least 4.00% and estimated durations of 5 years with monthly cashflow.


                   Table 4--Analysis of Investment Securities

                                                         After one but       After five but
                                    Within one year    within five years    within ten years    After ten years
                                    ---------------    -----------------    ----------------    ---------------
(Dollars in thousands)              Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Total
                                    ------    -----     ------    -----     ------    -----     ------    -----     ------
Other government securities......    $  -       - %     $1,250    3.92%     $3,250    4.85%     $  -        - %    $ 4,500
Mutual funds and other...........       -       -            -       -           -       -         -        -          395
Mortgage-backed securities.......       -       -            -       -           -       -         -        -       10,611
                                     -----              ------              ------              ------             -------
Total securities.................    $  -       -       $1,250       -      $3,250       -      $  -        -      $15,506
Average maturity.................                                                                               2.78 years


The above table sets forth the maturities of investment securities at December 31, 2003 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).


Loans

     Average loans increased approximately $2.3 million, or 5.44%, in 2003 compared to a decrease of approximately $3 million, or 6.52%, in 2002. The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy continues to be utilized while the Bank enhances it own business development capacity. Approximately $3 million in commercial loan participations were booked during 2003. Most of these participations were secured by commercial real estate.

     In June 2003, the Bank purchased approximately $4.8 million adjustable rate residential mortgage loans. This purchase was made to supplement the Bank's residential loan portfolio that had declined because of high refinancing activity as a result of the historically low interest rate environment. Also, in December 2003, the Bank sold approximately $3 million in lower yielding student loans and purchased approximately $3.7 million in higher yielding variable rate Home Equity Lines of Credit.

     The Bank's loan-to-deposit ratio at December 31, 2003 was 69.6% up from 56.5% at December 31, 2002. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. The increase in this ratio is the result of an increase in loans outstanding coupled with a smaller deposit base. Management will continue to implement loan growth strategies including the purchase of additional commercial loan participations and the origination of small business loans and consumer loans including home equity, automobile, student and credit card loans.

     As reflected in Table 5 below, during 2003, because of the purchase of residential mortgage loans, this category increased by $1.5 million to 32% of total loans.

     As reflected in Table 6 below, approximately 40% of the Bank's loan portfolio have scheduled maturities or reprice in five years or more. This position is largely a result of the Bank's relatively high level of residential mortgage loans and the typical five to seven year balloon structure of the commercial real estate portfolio. While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of the rapid repayment speed of the Bank's residential mortgage loan portfolio.


               Table 5--Loans Outstanding, Net of Unearned Income


                                                                            December 31,
(Dollars in thousands)                             2003           2002          2001           2000          1999
                                                 -------        -------       -------        -------       -------

Commercial and industrial...................     $11,361        $10,855       $11,054        $11,429       $13,664
Commercial real estate......................      11,862         11,898         5,504            652         1,288
Residential mortgages.......................      15,110         13,560        18,148         22,316        26,237
Consumer loans..............................       8,695          7,820         8,294         10,908        19,822
                                                 -------        -------       -------        -------       -------
    Total loans.............................     $47,028        $44,133       $43,000        $45,305       $61,011
                                                 =======        =======       =======        =======       =======


                     Table 6--Loan Maturities and Repricing

                                                     Within           After one but          After
(Dollars in thousands)                              one year        within five years     five years      Total
                                                  ------------      -----------------     ----------     -------
Commercial and industrial...................        $ 7,742              $ 2,759            $  649       $11,150
Commercial real estate......................            757                2,616             8,700        12,073
Residential mortgages.......................            360                7,031             7,719        15,110
Consumer loans..............................          5,085                1,797             1,813         8,695
                                                     ------               ------            ------        ------
      Total loans...........................         13,944               14,203            18,881        47,028

Loans maturing after one year with:
    Fixed interest rates....................        $21,767
    Variable interest rates.................         11,317


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


                          Table 7--Nonperforming Loans


(Dollars in thousands)                             2003          2002          2001          2000         1999
                                                 -------       -------       -------       -------       -------
Nonaccrual loans............................      $1,588        $  651        $  412        $  453        $2,027
Interest income included in net income
    for the year............................          62            25            25            20            67
Interest income that would have been
    recorded under original terms...........         120            49            29            28           113
Loans past due 90 days and still accruing...         560           797           526            34            53
Restructured loans..........................         569         1,286           182           632           580


     At December 31, 2003, nonaccrual loans totaled $1,588,000, compared to $651,000 at December 31, 2002. The increase in nonaccrual loans is primarily in the commercial loan sector of the loan portfolio. At December 31, 2003, $897,000 of the Bank's nonaccrual loans carried some level of guarantee from the Small Business Administration ("SBA"). The underlying credit enhancement provided by the SBA minimizes the risk of loss on these loans. In addition, at December 31, 2003, approximately $415,000 of the total nonaccrual loans were residential mortgages. The strong loan-to-values associated with these loans reduce the risk of loss. Historically, the Bank has not experienced losses in its residential loan portfolio.

         The balance of impaired loans was $1,124,000 and $1,951,000 as of December 31, 2003 and 2002, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with these loans was $75,000 and $402,000 at December 31, 2003 and 2002, respectively. The reduction in the allowance during 2003 resulted from the charge-off of $710,00 related to the un-guaranteed portion of a $1.3 million loan to one customer. The balance of this loan, $569,000 (guaranteed by the SBA) remains in the total of impaired loans. The Bank has submitted this loan for collection from the SBA.

     At December 31, 2003, approximately $897,000 (including the loan referenced above) of the impaired loans have SBA guarantees. Interest income recognized on impaired loans during 2003 and 2002 was $64,000 and $104,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

     From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others. As of December 31, 2003, the Bank had approximately $569,000 in restructured loans.

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

     At December 31, 2003, approximately 20% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 2003, none of these loans were nonperforming.

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

     The allowance for loan losses as a percentage of total loans was 0.72% at December 31, 2003 compared with 1.53% at December 31, 2002. The decline in the allowance is a result of the charge-off of $710,000 of the non-SBA guaranteed portion of loans to one borrower for which full collectibility is uncertain. (Refer to Provision for Loan Losses above for further discussion on this loan.)

     At December 31, 2003, the Bank's classified loans totaled $1.2 million, or 2.60%, of total loans. Approximately, $897,000 of these loans have guarantees of the SBA. In addition, specific reserves of $178,000 have been allocated to these loans.


                Table 8--Allocation of Allowance for Loan Losses

                               2003                   2002                2001                   2000                  1999
                       -------------------   -------------------   -------------------   -------------------    -------------------
                                  Percent              Percent               Percent               Percent               Percent
                                 of loans              of loans              of loans              of loans              of loans
                                 in each               in each               in each               in each               in each
                                category             category to           category to           category to            category to
                       Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans    Amount  total loans
                       ------  -----------   ------  -----------   ------  -----------   ------  -----------    ------  -----------
(Dollars in thousands)
Commercial and
   industrial......... $ 267      31.51%     $ 565      24.60%     $ 576      37.30%      $ 383      25.23%     $ 263      22.40%
Commercial real
   estate.............             1.22         37      26.96         29       1.21          11       1.44        877       2.11
Residential mortgages     35      24.57         45      17.72         30      19.29         102      24.08        144      43.00
Consumer loans........    37      42.70         28      30.72         73      42.20          66      49.25        283      32.49
Unallocated....            -          -          -          -          -          -           -          -         32          -
                       -----     ------      -----     ------      -----     ------       -----     ------      ------    ------
                       $ 339     100.00%     $ 675     100.00%     $ 708     100.00%      $ 562      100.00%     $1,567    100.00%
                       =====     ======      =====     ======      =====     ======       =====     ======      ======    ======

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


                 Table 9--Analysis of Allowance for Loan Losses

                                                                     Year ended December 31,
                                               ------------------------------------------------------------------
(Dollars in thousands)                            2003           2002          2001          2000          1999
                                                -------        -------       -------       -------       -------
Balance at January 1.......................      $  675         $  708        $  562       $ 1,567        $  679
Charge-offs:
    Commercial and industrial..............        (799)             -           (61)         (321)          (25)
    Commercial real estate.................           -           (100)            -          (803)            -
    Residential mortgages..................           -              -             -             -           (47)
    Consumer loans.........................        (174)          (261)         (261)         (597)         (315)
                                                 ------         ------        ------       -------        ------
                                                   (973)          (361)         (322)       (1,721)         (387)
                                                 ------         ------        ------       -------        ------
Recoveries--commercial loans................          -             27             -             -             -

Recoveries--consumer loans..................         72            126           133           151           268
                                                 ------         ------       -------       -------        ------
                                                     72            153           133           151           268
Net charge-offs............................        (901)          (208)         (189)       (1,570)         (119)
Provisions charged to operations...........         565            175           335           565         1,007
                                                 ------         ------       -------       -------        ------
Balance at December 31.....................      $  339         $  675        $  708       $   562        $1,567
                                                 ======         ======        ======       =======        ======
Ratio of net charge-offs to average loans
    outstanding.............................      1.41%          0.49%         0.41%         2.84%         0.17%


     The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

Deposits

     Average deposits declined approximately $6 million, or 7.70%, in 2003 compared to a decline of $3.9 million, or 4.71%, in 2002. This decline is primarily because of a reduction in deposits totaling $3 million of a large quasi-local government entity. Whether these deposits will be replaced remains uncertain. In addition, to avoid the necessity to escheat the balances of inactive customer accounts, the Bank made an extensive effort to contact customers to re-activate their accounts. This resulted in the closure of some accounts. At December 31, 2003, the Bank had $258,000 in dormant accounts that were escheated to the Commonwealth of Pennsylvania.

     Significant deposit growth is not projected because of the Bank's mandatory capital requirements outlined in its Written Agreement with its regulators (See "Regulatory Action" above and "Regulatory Matters" below). Therefore, aggressive deposit retention or new business development strategies have not been implemented.


                  Table 10--Average Deposits by Class and Rate

                                                2003                     2002                    2001
                                         ------------------      ------------------      ------------------

(Dollars in thousands)                    Amount      Rate        Amount      Rate        Amount      Rate
                                         ------------------      ------------------      ------------------
Noninterest-bearing demand deposits      $18,439        - %      $19,565        - %      $19,612        - %
Interest-bearing demand deposits          11,924      0.70        12,882      0.89        13,802      1.29
Savings deposits                          20,241      0.44        21,931      0.59        24,480      1.30
Time deposits                             21,565      1.74        23,712      2.79        24,089      4.49

Other Borrowed Funds

     The Bank did not borrow funds during 2003. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board ("FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2003, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations.

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


             Table 11--Maturity of Time Deposits of $100,000 or More


     (Dollars in thousands)

     3 months or less............................................      $   200
     Over 3 through 6 months.....................................       10,150
     Over 6 months through 1 year................................            -
     Over 1 through five years...................................            -
     Over five years.............................................            -
                                                                       -------

     Total.......................................................      $10,350
                                                                       =======


The following table sets forth contractual obligation and other commitments representing required and potential cash outflows as of December 31, 2003:


             Table 12--Contractual Obligations and Other Commitments

                                                Less than       One to        Four to        After
(Dollars in thousands)              Total       one year      three years    five years    five years
                                   --------    ----------     -----------    ----------    ---------

Certificates of Deposit........    $ 21,264     $ 19,623        $ 1,495        $ 146        $   -
Rental Obligations.............         393          134            210           49            -
Letters of Credit..............          57           57              -            -            -
                                   --------     --------        -------        -----        -----
         Total loans...........    $ 21,714     $ 19,814        $ 1,705        $ 195        $   -
                                   ========     ========        =======        =====        =====

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 13 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2003, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2003, a liability sensitive position is maintained on a cumulative basis through one year of 6.83%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is due to the short maturity of the Bank's certificates of deposit. As indicated in Table 11 above, all of the Bank's certificates of $100,000 or more mature in six months or less and approximately $9.5 million of certificates of deposit less than $100,000 mature in less than one year. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in shorter repricing intervals. Generally, because of the Bank's negative gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

                     Table 13--Interest Sensitivity Analysis

                                                         Interest rate sensitivity gaps as of December 31, 2003
                                               --------------------------------------------------------------------------
                                                                           Over
                                                              Over        1 year        Over
                                               3 months    3 through     through     3 through      Over
(Dollars in thousands)                         or less     12 months     3 years      5 years      5 years     Cumulative
                                               --------    ---------    ---------    ---------    ---------    ----------
Interest-sensitive assets:
    Interest-bearing deposits with banks.       $           $   874      $            $            $             $   874
    Investment securities................         7,739         531          409        1,094        5,470        15,243
    Federal funds sold...................         1,500                                                            1,500
    Loans................................        15,465       5,555        8,647        5,316       12,045        47,028
                                                -------     -------      -------      -------      -------       -------
      Total interest-sensitive assets....        24,704       6,960        9,056        6,410       17,515       $64,645
                                                -------     -------      -------      -------      -------       -------
      Cumulative totals..................        24,704      31,664       40,720       47,130       64,645
                                                -------     -------      -------      -------      -------

                                                         Interest rate sensitivity gaps as of December 31, 2003
                                               --------------------------------------------------------------------------
                                                                            Over
                                                              Over        1 year        Over
                                               3 months    3 through     through     3 through      Over
(Dollars in thousands)                         or less     12 months     3 years      5 years      5 years     Cumulative
                                               --------    ---------    ---------    ---------    ---------    ----------
Interest-sensitive liabilities:
    Interest checking accounts...........         5,737                    4,694                                  10,431
    Savings accounts.....................        10,620                    8,689                                  19,309
    Certificates  $100,000 or more.......           638       8,735        1,384          157                     10,914
    Certificates of less than $100,000 ..           200      10,150                                               10,350
                                                -------     -------      -------      -------      -------       -------
      Total interest-sensitive liabilities      $17,195    $ 18,885      $14,767      $   157      $     -       $51,004
                                                =======    ========      =======      =======      =======       =======

      Cumulative totals..................       $17,195    $ 36,080      $50,847      $51,004      $51,004
                                                =======    ========      =======      =======      =======

Interest sensitivity gap.................       $ 7,509    $(11,925)     $(5,711)     $ 6,253      $17,515
                                                =======    ========      =======      =======      =======

Cumulative gap...........................         7,509      (4,416)     (10,127)      (3,874)      13,641

Cumulative gap/total earning assets......        11.62%       6.83%       15.67%        5.99%       21.10%

Interest-sensitive assets to
   interest-sensitive liabilities........         1.44        0.37         0.61        40.83            -

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 2003 are as follows:

                                  Net interest             Percent of
    Changes in rate                  income                  change
    ---------------               -----------              ----------
                             (Dollars in thousands)

    +200 basis points               $ 3,235                   1.02%
    +100 basis points                 3,217                   0.56
    Flat rate                         3,199                      -
    -100 basis points                 3,184                  (0.47)
    -200 basis points                 3,153                  (1.44)


     A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2003 are as follows:

                                                        MV of equity as a %
     Changes in rate                MV equity             of MV of assets
     ---------------               -----------          -------------------
                             (Dollars in thousands)

    +200 basis points               $ 4,230                    5.96%
    +100 basis points                 5,496                    7.55
    Flat rate                         6,839                    9.17
    -100 basis points                 8,237                   10.77
    -200 basis points                 9,613                   12.27


     The market value of equity may be impacted by the composition of the Bank's assets and liabilities. A shift in the level of variable versus fixed rate assets will create swings in the market value of equity. The Bank's market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes.

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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the policy limits of the Bank at December 31, 2003. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity declined $1.3 million in 2003 compared to 2002. The decrease in 2003 is a result of the net loss of $1.1 million that resulted in an increase in the accumulated deficit and a decrease in other comprehensive income for the fair market value of available for sale investment securities, net of taxes.

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

     As indicated in Table 14, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, the Bank's growth, continued losses and the additional provisions to the allowance for loan losses may have an adverse effect on its capital ratios. UBS and the Bank do not anticipate paying dividends in the near future.


                            Table 14--Capital Ratios

(Dollars in thousands)                            2003       2002        2001
                                                -------    -------     -------
Total Capital.................................  $ 7,235    $ 8,263     $ 8,459
Less: Intangible Assets/Net unrealized gains
  (losses) on available for sale .............   (1,826)    (1,937)     (2,119)
                                                -------    -------     -------
Tier I capital................................    5,409      6,326       6,340
Tier II capital...............................      339        528         510
                                                -------    -------     -------

Total qualifying capital......................  $ 5,748    $ 6,854     $ 6,850
                                                =======    =======     =======

Risk-adjusted total assets
   (including off-balance-sheet exposures)....  $44,971    $42,104     $41,624
                                                =======    =======     =======

Tier I risk-based capital ratio................   12.03%     15.02%      15.23%
Total (Tier I and II) risk-based capital ratio.   12.78%     16.28%      16.46%
Tier I leverage ratio..........................    7.19%      7.46%       7.12%


         The Board and management are aggressively exploring strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained earnings. The Bank's plan projects this occurrence in 2004; however, external equity is essential for management to hit the ground running.

         A new Capital Planning Committee has been appointed that consists of two outside directors and the Bank's two executive officers. This Committee is charged to leave no stone unturned by exploring all available options for capital infusion as soon as possible. The Board and management have a heightened sensitivity to this area and recognize that the lack of proper capital levels coupled with the deterioration in earnings can threaten the viability of the institution. Aggressive steps are being taken to address both matters. One significant step being taken includes the possible sale of the Corporate Headquarters Building, 300 N. Third Street. It is anticipated that the Bank could realize a gain of at least $1.5MM on this transaction.

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

     As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81% , below the 7% minimum capital ratio required by the Agreement. However, at February 29, 2004, the tier one leverage ratio had improved to 7.29% as a result of a $265,000 recovery on a previously charged-off loan. Management continues to review and revise its capital plan to address the development of new equity. In addition, a profit restoration plan was developed and implemented that includes expense reduction and profit enhancement strategies.

     A regulatory examination completed in February 2004 determined that the Bank was not in compliance certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan for 2004 and the charge-off of all loans for which the full collection appears unlikely. As a result, Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions. See also "Regulatory Action" above.


Recent Accounting Pronouncements

     Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

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

     The Company adopted FASB Interpretation ("FIN") 45, Guarantor's
Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At December 31, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $57,000, none of which were originated this year. The Company's commitments under standby letters of credit expire at various dates through June 2004. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

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

     The Bank adopted EITF 03-1, The Meaning of Other than Temporary
Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in the financial statements.


      ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The financial information required by this Item 7A is incorporated by reference to page 29 of this Report, the Liquidity and Interest Rate Sensitivity Management provisions and pages 29 to 32 of this Report, including Table 13 the Interest Sensitivity Analysis Table of this Report.


              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements on pages 49 to 75 hereof.


             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                           ITEM 9A--CONTROLS AND PROCEDURES


         UBS carried out an evaluation, under the supervision and with the participation of the UBS' management, including the UBS' Chief Executive Officer, Evelyn F. Smalls and Chief Financial Officer, Brenda Hudson-Nelson, of the effectiveness of the design and operation of the UBS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2003 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that UBS' disclosure controls and procedures as of December 31, 2003, are effective and timely in alerting them to material information relating to UBS (including its consolidated subsidiaries) required to be included in UBS' periodic SEC filings.

         As of the date of this Report, there have not been any significant changes in UBS' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the UBS' internal control over financial reporting.


                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant and Bank


                                              Principal occupation and               Year first             Term
Name                             Age             other directorships               became director       will expire
----                             ---        ---------------------------            ---------------       -----------

Bernard E. Anderson              65         Professor of Management/Economist           2002                2006
                                            At the Wharton School,
                                            Philadelphia, PA

David R. Bright                  64         Retired, Executive Vice President
                                            Meridian Bancorp                            2002                2006
                                            Philadelphia, PA

Joseph T. Drennan                60         Mulberry Consulting Group                   2004                2008
                                            Ardmore, PA

L. Armstead Edwards              62         Co-Chairman,                                1993                2004
                                            United Bancshares, Inc.
                                            Owner and President,
                                            P.A.Z., Inc.
                                            Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)    59         Retired as Partner,                         1996                2004
                                            John Frazier, Inc.
                                            Philadelphia, Pennsylvania

Angela M. Huggins                62         Treasurer,                                  1993                2005
                                            United Bancshares, Inc.
                                            Retired as Vice President
                                            Real Estate Affairs
                                            RMS Technologies, Inc.




                                            Principal occupation and                 Year first             Term
Name                             Age          other directorships                  became director       will expire
----                             ---        ---------------------------            ---------------       -----------

William B. Moore                 61         Secretary,
                                            United Bancshares, Inc.
                                            Pastor, Tenth Memorial                      1993                2007
                                            Baptist Church
                                            Philadelphia, Pennsylvania

Steven L. Sanders                43         President and Co-CEO,
                                            MDL Capital                                 2002                2006

Evelyn F. Smalls                 58         President and CEO of Registrant             2000                2007
                                            and United Bank of Philadelphia

Ernest L. Wright                 75         Founder, President and                      1993                2004
                                            CEO of Ernest L. Wright
                                            Construction Company
                                            Philadelphia, Pennsylvania


(b)    Executive Officers of Registrant and Bank

Name                             Age        Office
----                             ---        ------

Evelyn F. Smalls                 58         President and Chief Executive Officer

Brenda M. Hudson-Nelson          42         Executive Vice President/Chief Financial Officer

L. Armstead Edwards              62         Chairman, Board of Directors

Steven  L. Sanders               43         Vice Chairman, Board of Directors

William B. Moore                 61         Secretary

Marionette Y. Frazier            59         Assistant Secretary

Angela M. Huggins                62         Treasurer


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

                     INFORMATION ABOUT THE AUDIT COMMITTEES

Information about the Company's Audit/Compliance Committee

     The Audit/Compliance Committee, comprised of Angela M. Huggins (Chairman),
L. Armstead Edwards, James F. Bodine(retired-July 2003), Marionette Y. Frazier and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Committee meets with UBS' independent certified public accountants to review the results of the annual audit and other related matters. Each member of the Committee is "independent" as defined in the applicable listing standards of the National Association of Securities Dealers ("NASDAQ"). The Committee held ten (10 ) meetings during 2003.

     In 2003, the Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to included the review of regulatory compliance matters, the Bank's compliance programs and the Community reinvestment Act( CRA) activities.

Information about the Bank's Audit/Compliance Committee and Financial Expert

     The Audit/Compliance Committee comprised of Angela M. Huggins (Chairman),
L. Armstead Edwards, James F. Bodine (retired-July 2003), William B. Moore, William C. Green and Marionette Y. Frazier meets at least quarterly. The Audit/Compliance Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the Bank's independent certified public accountants to review the results of the annual audit and other related matters, with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the independent certified public accountants to review the results of the annual audit and other related matters. Each member of the Audit/Compliance Committee is "independent" as defined in the applicable listing standards of the National Association of Securities Dealers. The Committee held ten (10 ) meetings during 2003.

     In 2003, the Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to included the review of regulatory compliance matters, the Bank's compliance programs and the Community reinvestment Act( CRA) activities.

     Each member of the Audit/Compliance Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Company and the Bank have determined that Joseph T. Drennan(1) is the "Financial Expert," as defined in the SEC's regulations.


-------------
(1) Please note that Mr. Drennan was elected to the Company's and the Bank's Boards of Directors and the Audit Committees of those Board's of Directors on March 24, 2004, and assumed his duties as a Financial Expert of the Audit Committees the Company's and the Bank's Boards of Directors Boards on that date.

                 INFORMATION ABOUT THE COMMITTEES OF THE BOARDS

     Under UBS' By-Laws, persons elected by the Board of Directors to fill a vacancy on the Board serve as directors for the balance of the term of the director who that person succeeds.

     The Board of Directors of UBS and the Board of Directors of the Bank meet when necessary. The Executive Committee of the Bank meets in those months when the Board of Directors does not meet. The Executive Committees of UBS and the Bank act in the stead of the Boards of Directors of UBS and the Bank, respectively, and exercise the authority and powers of the Boards of Directors at intervals between meetings of the Boards of Directors insofar as may be permitted by law and have responsibility for the nomination of new directors. The Asset and Liability Management Committee of the Bank's Board meets for the purpose of managing and monitoring the Bank's exposure to interest rate risks, market risk and liquidity risk. UBS' and the Bank's Audit/Compliance Committees interface with UBS' and the Bank's independent certified public accountants to review the results of the annual audit as well as regulatory compliance matters. UBS' Board of Directors does not have a Compensation Committee of the Board since it has no employees, and does not have a Nominating Committee.

General Information About UBS' and Bank's Boards of Directors

     UBS' Board of Directors meets when necessary and during 2003 held eleven
(11) meetings, including UBS' organization meeting. The Bank's Board of Directors was scheduled to meet at least monthly, except in August.

Information About the Committees of UBS' Board of Directors

     The Committees of UBS' Board of Directors are the Executive Committee and the Audit/Compliance Committee. The Executive Committee comprised of
L. Armstead Edwards (Chairman), Steven L. Sanders(Vice Chairman), Angela M. Huggins, William B. Moore, Evelyn F. Smalls, and Marionette Y. Frazier meets, when necessary, at the call of the Chairman, and to exercise the authority and powers of UBS' Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2003.

     For information about UBS' and the Bank's Audit/Compliance Committees refer to "INFORMATION ABOUT THE AUDIT COMMITTEES" above.

Meetings of UBS' Board and its Committees

     The total number of meetings of UBS' Board of Directors, which were held in 2003 was eleven (11). All of the incumbent directors, who were directors during 2003 (i) attended at least seventy-five percent (75%) of the total number of meetings.

Information About Committees of the Bank's Board of Directors

     The Committees of the Bank's Board of Directors are the Executive, Asset and Liability Management, the Audit/Compliance Committees, and the Loan Committee.

     The Executive Committee comprised of L. Armstead Edwards (Chairman), Steven
L. Sanders (Vice Chairman), Angela M. Huggins, William B. Moore, Evelyn F. Smalls and Marionette Y. Frazier meets, when necessary, at the call of the Chairman, to discuss and approve certain human resource matters including compensation, to ratify and approve certain of the Bank's loans and to exercise the authority and powers of the Bank's Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2003. The Bank's Board of Directors does not have a Compensation Committee but the Executive Committee performs that function.

     The Asset and Liability Management Committee comprised Bernard E. Anderson (Chairman), L. Armstead Edwards, Angela M. Huggins, Evelyn F. Smalls and Ernest
L. Wright meets quarterly to review and manage the Bank's exposure to interest rate risk, market risk and liquidity risk. During 2003, the Asset and Liability Management Committee held four (4) meetings.

     The Loan Committee, comprised of David R. Bright (Chairman) L. Armstead Edwards, Ernest L. Wright, and Evelyn F. Smalls meets when necessary to review and approve loans that are $200,000 and over and to discuss other related loan matters. The Committee held 9 (nine) meetings during 2003.

     For information about UBS' and the Bank's Audit/Compliance Committees refer to "INFORMATION ABOUT THE AUDIT COMMITTEES" above.

Meetings of UBS' and the Bank's Board and its Committees

     The total number of meetings of the Bank's Board of Directors that were held in 2003 was eleven (11). All incumbent directors (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors.

                        BOARDS OF DIRECTORS COMPENSATION

Directors Fees

     The normal non-officer director fee paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors' Committee meetings. Directors' fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS' Board of Directors or Committee meetings. Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.


                       UBS'S AND BANK'S EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 15, 2004:

                                                                                                                UBS Stock
      Name, Principal Occupation and           Age as of                                                       Beneficially
   Business Experience For Past 5 Years     March 15, 2004     Office with the UBS and/or Bank                    Owned
  -------------------------------------     --------------     -------------------------------                 ------------
    Evelyn F. Smalls(1)(2)                        58           President and Chief Executive Officer and          450
                                                                 Director of UBS and Bank

    Brenda M. Hudson-Nelson (3)                   42           Executive Vice President and                        50
                                                                 Chief Financial Officer of UBS and Bank

------------------
Footnote Information Concerning Executive Officers

(1) Ms. Smalls was elected as a director and was appointed as President and Chief Executive Officer in June 2000. Prior to that, Ms. Smalls was Senior Vice President of Human Resources and Compliance from October 1993 to May 2000.
(2) The President and Chief Executive Officer, currently Evelyn F. Smalls, acts as Trustee of certain voting trust agreements (the "Voting Trusts") pursuant to which Fahnstock, Inc deposited 5,209 shares of Common Stock of UBS.
(3) Ms. Hudson-Nelson was appointed Senior Vice President and Chief Financial Officer in June 2000. Prior to that, Ms. Hudson-Nelson was Vice President and Controller from January 1992 to May 2000. In May 2002, Ms. Hudson-Nelson was promoted to Executive Vice President and Chief Financial Officer.

     The Board of Directors of the Company and the Bank has determined that all of its members are independent and meet the independence requirements of THE NASDAQ Stock Market ("NASDAQ") except Evelyn F. Smalls. Because Ms. Smalls is the President and Chief Executive Officer of the Company and the Bank she is not independent as defined by NASDAQ.


                                 CODE OF ETHICS

    The Company and the Bank has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer.
The Code meets the requirement of a code of ethics for the Company's and the Bank's principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC's Regulation S-K.
Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.

The Company will provice, without charge, a copy of its Code of Business Conduct and Ethics to any person who requests a copy of the Code. A copy of the Code may be requested by writing to the President of the Company at United Bank of Philadelphia at 300 North Third Street, Philadelphia, PA 19106-1101

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that UBS' directors and executive officers file reports of their holdings of UBS' Common Stock with the Securities and Exchange Commission (the "Commission"). Based on UBS' records and other information available to UBS believes that the Commission's Section 16(a) reporting requirements applicable to UBS' directors and executive officers were complied with for UBS' fiscal year ended December 31, 2003. There were no reportable transactions during this period."


                        ITEM 11 -- EXECUTIVE COMPENSATION


         The following information relates to all plan and non-plan compensation awarded to, earned by, or paid to (i) Evelyn F. Smalls, the President and Chief Executive Officer of the Bank , and (ii) Brenda M. Hudson-Nelson, Executive Vice President and Chief Financial Officer of the Bank, the only persons who were serving as executive officers of the Bank at December 31, 2003 (Ms. Smalls and Ms. Hudson-Nelson are hereinafter sometimes collectively referred to as the "Named Executive Officers").

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

                                                                      Annual Compensation(1)
                                                                      ----------------------
                                                                                Stock        All Other
 Name and Principal Position During 2002           Year    Salary     Bonus    Options    Compensation(2)
---------------------------------------            ----    ------    -------   -------    ---------------
                                                                       ($)       (#)            ($)
Evelyn F. Smalls                                   2003   $139,050     --        --             --
President and Chief Executive Officer              2002   $148,009     --        --             --
of UBS and the Bank                                2001   $141,000     --        --             --

Brenda M. Hudson-Nelson                            2003   $ 97,850     --        --             --
Executive Vice President and Chief Financial       2002   $102,112     --        --             --
Officer of UBS and the Bank                        2001   $100,900     --        --             --

------------------
(1) Amounts are not included in the Bonus, Stock Option and All Other Compensation columns of the table because no compensation of this nature was paid by UBS or the Bank and the restricted stock awards and long term incentive payouts columns are not included in the Compensation Table since these benefits are not made available by UBS or the Bank.

(2) The Commission's compensation disclosure rules require the use, where applicable, of a series of tables to describe various types of compensation paid to the specified executive officers. The use of a specific table or column in a table is not required by the Commission's rules if no compensation was paid or awarded to the named executives. Only the tables or columns required to be used by the Commission's rules, because of the compensation paid to the specified executive officers, have been used in this Proxy Statement.

Executive Employment Agreements

     The Bank entered into an Employment Agreement with Evelyn F. Smalls dated June 12, 2000 to serve as the Bank's President and Chief Executive Officer. The initial term of the Employment Agreement is two (2) years, unless extended or terminated. In June 2002, the Employment Agreement was extended for two (2) years. The Employment Agreement provides for an annual base salary of $135,000 that may be increased, but not decreased. Under her Employment Agreement, Ms. Smalls has an opportunity to receive an annual initial cash bonus (the "Initial Cash Bonus") of 12% of her annual base salary and an annual additional cash bonus (the "Additional Cash Bonus") of 12% of her annual base salary in calendar years 2002 and 2003, based on performance targets specified in the Employment Agreement which are based on the annual earnings of the Bank.

     The Bank entered into an Employment Agreement with Brenda M. Hudson-Nelson dated June 12, 2000 to serve as the Bank's Senior Vice President and Chief Financial Officer. The initial term of the Employment Agreement is two (2) years, unless extended or terminated. In June 2002, the Employment Agreement was extended for two (2) years. The Employment Agreement provides for an annual base salary of $95,000 that may be increased, but not decreased. Under her Employment Agreement, Ms. Hudson-Nelson has an opportunity to receive an annual initial cash bonus (the "Initial Cash Bonus") of 12% of her annual base salary and an annual additional cash bonus (the "Additional Cash Bonus") of 12% of her annual base salary in calendar years 2000 and 2001, based on performance targets specified in the Employment Agreement which are based on the annual earnings of the Bank.

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

                         Equity Compensation Plan Table

--------------------------------------------------------------------------------------------------
                                (a)                    (b)                      (c)
--------------------------------------------------------------------------------------------------
Plan Category           Number of Securities    Weighted average      Number of securities
                        to be issued upon       exercise price        remaining available for
                        exercise of             of outstanding        future issuance under equity
                        outstanding options,    options, warrants,    compensation plans
                        warrants and rights     and rights            (excluding securities
                                                                      reflected in column (a))
--------------------------------------------------------------------------------------------------
Equity compensation plans      29,694                 $8.54                    70,306
approved by security holders
--------------------------------------------------------------------------------------------------
Equity  compensation plans not      -                     -                         -
approved by security holders
--------------------------------------------------------------------------------------------------
     Total                     29,694                 $8.54                    70,306
==================================================================================================


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to UBS, as of March 15, 2004 (1), with respect to the only persons to UBS' knowledge, who may be beneficial owners of more than 5% of UBS' Common Stock.
                                                               Percentage of
                                    Amount and Nature of        Outstanding
                                    Beneficial Ownership        Corporation
Name and Address                       of Corporation          Common Stock
of Beneficial Owner                     Common Stock               Owned
-------------------------------------------------------------------------------
Philadelphia Municipal                     71,667                  8.67%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania  19102

Wachovia Corporation(2)                    50,000                  6.05%
1 Wachovia Center
Charlotte, NC 28288

------------------
(1) As of March 15, 2004, there were 826,922 shares of UBS' voting Common Stock outstanding. (2) Wachovia Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.


            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors and executive officers of the UBS and Bank and the entities with which they are associated were customers of and had banking transactions with the Bank in the ordinary course of its business during the year 2003. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Bank management, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.


              ITEM 14 -- Principal Accountanting Fees and Services

     The following table presents the fees for each of the last two fiscal years for the principal accounts of UBS by category:

                                                   2003         2002
                                                ---------     --------

       Audit Fees............................   $ 83,500      $ 73,500
       Audit-related fees....................     15,750        13,500
       Tax fees..............................      7,000         4,500
       All other fees........................          -             -
                                                --------      --------
          Total fees.........................   $106,250      $ 91,500
                                                ========      ========

     The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for UBS by its independent auditor, subject to the minimus exceptions for non-audit services described in Section 10A (I) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

                                     PART IV

  ITEM 15 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report of United Bancshares, Inc.:

(a) 1.  Financial Reports of United Bancshares, Inc.                        Page
        --------------------------------------------                        ----

        Report of Independent Certified Public Accountants, March 15, 2004...51

        Consolidated Balance Sheets at December 31, 2003 and 2002............52

        Consolidated Statements of Operations for the three years ended
           December 31, 2003.................................................53

        Consolidated Statements of Changes in Shareholders' Equity for the
            three years ended December 31, 2003..............................54

        Consolidated Statements of Cash Flows for the three years ended
            December 31, 2003................................................55

        Notes to Consolidated Financial Statements...........................56


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

      (3(i))   Articles of Incorporation
                 (Incorporated by reference to Registrant's 1998 Form 10-K).

      (3(ii))  Bylaws
                 (Incorporated by reference to Registrant's 1997 Form 10-K).

      (9.1)    Voting Trust Agreement with NationsBank
                 (Incorporated by reference to Registrant's 1997 Form 10-K).

      (9.2)    Voting Trust Agreement with Fahnstock
                 (Incorporated by reference to Registrant's 1997 Form 10-K).

      (10)     Material Contracts

               a)   Lease  for  branch   office   located  at  Two  Penn  Center
                    (Incorporated by reference to Registrant's 2002 Form 10K)

               b) Lease for branch office located at 1620 Wadsworth Avenue (Incorporated by reference to Registrant's 2002 Form 10K)

               c) Lease for branch office located at 3750 Lancaster Avenue (Incorporated by reference to Registrant's 2002 Form 10K)

               d) Lease for branch office located at 1015 North Broad Street (Incorporated by reference to Registrant's 2002 Form 10K)

               e) Evelyn F. Smalls' Employment Agreement (Incorporated by reference to Registrant's 2002 Form 10K)

               f) Brenda Hudson-Nelson's Employment Agreement (Incorporated by reference to Registrant's 2002 Form 10K)

               g) Brokerage Services Agreement (Dual Employee Program) by and between UVEST Financial Services Group, Inc. and the United Bank of Philadelphia, dated July 17, 2002 (Incorporated by reference to Registrant's 2002 Form 10K).

               h) Long Term Incentive Compensation Plan (Incorporated by reference to Registrant's 1992 Form 10)

      (11)    Statement of Computation  of Earnings Per Share.
              Included at Footnote 16 of the Financial Statements hereof.

      (12) Statement of Computation of Ratios. Included at Footnote 14 of the Financial Statements hereof.

              c) Not applicable.

      (13)    Annual Report to Security Holders

      (14)    Code of Ethics

      (21)    Subsidiaries of Registrant

              Name                                    State of Incorporation
              ----                                    ----------------------
              United Bank of Philadelphia             Pennsylvania

      (31)    Certification of Annual Report

      (31.1)  Certification of the Chief Executive Officer Pursuant to
              Section 302 of the Sabanes-Oxley Act of 2002.

      (31.2)  Certification of the Chief  Financial  Officer  Pursuant  to
              Section 302 of the Sarbanes-Oxley Act of 2002.

      (32)    Certification Pursuant to issue of Section 1350

               (A) Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.

               (B) Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

      (99)    Additional Exhibits

               (A) Exhibit 99 Registrants Proxy Statement for its Annual Shareholders Meeting held on July 25, 2003 is attached hereto as Exhibit 99(A).


          b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED BANCSHARES, INC.

                                   /s/  Evelyn F. Smalls
                                   -------------------------------------------
                                   Evelyn F. Smalls, President & CEO, Director

Date: March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the date indicated.
                                                                     DATE
                                                                     ----

/s/  Evelyn F. Smalls                                            March 30, 2004
-------------------------------------------
Evelyn F. Smalls, President & CEO, Director


/s/  Brenda M. Hudson-Nelson                                     March 30, 2004
------------------------------------------
Brenda M. Hudson-Nelson, EVP, CFO


/s/  L. Armstead Edwards                                         March 30, 2004
------------------------------------------
L. Armstead Edwards, Chairman, Director


/s/  Steven L. Sanders                                           March 30, 2004
------------------------------------------
Steven L. Sanders, Vice Chairman, Director


/s/  Marionette Y. Wilson(Frazier)                               March 30, 2004
------------------------------------------
Marionette Y. Wilson(Frazier), Assistant Secretary, Director


/s/  Angela M. Huggins                                           March 30, 2004
------------------------------------------
Angela M. Huggins, Treasurer, Director


/s/  William B. Moore                                            March 30, 2004
------------------------------------------
William B. Moore, Secretary, Director


/s/  Bernard E. Anderson                                         March 30, 2004
------------------------------------------
Bernard E. Anderson, Director


/s/  David R. Bright                                             March 30, 2004
------------------------------------------
David R. Bright, Director


/s/  Joseph T. Drennan                                           March 30, 2004
------------------------------------------
Joseph T. Drennan, Director


/s/  Ernest L. Wright                                            March 30, 2004
------------------------------------------
Ernest L. Wright, Director

               Report of Independent Certified Public Accountants


Shareholders and Board of Directors
United Bancshares, Inc. and Subsidiary


     We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Bank will continue as a going concern. As discussed in Note 2 to the financial statements the Bank entered into a written agreement (Agreement) with its primary regulators dated February 23, 2000. As of December 31, 2003 the Bank was not in compliance with certain requirements of the Agreement. Not meeting these requirements, losses incurred in the current year and the results of a recent regulatory examination, could expose the Bank to possible further regulatory actions. As more fully discussed in Note 2, these matters raise substantial doubt about the Bank's ability to continue as a going concern. The ability of the Bank to continue as a going concern is dependent on many factors, including achieving the required capital levels, earnings and fully complying with the Agreement. Management's plans with respect to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 27, 2004

                     United Bancshares, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

Assets                                                                                 2003               2002
                                                                                   ------------       ------------
Cash and due from banks......................................................       $ 4,318,584       $ 4,541,667
Interest-bearing deposits with banks.........................................           874,362           865,421
Federal funds sold...........................................................         1,500,000        10,122,000
                                                                                    -----------       -----------
          Cash and cash equivalents..........................................         6,692,946        15,529,088

Investment securities:
    Available-for-sale, at fair market value.................................         8,933,216        14,334,360
    Held-to-maturity, at amortized cost (fair market value of $6,772,762
       and $7,442,870 in 2003 and 2002, respectively)........................         6,703,476         7,183,403
Loans, net of unearned discount of $43,181 and $87,124 in 2003
    and 2002, respectively...................................................        47,028,397        44,133,190
Less allowance for loan losses...............................................          (338,574)         (674,550)
                                                                                    -----------       -----------
          Net loans..........................................................        46,689,823        43,458,640

Bank premises and equipment, net.............................................         2,772,153         2,612,608
Accrued interest receivable..................................................           380,583           555,006
Intangible assets............................................................         1,738,436         1,937,221
Prepaid expenses and other assets............................................           806,734           433,793
                                                                                    -----------       -----------
          Total assets.......................................................       $74,717,367       $86,044,119
                                                                                    ===========       ===========

Liabilities and Shareholders' Equity

Liabilities:
    Demand deposits, noninterest-bearing.....................................       $16,112,983       $20,453,455
    Demand deposits, interest-bearing........................................        10,430,349        12,837,464
    Savings deposits.........................................................        19,309,126        20,494,208
    Time deposits, under $100,000............................................        10,349,830        10,882,722
    Time deposits, $100,000 and over.........................................        10,914,535        12,261,455
                                                                                    -----------       -----------
                                                                                     67,116,823        76,929,304

    Accrued interest payable.................................................            77,775           156,219
    Accrued expenses and other liabilities...................................           287,876           458,455
                                                                                    -----------       -----------
          Total liabilities..................................................        67,482,474        77,543,978
                                                                                    -----------       -----------

Shareholders' equity:
    Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding in 2003 and 2002, respectively; 6,308 shares held in treasury at
       December 31, 2003.....................................................             1,368             1,432
    Common stock, $0.01 par value; 2,000,000 shares authorized;
       1,068,588 and 1,102,088 issued and outstanding in 2003 and
       2002, respectively....................................................            10,686            11,021
    Treasury Stock, 33,500 shares at December 31, 2003.......................                 -                 -
    Additional paid-in-capital...............................................        14,749,852        14,749,453
    Accumulated deficit......................................................        (7,614,662)       (6,499,197)
    Accumulated other comprehensive income ..................................            87,649           237,432
                                                                                    -----------       -----------
          Total shareholders' equity.........................................         7,234,893         8,500,141
                                                                                    -----------       -----------
          Total liabilities and shareholders' equity.........................       $74,717,367       $86,044,119
                                                                                    ===========       ===========

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                      2003              2002             2001
                                                                  ------------      ------------     ------------
Interest income:
    Interest and fees on loans.................................    $ 2,912,547       $ 3,006,367      $ 3,595,477
    Interest on investment securities..........................        805,655         1,446,072        1,750,549
    Interest on federal funds sold.............................         97,599           169,071          281,540
    Interest on time deposits with other banks.................         21,002            10,921            8,701
                                                                   -----------        ----------       ----------
          Total interest income................................      3,836,803         4,632,431        5,636,267
                                                                   -----------        ----------       ----------
Interest expense:
    Interest on time deposits..................................        374,297           662,493        1,080,533
    Interest on demand deposits................................         83,267           114,399          178,059
    Interest on savings deposits...............................         89,020           129,227          317,489
    Interest on borrowed funds.................................              -                 -               75
                                                                   -----------        ----------       ----------
          Total interest expense...............................        546,584           906,119        1,576,156
                                                                   -----------        ----------       ----------
          Net interest income..................................      3,290,219         3,726,312        4,060,111
Provision for loan losses......................................        565,000           175,000          335,000
                                                                   -----------        ----------       ----------
          Net interest income after provision for loan losses..      2,725,219         3,551,312        3,725,111
                                                                   -----------        ----------       ----------
Noninterest income:
    Gain on sale of loans......................................         57,061                 -              -
    Customer service fees......................................      1,653,008         1,927,838        2,202,489
    Gain on sale of investments................................              -            25,789           78,456
    Gain on sale of fixed assets...............................              -            48,054           84,090
    Other income...............................................        180,837           325,337           77,998
                                                                   -----------        ----------       ----------
          Total noninterest income.............................      1,890,906         2,327,018        2,443,033
                                                                   -----------        ----------       ----------
Noninterest expense:
    Salaries, wages and employee benefits......................      2,204,583         2,344,746        2,664,660
    Occupancy and equipment....................................      1,224,719         1,293,803        1,609,539
    Office operations and supplies.............................        453,202           433,557          454,200
    Marketing and public relations.............................        113,552            82,692          109,367
    Professional services......................................        220,765           283,671          232,662
    Data processing............................................        661,939           639,854          808,012
    Deposit insurance assessments..............................         33,501            36,258          150,042
    Other operating............................................        819,329           980,332        1,009,165
                                                                   -----------        ----------       ----------
          Total noninterest expense............................      5,731,590         6,094,913        7,037,647
                                                                   -----------        ----------       ----------
          Net loss.............................................    $(1,115,465)       $ (216,583)      $ (869,503)
                                                                   ===========        ==========       ==========
Net loss per common share--basic and diluted....................   $     (1.03)       $    (0.20)      $    (0.79)
                                                                   ===========        ==========       ==========
Weighted average number of common shares.......................      1,084,694         1,101,247        1,099,520
                                                                   ===========        ==========       ==========

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2003, 2002 and 2001

                               Series A                                                        Accumulated     Total       Compre-
                            preferred stock      Common stock       Additional                    other        share-      hensive
                           ----------------   ------------------     paid-in     Accumulated  comprehensive   holders'     income
                            Shares   Amount    Shares    Amount      capital       deficit    income (loss)    equity      (loss)
                           --------  ------   --------  --------   -----------  ------------  ------------   ---------     ------
Balance at
 December 31, 2000........ 143,150   $1,432   1,099,421  $10,994   $14,717,484  $(5,413,111) $   32,710    $9,349,509
   Proceeds from issuance
    of common stock.......                          967       10        11,586                                 11,596
   Unrealized gains on
    investment securities.                                                                       66,109        66,109   $    66,109
   Net loss...............                                                         (869,503)                 (869,503)     (869,503)
                           -------   ------   ---------  -------   -----------  -----------  ----------    ----------   -----------
Total comprehensive
 income (loss)............                                                                                              $ (803,394)
                                                                                                                        ===========
Balance at
 December 31, 2001........ 143,150    1,432   1,100,388   11,004    14,729,070   (6,282,614)     98,819     8,557,711
   Proceeds from issuance
    of common stock.......                                 1,700            17       20,383                    20,400
   Unrealized gains on
    investment securities.                                                                      138,613       138,613       138,613
    Net loss..............                                                         (216,583)                 (216,583)     (216,583)
                           -------   ------   ---------  -------   -----------  -----------  ----------    ----------   -----------
Total comprehensive
 income (loss)............                                                                                              $   (77,970)
                                                                                                                        ===========
Balance at
 December 31, 2002........ 143,150    1,432   1,102,088   11,021    14,749,453   (6,499,197)    237,432     8,500,141
   Treasury Stock.........  (6,408)     (64)    (33,500)    (335)          399                                      -
   Unrealized losses on
    investment securities.                                                                     (149,783)     (149,783)     (149,783)

    Net loss..............                                                                   (1,115,465)   (1,115,465)   (1,115,465)
                           -------   ------   ---------  -------   -----------  -----------  ----------    ----------   -----------
Total comprehensive
 income (loss)............                                                                                              $(1,265,248)
                                                                                                                        ===========
Balance at
 December 31, 2003........  36,842   $1,368   1,068,588  $10,686   $14,749,852  $(7,614,662) $   87,649    $7,234,893
                           =======   ======   =========  =======   ===========  ============ ==========    ==========

         The accompanying notes are an integral part of this statement.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                      2003              2002             2001
                                                                  ------------      ------------     ------------
Cash flows from operating activities:
    Net loss...................................................   $ (1,115,485)     $   (216,583)    $   (869,503)
    Adjustments to reconcile net loss to net cash
          (used in)provided by operating activities:
       Provision for loan losses...............................        565,000           175,000          335,000
       Gain on sale of loans...................................        (57,061)                               -
       Gain on sale of fixed assets............................              -           (48,054)         (84,090)
       (Gain)loss on sale of investment securities.............              -           (25,789)         (78,456)
       Depreciation and amortization...........................        688,247           673,361          772,742
       (Increase) decrease in accrued interest receivable and
          other assets.........................................       (198,518)          702,412          (35,995)
       Decrease in accrued interest payable and
          other liabilities....................................       (249,024)          (73,151)        (257,763)
                                                                  ------------      ------------     ------------
          Net cash (used in) provided by operating activities..       (366,820)        1,187,196         (218,065)
                                                                  ------------      ------------     ------------

Cash flows from investing activities:
    Purchase of available-for-sale investments.................     (3,200,237)      (10,792,294)     (14,859,870)
    Purchase of held-to-maturity investments...................     (3,510,938)       (2,247,096)      (3,145,558)
    Proceeds from maturity and principal reductions of
       available-for-sale investments..........................      8,414,626         9,936,685        8,674,401
    Proceeds from maturity and principal reductions of
       held-to-maturity investments............................      3,967,709         6,568,297       15,315,665
    Proceeds from sale of investments available-for-sale.......              -         1,091,063        3,487,208
    Proceeds from sale of student loans........................      3,054,429                 -              -
    Purchase of loans from other financial institutions........     (9,325,656)                -              -
    Net (increase)decrease in loans............................      2,532,105        (1,341,919)       2,116,573
    Purchase of premises and equipment.........................       (588,878)         (182,004)         (78,265)
                                                                  ------------      ------------     ------------
          Net cash used in investing activities................      1,343,161         3,032,732       11,510,154
                                                                  ------------      ------------     ------------

Cash flows from financing activities:
    Net decrease in deposits...................................     (9,812,482)       (2,493,218)      (3,815,587)
    Net proceeds from issuance of common stock.................              -            20,400           11,596
                                                                  ------------      ------------     ------------
          Net cash used in financing activities................     (9,812,482)       (2,472,818)      (3,803,991)
                                                                  ------------      ------------     ------------
          Net (decrease) increase in cash and cash equivalents.     (8,836,142)        1,747,110        7,488,098
                                                                  ------------      ------------     ------------

Cash and cash equivalents at beginning of year.................     15,529,088        13,781,978        6,293,880
                                                                  ------------      ------------     ------------

Cash and cash equivalents at end of year.......................   $  6,692,946      $ 15,529,088     $ 13,781,978
                                                                  ============      ============     ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest.....................   $    468,141      $  1,013,450     $  1,542,963
                                                                  ============      ============     ============

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002, and 2001


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

    Derivative Note for Investment Securities

    The Bank adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, as of January 1, 2001. The statement requires the Company to recognize all derivative instruments at fair value as either assets or liabilities. Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. The Bank does not have any derivative instruments at December 31, 2003, 2002 or 2001.

    The Bank adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    The Company adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At December 31, 2003, the Company was contingently liable on financial and performance standby letters of credit totaling $57,000, none of which were originated this year. The Company's commitments under standby letters of credit expire at various dates through June 2004. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

    Loans Held-for-Sale

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

    The Bank accounts for its transfers and servicing financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for transfers of financial assets and collateral. Transfers of financial assets, for which the Bank has surrendered control, are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

    Loans held-for-sale are carried at the aggregate of lower of cost or market value. The Bank had no loans held for sale as of December 31, 2003.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, SFAS No. 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of this statement did not have an impact
    o n the financial condition or results of operations of the Company.

    Income Taxes

    The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    At December 31, 2003, the Company had one stock-based employee compensation plan, which is more fully described in note 12. The Bank account for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net income and earnings (loss) per share if the Bank had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                        Year ended December 31,
                                                        -----------------------
       (In thousands)                                     2003           2002
                                                        ---------     ---------
       Net loss
          As reported..................................  $(1,115)     $   (217)
             Less: Stock-based compensation costs
                   determined under fair value-based
                   Method for all awards...............        -             -
          Pro forma....................................  $(1,115)     $   (217)

       Basic and Diluted loss per share
          As reported..................................  $  (1.03)    $  (0.20)
          Pro forma....................................  $  (1.03)    $  (0.20)

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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





                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.

    Intangible Assets

    On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. As a result of the acquisition, the Bank recorded a core deposit intangible of 2,449,488. The core deposit intangible is being amortized over 14 years. Amortization totaled $178,078, $178,078 and $178,078 for the year ended December 31, 2003, 2002, and 2001, respectively. The Bank tested the core deposit intangible for impairment. No impairment has been recognized.

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

                        December 31, 2003, 2002, and 2001


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

    Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the 2003 presentation.

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







                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                                                                        December 31, 2003
                                                            ------------------------------------------
                                                            Before tax        Tax           Net of tax
                                                              amount     benefit(expense)     amount
                                                            ----------   ---------------    ----------
    Unrealized losses on securities
       Unrealized holding losses arising during period....  $ (223,555)    $   73,772       $(149,783)
       Less: reclassification adjustment for gains
          realized in net income..........................           -              -               -
                                                            ----------     ----------       ---------
    Other comprehensive income(loss), net.................  $ (223,555)    $   73,772       $(149,783)
                                                            ==========     ==========       =========

                                                                        December 31, 2002
                                                            ------------------------------------------
                                                            Before tax        Tax           Net of tax
                                                              amount     benefit(expense)     amount
                                                            ----------   ---------------    ----------
    Unrealized  gains on securities
       Unrealized holding losses arising during period      $  232,674     $  (76,782)      $ 155,892
       Less: reclassification adjustment for gains
          realized in net income                                25,789         (8,510)         17,279
                                                            ----------      ---------       ---------
    Other comprehensive income, net                         $  206,885     $  (68,272)      $ 138,613
                                                            ==========     ==========       =========

                                                                       December 31, 2001
                                                            ------------------------------------------
                                                            Before tax        Tax           Net of tax
                                                              amount     benefit(expense)     amount
                                                            ----------   ---------------    ----------
    Unrealized gains on securities
       Unrealized holding gains arising during period       $  177,126     $  (58,451)      $ 118,675
       Less: reclassification adjustment for gains
          realized in net income                                78,456        (25,890)         52,566
                                                            ----------     ----------       ---------
    Other comprehensive income, net                         $   98,670     $  (32,561)      $  66,109
                                                            ==========     ==========       =========

New Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


2.   REGULATORY AGREEMENT

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

     As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, at February 29, 2004, the tier one leverage ratio had improved to 7.29% as a result of a $265,000 recovery on a previously charged-off loan. Management continues to review and revise its capital plan to address the development of new equity. One significant element of the Bank's capital plan is the sale of bank-owned property including the corporate offices located at 300 North 3rd Street and its remote parking lot. Both are scheduled to be sold in 2004 to generate substantial gains to re-capitalize the Bank.

     A regulatory examination completed in February 2004 determined that the Bank was not in compliance certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan for 2004 and the charge-off of all loans for which the full collection appears unlikely.

     A profit restoration plan was developed and continues to be implemented. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part of the Bank's profit restoration plan, upon expiration of the lease in May 2004, the Bank's Two Penn Center branch will be closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost.

     While expense reductions continue to be achieved, a greater impact will be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Increased loan volume will result in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to increase the level of loans outstanding to achieve profitability.

     Also, revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of new products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent.

     As a result of all of the actions referred to above, Management strongly believes that the Bank is now "substantially" in compliance with the Agreement's terms and conditions and will continue to operate as an independent financial institution for the foreseeable future.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


3.  CASH AND DUE FROM BANK BALANCES

    The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2002.


4.  INVESTMENTS

    The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2003 and 2002 are as follows:

                                                                                2003
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                      Amortized      unrealized      unrealized        Market
                                                        cost            gains          losses          value
                                                    -----------      ----------      ----------     -----------
       Available-for-sale:
          U.S. Government agency securities......   $ 2,250,000       $   5,705       $             $ 2,255,705
          Mortgage-backed securities.............     6,157,392         130,575         (5,459)       6,282,508
                                                    -----------       ----------       --------      -----------

          Total debt securities..................     8,407,392         136,280         (5,459)       8,538,213
          Investments in mutual funds............       107,653                                         107,653
          Other investments......................       287,350                                         287,350
                                                    -----------       ---------       --------      -----------
                                                    $ 8,802,395       $ 136,280       $ (5,459)     $ 8,933,216
                                                    ===========       =========       ========      ===========

       Held-to-maturity:
          U.S. Government agency securities......   $ 2,250,000       $   7,907       $(24,845)     $ 2,233,062
          Mortgage-backed securities.............     4,453,476          93,147         (6,923)       4,539,700
                                                    -----------       ----------      --------      -----------
                                                    $ 6,703,476       $ 101,054       $(31,768)     $ 6,772,762
                                                    ===========       =========       ========      ===========






                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


4.  INVESTMENTS - Continued

                                                                                2002
                                                    -------------------------------------------------------------
                                                                        Gross           Gross
                                                      Amortized      unrealized      unrealized        Market
                                                        cost            gains          losses          value
                                                    -----------      ----------      ----------     -----------
        Available-for-sale:
          Other Government securities............   $ 4,299,596      $   62,189       $             $ 4,361,785
          Mortgage-backed securities.............     9,286,548         292,187                       9,578,735
                                                    -----------      ----------       --------      -----------

          Total debt securities..................    13,586,144         354,376                      13,940,520
          Investments in mutual funds............       106,490                                         106,490
          Other investments......................       287,350                                         287,350
                                                    -----------      ----------       --------      -----------
                                                    $13,979,984      $  354,376       $      -      $14,334,360
                                                    ===========      ==========       ========      ============

       Held-to-maturity:
          Other Government securities............   $   500,000      $    8,985       $             $   508,985
          Mortgage-backed securities.............     6,683,403         250,482                       6,933,885
                                                    -----------      ----------       --------      -----------
                                                    $ 7,183,403      $  259,467       $      -      $ 7,442,870
                                                    ===========      ==========       ========      ===========

    The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2003 (in thousands):


                                           Less than 12 months         12 months or longer             Total
                              Number     ----------------------     -----------------------    ---------------------
       Description of          of          Fair      Unrealized      Fair        Unrealized     Fair      Unrealized
         Securities         securities     value       losses        value         losses       value       losses
     -------------------   ------------  --------   -----------     --------     ----------    ------     ----------

      U.S. Government
      agency securities         3         $1,475        $25           $ -         $  -          $1,475        $25

      Mortgage-backed
      securities                7          2,445         12             -            -           2,445         12
                              ---         ------        ---           ---         ----          ------        ---

     Total temporarily
      impaired investment
      securities               10         $3,920        $37           $ -         $  -          $3,920        $37
                              ===         ======        ===           ===         ====          ======        ===






                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


4.  INVESTMENTS - Continued

    Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2003.

    Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2003 were as follows. Expected maturities may differ from contractual maturities.

                                                                                     Amortized         Market
                                                                                       cost            value
                                                                                    -----------     -----------
       Available-for-sale:
          Due after one month through three years................................   $         -     $         -
          Due after three year through five years................................     1,250,000       1,250,000
          Due after five years through fifteen years.............................     1,000,000       1,005,705
          Mortgage-backed securities.............................................     6,157,392       6,282,508
                                                                                    -----------      ----------

          Total debt securities..................................................     8,407,392       8,538,213
          Investments in mutual funds............................................       107,653         107,653
          Other investments......................................................       287,350         287,350
                                                                                    -----------      ----------
                                                                                    $ 8,802,395     $ 8,933,216
                                                                                    ===========     ===========

       Held-to-maturity:
          Due in one month through three years...................................   $               $
          Due after three years through five years...............................
          Due after five years through fifteen years.............................     2,250,000       2,233,062
          Mortgage-backed securities.............................................     4,453,476       4,539,700
                                                                                    -----------     -----------
                                                                                    $ 6,703,476     $ 6,772,762
                                                                                    ===========     ===========



                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


4.  INVESTMENTS - Continued

    The Bank recorded a gain of $25,789 on the sale of investments during the year ended December 31, 2002. The Bank recorded a gain of $78,456 on the sale of investments during the year ended December 31, 2001.

    As of December 31, 2003 and 2002, investment securities with a book value of $7,451,203 and $7,250,989, respectively, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.


5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    The composition of the net loans is as follows:

       Assets                                                                           2003            2002
                                                                                    ------------    ------------

       Commercial and industrial.................................................   $ 11,361,087    $ 10,854,697
       Commercial real estate....................................................     11,862,638      11,897,622
       Residential mortgages.....................................................     15,109,802      13,560,602
       Consumer loans............................................................      8,694,870       7,820,269
                                                                                    ------------     -----------
          Total loans............................................................     47,028,397      44,133,190
       Less allowance for loan losses............................................      (338,574)       (674,550)
                                                                                    ------------    ------------
          Net loans..............................................................   $ 46,689,823    $ 43,458,640
                                                                                    ============    ============


    As of December 31, 2003 and 2002, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $808,000 and $839,000, respectively. During 2003 and 2002, there were no new loans to related parties and repayments amounted to $65,000 and $249,000, respectively.

    The balance of impaired loans was $1,124,000 and $1,951,000 as of December 31, 2003 and 2002, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $1,124,000 and $651,000 of non-accrual loans at December 31, 2003 and 2002, respectively. The allowance for loan loss associated with the $1,124,000 of impaired loans was $75,000 at December 31, 2003. A portion of impaired loans, $897,000, is guaranteed by the SBA. Interest income recognized on impaired loans during 2003 and 2002 was $67,000 and $104,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

    At December 31, 2003 and 2002, unamortized deferred fees and costs totaled $107,676 and $108,670, respectively.




                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


5.  LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

    Changes in the allowance for possible loan losses are as follows:

                                                                     2003              2002            2001
                                                                  ----------        ----------      ----------

       Balance, beginning of year..............................   $  674,550        $  708,156      $  562,174
       Provision...............................................      565,000           175,000         335,000
       Charge-offs.............................................     (972,938)         (361,656)       (321,681)
       Recoveries..............................................       71,962           153,050         132,663
                                                                  ----------        ----------      ----------

       Balance, end of year....................................   $  338,574        $  674,550      $  708,156
                                                                  ==========        ==========      ==========

    The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. At December 31, 2003, approximately 20% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.


6.  BANK PREMISES AND EQUIPMENT

    The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                                   Estimated
                                                                  useful life          2003            2002
                                                                  -----------       -----------     -----------
       Buildings and leasehold improvements....................    10-15 years      $ 3,181,656     $ 2,870,558
       Furniture and equipment.................................     3-7 years         1,542,140       1,411,250
                                                                                    -----------     -----------
                                                                                      4,723,796       4,281,808
       Less accumulated depreciation...........................                      (1,951,643)     (1,669,200)
                                                                                    -----------     -----------
                                                                                    $ 2,772,153     $ 2,612,608
                                                                                    ===========     ===========

    The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2003, 2002, and 2001 was $329,878, $364,469 and
    $465,825.

    Future minimum lease payments under operating leases are as follows:

                                                             Operating
       Year ending December 31,                               leases
       ------------------------                              --------
       2004.................................................$  134,110
       2005.................................................    69,841
       2006.................................................    71,184
       2007.................................................    69,255
       Thereafter...........................................    48,929
                                                            ----------
       Total minimum lease payments.........................$  393,319
                                                            ==========

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


7.  DEPOSITS

    At December 31, 2003, the scheduled maturities of time deposits (certificates of deposit) are as follows (dollars in thousands):

       2004.................................................$   19,623
       2005.................................................       732
       2006.................................................       752
       2007.................................................        11
       Thereafter...........................................       146
                                                            ----------
                                                            $   21,264

8.  BORROWINGS

    As of December 31, 2003, the Bank has outstanding two borrowing arrangements with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions.
    As of December 31, 2003, the Bank had no borrowings outstanding.


9.  CAPITAL STOCK

    In June 2003, a shareholder of the Bank returned 33,500 shares of common stock and 6,308 shares of preferred Series A stock. These shares were returned for no consideration and were recorded as treasury stock by the Bank.

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


10. INCOME TAXES

    At December 31, 2003, the Bank has net operating loss carryforwards of approximately $6,228,000 for income tax purposes that begin to expire in 2008 through 2020.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $2,352,209 and $1,783,520 as of December 31, 2003 and 2002, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:



                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


10. INCOME TAXES - Continued

                                                                                       2003            2002
                                                                                    -----------     -----------
       Deferred tax assets:
          Provision for loan losses..............................................   $   (31,349)    $   105,778
          Unrealized (gains) losses on investment securities.....................       (43,172)       (116,944)
          Depreciation...........................................................       369,277         308,844
          Net operating loss carryforwards.......................................     2,135,303       1,592,020
          Other..................................................................        77,850)       (106,178)
          Valuation allowance for deferred tax assets............................    (2,352,209)     (1,783,520)
                                                                                    -----------     -----------
              Net deferred tax assets............................................   $         -     $         -
                                                                                    ===========     ===========

                                                                       2003             2002            2001
                                                                   ------------     -----------     -----------
       Effective rate reconciliation:
          Tax at statutory rate................................    $  (379,258)     $   (73,638)    $  (295,631)
          Nondeductible expenses...............................          4,325            3,152           2,416
          Increase in valuation allowance......................        494,737           70,486         174,938
          Other................................................       (119,804)               -         118,277
                                                                   -----------      -----------     -----------
              Total tax expense                                    $         -      $         -     $         -
                                                                   ===========      ===========     ===========

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

    Summaries of the Bank's financial instrument commitments are as follows:

                                                      2003             2002
                                                  -----------      -----------

       Commitments to extend credit.............. $ 8,152,988      $ 7,939,136

       Outstanding letters of credit.............      32,155           57,155

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



                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


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

                                                                    2003                      2002
                                                            --------------------      -------------------
                                                            Carrying       Fair       Carrying      Fair
                                                             amount        value       amount       value
                                                            --------     -------      --------     -------
       (Dollars in thousands)
       Assets:
          Cash and cash equivalents.....................    $  6,693     $  6,693     $ 15,529     $ 15,529
          Investment securities.........................      15,637       15,706       21,518       21,777
          Loans, net of allowance for loan losses.......      46,690       46,587       43,459       41,942

       Liabilities:
          Demand deposits...............................      26,543       26,543       33,291       33,291
          Savings deposits..............................      19,309       19,309       20,494       20,494
          Time deposits.................................      21,264       21,264       23,144       23,144

       Off-balance-sheet:
          Commitments to extend credit..................       8,153        8,153        7,939        7,939
          Outstanding letters of credit.................          32           32           57           57


13.  EMPLOYEE COMPENSATION

    In June 2000, the Bank entered into two-year employment agreements with its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits. The agreements expired in 2002 and were renewed for two more years. These agreements provide for guaranteed minimum annual compensation over the term of the contracts. The Company made no stock-based compensation awards to any employee during 2003, 2002 and 2001.

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


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


14.  CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            Condensed Balance Sheets
                                                              December 31,
                                                         ---------------------
   (Dollars in thousands)                                  2003         2002
                                                         --------     --------
   Assets:
      Due from banks (subsidiary)..................      $    289     $    289
      Investment in United Bank of Philadelphia....         6,946        8,211
                                                         --------     --------
          Total assets.............................      $  7,235     $  8,500
                                                         ========     ========
   Shareholders' equity:
      Series A preferred stock.....................      $      1     $      1
      Common stock.................................            11           11
      Additional paid-in capital...................        14,750       14,750
      Accumulated deficit..........................        (7,615)      (6,499)
      Net unrealized holding gains (losses)
        on securities available-for-sale......                 88          237
                                                         --------     --------
              Total shareholders' equity...........      $  7,235     $  8,500
                                                         ========     ========


                       Condensed Statements of Operations

                                                 Year ended December 31,
                                           -----------------------------------
   (Dollars in thousands)                    2003          2002         2001
                                           --------      --------     --------
   Equity in net loss of subsidiary....... $ (1,115)     $   (217)    $   (870)
                                           --------      --------     --------
   Net loss............................... $ (1,115)     $   (217)    $   (870)
                                           ========      ========     ========


                       Condensed Statements of Cash Flows

                                                Year ended December 31,
                                           -----------------------------------
   (Dollars in thousands)                    2003          2002         2001
                                           --------      --------     --------
   Cash flows from operating activities:
     Net loss............................  $ (1,115)     $   (217)    $   (870)
     Equity in net loss of subsidiary....     1,115           217          870
                                           --------      --------     --------
        Net cash provided by
         operating activities............         -             -            -
                                           --------      --------     --------
   Cash flows from investing activities:
   Investment in subsidiary..............         -           (20)         (12)
                                           --------      --------     --------
   Net cash used in investing activities.         -           (20)         (12)
                                           --------      --------     --------
   Cash flows from financing activities:
     Issuance of preferred stock.........         -             -            -
     Issuance of common stock............         -            20           12
                                           --------      --------     --------
        Net cash provided by
          financing activities...........         -            20           12
                                           --------      --------     --------
        Net increase in cash and
          cash equivalents...............         -             -
   Cash and cash equivalents
     at beginning of year................       289           289          289
                                           --------      --------     --------
   Cash and cash equivalents
     at end of year......................  $    289      $    289     $    289
                                           ========      ========     ========


                                  (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


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






                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


15.  REGULATORY MATTERS - Continued

    The most recent notification dated March 11, 2004, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. The Bank's growth, continued losses and the additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios. (Also see Footnote 2 -- Regulatory Agreement above.)

    The Bank's actual capital amounts and ratios are as follows:

                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                               --------------------    --------------------    ---------------------
                                                 Amount      Ratio      Amount       Ratio      Amount      Ratio
                                               --------     -------    --------     -------    --------    -------

       As of December 31, 2003:
       Total capital to risk-weighted assets:
          Consolidated........................  $ 5,748      12.78%     $ 3,621      >8.00%        N/A
          Bank................................    5,459      12.14        3,598       8.00     $ 4,497      10.00%

       Tier I capital to risk-weighted assets:
          Consolidated........................    5,409      12.03        1,810       4.00         N/A
          Bank................................    5,120      11.39        1,799       4.00     $ 2,698      >6.00%

       Tier I capital to average assets:
          Consolidated........................    5,409       7.19        3,020       4.00         N/A
          Bank................................    5,120       6.81        3,008       4.00     $ 3,760      >5.00%

       As of December 31, 2002:
       Total capital to risk-
              weighted assets:
          Consolidated........................  $ 6,854      16.28%     $ 3,391      >8.00%        N/A        N/A
          Bank................................    6,565      15.59        3,368       8.00     $ 4,210      10.00%

       Tier I capital to risk-weighted assets:
          Consolidated........................    6,326      15.02        1,696       4.00         N/A        N/A
          Bank................................    6,037      14.34        1,684       4.00     $ 2,526      >6.00%

       Tier I capital to average assets:
          Consolidated........................    6,326       7.46        3,402       4.00         N/A        N/A
          Bank................................    6,037       7.12        3,390       4.00     $ 4,238      >5.00%



                                  (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


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


17.  EARNINGS PER SHARE COMPUTATION

     In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                                              Year ended December 31, 2003
                                                   ---------------------------------------------
                                                       Loss            Shares         Per share
                                                   (numerator)      (denominator)       amount
                                                   -----------      -------------     ---------
    Net loss......................................$ (1,115,465)
                                                  ============
      Basic EPS
        Income available to stockholders......... $ (1,115,465)        1,084,694       $  (1.03)
                                                  ============        ==========       ========


                                                              Year ended December 31, 2002
                                                   ---------------------------------------------
                                                       Loss            Shares         Per share
                                                   (numerator)      (denominator)       amount
                                                   -----------      -------------     ---------
    Net loss.....................................  $   (216,583)
                                                   ============
      Basic EPS
        Income available to stockholders.........  $   (216,583)        1,101,247       $  (0.20)
                                                   ============        ==========       ========

                                                              Year ended December 31, 2001
                                                   ---------------------------------------------
                                                       Loss            Shares         Per share
                                                   (numerator)      (denominator)       amount
                                                   -----------      -------------     ---------
    Net loss.....................................  $   (869,503)
                                                   ============
      Basic loss per share
        Loss available to stockholders...........  $   (869,503)        1,099,520       $  (0.79)
                                                   ============        ==========       ========

    Options to purchase 29,694 shares of common stock were not included in the computation of diluted EPS for the years ended December 31, 2003, 2002 and 2001 because the Company is in a loss position.



                                  (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2003, 2002, and 2001


18.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2003 and 2002, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

                                                                    2003
    (Dollars in thousands)                     ------------------------------------------------
                                                Fourth        Third       Second        First
                                                quarter      quarter      quarter      quarter
                                               ---------    --------     --------     --------

     Interest income                            $    913    $    925     $    990     $  1,008
     Interest expense                                115         129          149          153
                                                --------    --------     --------     --------
        Net interest income                          798         796          841          855

     Provisions for loan losses                      385          60           60           60
                                                --------    --------     --------     --------
        Net interest after provisions
          for loan losses                            413         736          781          795

     Non-interest income                             557         462          409          462
     Non-interest expense                          1,451       1,453        1,422        1,404
                                                --------    --------     --------     --------
        Net (loss) income                       $   (481)   $   (255)    $   (232)    $   (147)
                                                ========    ========     ========     ========

                                                                    2002
    (Dollars in thousands)                     ------------------------------------------------
                                                Fourth        Third       Second        First
                                                quarter      quarter      quarter      quarter
                                               ---------    --------     --------     --------
     Interest income                            $  1,131    $  1,157     $  1,169     $  1,175
     Interest expense                                201         208          232          265
                                                --------    --------     --------     --------

          Net interest income                        930         949          937          910

       Provisions for loan losses                     63          37           38           37
                                                --------    --------     --------     --------

          Net interest after provisions
            for loan losses                          867         912          899          873

       Non-interest income                           492         760          544          531
       Non-interest expense                        1,482       1,487        1,508        1,618
                                                --------    --------     --------     --------
          Net (loss) income                     $   (123)   $    185     $    (65)    $   (214)
                                                ========    ========     ========     ========