Form 10-K/A
period 2003-12-31
UNITED BANCSHARES INC /PA
filed 2004-04-01
CIK 944792

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

     There are 73 pages in the Form 10-K.


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

     A more detailed explanation for each component of earnings is included in the sections below.


    Table 1--Average Balances, Rates, and Interest Income and Expense Summary

                                                                         December 31,
                                                2003                         2002                         2001
                                       -----------------------      -----------------------      ------------------------
                                       Average           Yield/     Average           Yield/     Average           Yield/
(Dollars in thousands)                 balance  Interest  rate      balance  Interest  rate      balance  Interest  rate
                                       -----------------------      -----------------------      ------------------------
Assets:
Interest-earning assets:
    Loans...........................    $45,168  $2,913   6.45%      $42,839  $3,006   7.02%      $45,828  $3,595   7.85%
    Investment securities
      held-to-maturity                    6,479     273   4.21        10,155     626   6.16        14,669     987   6.73
    Investment securities
      available-for-sale                 10,262     553   5.38        13,783     831   6.03        11,758     772   6.57
    Federal funds sold..............      8,498      98   1.15        10,406     169   1.62         7,726     282   3.65
                                        -------  ------              -------  ------              -------  ------
       Total interest-earning assets     70,407   3,837   5.45        77,183   4,632   6.00        79,981   5,636   7.05

Noninterest-earning assets:
    Cash and due from banks.........      4,433                        4,542                        4,801
    Premises and equipment, net.....      2,679                        2,613                        3,214
    Other assets....................      3,922                        2,926                        4,028
    Less allowance for loan losses..       (713)                        (674)                        (576)
                                        -------                      -------                       ------
       Total........................    $80,728                      $86,590                      $91,448
                                        =======                      =======                      =======

Liabilities and shareholders' equity:
Interest-bearing liabilities:
    Demand deposits.................    $11,924  $   83   0.70%      $12,882     114   0.89%      $13,802     178   1.29%
    Savings deposits................     20,241      89   0.44        21,931     129   0.59        24,480     317   1.29
    Time deposits...................     21,565     375   1.74        23,712     662   2.79        24,089   1,081   4.49
    Other borrowed funds............         -        -      -             -       -      -             1       -      -
                                        -------  ------              -------  ------              -------  ------
       Total interest-bearing
         liabilities                     53,730     547   1.02        58,525     906   1.55        62,372   1,576   2.53

Noninterest-bearing liabilities:
    Demand deposits.................     18,439                       19,565                       19,612
    Other...........................          -                            -                          431
Shareholders' equity................      8,559                        8,500                        9,033
                                        -------                      -------                      -------

       Total........................    $80,728                      $86,590                      $91,448
                                        =======                      =======                      =======
Net interest earnings...............    $ 3,290                      $ 3,726                      $ 4,060

Net yield on interest-earning assets                      4.67%                        4.83%                        5.08%


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


     In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.


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

     See Consolidated Financial Statements on pages 47 to 73 hereof.


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

                                     PART IV

  ITEM 15 -- EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report of United Bancshares, Inc.:

(a) 1.  Financial Reports of United Bancshares, Inc.                        Page
        --------------------------------------------                        ----

        Report of Independent Certified Public Accountants, March 15, 2004...47


        Consolidated Balance Sheets at December 31, 2003 and 2002............48

        Consolidated Statements of Operations for the three years ended
           December 31, 2003.................................................49

        Consolidated Statements of Changes in Shareholders' Equity for the
            three years ended December 31, 2003..............................50

        Consolidated Statements of Cash Flows for the three years ended
            December 31, 2003................................................51

        Notes to Consolidated Financial Statements...........................52


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

               h) Long Term Incentive Compensation Plan (Incorporated by reference to Registrant's 1992 Form 10)

      (11)    Statement of Computation  of Earnings Per Share.
              Included at Footnote 17 of the Financial Statements hereof.

      (12) Statement of Computation of Ratios. Included at Footnote 15 of the Financial Statements hereof.

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

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                      2003              2002             2001
                                                                  ------------      ------------     ------------
Cash flows from operating activities:

    Net loss...................................................   $ (1,115,465)     $   (216,583)    $   (869,503)

    Adjustments to reconcile net loss to net cash
          (used in)provided by operating activities:
       Provision for loan losses...............................        565,000           175,000          335,000
       Gain on sale of loans...................................        (57,061)                               -
       Gain on sale of fixed assets............................              -           (48,054)         (84,090)
       (Gain)loss on sale of investment securities.............              -           (25,789)         (78,456)
       Depreciation and amortization...........................        688,247           673,361          772,742
       (Increase) decrease in accrued interest receivable and
          other assets.........................................       (198,518)          702,412          (35,995)
       Decrease in accrued interest payable and
          other liabilities....................................       (249,024)          (73,151)        (257,763)
                                                                  ------------      ------------     ------------

          Net cash (used in) provided by operating activities..       (366,821)        1,187,196         (218,065)
                                                                  ------------      ------------     ------------


Cash flows from investing activities:
    Purchase of available-for-sale investments.................     (3,200,237)      (10,792,294)     (14,859,870)
    Purchase of held-to-maturity investments...................     (3,510,938)       (2,247,096)      (3,145,558)
    Proceeds from maturity and principal reductions of
       available-for-sale investments..........................      8,414,626         9,936,685        8,674,401
    Proceeds from maturity and principal reductions of
       held-to-maturity investments............................      3,967,709         6,568,297       15,315,665
    Proceeds from sale of investments available-for-sale.......              -         1,091,063        3,487,208
    Proceeds from sale of student loans........................      3,054,429                 -              -
    Purchase of loans from other financial institutions........     (9,325,656)                -              -
    Net (increase)decrease in loans............................      2,532,105        (1,341,919)       2,116,573
    Purchase of premises and equipment.........................       (588,878)         (182,004)         (78,265)
                                                                  ------------      ------------     ------------
          Net cash used in investing activities................      1,343,161         3,032,732       11,510,154
                                                                  ------------      ------------     ------------

Cash flows from financing activities:
    Net decrease in deposits...................................     (9,812,482)       (2,493,218)      (3,815,587)
    Net proceeds from issuance of common stock.................              -            20,400           11,596
                                                                  ------------      ------------     ------------
          Net cash used in financing activities................     (9,812,482)       (2,472,818)      (3,803,991)
                                                                  ------------      ------------     ------------
          Net (decrease) increase in cash and cash equivalents.     (8,836,142)        1,747,110        7,488,098
                                                                  ------------      ------------     ------------

Cash and cash equivalents at beginning of year.................     15,529,088        13,781,978        6,293,880
                                                                  ------------      ------------     ------------

Cash and cash equivalents at end of year.......................   $  6,692,946      $ 15,529,088     $ 13,781,978
                                                                  ============      ============     ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest.....................   $    468,141      $  1,013,450     $  1,542,963
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

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        December 31, 2003, 2002, and 2001

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

    Loans Held-for-Sale

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
                                                            ==========     ==========       =========

New Accounting Pronouncements


In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

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


     As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, at February 29, 2004, the tier one leverage ratio had improved to 7.29% primarily as a result of a $265,000 recovery on a previously charged-off loan. Management continues to review and revise its capital plan to address the development of new equity. One significant element of the Bank's capital plan is the sale of bank-owned property including the corporate offices located at 300 North 3rd Street and its remote parking lot. Both are anticipated to be sold in 2004 to generate substantial gains to re-capitalize the Bank.

     A regulatory examination completed in February 2004 determined that the Bank was not in compliance with certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Not meeting these requirements in addition to losses incurred in the current year could expose the Bank to possible further regulatory actions. These matters raise substantial doubt about the Bank's ability to continue as a going concern. The ability of the Bank to continue as a going concern is dependent on many factors, including achieving the required capital levels, earnings and fully complying with the Agreement. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan for 2004.


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

8.  BORROWINGS


    As of December 31, 2003, the Bank has two borrowing arrangements available with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions. As of December 31, 2003, the Bank had no borrowings outstanding.



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


     In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at December 31, 2003.

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