Form 10-Q
period 2004-03-31
UNITED BANCSHARES INC /PA
filed 2004-05-17
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------

(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
          ______________

                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                                 --------------
                             Commission File Number

          Pennsylvania                                       23-2802415
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


300 North 3rd Street, Philadelphia, PA                          19106
--------------------------------------                    ----------------
(Address of principal executive office)                      (Zip Code)


                                 (215) 351-4600
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b2 of the Act)   Yes _____   No __X__

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

     The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of May 7, 2004 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at May 7, 2004.

     The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of May 7, 2004.

                                 --------------
                                    FORM 10-Q
                                 --------------


                                      Index

Item No.                                                                Page

                                     PART I


    1.   Financial Statements..............................................  4

    2.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  8

    3.   Quantitative and Qualitative Disclosures about Market Risk........ 25

    4.   Controls and Procedures .......................................... 26


                                     PART II


    1.   Legal Proceedings................................................. 27

    2.   Changes in Securities and Use of Proceeds......................... 27

    3.   Defaults upon Senior Securities................................... 27

    4    Submission of Matters to a Vote of Security Holders............... 28

    5.   Other Information................................................. 28

    6.   Exhibits and Reports on Form 8-K.................................. 28

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS


    Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc. ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government's response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS' success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                                       March 31,     December 31,
                                                                         2004           2003
                                                                      ----------     -----------
                                                                      (unaudited)
Assets
Cash and due from banks                                                3,923,748      4,318,584
Interest bearing deposits with banks                                     876,644        874,362
Federal funds sold                                                     5,145,000      1,500,000
                                                                     -----------    -----------
Cash & cash equivalents                                                9,945,392      6,692,946

Investment securities:

Held-to-maturity, at amortized cost
  (fair market value of $7,256,034 and
  $6,772,762 at March 31, 2004 and
  December 31, 2003, respectively                                      7,132,968      6,703,476
Available-for-sale, at market value                                    5,761,420      8,933,216

Loans, net of unearned discount                                       45,532,779     47,028,397
Less: allowance for loan losses                                         (477,699)      (338,574)
                                                                     -----------    -----------
Net loans                                                             45,055,080     46,689,823

Bank premises & equipment, net                                         2,704,763      2,772,153
Accrued interest receivable                                              340,996        380,583
Core deposit intangible                                                1,693,916      1,738,436
Prepaid expenses and other assets                                        760,311        806,734
                                                                     -----------    -----------
Total Assets                                                          73,394,846     74,717,367
                                                                     ===========    ===========

Liabilities & Shareholders' Equity

Demand deposits, non-interest bearing                                 16,498,645     16,112,983
Demand deposits, interest bearing                                      9,348,047     10,430,349
Savings deposits                                                      19,286,183     19,309,126
Time deposits, $100,000 and over                                      10,047,330     10,349,830
Time deposits                                                         10,758,667     10,914,535
                                                                     -----------    -----------
                                                                      65,938,872     67,116,823

Accrued interest payable                                                  85,657         77,775
Accrued expenses and other liabilities                                   128,184        287,875
                                                                     -----------    -----------
Total Liabilities                                                     66,152,713     67,482,473

Shareholders' equity:
 Preferred Stock, Series A, non-cum., 6%, $.01 par value,                  1,432          1,368
   500,000 shares auth., 143,150 issued and outstanding,
   6,308 shares held in treasury at March 31, 2004 and
   December 31, 2003
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,068,588 shares issued and outstanding  at March 31, 2004             10,686         10,686
   and December 31, 2003.
 Treasury Stock, 33,500 shares at March 31, 2004 and
   December 31, 2003                                                          --             --
 Additional-paid-in-capital                                           14,749,789     14,749,852
 Accumulated deficit                                                  (7,596,659)    (7,614,662)
 Net unrealized gain on available-for-sale securities                     76,885         87,649
                                                                     -----------    -----------
Total Shareholders' equity                                             7,242,133      7,234,893
                                                                     -----------    -----------
                                                                      73,394,846     74,717,367
                                                                     ===========    ===========

                             See Accompanying Notes

                        Consolidated Statements of Income
                                   (unaudited)

                                                           Three months ended       Three months ended
                                                                March 31,                March 31,
                                                                  2004                     2003
                                                           ------------------       ------------------
Interest Income:
     Interest and fees on loans                                 747,046                  723,716
     Interest on investment securities                          161,955                  258,979
     Interest on Federal Funds sold                               9,963                   21,749
     Interest on time deposits with other banks                   4,687                    4,205
                                                             ----------               ----------
Total interest income                                           923,651                1,008,649

Interest Expense:
     Interest on time deposits                                   75,446                  101,319
     Interest on demand deposits                                 13,981                   23,660
     Interest on savings deposits                                15,899                   28,680
                                                             ----------               ----------
Total interest expense                                          105,325                  153,659

Net interest income                                             818,325                  854,990

Provision for loan losses                                      (141,000)                  60,000
                                                             ----------               ----------
Net interest income less provision for loan losses              959,325                  794,990
                                                             ----------               ----------

Noninterest income:
    Customer service fees                                       381,804                  437,642
    Gain on sale of investments                                  31,115                        0
    Gain on sale of loans                                         5,024                        0
    Other income                                                 37,724                   24,528
                                                             ----------               ----------
Total noninterest income                                        455,667                  462,170

Non-interest expense
    Salaries, wages, and employee benefits                      537,231                  583,144
    Occupancy and equipment                                     307,103                  288,945
    Office operations and supplies                              113,870                  112,444
    Marketing and public relations                               12,026                   14,341
    Professional services                                        57,597                   51,945
    Data processing                                             141,423                  156,959
    Deposit insurance assessments                                 7,597                    8,679
    Other noninterest expense                                   220,139                  187,629
                                                             ----------               ----------
Total non-interest expense                                    1,396,987                1,404,086
                                                             ----------               ----------
     Net income (loss)                                       $   18,005               $ (146,927)
                                                             ==========               ==========

     Earnings per share-basic                                    $0.02                   ($0.13)
     Earnings  per share-diluted                                 $0.02                   ($0.13)
                                                             ==========               ==========
Weighted average number of shares                             1,068,588                1,102,088
                                                             ==========               ==========

                             See Accompanying Notes

                            Statement of Cash Flows
                                   (unaudited)

                                                          Three Months ended      Three Months ended
                                                               March 31,               March 31,
                                                                 2004                    2003
                                                          ------------------      ------------------
Cash flows from operating activities
Net income (loss)                                             $  18,005               $(146,927)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Provision for loan losses                                   (141,000)                 60,000
   Gain on sale of investments                                  (31,115)                      0
   Depreciation and amortization                                144,701                 125,530
   Increase in accrued interest receivable and
     other assets                                                86,010                (183,319)
   Decrease in accrued interest payable and
     other liabilities                                         (151,810)                (82,057)
                                                             ----------              ----------
Net cash used in operating activities                           (75,209)               (226,773)

Cash flows from investing activities
Purchase of investments-Held-to-maturity                       (750,000)                      0
Proceeds from maturity & principal reductions of
  investments-Available-for-Sale                              2,419,716               2,571,864
Proceeds from maturity & principal reductions of
  investments-Held-to-Maturity                                  317,893                 965,045
Proceeds from sale of investments-Available-for-Sale            786,526                       0
Net decrease in loans                                         1,775,743               1,538,692
Purchase of premises and equipment                              (44,271)                (98,946)
                                                             ----------              ----------
Net cash provided by  investing activities                    4,505,606               4,976,654

Cash flows from financing activities
Net decrease in deposits                                     (1,177,951)             (2,164,105)
                                                             ----------              ----------
Net cash used in financing activities                        (1,177,951)             (2,164,105)

Increase in cash and cash equivalents                         3,252,446               2,585,777

Cash and cash equivalents at beginning of period              6,692,946              15,529,088

Cash and cash equivalents at end of period                    9,945,392              18,114,865
                                                             ==========              ==========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                        268,757                 100,860
                                                             ==========              ==========

                             See Accompanying Notes

NOTES TO FINANCIAL STATEMENTS

1. General

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2003 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2004 and December 31, 2003 and the consolidated results of its operations for the three month period ended March 31, 2004 and 2003, and its consolidated cash flows for the three month period ended March 31, 2004 and 2003.

2.  Stock-based Compensation

At March 31, 2004, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.


The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in 000's)
                                                                          2004             2003
                                                                        --------         -------
Net income (loss)                     As reported                        $    18         $ (147)
                                      Stock-based compensation
                                      costs determined under fair
                                      value method for all awards        $     -         $     -
                                                                         -------         -------
                                      Pro forma                          $    18         $ (147)

Earnings (loss) per share (Basic)     As reported                          $0.02         ($0.13)
                                      Pro forma                            $0.02         ($0.13)

Earnings (loss) per share (Diluted)   As reported                          $0.02         ($0.13)
                                      Pro forma                            $0.02         ($0.13)

There were no options granted in 2004 and 2003.

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

Executive Overview

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

The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. Without a lot of marketing initiative, the Bank has built a strong reputation as the "lender of choice" for many religious organizations with this sector constituting 23% of the Bank's commercial loan portfolio at March 31, 2004.

The Bank's commercial loan pipeline continues to grow. At March 31, 2004, the pipeline totaled $7 million, of which $3.5 million is projected to be funded in the second quarter of 2004. In addition, other consumer loans including home equity, automobile, student and credit card loans continue to be focused on for growth in the portfolio to allow for risk diversification.

The Bank will focus on its niche business lines to include the basic deposit and loan business, while developing relationships with several corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank has begun develop these strategic alliances/partnerships to help ensure that the communities it serves have full access to financial products and services.

Most recently, the Bank entered into a marketing relationship with a major corporation for the purpose of increasing its residential mortgage loan activity. The partner corporation will perform a comprehensive joint marketing blitz and assign seasoned mortgage loan officers to the Bank's financial service centers. This relationship is intended to generate fee income and create a marketing "buzz" about the Bank and its homeownership programs. While first mortgages will not be funded by the Bank, this relationship will allow the Bank to cross sell other products including home equity loans, credit cards, and wealth management services products.

At December 31, 2003, the Bank's Tier 1 leverage ratio had fallen below the 7.00% minimum required by its Written Agreement with its regulators (See Regulatory Matters below). However, at March 31, 2004, primarily as a result of a $265 thousand recovery on a previously charged-off loan, the Bank's Tier 1 leverage ratio was 7.15%, which is above the minimum requirement. Management clearly understands that new capital is essential to achieve the Bank's strategic plan of growth and core profitability. The Board and management continue to aggressively explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained earnings. The Bank's plan projects this occurrence in 2004.

Management accomplished the first phase of the Bank's re-capitalization plan that included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand which will be reflected in the second quarter ending June 30, 2004. Further, an agreement of sale has been entered into for the sale of the Bank's Corporate Headquarters Building located at 300 N. Third Street. It is projected that the Bank could realize a gain of at least $1.5 million on this transaction that is scheduled to close no later than the third quarter of 2004. The gains on asset sales will be used to re-capitalize the Bank and support growth and profitability strategies. Simultaneous with these asset sale strategies to generate capital, management continues its quest of raising external capital through the sale of the Bank's common and/or preferred stock.

Revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of new products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. The Bank currently has four such arrangements with fee income projected to exceed $150 thousand for 2004.

As a result of the actions referred to above, management strongly believes that the Bank is well positioned to achieve its 2004 strategic plan--to be a well capitalized, profitable financial institution that is positioned for growth.

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


Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100% of the deferred tax asset has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carryforwards. If management determines that the Bank may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount. No current income tax expense is recorded due to the partial utilization of the Bank's net operating loss carryforward.

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)
                                              Quarter ended      Quarter ended
                                                 March 31,         March 31,
                                                   2004              2003
                                              -------------      -------------

Net interest income                               $  818            $  855
Provision for loan losses                           (141)               60
Noninterest income                                   456               462
Noninterest expense                                1,397             1,404
Net income (loss)                                     18               (147)

Earnings (loss) per share-basic and diluted        $0.02            ($0.13)

Balance sheet totals:                            March 31,        December 31,
                                                   2004               2003
                                                ---------         ------------
Total assets                                      $73,395           $74,717
Loans, net                                        $45,055           $46,690
Investment securities                             $12,656           $15,637
Deposits                                          $65,939           $67,117
Shareholders' equity                              $ 7,242           $ 7,235

Ratios
Return on assets(1)                                0.10%               (1.38)%
Return on equity(1)                                1.04%               (13.03)%
Tangible Equity to assets ratio                    7.15%                6.85%

------------
(1) Not annualized for the quarter ended March 31, 2004.


Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $2.5 million, or 3.64%, during the quarter ending March 31, 2004. Average funding uses decreased $2.5 million, or 3.80%, for the same quarter.

Sources and Uses of Funds Trends

(Thousands of Dollars, except percentages)

                                  March 31, 2004                                  December 31,2003
                                 ---------------                                  ----------------
                                     Average      Increase (Decrease)                 Average
                                     -------      -------------------                 -------
                                     Balance           Amount             %           Balance
                                     -------           ------          -------        -------
Funding uses:
     Loans                            $45,809         $  (403)          (0.87)%       $46,212
     Investment securities
        Held-to-maturity                6,615            (332)          (4.78)          6,947
        Available-for-sale              7,553            (783)          (9.39)          8,336
     Federal funds sold                 4,121          (1,012)         (19.72)          5,133
                                       ------         -------                         -------
         Total  uses                  $64,098         $(2,530)                        $66,628
                                      =======         =======                         =======
Funding sources:
     Demand deposits
          Noninterest-bearing         $16,158         $  (349)          (2.11)%       $16,507
          Interest-bearing              9,581          (1,716)         (15.19)         11,297
     Savings deposits                  19,475            (174)          (0.89)         19,649
     Time deposits                     21,084            (268)          (1.26)         21,352
                                      -------         -------                         -------
          Total sources               $66,298         $(2,507)                        $68,805
                                      =======         =======                         =======


Loans

Average loans declined approximately $403 thousand, or 0.87%, during the quarter ended March 31, 2004. This decrease is primarily a result of continued payoffs in the Bank's residential loan portfolio and one large loan pay-off in the Bank's commercial loan portfolio. This loan totaled approximately $1 million and represented participation in a construction line of credit with another institution. In March 2004, the construction was completed and permanent financing was obtained by the borrower. The Bank was not a participant in the permanent financing.

However, the Bank's commercial loan pipeline continues to grow. At March 31, 2004, the pipeline totaled $7 million, of which $3.5 million is projected to be funded in the second quarter of 2004. In addition, small business loans, mortgage loans and other consumer loans including home equity, automobile, student and credit card loans continue to be focused on for growth in the portfolio to allow for risk diversification.

The Bank has cultivated relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy continues to be utilized as a low cost means to build the Bank's pool of earning assets while it enhances its own business development capacity. Most of these participations are secured by commercial real estate.

The Bank's loan-to-deposit ratio at March 31, 2004 was 68.3%, down slightly from 69.6% at December 31, 2003 as a result of the loan payoffs discussed above. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional consumer loans (primarily home equity loans) and participation in commercial loans with other financial institutions.

Because of the purchase of loan participations, the Bank's loan portfolio is heavily concentrated in commercial loans (primarily commercial real estate) that comprises $23 million, or 50.44%, of total loans. Continued payoffs in the residential mortgage loan portfolio resulted in a reduction of this component of the portfolio from $15.1 million at December 31, 2003 to $14.2 million at March 31, 2004. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                           March 31,    December 31,
                                             2004          2003
                                           -------       --------
Commercial loans                           $22,965        $23,223
Consumer loans                               8,353          8,695
Residential mortgages                       14,215         15,110
                                           -------        -------
    Total Loans                            $45,533        $47,028
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

The following Table presents an analysis of the allowance for loan losses.


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

    Balance at January 1, 2004                           $339
    Charge-offs:
    Consumer loans                                        (31)
                                                         ----
        Total charge-offs                                 (31)
                                                         ====

    Recoveries                                            311
    Net (charge-offs) recoveries                          280
                                                         ----
    Additions (charged to) credited back to operations    141
                                                         ----
    Balance at March 31, 2004                            $478
                                                         ====

The allowance for loan losses as a percentage of total loans was 1.05% at March 31, 2004 compared to 0.72% at December 31, 2003. During the quarter ended March 31, 2004, the Bank recovered $265 thousand related to one previously charged-off commercial loan. Of this recovery, the Bank credited $165 thousand back to operations and retained $100 thousand in the allowance for loan losses to provide for potential future losses. In addition, during the quarter, the Bank made provisions to the allowance totaling $24 thousand. The Bank continues to proactively monitor its credit quality while working with borrowers in an effort to identify and control credit risk.

At March 31, 2004, the Bank's classified loans totaled $2.6 million, or 5.74% of total loans. Specific reserves of $357 thousand have been allocated to these loans. In addition, at March 31, 2004, approximately $1 million of the classified loans are guaranteed by the Small Business Administration (SBA) and $412 thousand are residential mortgage loans that have strong loan-to-values that minimize the risk of loss.

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of March 31, 2004.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2004, non-accrual loans were approximately $1.4 million compared to $1.6 million at December 31, 2003. Approximately $888 thousand of the Bank's non-accrual loans were guaranteed by the SBA.

The Bank has one borrower in the telecommunications industry with loans totaling approximately $1.3 million that experienced severe financial difficulty. As a result, in December 2003, the Bank charged-off the non-SBA-guaranteed portion of this credit totaling $710 thousand. The Bank has presented the remaining balance totaling $568 thousand to the SBA for collection on its guarantee. Therefore, no further loss is anticipated relative to this credit.

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

At March 31, 2004, approximately 23% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.


Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, decreased on average by $2.1 million, or 10.42%, during the quarter ended March 31, 2004. This decline is due to a decrease in funds available for investment because of an $800 thousand reduction in the balance of a significant account relationship in December 2003. These funds were required by the customer to secure a credit facility at another financial institution. In addition, Bank Enterprise certificates of deposit placed at the Bank by other community development financial institutions matured in March 2004. These certificates had a term of three years and were non-renewable.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (78.6%), and other government-sponsored agency securities (21.4%). The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio was 4.65% at March 31, 2004 compared with 5.45% one year ago. The reduction in yield is primarily a result of called agency securities for which the replacement securities had significantly lower yields. In addition, the Bank's floating rate mortgage-backed securities that have Treasury and LIBOR indices, repriced in the current lower interest rate environment.

The average duration of the portfolio at March 31, 2004 is 5.25 years compared to 2.78 years at December 31, 2003. The extension of the duration during the quarter ended March 31, 2004 resulted from noted improvement in the economy and a corresponding rise in long term interest rates. Because a large percentage of the Bank's portfolio includes mortgage-backed securities, the prepayment rate slows as individuals are less likely to refinance mortgages in a rising rate environment. In fact, the constant one year prepayment rate (CPR), prepayment speed at which mortgage-backed securities pay, has declined from 42.93% at December 31, 2003 to 39.80% at March 31, 2004. This translates into only 39.80% of the mortgage pool repaying on an annual basis compared to 42.93% at December 31, 2003 resulting in a reduction of cashflow available to fund loans or to reinvest. Management will continue to monitor and take appropriate action to control its extension risk to ensure the appropriate level of funds are available to meet liquidity needs. In 2003, a strategy was implemented to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. This strategy should help to reduce the level of optionality/extension risk in the portfolio.

Approximately $1.8 million in securities were called during the quarter. The average yield of called securities was 5.00%. Calls will likely diminish as the economy continues to improve and interest rates rise.


Deposits

The Bank has a stable core deposit base representing 85% of total deposits. During the quarter ended March 31, 2004, average deposits decreased $2.5 million, or 3.64%. As noted above in Investment Securities and Other Short-term Investments, the Bank's deposit level declined because of an $800 thousand reduction in the balance of a significant account relationship. These funds were required by the customer to secure a credit facility at another financial institution. In addition, Bank Enterprise certificates of deposit placed at the Bank by other community development financial institutions matured in March 2004. These certificates had a term of three years and were non-renewable.

Only modest deposit growth is projected during 2004 because of the Bank's mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). Therefore, aggressive deposit retention or new business development strategies will not be implemented until capital levels are increased. (Please refer to the Capital Resources discussion below for capital improvement strategies.)


Other Borrowed Funds

The Bank did not borrow funds during the quarter ended March 31, 2004. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.

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

The Bank's financial instrument commitments at March 31, 2004 are summarized below:

    Commitments to extend credit        $15,087,000

There were no outstanding letters of credit at March 31, 2004.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At March 31, 2004, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $9.7 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At March 31, 2004, the Bank has total short-term liquidity, including cash and federal funds sold, of $9.9 million, or 13.6% of total assets. Additional liquidity of approximately $5.5 million is provided by the Bank's investment portfolio classified as available-for-sale.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a government agency that matures in June 2004. While this is a short-term renewal, based on discussions with the customer, management does not anticipate the removal of this deposit in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 2004:

                                               (Thousands of dollars)

    3 months or less                                  $ 5,100
    Over 3 through 12 months                            4,947
    Over 1 through three years                             --
    Over three years                                       --
                                                      -------
        Total                                         $10,047
                                                      =======

Capital Resources

Total shareholders' equity increased approximately $7 thousand during the quarter ended March 31, 2004. The increase in equity was primarily due to net income of $18 thousand during the quarter offset by an $11 thousand decrease in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of interest rate changes that reduced the value of the investment portfolio. The Board and management continue to aggressively explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained earnings. The Bank's plan projects this occurrence in 2004.

The Bank's Capital Planning Committee, consisting of two outside directors and the Bank's two executive officers, is charged to leave no stone unturned by exploring all available options for capital infusion as soon as possible. The Board and management have a heightened sensitivity to this area and recognize that the lack of proper capital levels coupled with the deterioration in earnings can threaten the viability of the institution. Aggressive steps are being taken to address both matters. The first step included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368,000. In addition, an agreement of sale has been entered into for the sale of the Bank's Corporate Headquarters Building located at 300 N. Third Street. It is projected that the Bank could realize a gain of at least $1.5MM on this transaction that is scheduled to close no later than the third quarter of 2004. Gains on asset sales will be used to re-capitalize the Bank and support growth and profitability strategies.

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

As indicated in the table below, the Company's and the Bank's risk-based capital ratios are above the minimum requirements at March 31, 2004. However, as of December 31, 2003, the Bank's tier one leverage capital ratio had fallen to 6.81%, below the 7% minimum capital ratio required by the Written Agreement. However, at March 31, 2004,the tier one leverage ratio had improved to 7.15% primarily as a result of a $265 thousand recovery on a previously charged-off loan. (Refer to Regulatory Matters below for the Written Agreement requirements). Management will employ the re-capitalization strategies outlined above to ensure the capital ratio remains above the minimum requirements of the Written Agreement and to support the growth initiatives of the Bank.

                                                  Company         Company
                                                  March 31,     December 31,
                                                    2004            2003
                                                  --------      -----------
    Total Capital                                 $ 7,242         $ 7,235
    Less: Intangible Asset/Net
      unrealized gains (losses) on
      available for sale portfolio                 (1,772)         (1,826)
                                                  -------         -------
    Tier 1 Capital                                  5,470           5,409
                                                  -------         -------
    Tier 2 Capital                                    478             339
                                                  -------         -------
    Total Qualifying Capital                      $ 5,948         $ 5,748
                                                  =======         =======
    Risk Adjusted Total Assets
      (including off-Balance sheet exposures)     $43,206         $44,971

    Tier 1 Risk-Based Capital Ratio                 12.66%          12.03%
    Tier 2 Risk-Based Capital Ratio                 13.77%          12.78%
    Leverage Ratio                                   7.54%           7.19%

                                                    Bank            Bank
                                                  March 31,     December 31,
                                                    2004            2003
                                                  --------      -----------
    Total Capital                                 $ 6,954         $ 6,957
    Less: Intangible Asset/Net
      unrealized gains (losses) on
      available for sale portfolio                 (1,772)         (1,826)
                                                  -------         -------
    Tier 1 Capital                                  5,182           5,131
                                                  -------         -------
    Tier 2 Capital                                    478             339
                                                  -------         -------
    Total Qualifying Capital                       $5,660         $ 5,470
                                                  =======         =======
    Risk Adjusted Total Assets
      (including off-Balance sheet exposures)     $43,206         $44,971

    Tier 1 Risk-Based Capital Ratio                 11.99%         11.39%
    Tier 2 Risk-Based Capital Ratio                 13.10%         12.14%
    Leverage Ratio                                   7.15%          6.81%


Results of Operations

Summary

The Bank had net income of approximately $18 thousand ($0.02 per common share) for the quarter ended March 31, 2004 compared to a net loss of $147 thousand ($0.13 per common share) for the quarter ended March 31, 2003. The financial results for the quarter ended March 31, 2004 included a $165,000 recovery on a previously charged-off loan. (NOTE: The actual recovery was $265,000 of which $100,000 was retained in the allowance for loan losses to cover potential future losses.)

A profit restoration plan was developed and continues to be implemented. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, the Bank's Two Penn Center branch will be closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost.

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

Net interest income declined $37 thousand, or 4.29% for the quarter ending March 31, 2004 compared to the quarter ending March 31, 2003. Much of this decline was experienced in the investment portfolio. The average balance of investment securities declined from $19.8 million at March 31, 2003 to $14.2 million at March 31, 2004, while the average yield decreased from 5.45% to 4.40% for the same period. The reduction in yield is a result of calls of higher yielding agency securities as well as the repricing of variable rate mortgage-backed securities in the current low interest rate environment. Management continues the goal of increasing the loan portfolio to achieve a 75% loan-to-deposit ratio in order to maximize the Bank's net interest income.

The Bank's cost of funds declined to 0.65% for the quarter ending March 31, 2004 compared to 0.86% for the same quarter in 2003. Consistent with current market conditions, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

The net interest margin of the Bank was 5.03% at March 31, 2004 compared to 4.72% at March 31, 2003. Management actively manages its exposure to interest rate changes. The increase in margin is attributed to the reduction in the Bank's cost of funds as well as a shift out of lower yielding federal funds sold and student loans into higher yielding home equity loans in December 2003.


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank credited back to earnings (negative provision or recovery) a net $141 thousand for the quarter ending March 31, 2004 compared to a $60 thousand provision (charge against earnings) for the same quarter in 2003. The negative provision reflects management's judgement of where the allowance has to be. (i.e. the analysis drives the allowance which gets adjusted through the provision.) The negative provision in 2004 was the result of a $265 thousand recovery on a previously charged-off loan. Of this recovery, $100 thousand was retained in the allowance for loan losses to cover potential future losses. In addition, during the quarter ended March 2004, the Bank made provisions to the allowance totaling $24 thousand. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of March 31, 2004.


Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended March 31, 2004 declined $6,500, or 1.41%, compared to the quarter ended March 31, 2003. During 2004, the Bank recognized a non-recurring gain of approximately $31 thousand on the sale of investment securities that helped to offset a $56 thousand (12.76%) reduction in customer service fees.

The decline in customer service fees is the result of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. The Bank's lower deposit levels in 2004 compared to 2003 resulted in less overdraft fees, activity service charges and low balance fees. In 2003, to avoid the necessity to escheat the balances of inactive customer accounts (NOTE: The Commonwealth of Pennsylvania requires that accounts that are inactive for five years or more be closed and escheated to the state.), the Bank made an extensive effort to contact customers to re-activate their accounts. This resulted in a reduction in activity/dormant account service charges. In February 2004, as the result of a market study, the Bank increased some of its activity and low balance service charges on deposit accounts. These increases began to positively impact fee income in March 2004.

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

During 2003, the Bank further developed a new core line of business -- serving as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate four significant back-up lines/letters of credit with other minority banks throughout the country for major corporations for which agent fees for 2004 are projected to exceed $150 thousand compared to $85 thousand received in 2003. These fees will be received annually for the administration of the credit facilities. During the quarter ended March 31, 2004, the Bank began the syndication process for two new credit facilities that are scheduled to close in the second quarter ending June 30, 2004. Management plans to continue to develop this core line of business to generate fee income to support the Bank's profitability goals.

Noninterest Expense

Salaries and benefits decreased $46 thousand, or 7.87%, during the quarter ended March 31, 2004 compared to 2003. As part of the Bank's continued implementation of its Profit Restoration Plan, there have been strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. Also, as the Bank prepares to close/consolidate its Two Penn Center financial service center, it has allowed attrition to accomplish necessary staff reductions to limit the number of possible layoffs. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $16 thousand, or 9.90%, during the quarter ended March 31, 2004 compared to 2003. In December 2003, the Bank converted/consolidated its consumer loan account processing (previously outsourced to EDS) with its core vendor, FISERV. This conversion resulted in a monthly savings of approximately $6 thousand. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense increased approximately $18 thousand, or 6.28%, during the quarter ended March 31, 2004 compared to 2003. The increase is primarily attributable to a significant rise in the cost of utilities during the Winter of 2003/2004. Management continues to implement strategies to reduce its occupancy expense including the closure/consolidation of its Two Penn Center financial service center located at 15th Street and JFK Boulevard, Philadelphia, Pennsylvania. The cost of the lease was scheduled to double at expiration in July 2004. As part of the Bank's profit restoration plan, upon expiration of the lease, this branch will be closed and consolidated with other branches in the network to further reduce operating costs.

Professional services expense increased approximately $6 thousand, or 10.88%, for the quarter ended March 31, 2004 compared to 2003. This increase is primarily related to increased audit-related cost with the implementation of the Sarbanes-Oxley Act. In addition, the Bank outsourced human resource-related projects including the implementation of a formal incentive compensation plan for business development and a new performance evaluation system.

Office operations and supplies expense remained relatively constant from 2003 to 2004. However, in conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center, the Bank will experience reductions in this category of expense including security guards and other costs associated with branch operations.

FDIC insurance premiums decreased by $1 thousand, or 12.46%, for the quarter ended March 31, 2004 compared to 2003. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2004, is a result of a reduction in the Bank's level of deposits.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.


Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement ("Agreement") with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The Agreement requires the Bank to maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Failure to comply could result in additional regulatory supervision and/or actions.

As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. At
March 31, 2004, the Tier 1 leverage ratio had improved to 7.15% primarily as a result of a $265 thousand recovery on a previously charged-off loan.

Management continues to review and revise its capital plan to address the development of new equity. An initial step taken to re-capitalize the Bank included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand which will be reflected in the second quarter ending June 30, 2004. In addition, an agreement of sale has been entered into for the sale of the Bank's Corporate Headquarters Building located at 300
N. Third Street. It is projected that the Bank could realize a gain of at least $1.5MM on this transaction that is scheduled to close no later than the third quarter of 2004. Gains on asset sales will be used to help re-capitalize the Bank and support growth and profitability strategies.


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

Recent Accounting Pronouncements

In March 2004, the Bank adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The adoption of the provisions of FIN 46 had no impact on the Company's financial condition or results of operations.

In October 2003, the AICPA issued Statement of Accounting Position (SOP) 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

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

At March 31, 2004, an asset sensitive position is maintained on a cumulative basis through 1 year of 8.5% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of variable rate loans and investment securities. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at March 31, 2004 are as follows:

                               Market value of           Market value of equity
      Changes in rate              equity                as a % of MV of Assets
    -------------------        ---------------           -----------------------
                             (Dollars in thousands)
     +400 basis points             1,644                         2.48%
     +300 basis points             2,883                         4.25
     +200 basis points             4,167                         5.98
     +100 basis points             5,158                         7.25
     Flat rate                     6,135                         8.45
     -100 basis points             6,622                         8.97
     -200 basis points             7,542                        10.07
     -300 basis points             8,156                        10.73
     -400 basis points             8,532                        11.05

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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at March 31, 2004. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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


Item 4.  Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda M. Hudson-Nelson, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

As of the date of this report, there have not been any significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

No material claims have been instituted or threatened by or against the Company or its affiliates other than in the ordinary course of business.


Item 2. Changes in Securities and Use of Proceeds.

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

The Federal Deposit Insurance Act generally prohibits all payments of dividends by a bank, which is in default of any assessment to the Federal Deposit Insurance Corporation. The Written Agreement prohibits the Company and the Bank from declaring or paying of dividends without the prior written approval of the Philadelphia Federal Reserve Bank and the Directors of the Board of Governors Division of Supervision and Regulation.


Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other Information.

         None


Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits.

        Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

        Exhibit 31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

        Exhibit 32.1 is the Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2 is the Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNITED BANCSHARES, INC.



Date: May 17, 2004             /s/ Evelyn Smalls
                               ------------------------------
                               Evelyn Smalls
                               President & Chief Executive Officer



Date: May 17, 2004             /s/ Brenda M. Hudson-Nelson
                               ----------------------------------
                               Brenda Hudson-Nelson
                               Executive Vice President/Chief Financial Officer

                                Index to Exhibits


    Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

    Exhibit 31.2 Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

    Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.