Form 10-Q
period 2004-06-30
UNITED BANCSHARES INC /PA
filed 2004-08-16
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------

(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

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

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b2 of the Act).    Yes_____ No___X___

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

         The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of August 6, 2004 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at August 6, 2004.

         The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of August 6, 2004.

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

     3.   Quantitative and Qualitative Disclosures about Market Risk........ 26

     4.   Controls and Procedures .......................................... 28


                                     PART II


     1.   Legal Proceedings................................................. 29

     2.   Changes in Securities and Use of Proceeds......................... 29

     3.   Defaults upon Senior Securities................................... 29

     4    Submission of Matters to a Vote of Security Holders............... 29

     5.   Other Information................................................. 29

     6.   Exhibits and Reports on Form 8-K.................................. 29

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

Item 1. Financial Statements

                          Consolidated Balance Sheets

                                                                     (Unaudited)      (Audited)
                                                                       June 30,      December 31,
                                                                         2004           2003
                                                                     -----------     -----------
Assets
Cash and due from banks                                                4,446,753      4,318,584
Interest bearing deposits with banks                                     878,925        874,362
Federal funds sold                                                     4,139,000      1,500,000
                                                                     -----------    -----------
Cash & cash equivalents                                                9,464,678      6,692,946

Investment securities:
    Held-to-maturity, at amortized cost
    (fair market value of $6,811,916 and
    $6,772,762 at June 30, 2004 and
    December 31, 2003, respectively)                                   6,859,966      6,703,476
    Available-for-sale, at market value                                4,928,805      8,933,216

Loans, net of unearned discount                                       45,802,456     47,028,397
Less: allowance for loan losses                                         (568,676)      (338,574)
                                                                     -----------    -----------
Net loans                                                             45,233,780     46,689,823

Bank premises & equipment, net                                         2,615,252      2,772,153
Accrued interest receivable                                              296,305        380,583
Core deposit intangible                                                1,649,397      1,738,436
Prepaid expenses and other assets                                        683,192        806,734
                                                                     -----------    -----------
Total Assets                                                          71,731,375     74,717,367
                                                                     ===========    ===========

Liabilities & Shareholders' Equity

Demand deposits, non-interest bearing                                 16,563,240     16,112,983
Demand deposits, interest bearing                                      8,395,252     10,430,349
Savings deposits                                                      18,657,371     19,309,126
Time deposits, $100,000 and over                                       9,955,563     10,349,830
Time deposits                                                         10,602,023     10,914,535
                                                                     -----------    -----------
                                                                      64,173,448     67,116,823

Accrued interest payable                                                  67,888         77,775
Accrued expenses and other liabilities                                    86,780        287,875
                                                                     -----------    -----------
Total Liabilities                                                     64,328,116     67,482,473

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                 1,432          1,432
    500,000 shrs auth., 143,150 issued and outstanding,
    6,308 shares held in treasury at June 30, 2004 and
    December 31, 2003
 Common stock, $.01 par value; 2,000,000 shares authorized;
    1,068,588 shares issued and outstanding at June 30, 2004              10,686         10,686
    and 1,068,588 at December 31, 2003, respectively.
 Additional-paid-in-capital                                           14,749,789     14,749,789
 Accumulated deficit                                                  (7,355,249)    (7,614,662)
     Net unrealized gain on available-for-sale securities                 (3,400)        87,649
                                                                      -----------    -----------
      Total Shareholders' equity                                       7,403,258      7,234,894
                                                                     -----------    -----------
                                                                      71,731,375     74,717,367
                                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                             Statement of Operations
                                   (unaudited)

                                                   Quarter ended    Quarter ended     Six months ended    Six months ended
                                                      June 30,         June 30,           June 30,            June 30,
                                                        2004             2003               2004                2003
                                                    -----------       ----------         ----------          ----------
Interest Income:
    Interest and fees on loans                      $  728,573        $  732,451         $1,475,619          $1,456,167
    Interest on investment securities                  134,184           206,851            296,139             465,830
    Interest on Federal Funds sold                      15,223            43,579             25,186              65,328
    Interest on time deposits with other banks           4,443             6,750              9,130              10,955
                                                    ----------        ----------         ----------          ----------
Total interest income                                  882,423           989,631          1,806,074           1,998,280

Interest Expense:
    Interest on time deposits                           68,619           101,701            144,065             203,020
    Interest on demand deposits                         11,603            22,598             25,584              46,258
    Interest on savings deposits                        15,933            24,652             31,832              53,332
                                                    ----------        ----------         ----------          ----------
Total interest expense                                  96,155           148,951            201,481             302,610

Net interest income                                    786,268           840,680          1,604,593           1,695,670

Provision for loan losses                              111,000            60,000            (30,000)            120,000
                                                    ----------        ----------         ----------          ----------
Net interest income less provision for loan losses     675,268           780,680          1,634,593           1,575,670
                                                    ----------        ----------         ----------          ----------

Noninterest income:
    Gain on sale of loans                                1,275                 0              6,299                   0
    Customer service fees                              381,417           393,827            763,221             831,469
    Realized gain (loss) on investments                      0                 0             31,115                   0
    Other income                                       505,155            15,874            542,879              40,402
                                                    ----------        ----------         ----------          ----------
Total noninterest income                               887,847           409,701          1,343,514             871,871

Non-interest expense
    Salaries, wages, and employee benefits             488,800           544,135          1,026,031           1,127,279
    Occupancy and equipment                            307,629           318,558            614,732             607,503
    Office operations and supplies                     101,705           111,873            215,575             224,317
    Marketing and public relations                      15,294            29,377             27,320              43,718
    Professional services                               64,313            51,590            121,910             103,534
    Data processing                                    134,450           159,627            275,873             316,586
    Deposit insurance assessments                        7,276             8,504             14,873              17,183
    Other noninterest expense                          202,241           201,056            422,380             387,282
                                                    ----------        ----------         ----------          ----------
Total non-interest expense                           1,321,708         1,424,720          2,718,694           2,827,402
                                                    ----------        ----------         ----------          ----------
    Net income (loss)                               $  241,407       ($  234,339)        $  259,413         ($  379,861)
                                                    ==========        ==========         ==========          ==========

    Earnings (loss) per share-basic                      $0.23            ($0.21)             $0.24              ($0.34)
    Earnings (loss) per share-diluted                    $0.23            ($0.21)             $0.24              ($0.34)
                                                    ==========        ==========         ==========          ==========

Weighted average number of shares                    1,068,588         1,101,628          1,068,588           1,101,628
                                                    ==========        ==========         ==========          ==========

        The accompanying notes are an integral part of these statements.

                            Statements of Cash Flow
                                  (unaudited)

                                                                                  Six Months ended      Six Months ended
                                                                                       June 30,              June 30,
                                                                                        2004                   2003
                                                                                     ----------            ----------
Cash flows from operating activities
Net income (loss)                                                                    $  259,413            ($ 379,861)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
      Provision for loan losses                                                         (30,000)              120,000
      Gain on sale of investments                                                       (31,115)                    0
      Depreciation and amortization                                                     284,125               326,751
      Decrease (Increase) in accrued interest receivable and other assets               207,820               (55,933)
      Decrease in accrued interest payable and other liabilities                       (210,982)              (56,091)
                                                                                     ----------            ----------
Net cash provided by (used in) operating activities                                     479,261               (45,134)

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                                    0            (1,500,647)
Purchase of investments-Held-to-maturity                                             (1,000,000)           (1,500,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale       3,184,287             5,679,631
Proceeds from maturity & principal reductions of investments-Held-to-Maturity           837,829             2,458,281
Proceeds from sale of investments-Available-for-Sale                                    786,526                     0
Net (increase) decrease in loans                                                      1,492,342            (3,857,561)
Purchase of premises and equipment                                                      (65,137)             (237,674)
                                                                                     ----------            ----------
Net cash provided by  investing activities                                            5,235,846             1,042,029

Cash flows from financing activities
Net decrease in deposits                                                             (2,943,375)           (1,397,760)
                                                                                     ----------            ----------
Net cash used in financing activities                                                (2,943,375)           (1,397,760)

Increase in cash and cash equivalents                                                 2,771,732              (400,865)

Cash and cash equivalents at beginning of period                                      6,692,946            15,529,088

Cash and cash equivalents at end of period                                            9,464,678            15,128,223
                                                                                     ==========            ==========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                260,710               231,074
                                                                                     ==========            ==========
Write-down of cumulative effect of change in method
of accounting for investment securities


        The accompanying notes are an integral part of these statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2004 and December 31, 2003 and the consolidated results of its operations for the six month period ended June 30, 2004 and 2003, and its consolidated cash flows for the six month period ended June 30, 2004 and 2003.


2.  Stock-based Compensation

At June 30, 2004, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)
                                                                          2004          2003
                                                                        --------      -------
Net income (loss)                      As reported                       $ 259         ($380)
                                       Stock-based compensation
                                       costs determined under fair
                                       value method for all awards       $   -          $  -
                                                                         ------         -----
                                       Pro forma                         $ 259         ($380)

Earnings (loss) per share (Basic)      As reported                       $0.24        ($0.34)
                                       Pro forma                         $0.24        ($0.34)

Earnings (loss) per share (Diluted)    As reported                       $0.24        ($0.34)
                                       Pro forma                         $0.24        ($0.34)

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

The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. Without a lot of marketing initiative, the Bank has built a strong reputation as the "lender of choice" for many religious organizations with this sector constituting 24% of the Bank's commercial loan portfolio at June 30, 2004.

The Bank's commercial loan pipeline continues to grow. At June 30, 2004, the pipeline totaled $7.9 million, of which $3.1 million is projected to be funded in the third quarter of 2004. In addition, other consumer loans including home equity, automobile, student and credit card loans continue to be focused on for growth in the portfolio to allow for risk diversification. The Bank uses direct mail campaigns to solicit much of its consumer loan business. A new marketing campaign will be developed/implemented in the third quarter of 2004 to further enhance the growth of this business.

The Bank will continue focus on its niche business lines to include the basic deposit and loan business, while developing relationships with several corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank has begun to develop these strategic alliances/partnerships to help ensure that the communities it serves have full access to financial products and services.

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

In June 2004, the Bank entered into an alliance with American Family Life Assurance Company (AFLAC), the world's largest supplemental insurance company. This relationship will allow the Bank to offer its customers supplemental insurance plans including dental, cancer, accidental, and others. The Bank will earn commissions on the sale of these plans as well as use these products as a means to attract customers for other cross-selling opportunities.

At December 31, 2003, the Bank's Tier 1 leverage ratio had fallen below the 7.00% minimum required by its Written Agreement with its regulators (See Regulatory Matters below). However, at March 31, 2004 and June 30, 2004, the Bank's Tier 1 leverage ratio was 7.15% and 7.59%, respectively, above the minimum requirement. Management clearly understands that additional capital is essential to achieve the Bank's strategic plan of growth and core profitability. The Board and management continue to aggressively explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained earnings. The Bank's plan projects this occurrence in 2004.

Management accomplished the first phase of the Bank's re-capitalization plan that included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand which is reflected in the quarter ending June 30, 2004. The Bank completed the second phase of the plan in July 2004 with the sale of its corporate headquarters building located at 300 N. Third Street. This sale resulted in a gain of $1.5 million that will be reflected in the third quarter ending September 30, 2004. In conjunction with this sale, the Bank entered a six month low cost lease for a portion of the building while management completes its due diligence/analysis on potential new headquarters locations.

The gains on asset sales are being used to re-capitalize the Bank and support growth and profitability strategies. Simultaneous with these asset sale strategies to generate capital, management continues its quest of raising external capital through the sale of the Bank's common and/or preferred stock.

Revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of new products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. The Bank currently has four such arrangements with fee income projected to exceed $150 thousand for 2004. For the six months ended June 30, 2004, the Bank recorded approximately $100 thousand in fees related to these syndications.

The Bank's 2004 profit restoration plan included the closure of its Two Penn Center branch office located in Center City Philadelphia. Customers were notified in June 2004 of the impending closure of this branch scheduled for July 9, 2004. Deposit retention strategies included the implementation of e-banking in May 2004 that allow customers to perform electronic transactions on their accounts via the internet. In addition, the Bank re-emphasized its extensive ATM network of 28 machines and when appropriate increased customers' daily limits on ATM transactions. While the Bank experienced some attrition related to its savings passbook customers because of the physical nature of these accounts, the overall attrition related to this branch closure was less than 2%. The projected savings from this closure including personnel, occupancy and other operating cost are estimated to be approximately $300 thousand annually.

In conjunction with the sale of its corporate headquarters (currently under a short-term lease arrangement) and closure of its Two Penn Center branch office, Management is pursuing a new Center City location for its corporate headquarters to maintain its corporate relevance, increase market share and enhance its corporate identity.

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

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars,                      Quarter ended    Quarter ended
 except per share data)                     -------------    -------------
                                            June 30, 2004    June 30, 2003
                                            -------------    -------------

Net interest income                                786             841
Provision for loan losses                          111              60
Noninterest income                                 888             410
Noninterest expense                              1,322           1,425
Net income (loss)                                  241            (234)

Earnings (loss) per share - basic and diluted

Balance sheet totals:                       June 30, 2004     December 31, 2003
                                            -------------     -----------------
Total assets                                     71,731            $74,717
Loans, net                                       45,234            $46,690
Investment securities                            11,789            $15,637
Deposits                                         64,173            $67,117
Shareholders' equity                              7,403            $ 7,235

Ratios
Return on assets(1)                                .34%             (1.38)%
Return on equity                                 17.63%            (13.03)%
Tangible Equity to assets ratio                   7.59%               6.81%

(1) Not annualized for the quarter ended June 30, 2004.


                               Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $126 thousand, or 0.19%, during the quarter ending June 30, 2004 compared to the prior quarter ended March 31, 2004. Average funding uses decreased $412 thousand, or 0.64%, during the quarter.


Sources and Uses of Funds Trends

                                June 30,                             March 31,
(Thousands of Dollars,            2004        Increase                 2004
 except percentages)            --------     (Decrease)              ---------
                                 Average      --------                Average
                                 Balance       Amount        %        Balance
Funding uses:                   --------      -------      -----      -------
     Loans                       $45,305      ($ 504)      (1.10)%    $45,809
     Investment securities
        Held-to-maturity           7,060         445        6.73        6,615
        Available-for-sale         5,186      (2,367)     (31.34)       7,553
     Federal funds sold            6,135       2,014       48.87        4,121
                                 -------       -----                  -------
         Total  uses             $63,686      ($ 412)                 $64,098
                                 =======       =====                  =======
Funding sources:
     Demand deposits
        Noninterest-bearing      $16,998       $ 840        5.20%     $16,158
        Interest-bearing           9,378        (203)      (2.12)       9,581
     Savings deposits             19,179        (296)      (1.52)      19,475
     Time deposits                20,869        (215)      (1.02)      21,084
                                 -------       -----                  -------
         Total sources           $66,424       $ 126                  $66,298
                                 =======       =====                  =======

Loans

Average loans declined approximately $504 thousand, or 1.10%, during the quarter ended June 30, 2004. This decrease is primarily a result of continued payoffs in the Bank's residential loan portfolio where customers with adjustable rate loans rushed to refinance into fixed rate mortgages to avoid the negative impact of anticipated rate hikes later in 2004. The Bank has not aggressively sought to retain or replace these loans because of the long-term interest rate/extension risk associated with fixed rate loans in the projected rising rate environment.

However, the Bank's commercial loan pipeline continues to grow. At June 30, 2004, the pipeline totaled $7.9 million, of which $3.1 million is projected to be funded in the third quarter of 2004. In addition, small business loans, mortgage loans and other consumer loans including home equity, automobile, student and credit card loans continue to be focused on for growth in the portfolio to allow for risk diversification.

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

The Bank's loan-to-deposit ratio at June 30, 2004 was 70.49%, up slightly from 68.3% at March 31, 2004 because of the slight increase in loans and the decline in deposit levels during the quarter. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional consumer loans (primarily home equity loans) and participation in commercial loans with other financial institutions.

Because of the purchase of loan participations, the Bank's loan portfolio is heavily concentrated in commercial loans (primarily commercial real estate) that comprises approximately $25 million, or 54.44%, of total loans. Continued payoffs in the residential mortgage loan portfolio resulted in a reduction of this component of the portfolio from $15.1 million at December 31, 2003 to $14.2 million at March 31, 2004 and $12.7 million at June 30, 2004. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                       June 30,    March 31,    December 31,
                                        2004         2004          2003
                                       -------     -------       -------
Commercial loans                       $24,936     $22,965       $23,223
Consumer loans                           8,120       8,353         8,695
Residential mortgages                   12,747      14,215        15,110
                                       ------      -------       -------
            Total Loans                $45,802     $45,533       $47,028
                                       =======     =======       =======

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

                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

        Balance at January 1, 2004                            $339
        Charge-offs:
          Consumer loans                                       (95)
                                                              ----
             Total charge-offs                                 (95)
                                                              ====

        Recoveries                                             355
        Net (charge-offs) recoveries                           260
                                                              ----
        Additions (charged to) credited back to operations      30
                                                              ----
        Balance at June 30, 2004                              $569
                                                              ====

The allowance for loan losses as a percentage of total loans was 1.24% at June 30, 2004 compared to 1.05% at March 31, 2004. During the quarter ended March 31, 2004, the Bank recovered $265 thousand related to one previously charged-off commercial loan. Of this recovery, the Bank credited $165 thousand back to operations and retained $100 thousand in the allowance for loan losses to provide for potential future losses. In addition, during the quarter ended June 30, 2004, the Bank made provisions to the allowance totaling $111 thousand. The Bank continues to proactively monitor its credit quality while working with borrowers in an effort to identify and control credit risk.

At June 30, 2004, the Bank's classified loans totaled $3.1 million, or 6.84% of total loans. Specific reserves of $365 thousand have been allocated to these loans. In addition, at June 30, 2004, approximately $888 thousand of the classified loans are guaranteed by the Small Business Administration (SBA).

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of June 30, 2004.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 2004, non-accrual loans were approximately $1.1 million compared to $1.4 million at March 31, 2004. Approximately $888 thousand of the Bank's non-accrual loans were guaranteed by the SBA.

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

At June 30, 2004, approximately 24% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.


Investment Securities and Other Short-term Investments

Federal Funds Sold, increased on average by $2 million, or 48.87%, during the quarter ended June 30, 2004. This increase is because of rapid payoffs in the Bank's residential mortgage portfolio as well as called agency securities in the Bank's investment portfolio.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (71.7%), and other government-sponsored agency securities (28.3%). The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio was 4.54% at June 30, 2004 compared with 4.99% one year ago. The reduction in yield is primarily a result of called agency securities for which the replacement securities had significantly lower yields. In addition, the Bank's floating rate mortgage-backed securities that have Treasury and LIBOR indices, repriced in the current lower interest rate environment.

The average duration of the portfolio at June 30, 2004 is 3.40 years compared to
2.78 years at December 31, 2003. The extension of the duration resulted from noted improvement in the economy and a corresponding rise in long term interest rates. Because a large percentage of the Bank's portfolio includes mortgage-backed securities, the prepayment rate slows as individuals are less likely to refinance mortgages in a rising rate environment. In fact, the constant one year prepayment rate (CPR), prepayment speed at which mortgage-backed securities pay, has declined from 42.93% at December 31, 2003 to 31.19% at June 30, 2004. This translates into only 31.19% of the mortgage pool repaying on an annual basis compared to 42.93% at December 31, 2003 resulting in a reduction of cashflow available to fund loans or to reinvest. Management will continue to monitor and take appropriate action to control its extension risk to ensure that the appropriate level of funds are available to meet liquidity needs. In 2003, a strategy was implemented to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. This strategy will continue to be used to help to reduce the level of optionality/extension risk in the portfolio.

Approximately $250 thousand in securities were called during the quarter. The average yield of called securities was 5.00%. Calls will likely diminish as the economy continues to improve and interest rates rise.


Deposits

The Bank has a stable core deposit base representing 84.5% of total deposits. During the quarter ended June 30, 2004, average deposits increased $126 thousand, or 0.19%. The primary area of increase was in noninterest-bearing checking accounts that increased on average by $840 thousand. This increase was primarily related to one significant deposit relationship with a quasi-governmental organization. However, this increase was partially offset by declines in other deposit categories including interest bearing checking accounts, savings accounts, and time deposits.

In June 2004, the Bank notified customers of its intent to close its 2 Penn Center Office located in Center City Philadelphia on July 9, 2004. The closure of this branch resulted in some savings passbook account attrition. Because passbook customers must physically enter the branch to complete transactions, electronic banking alternatives including ATMs and e-banking could not be used. In addition, Bank Enterprise certificates of deposit placed at the Bank by other community development financial institutions matured during the quarter. These certificates had a term of three years and were non-renewable.

With the increase in the Bank's capital from recent gains on asset sales, the Bank is now positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth to remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). However, the projected deposit growth for the remainder of 2004 is $2 million. New business development strategies will be implemented beginning in the third quarter of 2004.

Other Borrowed Funds

The Bank did not borrow funds during the quarter ended June 30, 2004. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.


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

The Bank's financial instrument commitments at June 30, 2004 are summarized below:

      Commitments to extend credit        $14,183,000

There were no outstanding letters of credit at June 30, 2004.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A significant portion of these commitments are a result of minority bank syndications of credit facilities for large Fortune 500 companies. These credit facilities are generally unused and serve as back-up lines to commercial paper. The Bank serves in the role as lead/arranger for four
(4) of these credits and participates in a number of other facilities where it is not the lead.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At June 30, 2004, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $8.5 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At June 30, 2004, the Bank has total short-term liquidity, including cash and federal funds sold, of $9.5 million, or 13.2% of total assets. Additional liquidity of approximately $4.9 million is provided by the Bank's investment portfolio classified as available-for-sale.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a government agency that matures in December 2004. Based on discussions with the customer, management does not anticipate the removal of this deposit in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 2004:

                                           (Thousands of dollars)

         3 months or less                           $2,866
         Over 3 through 12 months                    6,990
         Over 1 through three years                    100
         Over three years                               --
                                                    ------
              Total                                 $9,956
                                                    ======

Capital Resources

Total shareholders' equity increased approximately $161 thousand during the quarter ended June 30, 2004. The increase in equity was primarily due to net income of $241 thousand during the quarter offset by an $80 thousand decrease in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of interest rate changes that reduced the value of the investment portfolio.

The Bank's Capital Planning Committee, consisting of four outside directors and the Bank's two executive officers, is charged to leave no stone unturned by exploring all available options for capital infusion as soon as possible. The Board and management have a heightened sensitivity to this area and recognize that the lack of proper capital levels coupled with the deterioration in earnings can threaten the viability of the institution. Aggressive steps are being taken to address both matters. The first step included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand. The second step included the sale of the Bank's Corporate Headquarters Building located at 300 N. Third Street. This sale was completed in July 2004 on which the Bank realized a gain of $1.5 million that will be reflected in the third quarter of 2004. This sale resulted in a gain of $1.5 million that will be reflected in the third quarter ending September 30, 2004. In conjunction with this sale, the Bank entered a six month low cost lease for a portion of the building while management completes its due diligence/analysis on potential new headquarters locations.

Gains on asset sales will be used to re-capitalize the Bank and support growth and profitability strategies. The next phase of capital generation will focus on retained earnings--attaining continuous core profitability from loan and deposit growth.

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

As indicated in the table below, the Company's and the Bank's risk-based capital ratios were above the minimum requirements at June 30, 2004. However, as of December 31, 2003, the Bank's tier one leverage capital ratio had fallen to 6.81%, below the 7% minimum capital ratio required by the Written Agreement. At March 31, 2004 and June 30, 2004, the tier one leverage ratio had improved to 7.15% and 7.59%, respectively, primarily because of a $265 thousand recovery on a previously charged-off loan and a $368 thousand gain on the sale of a remote bank-owned parking lot. (Refer to Regulatory Matters below for the Written Agreement requirements). With a focus on growth and core profitability, management will work to ensure the capital ratio remains above the minimum requirements of the Written Agreement.

                                            Company          Company          Company
                                            --------        ---------       ------------
                                            June 30,        March 31,       December 31,
                                              2004            2004             2003
                                            --------         --------        --------
Total Capital                               $ 7,403          $ 7,242         $ 7,235
Less: Intangible Asset/Net
  unrealized gains (losses) on
  available for sale portfolio               (1,646)          (1,772)         (1,826)
                                            -------          -------         -------
Tier 1 Capital                                5,757            5,470           5,409
                                            -------          -------         -------
Tier 2 Capital                                  527              478             339
                                            -------          -------         -------
    Total Qualifying Capital                $ 6,284          $ 5,948         $ 5,748
                                            =======          =======         =======
Risk Adjusted Total Assets
  (including off-Balance sheet exposures)   $42,093          $43,206         $44,971
Tier 1 Risk-Based Capital Ratio              13.67%           12.66%          12.03%
Tier 2 Risk-Based Capital Ratio              14.93%           13.77%          12.78%
Leverage Ratio                                7.99%            7.54%           7.19%

                                              Bank            Bank             Bank
                                            --------        ---------       ------------
                                            June 30,        March 31,       December 31,
                                              2004             2004             2003
                                            --------         --------         --------
Total Capital                               $ 7,115          $ 6,954          $ 6,957
Less: Intangible Asset/Net
  unrealized gains (losses) on
  available for sale portfolio               (1,646)          (1,771)          (1,826)
                                            -------          -------          -------
Tier 1 Capital                                5,469            5,182            5,131
                                            -------          -------          -------
Tier 2 Capital                                  527              478              339
                                            -------          -------          -------
    Total Qualifying Capital                $ 5,996          $ 5,660          $ 5,470
                                            =======          =======          =======
Risk Adjusted Total Assets
 (including off-Balance sheet exposures)    $42,093          $43,206          $44,971
Tier 1 Risk-Based Capital Ratio              12.99%           11.99%           11.39%
Tier 2 Risk-Based Capital Ratio              14.24%           13.10%           12.14%
Leverage Ratio                                7.59%            7.15%            6.81%

Results of Operations

Summary

The Bank had net income of approximately $241 thousand ($0.23 per common share) for the quarter ended June 30, 2004 compared to a net loss of $234 thousand ($0.21 per common share) for the quarter ended June 30, 2003. The financial results for the quarter ended June 30, 2004 included a $368 thousand gain on the sale of a remote parking facility owned by the Bank.

A profit restoration plan was developed and continues to be implemented. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, the Bank's Two Penn Center branch was closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost. The projected annual savings from this action is $300 thousand.

While expense reductions continue to be achieved, a greater impact will be realized with increased asset size (deposit growth) and loan originations that build the Bank's loan-to-deposit ratio. Increased deposit and loan volume will result in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management has placed more focus on the implementation of business development strategies to increase the level of deposits and loans outstanding to achieve profitability. Management plans to leverage the Bank's strategic corporate alliances and channel its resources into the delivery of competitive products and services. Cross-selling opportunities will be sought that may begin with the introduction of other ancillary products to include the following:

     o The sale of supplementary insurance products through the Bank's new alliance with American Family Life Assurance Company (AFLAC);

     o Home mortgage products offered by GMAC mortgage representatives working directly in the Bank's Financial Service Centers; and,

     o Wealth management products and services offered through UVEST Financial Services.

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

Net interest income declined $54 thousand, or 6.47% for the quarter ending June 30, 2004 compared to the quarter ending June 30, 2003. Much of this decline was experienced in the investment portfolio. The average balance of investment securities declined from $16.8 million at June 30, 2003 to $12.2 million at June 30, 2004, while the average yield decreased from 4.99% to 4.54% for the same period. The reduction in yield is a result of calls of higher yielding agency securities as well as the repricing of variable rate mortgage-backed securities in the current low interest rate environment. Management has 2004 year-end goals to increase deposits by a minimum of $2 million and to increase the loan portfolio to achieve a 75% loan-to-deposit ratio in order to maximize the Bank's net interest income.

The Bank's cost of funds declined to 0.59% for the quarter ending June 30, 2004 compared to 0.71% for the same quarter in 2003. Consistent with current market conditions, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

The net interest margin of the Bank was 4.88% at June 30, 2004 compared to 4.51% at June 30, 2003. Management actively manages its exposure to interest rate changes. The increase in margin is attributed to the reduction in the Bank's cost of funds as well as a shift out of lower yielding federal funds sold and student loans into higher yielding home equity loans in December 2003.


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank made provisions totaling $111 thousand for the quarter ending June 30, 2004 compared to a $60 thousand provision for the same quarter in 2003. The increase in the level of provisions is due to a review and analysis of the Bank's loan portfolio and the increase in classified loans. Provisions were made to the allowance to cover loans for which full collection is uncertain in accordance with the Bank's Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of June 30, 2004.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended June 30, 2004 increased $478 thousand, or 116.71%, compared to the quarter ended June 30, 2003. In May 2004, the Bank recognized a non-recurring gain of $368 thousand on the sale of a remote bank-owned parking facility located near its 300 North 3rd Street Corporate headquarters building.

There was a decline of $12 thousand, or 3.15%, in customer service fees as a result of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. The Bank's lower deposit levels in 2004 compared to 2003 resulted in less overdraft fees, activity service charges and low balance fees. In addition, some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. Management continues the process of identifying potentially high volume locations to place machines.

The Bank has further developed a new core line of business--serving as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate four significant back-up lines/letters of credit with other minority banks throughout the country for major corporations for which agent fees for 2004 are projected to exceed $150 thousand compared to $85 thousand received in 2003. These fees will be received annually for the administration of the credit facilities. During the quarter ended June 30, 2004, the Bank completed the syndication process for two credit facilities for which the fees received totaled $100 thousand. Management plans to continue to develop this core line of business to generate fee income to support the Bank's profitability goals.


Noninterest Expense

Salaries and benefits decreased $55 thousand, or 10.17%, during the quarter ended June 30, 2004 compared to 2003. As part of the Bank's continued implementation of its Profit Restoration Plan, there have been strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. Also, as the Bank prepared to close/consolidate its Two Penn Center financial service center, it allowed attrition to accomplish necessary staff reductions to limit the number of layoffs. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $25 thousand, or 15.77%, during the quarter ended June 30, 2004 compared to 2003. In December 2003, the Bank converted/consolidated its consumer loan account processing (previously outsourced to EDS) with its core vendor, FISERV. This conversion resulted in a monthly savings of approximately $6 thousand. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased approximately $11 thousand, or 3.43%, during the quarter ended June 30, 2004 compared to 2003. The decrease is primarily attributable to reduction in depreciation expense related to the Two Penn Center branch office for which leasehold-related improvements became fully depreciated during the quarter. Management continues to implement strategies to reduce its occupancy expense including the closure/consolidation of its Two Penn Center Center City branch office in July 2004. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease, this branch was closed and consolidated with other branches in the network to further reduce operating costs.

Professional services expense increased approximately $13 thousand, or 24.66%, for the quarter ended June 30, 2004 compared to 2003. This increase is primarily related to increased audit-related cost with the implementation of the Sarbanes-Oxley Act.

Office operations and supplies expense declined by $10 thousand, or 9.09%, for the quarter ended June 30, 2004 compared to 2004. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center, further reductions are projected in this category of expense including security guards and other costs associated with branch operations.

FDIC insurance premiums decreased by $1 thousand, or 0.59%, for the quarter ended June 30, 2004 compared to 2003. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. The decrease during 2004, is a result of a reduction in the Bank's level of deposits.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.


Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement ("Agreement") with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. Management continues to address all matters outlined in the Agreement. Failure to comply could result in additional regulatory supervision and/or actions.

At December 31, 2003, the Bank's Tier 1 leverage ratio had fallen below the 7.00% minimum required by its Written Agreement with its regulators. However, at March 31, 2004 and June 30, 2004, the Bank's Tier 1 leverage ratio was 7.15% and 7.59%, respectively, above the minimum requirement. Management clearly understands that additional capital is essential to achieve the Bank's strategic plan of growth and core profitability. The Board and management continue to aggressively explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained earnings. The Bank's plan projects this occurrence in 2004.

Management accomplished the first phase of the Bank's re-capitalization plan that included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand which is reflected in the quarter ending June 30, 2004. The Bank completed the second phase of the plan in July 2004 with the sale of its corporate headquarters building located at 300 N. Third Street. This sale resulted in a gain of $1.5 million that will be reflected in the third quarter ending September 30, 2004. The gains on asset sales are being used to re-capitalize the Bank and support growth and profitability strategies. Simultaneous with these asset sale strategies to generate capital, management continues its quest of raising external capital through the sale of the Company's common and/or preferred stock.

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


Restrictions on the Payment of Dividends

The Bank is the sole source of income with which to pay dividends to the Company's shareholders. The holders of the Common Stock are entitled to such dividends as may be declared by the Board of Directors out of funds legally available therefore under the laws of the Commonwealth of Pennsylvania. Under the Pennsylvania Banking Code of 1965, funds available for cash dividend payments by a bank are restricted to accumulated net earnings and if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least 10% of its net earnings for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the bank without prior approval of the Secretary of Banking of the Commonwealth of Pennsylvania.

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


Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

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

The Securities and Exchange Commission (SEC) recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on the Company's consolidated financial statements.

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

At June 30, 2004, an asset sensitive position is maintained on a cumulative basis through 1 year of 6.11% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of variable rate loans and investment securities. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at June 30, 2004 are as follows:

                               Market value of          Market value of equity
      Changes in rate              equity               as a % of MV of Assets
    -------------------        ---------------          -----------------------
                             (Dollars in thousands)
     +300 basis points             $2,413                      5.10%
     +200 basis points              4,525                      6.60
     +100 basis points              5,821                      8.30
     Flat rate                      6,822                      9.70
     -100 basis points              8,878                     11.0
     -200 basis points              9,151                     12.3
     -300 basis points              9,952                     13.1

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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at June 30, 2004. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

         None

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

         b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED BANCSHARES, INC.


Date: August 16, 2004                  /s/ Evelyn Smalls
                                       -----------------------------------
                                       Evelyn Smalls
                                       President & Chief Executive Officer



Date: August 16, 2004                  /s/ Brenda M. Hudson-Nelson
                                       -----------------------------------
                                       Brenda Hudson-Nelson
                                       Executive Vice President/
                                       Chief Financial Officer

                                Index to Exhibits


Exhibit 31.1    Certification of the Chief Executive Officer
                Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2    Certification of the Chief Financial Officer
                Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1    Certification of the Chief Executive Officer
                Pursuant to 18 U.S.C. Section 1 350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2    Certification of the Chief Financial Officer
                Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.