Form 10-Q
period 2004-09-30
UNITED BANCSHARES INC /PA
filed 2004-11-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such
filing requirements for the past 90 day.   Yes__X__  No_____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes_____ No__X__

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and a Series Preferred Stock (Series A Preferred Stock).

         The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of November 5, 2004 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at November 5, 2004.

         The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of November 5, 2004.

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

     3.   Quantitative and Qualitative Disclosures about Market Risk........ 24

     4.   Controls and Procedures .......................................... 25


                                     PART II


     1.   Legal Proceedings................................................. 26

     2.   Changes in Securities and Use of Proceeds......................... 26

     3.   Defaults upon Senior Securities................................... 26

     4    Submission of Matters to a Vote of Security Holders............... 26

     5.   Other Information................................................. 26

     6.   Exhibits and Reports on Form 8-K.................................. 26

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

Item 1. Financial Statements

                          Consolidated Balance Sheets

                                                                     (Unaudited)      (Audited)
                                                                    September 30,    December 31,
                                                                         2004           2003
                                                                     -----------     -----------
Assets
Cash and due from banks                                                3,663,135       4,318,584
Interest bearing deposits with banks                                     886,643         874,362
Federal funds sold                                                     8,917,000       1,500,000
                                                                     -----------     -----------
Cash & cash equivalents                                               13,466,778       6,692,946

Investment securities:
     Held-to-maturity, at amortized cost
      (fair market value of $7,806,244 and $6,772,762                  7,769,541       6,703,476
       at September 30, 2004 and December 31, 2003, respectively)
     Available-for-sale, at market value                               4,886,401       8,933,216

Loans , net of unearned discount                                      46,049,753      47,028,397
Less: allowance for loan losses                                         (570,796)       (338,574)
                                                                     -----------     -----------
Net Loans                                                             45,478,957      46,689,823

Bank premises & equipment, net                                         1,161,241       2,772,153
Accrued interest receivable                                              295,595         380,583
Core deposit intangible                                                1,604,877       1,738,436
Prepaid expenses and other assets                                        679,782         806,734
                                                                     -----------     -----------
Total Assets                                                          75,343,172      74,717,367
                                                                     ===========     ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                 14,853,165      16,112,983
Demand deposits, interest bearing                                      9,557,086      10,430,349
Savings deposits                                                      18,021,603      19,309,126
Time deposits, $100,000 and over                                      13,331,824      10,349,830
Time deposits                                                         10,417,689      10,914,535
                                                                     -----------     -----------
                                                                      66,181,367      67,116,823

Accrued interest payable                                                  85,241          77,775
Accrued expenses and other liabilities                                   142,589         287,875
                                                                     -----------     -----------
Total Liabilities                                                     66,409,197      67,482,473

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                 1,432           1,432
   500,000 shares authorized., 136,842 issued and outstanding,
   6,308 shares held in treasury at September 30, 2004 and
   December 31, 2003
 Common stock, $.01 par value; 2,000,000 shares authorized;
   1,068,588 shares issued and outstanding at September 30, 2004          10,686          10,686
   and December 31, 2003
Treasury stock, 33,500 shares at September 30, 2004 and
   December 31, 2003                                                           0               0
 Additional-paid-in-capital                                           14,749,789      14,749,789
 Accumulated deficit                                                  (5,866,541)     (7,614,662)
 Net unrealized gain on available-for-sale securities                     38,609          87,649
                                                                     -----------     -----------
Total Shareholders' Equity                                             8,933,975       7,234,894
                                                                     -----------     -----------
                                                                      75,343,172      74,717,367
                                                                     ===========     ===========

The accompanying notes are an integral part of these statements.

                             Statement of Operations
                                   (unaudited)

                                                      Quarter ended       Quarter ended     Nine months ended    Nine months ended
                                                      September 30,       September 30,       September 30,         September 30,
                                                          2004                2003                2004                 2003
                                                       ----------          ----------          ----------           ----------
Interest Income:
     Interest and fees on loans                        $  784,367          $  737,618           $2,259,986          $2,193,785
     Interest on investment securities                    123,429             162,815              419,568             628,645
     Interest on Federal Funds sold                        24,665              19,391               49,851              84,719
     Interest on time deposits with other banks            14,605               5,752               23,735              16,707
                                                       ----------          ----------           ----------          ----------
Total interest income                                     947,066             925,576            2,753,140           2,923,856

Interest Expense:
     Interest on time deposits                             67,179              88,185              211,244             291,205
     Interest on demand deposits                           11,712              21,046               37,296              67,304
     Interest on savings deposits                          15,492              19,180               47,324              72,512
                                                       ----------          ----------           ----------          ----------
Total interest expense                                     94,383             128,411              295,864             431,021

Net interest income                                       852,683             797,165            2,457,276           2,492,835

Provision for loan losses                                  36,000              60,000                6,000             180,000
                                                       ----------          ----------           ----------          ----------
Net interest income less provision for
     loan losses                                          816,683             737,165            2,451,276           2,312,835
                                                       ----------          ----------           ----------          ----------
Noninterest income:
    Gain on sale of loans                                       0                   0                6,299                   0
    Customer service fees                                 357,980             409,851            1,121,201           1,241,320
    Realized gain (loss) on investments                         0                 675               31,115                 675
    Gain  on sale of fixed assets                       1,506,644                   0            1,874,203                   0
    Other income                                           44,222              51,560              219,542              91,962
                                                       ----------          ----------           ----------          ----------
Total noninterest income                                1,908,846             462,086            3,252,360           1,333,957

Non-interest expense
     Salaries, wages, and employee benefits               425,043             543,555            1,451,074           1,670,834
    Occupancy and equipment                               248,628             327,362              863,360             934,865
    Office operations and supplies                        105,014             116,906              320,589             341,223
    Marketing and public relations                         21,348              31,875               48,668              75,593
    Professional services                                  54,782              46,784              176,692             150,318
    Data processing                                       145,388             169,532              421,261             486,118
    Deposit insurance assessments                          29,104               8,187               43,977              25,370
    Other noninterest expense                             207,514             208,558              629,894             597,243
                                                       ----------          ----------           ----------          ----------
Total non-interest expense                              1,236,821           1,452,759            3,955,515           4,281,564
                                                       ----------          ----------           ----------          ----------
     Net income (loss)                                 $1,488,708          $ (253,508)          $1,748,121          $ (634,772)
                                                       ==========          ==========           ==========          ==========

     Earnings per share-basic                               $1.39              ($0.23)               $1.64              ($0.58)
     Earnings  per share-diluted                            $1.39              ($0.23)               $1.64              ($0.58)

Weighted average number of shares                       1,068,588           1,090,141            1,068,588           1,090,141
                                                       ==========          ==========           ==========          ==========

        The accompanying notes are an integral part of these statements.


                                       5


                            Statements of Cash Flow
                                  (unaudited)

                                                                                   Nine Months ended     Nine Months ended
                                                                                     September 30,         September 30,
                                                                                         2004                  2003
                                                                                   ----------------      -----------------
Cash flows from operating activities
Net income (loss)                                                                    $ 1,748,121          $  (634,772)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
    Provision for loan losses                                                              6,000              180,000
    Gain on sale of investments                                                          (31,115)
    Gain on sale of loans                                                                 (6,299)
    Gain on sale of fixed assets                                                      (1,874,203)
    Depreciation and amortization                                                        460,129              504,036
    Decrease in accrued interest receivable and other assets                             211,940               68,378
    Decrease in accrued interest payable and other liabilities                          (137,821)             (29,236)
                                                                                     -----------          -----------
Net cash provided by operating activities                                                376,752               88,406

Cash flows from investing activities
Purchase of investments-Available-for-Sale                                              (250,000)          (2,032,133)
Purchase of investments-Held-to-maturity                                              (2,500,000)          (2,012,482)
Proceeds from maturity & principal reductions of investments-Available-for-Sale        3,476,593            7,336,661
Proceeds from maturity & principal reductions of investments-Held-to-Maturity          1,426,398            3,481,120
Proceeds from sale of investments-Available-for-Sale                                     786,526                    0
Net decrease(increase) in loans                                                        1,211,165           (3,012,344)
Proceeds from sale of fixed assets                                                     3,283,536                    0
Purchase of premises and equipment                                                      (101,681)            (521,582)
                                                                                     -----------          -----------
Net cash provided by  investing activities                                             7,332,536            3,239,240

Cash flows from financing activities
Net decrease in deposits                                                                (935,456)          (7,132,146)
                                                                                     -----------          -----------
Net cash used in financing activities                                                   (935,456)          (7,132,146)

Increase(decrease) in cash and cash equivalents                                        6,773,832           (3,804,500)

Cash and cash equivalents at beginning of period                                       6,692,946           15,529,088

Cash and cash equivalents at end of period                                           $13,466,778          $11,724,588
                                                                                     ===========          ===========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                 314,747              231,074
                                                                                     ===========          ===========


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2004 and December 31, 2003 and the consolidated results of its operations for the nine month period ended September 30, 2004 and 2003, and its consolidated cash flows for the nine month period ended September 30, 2004 and 2003.


2.  Critical Accounting Policies

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


3.  Stock-based Compensation

At September 30, 2004, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)
                                                                           2004         2003
                                                                          ------       ------
Net income(loss)                      As reported                         $1,489       ($254)
                                      Stock-based compensation
                                      costs determined under fair
                                      value method for all awards         $    -        $  -
                                                                          ------        -----
                                      Pro forma                           $1,489       ($254)

Earnings(loss) per share (Basic)      As reported                          $1.39       ($0.23)
                                      Pro forma                            $1.39       ($0.23)
Earnings(loss) per share (Diluted)    As reported                          $1.39       ($0.23)
                                      Pro forma                            $1.39       ($0.23)

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

The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. Without a lot of marketing initiative, the Bank has built a strong reputation as the "lender of choice" for many religious organizations with this sector constituting 19% of the Bank's commercial loan portfolio at September 30, 2004.

The Bank's loan portfolio remained relatively flat during the quarter ended September 30, 2004. While $3.6 million in new commercial loans were originated, the Bank experienced $2 million in paydowns on its residential mortgage loan portfolio as a result of high levels of refinancing activity. Strategies are currently being developed to retain residential mortgage loans and cross-sell other Bank products including home equity loans/lines for customers with significant levels of equity in their homes.

The Bank's commercial loan pipeline remains strong. At September 30, 2004, the pipeline totaled $2.9 million, all of which is projected to be funded in the fourth quarter of 2004. In addition, other consumer loans including home equity, automobile, student and credit card loans continue to be sought for growth in the portfolio to allow for risk diversification. The Bank uses direct mail campaigns to solicit much of its consumer loan business. In October 2004, the Bank hired two business development consultants to aggressively seek new business.

The Bank will continue to focus on its niche business lines to include the basic deposit and loan business, while developing relationships with several corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank has begun to develop these strategic alliances/partnerships to help ensure that the communities it serves have full access to financial products and services.

At December 31, 2003, the Bank's Tier 1 leverage ratio had fallen below the 7.00% minimum required by its Written Agreement with its regulators (See Regulatory Matters below). However, at March 31, 2004, June 30, 2004, and September 30, 2004 the Bank's Tier 1 leverage ratio was 7.15% ,7.59%, and 9.85% respectively, above the minimum requirement. Management clearly understands that additional capital is essential to achieve the Bank's strategic plan of growth and core profitability. The Board and management continue to aggressively explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained core earnings. The Bank's plan projects this occurrence in 2004.

Management accomplished the first phase of the Bank's re-capitalization plan that included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand which was reflected in the quarter ending June 30, 2004. The Bank completed the second phase of the plan in July 2004 with the sale of its corporate headquarters building located at 300 N. Third Street. This sale resulted in a gain of approximately $1.5 million that is reflected in the third quarter ending September 30, 2004. In conjunction with this sale, the Bank entered a six month low cost lease (expires without a renewal option on January 31, 2005) for a portion of the building while management completes its due diligence/analysis on potential new headquarters locations.

The gains on asset sales are being used to re-capitalize the Bank and support growth and profitability strategies. With the increase in the Bank's capital from recent gains on asset sales, the Bank is now positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth and while remaining compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). Simultaneous with the asset sale strategies outlined above to generate capital, management continues its quest of raising external capital through the sale of the Bank's common and/or preferred stock to support further growth.

The Bank had net income of approximately $1.5 million ($1.39 per common share) for the quarter ended September 30, 2004 compared to a net loss of $254 thousand ($0.23 per common share) for the quarter ended September 30, 2003. The financial results for the quarter ended September 30, 2004 included the non-recurring income of $1.5 million from the gain on the sale of the Bank's corporate headquarters corporate headquarters discussed above. Without this gain, the Bank would have experienced break-even financial results from its core operations.

A profit restoration plan to generate core profitability was developed and continues to be implemented. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses.

Revenue enhancement strategies have also been employed to expand opportunities for fee income through the implementation of new services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. The Bank currently has four (4) such arrangements with fee income projected to exceed $175 thousand for 2004. For the nine months ended September 30, 2004, the Bank recorded approximately $125 thousand in fees related to these syndications.

In conjunction with its profit restoration plan, the Bank closed its Two Penn Center branch office located in Center City Philadelphia in July 2004. Deposit retention strategies included the implementation of e-banking in May 2004 that allow customers to perform electronic transactions on their accounts via the internet. In addition, the Bank re-emphasized its extensive ATM network of twenty-eight (28) machines and when appropriate increased customers' daily limits on ATM transactions. The Bank experienced some attrition related to its savings passbook customers because of the physical nature of these accounts, however, it was not considered significant. The projected savings from this branch office closure including personnel, occupancy and other operating costs are estimated to be a minimum of $300 thousand annually.

In connection with the sale of its corporate headquarters (currently under a short-term lease arrangement that expires on January 31, 2005) and closure of its Two Penn Center branch office, Management is pursuing a new Center City location for its corporate headquarters to maintain its corporate relevance, increase market share and enhance its corporate identity. The final stages of due diligence are underway on the selection of a new location. Management continues the objective of controlling expenses while providing the appropriate image to allow for the implementation of more effective business development strategies.

As a result of the actions referred to above, management believes that the Bank is well positioned to be a well capitalized, profitable financial institution that is positioned for growth.

Selected Financial Data

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars,                      Quarter ended      Quarter ended
 except per share data)                     -------------      -------------
                                            September 30,      September 30,
                                                2004               2003
                                            -------------      -------------
Net interest income                           $  853               $  797
Provision for loan losses                         36                   60
Noninterest income                             1,909                  462
Noninterest expense                            1,237                1,453
Net income (loss)                              1,489                 (254)

Earnings (loss)per share-basic and diluted     $1.39               ($0.23)

Balance sheet totals:
                                            September 30,      September 30,
                                                2004               2003
                                            -------------      -------------
Total assets                                   $75,343           $74,717
Loans, net                                     $45,479           $46,690
Investment securities                          $12,656           $15,636
Deposits                                       $66,181           $67,117
Shareholders' equity                           $ 8,934           $ 7,235

Ratios
Return on assets(1)                              3.21%          (1.38)%
Return on equity                                33.11%         (13.03)%
Tangible Equity to assets ratio                  9.85%           6.81%

(1) Not annualized for the quarter ended September 30, 2004.

                              Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $862 thousand, or 1.35%, during the quarter ending September 30, 2004 compared to the prior quarter ended June 30, 2004. Average funding sources decreased $2.6 million, or 3.89%, during the quarter.

Sources and Uses of Funds Trends

                              September 30,                          June 30,
(Thousands of Dollars,            2004        Increase                 2004
 except percentages)            --------     (Decrease)              ---------
                                 Average      --------                Average
                                 Balance       Amount        %        Balance
Funding uses:                   --------      -------      -----      -------
   Loans                         $46,359       $1,054       2.33%     $45,305
   Investment securities
      Held-to-maturity             6,724         (336)     (4.76)       7,060
      Available-for-sale           4,545         (641)    (12.36)       5,186
   Federal funds sold              6,920          785      12.80        6,135
                                 -------       ------                 -------
        Total uses               $64,548       $  862                 $63,686
                                 =======       ======                 =======
Funding sources:
   Demand deposits
      Noninterest-bearing        $15,443      ($1,555)     (9.15%)    $16,998
      Interest-bearing             9,746          368       3.92        9,378
   Savings deposits               18,396         (783)     (4.08)      19,179
   Time deposits                  20,258         (611)     (2.93)      20,869
                                 -------       ------                 -------
        Total sources            $63,843      ($2,581)                $66,424
                                 =======       ======                 =======

Loans

Average loans increased approximately $1.1 million, or 2.33%, during the quarter ended September 30, 2004. This increase is primarily a result of commercial loan originations during the quarter. During the quarter, the Bank funded $3.6 million in commercial loans. However, growth in the portfolio was stymied by continued payoffs in the Bank's residential loan portfolio where customers with adjustable rate loans refinanced into fixed rate mortgages to avoid the negative impact of anticipated rate hikes. During the quarter, the Bank experienced paydowns of $2 million in its mortgage loan portfolio. The Bank is developing strategies to retain and cross-sell its existing mortgage loan customers including the offer of home equity loans/lines for customers who have significant equity in their properties.

The Bank's commercial loan pipeline remains strong as a result of focused business development efforts. At September 30, 2004, the pipeline totaled $2.9 million, all of which is projected to be funded in the fourth quarter of 2004. In addition, small business loans, mortgage loans and other consumer loans including home equity, automobile, student and credit card loans will be sought for growth in the portfolio to allow for risk diversification.

The Bank has cultivated relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy continues to be utilized as a low cost means to build the Bank's pool of earning assets while it enhances its own business development capacity. Most of these participations are secured by commercial real estate. During the quarter ended September 30, 2004, the Bank recorded approximately $1.7 million in loan participations with other financial institutions.

The Bank's loan-to-deposit ratio at September 30, 2004 was 68.72%, down from 70.49% at June 30, 2004 because of an end of quarter increase in deposit levels while loan levels remained relatively flat. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Management will continue to implement loan growth strategies including the purchase of additional consumer loans (primarily home equity loans) and participation in commercial loans with other financial institutions.

Because of the purchase of loan participations and a significant level of commercial loan originations during the quarter ended September 30, 2004, the Bank's loan portfolio is heavily concentrated in commercial loans (primarily commercial real estate) that comprises approximately $27 million, or 58.64%, of total loans. Continued payoffs in the residential mortgage loan portfolio resulted in a reduction of this component of the portfolio from $15.1 million at December 31, 2003 to $14.2 million at March 31, 2004, $12.7 million at June 30, 2004, and $11.0 million at September 30, 2004. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                           September 30,   June 30,    March 31,    December 31,
                               2004          2004        2004          2003
                             -------       -------     -------       -------
Commercial loans             $27,003       $24,936     $22,965       $23,223
Consumer loans                 8,023         8,120       8,353         8,695
Residential mortgages         11,023        12,747      14,215        15,110
                             -------       -------    --------       -------
         Total Loans         $46,050       $45,802     $45,533       $47,028
                             =======       =======    ========       =======

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

                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                 Balance at January 1, 2004          $ 339
                 Charge-offs:
                   Consumer loans                     (137)
                                                     -----
                     Total charge-offs                (137)
                                                     =====

                 Recoveries                            363
                 Net (charge-offs) recoveries          226
                                                     -----
                 Additions charged to operations         6
                                                     -----
                 Balance at September 30, 2004       $ 571
                                                     =====

The allowance for loan losses as a percentage of total loans was 1.24% at September 30, 2004, unchanged from June 30, 2004. During the quarter ended March 31, 2004, the Bank recovered $265 thousand related to one previously charged-off commercial loan. Of this recovery, the Bank credited $165 thousand back to operations and retained $100 thousand in the allowance for loan losses to provide for potential future losses. The Bank made provisions to the allowance totaling $171 thousand for the nine months ended September 30, 2004. The Bank continues to proactively monitor its credit quality while working with borrowers in an effort to identify and control credit risk.

At September 30, 2004, the Bank's classified loans totaled $1.8 million , or 3.88% of total loans. Specific reserves of $232 thousand have been allocated to these loans. In addition, at September 30, 2004, approximately $888 thousand of the classified loans are guaranteed by the Small Business Administration (SBA).

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of September 30, 2004.


Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 2004, non-accrual loans were approximately $1.1 million, unchanged from June 30, 2004. Approximately $888 thousand of the Bank's non-accrual loans were guaranteed by the SBA.

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

At September 30, 2004, approximately 19% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.

Investment Securities and Other Short-term Investments

Federal Funds Sold, increased on average by $785 thousand, or 12.80%, during the quarter ended September 30, 2004. This increase is because of rapid payoffs in the Bank's residential mortgage portfolio as well as paydowns in the Bank's investments in mortgage-backed securities.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (61.3%), and other government-sponsored agency securities (38.7%). During the quarter-ended September 30, 2004, there was a shift in the composition of the portfolio to an increased level of government-sponsored agency securities. Additional purchases of agency securities were required to collateralize quasi-governmental deposits the Bank received in September 2004. The Bank purchased $1.7 million agency securities with short maturities (averging 2.5 years) to minimize potential interest rate risk in the projected rising rate environment.

The yield on the portfolio was 4.28% at September 30, 2004 compared with 4.54% at June 30, 2004. The reduction in yield is primarily a result of calls of higher yielding agency securities as well as floating rate mortgage-backed securities that have Treasury and LIBOR indices that repriced in the current lower interest rate environment.

The average duration of the portfolio at September 30, 2004 is 2.70 years compared to 2.78 years at December 31, 2003. The slightly shorter duration resulted from uncertainty in the economy that drove long-term interest rates down during the quarter. Because a large percentage of the Bank's portfolio includes mortgage-backed securities, the prepayment rate increased as individuals refinanced variable rate mortgages to lock-in before the projected rise in rates. Management will continue to monitor and take appropriate action to control the optionality in the investment portfolio to ensure that the appropriate level of funds are available to meet liquidity needs.

There were $250 thousand in securities called during the quarter. The average yield of called securities was 4.80%. Calls will likely diminish as the economy improves and interest rates rise.


Deposits

The Bank's core deposit base represents 80% of total deposits. During the quarter ended September 30, 2004, average deposits decreased $2.5 million, or 3.89%. The primary area of decline was in noninterest-bearing checking accounts that decreased on average by $1.6 million, or 9.15%, from June 30, 2004. This decrease was primarily related to one significant deposit relationship with a quasi-governmental organization. However, on September 29, 2004, the Bank received deposits in the form of laddered certificates of deposit (matuirities ranging from 3 months to 12 months) totaling $3.6 million from this organization that more than offset the previous decline.

The Bank also experienced a decline of $783 thousand, or 4.08%, in its average savings deposits during the quarter. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch resulted in some savings passbook account attrition. Because passbook customers must physically enter the branch to complete transactions, electronic banking alternatives including ATMs and e-banking could not be used.

Average certificates of deposit declined by $611 thousand, or 2.93%, during the quarter. The primary cause for the certificate of deposit decline was that the Bank Enterprise (BEA) certificates of deposit placed at the Bank by other community development financial institutions matured during the quarter. These certificates had a term of three years and were non-renewable.

With the increase in the Bank's capital from recent gains on asset sales, the Bank is now positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth and remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). New business development strategies were implemented in the third quarter of 2004 that included the hiring of two business development consultants and the implementation of a bank-wide incentive program.

Other Borrowed Funds

The Bank did not borrow funds during the quarter ended September 30, 2004. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.

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

The Bank's financial instrument commitments at September 30, 2004 are summarized below:

            Commitments to extend credit        $11,930,000

There were no outstanding letters of credit at September 30, 2004.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At September 30, 2004, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $9.8 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At September 30, 2004, the Bank has total short-term liquidity, including cash and federal funds sold, of $10.9 million, or 14.42% of total assets. Additional liquidity of approximately $4.7 million is provided by the Bank's investment portfolio classified as available-for-sale.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a government agency that matures in December 2004. Based on discussions with the customer, management does not anticipate the removal of this deposit in the near future. In addition, in September 2004, the Bank received deposits totaling $3.6 million from a quasi-governmental organization. These deposits were placed in four certificates of deposit with laddered maturities ranging from three months to one year. Based on discussions with management of this organization, the intent is that these deposits will continue to rollover and remain with the Bank for the foreseeable future. An additional $400 thousand deposit was received from this organization in October 2004.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 2004:

                                             (Thousands of dollars)

     3 months or less                               $ 6,637
     Over 3 through 12 months                         6,543
     Over 1 through three years                         152
     Over three years                                    --
                                                    -------
       Total                                        $13,332
                                                    =======

Capital Resources

Total shareholders' equity increased approximately $1.5 million during the quarter ended September 30, 2004. The increase in equity was primarily due to net income of $1.48 million during the quarter and a $42 thousand increase in other comprehensive income (FAS 115 unrealized gains on available-for-sale securities) because of interest rate changes that increased the value of the investment portfolio.

The Bank's Capital Planning Committee, consisting of four outside directors and the Bank's two executive officers, is charged to explore all available options for capital infusion. The Board and management have a heightened sensitivity to this area and recognize that the lack of proper capital levels can threaten the viability and growth of the institution. Aggressive steps were taken to address this matter. The first step included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand. The second step included the sale of the Bank's Corporate Headquarters Building located at 300 N. Third Street. This sale was completed in July 2004 on which the Bank realized a gain of $1.5 million that is reflected in the quarter ended September 30, 2004. In conjunction with this sale, the Bank entered a six month low cost lease for a portion of the building while management completes its due diligence/analysis on potential new headquarters locations.

Gains on asset sales will be used to re-capitalize the Bank and support growth and profitability strategies. The next phase of capital generation will focus on retained earnings--attaining continuous core profitability from loan and deposit growth.

FRB standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less core deposit intangible. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

As indicated in the table below, the Company's and the Bank's risk-based capital ratios were above the minimum requirements at September 30, 2004. However, as of December 31, 2003, the Bank's tier one leverage capital ratio had fallen to 6.81%, below the 7% minimum capital ratio required by the Written Agreement. At March 31, 2004, June 30, 2004, and September 30, 2004, the tier one leverage ratio had improved to 7.15%, 7.59%, and 9.85% respectively, primarily because of a $265 thousand recovery on a previously charged-off loan, a $368 thousand gain on the sale of a remote bank-owned parking lot, and a gain of $1.5 million on the sale of the Bank's corporate headquarters in July 2004. (Refer to Regulatory Matters below for the Written Agreement requirements). With a focus on growth and core profitability, management will work to ensure the capital ratio remains above the minimum requirements of the Written Agreement.

                                           Company           Company          Company           Company
                                           -------           -------          -------           -------
                                         September 30,       June 30,         March 31,        December 31,
                                             2004              2004             2003              2004
                                           -------           -------          -------           -------
Total Capital                              $ 8,933           $ 7,403          $ 7,242           $ 7,235
Less: Intangible Asset/Net
unrealized gains (losses) on
available for sale portfolio                (1,644)           (1,646)          (1,772)           (1,826)
                                           -------           -------          -------           -------
Tier 1 Capital                               7,289             5,757            5,470             5,409
                                           -------           -------          -------           -------
Tier 2 Capital                                 534               527              478               339
                                           -------           -------          -------           -------
    Total Qualifying Capital               $ 7,823           $ 6,284          $ 5,948           $ 5,748
                                           =======           =======          =======           =======
Risk Adjusted Total Assets
 (including off-Balance sheet exposures)   $42,687           $42,093          $43,206           $44,971
Tier 1 Risk-Based Capital Ratio             17.07%            13.67%           12.66%            12.03%
Tier 2 Risk-Based Capital Ratio             18.33%            14.93%           13.77%            12.78%
Leverage Ratio                              10.26%             7.99%            7.54%             7.19%


                                             Bank              Bank             Bank              Bank
                                           -------           -------          -------           -------
                                         September 30,       June 30,         March 31,        December 31,
                                             2004              2004             2003              2004
                                           -------           -------          -------           -------
Total Capital                              $ 8,645           $ 7,115          $ 6,954           $ 6,957
Less: Intangible Asset/Net
unrealized gains (losses) on
available for sale portfolio                (1,644)           (1,646)          (1,771)           (1,826)
                                           -------           -------          -------           -------
Tier 1 Capital                               7,001             5,469            5,182             5,131
                                           -------           -------          -------           -------
Tier 2 Capital                                 534               527              478               339
                                           -------           -------          -------           -------
    Total Qualifying Capital               $ 7,535           $ 5,996          $ 5,660           $ 5,470
                                           =======           =======          =======           =======
Risk Adjusted Total Assets
 (including off-Balance sheet exposures)   $42,687           $42,093          $43,206           $44,971
Tier 1 Risk-Based Capital Ratio             16.40%            12.99%           11.99%            11.39%
Tier 2 Risk-Based Capital Ratio             17.65%            14.24%           13.10%            12.14%
Leverage Ratio                               9.85%             7.59%            7.15%             6.81%


Results of Operations

Summary

The Bank had net income of approximately $1.5 million ($1.39 per common share) for the quarter ended September 30, 2004 compared to a net loss of $254 thousand ($0.23 per common share) for the quarter ended September 30, 2003. The financial results for the quarter ended September 30, 2004 included non-recurring income of $1.5 million from the gain on the sale of the Bank's corporate headquarters building located at 300 North Third Street. Without this gain, the Bank would have experienced break-even financial results from its core operations.

A profit restoration plan to generate core profitability was developed and continues to be implemented. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part this plan, upon expiration of the lease in July 2004, the Bank's Two Penn Center branch was closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost. The projected annual savings from this action is a minimum of $300 thousand.

While expense reductions continue to be achieved, a greater impact will be realized with increased asset size (deposit growth) and loan originations that build the Bank's loan-to-deposit ratio. Increased deposit and loan volume will result in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management has placed more focus on the implementation of business development strategies to increase the level of deposits and loans outstanding to achieve profitability. During the quarter ended September 30, 2004, the Bank hired two business development consultants to aggressively solicit business. In addition, management plans to leverage the Bank's strategic corporate alliances to develop business.

Revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of new services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent.

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

Net interest income increased $56 thousand, or 6.96% for the quarter ending September 30, 2004 compared to the quarter ending September 30, 2003. Much of this improvement was experienced in the loan portfolio. While the average level of loans remained relatively flat, there was a shift in the mix of the portfolio to higher yielding commercial loans versus lower yielding residential loans. In addition, in December 2003, the Bank sold $3 million in lower yielding student loans and purchased $3 million in home equity lines of credit with higher interest rates. Management's goal is to increase the loan portfolio to achieve a 75% loan-to-deposit ratio to further increase the Bank's net interest income.

The Bank's cost of funds declined to 0.57% for the quarter ending September 30, 2004 compared to 0.71% for the same quarter in 2003. Consistent with current market conditions, the Bank reduced the rates it pays on many of its interest-bearing products. Because most of the Bank's deposits are considered core, they were not sensitive to declining rates.

The net interest margin of the Bank was 5.01% at September 30, 2004 compared to 4.25% at September 30, 2003. Management actively manages its exposure to interest rate changes. The increase in margin is attributed to the reduction in the Bank's cost of funds as well as a shift out of lower yielding mortgages and student loans into higher yielding commercial and home equity loans. Also, the prime rate increased 75 basis points in 2004 resulting in increased interest income compared to 2003.


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank made provisions totaling $36 thousand for the quarter ending September 30, 2004 compared to a $60 thousand provision for the same quarter in 2003. Provisions are based on management's review and analysis of the Bank's loan portfolio and the level in classified loans. There was no significant change in the level of classified loans during the quarter. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Management believes the level of the allowance for loan losses is adequate as of September 30, 2004.


Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended September 30, 2004 increased $1.4 million, or 313.09%, compared to the quarter ended September 30, 2003. In July 2004, the Bank recognized a gain of $1.5 million on the sale of its 300 North 3rd Street Corporate headquarters building.

There was a decline of $52 thousand, or 12.66%, in customer service fees as a result of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network. The Bank's lower deposit levels in 2004 compared to 2003 resulted in less overdraft fees, activity service charges and low balance fees. In addition, some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. Management continues the process of identifying potentially high volume locations to place machines.

The Bank has further developed a new core line of business--serving as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate four significant back-up lines/letters of credit with other minority banks throughout the country for major corporations for which agent fees for 2004 are projected to exceed $175 thousand compared to $85 thousand received in 2003. These fees will be received annually for the administration of the credit facilities. During the nine months ended September 30, 2004, the Bank completed the syndication process for three credit facilities for which the fees received totaled $125 thousand. Management plans to continue to develop this core line of business to generate fee income to support the Bank's profitability goals.


Noninterest Expense

Salaries and benefits decreased $119 thousand, or 21.80%, during the quarter ended September 30, 2004 compared to 2003. As part of the Bank's continued implementation of its Profit Restoration Plan, there have been strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. Also, in conjunction with the closure of its Two Penn Center branch office, the Bank there was attrition and layoffs that resulted in staff reductions. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $24 thousand, or 14.24%, during the quarter ended September 30, 2004 compared to 2003. In December 2003, the Bank converted/consolidated its consumer loan account processing (previously outsourced to EDS) with its core vendor, FISERV. This conversion resulted in a monthly savings of approximately $6 thousand. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased approximately $79 thousand, or 24.05%, during the quarter ended September 30, 2004 compared to 2003. Management continued the implementation of strategies to reduce its occupancy expense including the closure/consolidation of its Two Penn Center Center City branch office in July 2004. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease, this branch was closed and consolidated with other branches in the network to further reduce operating costs. In addition, there was a reduction in depreciation expense related to the Two Penn Center branch office for which leasehold-related improvements and furniture became fully depreciated.

Professional services expense increased approximately $8 thousand, or 17.10%, for the quarter ended September 30, 2004 compared to 2003. This increase is primarily related to increased audit-related cost associated with the implementation of the Sarbanes-Oxley Act and the use of external consultants to assist with the Bank's Disaster Recovery Testing.

Office operations and supplies expense declined by $12 thousand, or 10.17%, for the quarter ended September 30, 2004 compared to 2004. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center, further reductions were experienced in this category of expense including security guards and other costs associated with branch operations.

FDIC insurance premiums increased by $21 thousand, or 255.49%, for the quarter ended September 30, 2004 compared to 2003. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. While the Bank is well capitalized, the increase during 2004, is a result of the perceived risk associated with the Bank's operating losses in 2003.

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

At December 31, 2003, the Bank's Tier 1 leverage ratio had fallen below the 7.00% minimum required by its Written Agreement with its regulators. However, at March 31, 2004, June 30, 2004, and September 30, 2004, the Bank's Tier 1 leverage ratio was 7.15%, 7.59% and 9.85%, respectively, above the minimum requirement. Management clearly understands that additional capital is essential to achieve the Bank's strategic plan of growth and core profitability. The Board and management continue to explore strategies to ensure continued growth of the Bank's capital to support its growth goals. The most productive way to increase capital is through sustained core earnings. The Bank's plan projects this occurrence in 2004.

Management accomplished the first phase of the Bank's re-capitalization plan that included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368 thousand which was reflected in the quarter ending June 30, 2004. The Bank completed the second phase of the plan in July 2004 with the sale of its corporate headquarters building located at 300 N. Third Street. This sale resulted in a gain of $1.5 million that is reflected in the third quarter ending September 30, 2004. The gains on asset sales are being used to re-capitalize the Bank and support growth and profitability strategies. Simultaneous with these asset sale strategies to generate capital, management continues its quest of raising external capital through the sale of the Company's common and/or preferred stock.

A regulatory examination completed in February 2004 determined that the Bank was not in compliance with certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Not meeting these requirements could expose the Bank to possible further regulatory actions. Management believes that it has implemented corrective action where necessary including the implementation of an achievable strategic plan for 2004.


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

The Securities and Exchange Commission (SEC) recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Company's consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. On October 13, 2004, FASB voted to delay the adoption of this proposed standard by public companies until their first fiscal quarter beginning after June 15, 2005. The Company is currently evaluating this proposed statement and its effects on its results of operations.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Company is in the process of determining the impact that this EITF will have on its financial statements.

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

At September 30, 2004, an asset sensitive position is maintained on a cumulative basis through 1 year of 11.9% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The increase in the Bank's positive gap position is primarily due to high level of funds in short-term investments (i.e. Federal Funds Sold) and the level of variable rate loans and investment securities. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at September 30, 2004 are as follows:

                                  Market value          Market value of equity
         Changes in rate           of equity            as a % of MV of Assets
       -------------------        ------------          ----------------------
                             (Dollars in thousands)

        +300 basis points            $4,293                    6.2%
        +200 basis points             5,489                    7.7
        +100 basis points             6,651                    9.1
        Flat rate                     7,771                   10.4
        -100 basis points             8,549                   11.3
        -200 basis points             9,194                   12.0
        -300 basis points             9,825                   12.6

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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at September 30, 2004. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

          b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED BANCSHARES, INC.


Date: November 12, 2004        /s/ Evelyn Smalls
                               ------------------------------
                               Evelyn Smalls
                               President & Chief Executive Officer


Date: November 12, 2004        /s/ Brenda M. Hudson-Nelson
                               ----------------------------------
                               Brenda Hudson-Nelson
                               Executive Vice President/Chief Financial Officer

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