Form 10-K
period 2004-12-31
UNITED BANCSHARES INC /PA
filed 2005-04-15
CIK 944792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


                             UNITED BANCSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                           ---------------------------
                           (Registrants' file number)


             Pennsylvania                                  23-2802415
   --------------------------------                   -------------------
   (State of other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   The Graham Building, 30 South 15th Street, Suite 1200,
                 Philadelphia, Pennsylvania                          19102
   -------------------------------------------------------        ----------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act).   Yes [ ]   No [X]

       United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and a Series Preferred Stock (Series A Preferred Stock).

       The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. None of the shares of the Registrant's stock was sold within 60 days of the filing of this Form 10-K. As of March 17, 2005 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at March 17, 2005.

       The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of March 17, 2005.

       There are 78 pages in the Form 10-K.

                                    FORM 10-K
                             United Bancshares, Inc.

                                      Index
    Item No.                                                               Page
    --------                                                               ----
                                     PART I

    1.   Business...........................................................  3

    2.   Properties......................................................... 13

    3.   Legal Proceedings.................................................. 14

    4.   Submission of Matters to a Vote of Security Holders................ 14


                                     PART II

    5.   Market for Registrant's Common Equity, Related Stockholder Matters. 15

    6.   Selected Financial Data............................................ 16

    7.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 16

    7A.  Quantitative and Qualitative Disclosures about Market Risk......... 37

    8.   Financial Statements and Supplementary Data........................ 37

    9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 38

    9A.  Controls and Procedures............................................ 38

    9B.  Other Information.................................................. 38


                                    PART III

    10.  Directors and Executive Officers of Registrant..................... 39

    11.  Executive Compensation............................................. 45

    12.  Security Ownership of Certain Beneficial Owners and Management..... 47

    13.  Certain Relationships and Related Transactions..................... 47

    14.  Principal Accounting Fees and Services............................. 47


                                     PART IV

    15.  Exhibits and Financial Statements Schedules........................ 48


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 17, 2005.

                                     PART I

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

       Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc. ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government's response to those events or the U.S. Government becoming involved in a conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; and (l) UBS' success in managing the risks involved in the foregoing.

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

       The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, Pennsylvania 19102. The Registrant's telephone number is (215) 351-4600.

       As of March 17, 2005, UBS and the Bank had a total of 39 employees.

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

       The Bank conducts all its banking activities through its three offices located as follows: West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. In July 2004, the Bank closed and consolidated its Two Penn Center (Center City) branch with its Progress Plaza Branch to create operating efficiencies. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2004, the Bank had total deposits aggregating approximately $63.2 million and had total net loans outstanding of approximately $46.5 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

       The city of Philadelphia is comprised of 353 census tracts and, based on 2000 census data, 204 or 58% of these are designated as low to moderate-income tracts while 105 or 30% are characterized both as low to moderate-income and minority tracts. The Bank's primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

       United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to be a player in providing retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations. The Bank will leverage its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from entities seeking Community Reinvestment Act (the "CRA Act") credit as well as grants and/or equity from the US Treasury CDFI Fund and other agencies of the U.S. Government. While the Bank's certification period was scheduled to end in January 2004, a recent review by the CDFI Fund has extended the Bank's certification period to 2006.

       Among the greatest challenges facing inner city communities is their lack of stability and transience. Outside organizations and institutions that attempt to work within the community get frustrated and can leave at any time because they have no vested stake in the neighborhood. It is very easy for an organization without vested roots in the community to just pick up and leave, thus fostering lack of institutional consistency. The Bank represents consistency to these communities. The Bank takes its commitment to community development quite seriously and recognizes that effective corporate and institutional partnerships must be forged to truly make a difference. Bank management recognizes the potential in these communities and knows that with the right mix of financial services, growth will occur. The Bank will continue to leverage its community "know-how" with the appropriate corporate and institutional partners to help ensure that we create economic profit by making comprehensive products and services are available and accessible through service focused delivery channels.

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

       The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. At March 17, 2005, the Bank's maximum legal lending limit was approximately $1,132,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the loan portfolio. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

       In the area of commercial loans, the Bank has flexibility to develop loan arrangements targeted at a customer's objectives. Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk. The Bank participates in the government-sponsored Small Business Administration ("SBA") lending program and when the Bank deems it appropriate, obtains SBA guarantees for up to 90% of the loan amount. These guarantees are intended to reduce the Bank's exposure to loss in its commercial loan portfolio. Commercial loans are typically made on the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

       The Bank's consumer loan program includes installment loans for home improvement and the purchase of consumer goods and automobiles, student loans, home equity and VISA secured and unsecured revolving lines of credit, and checking overdraft protection. The Bank participates in an automobile refinance program that allows customers to reduce high interest rates paid on their automobile loans down to more reasonable market rates. The Bank also offers residential mortgage loans to its customers through its strategic alliance with a Fortune 500 mortgage company. Other services the Bank offers include safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks.

       The Bank will continue to focus on its niche businesses to include the basic deposit and loan business, while developing relationships with several corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank will continue to develop these strategic alliances/partnerships to help ensure that the communities we serve have full access to financial products and services.

       With focused strategies the Bank can realize fee income with a select number of corporations both locally and nationally. By developing the relationships appropriately, a new niche for the Bank can be expanded to add to its core earnings stream. To date, these opportunities have included loan syndications for four (4) major U.S. Corporations for which the Bank receives agent/arranger fees. The Bank will continue to cultivate these and other relationships for additional fee income opportunities.

Access to the Bank's Website and the United States Securities and
Exchange Commission Website

     Reports filed electronically by UBS with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank's web site at www.unitedbankofphiladelphia.com under the "shareholders corner" section. These files are also accessible on the Commission's website at www.sec.gov.

Competition

       There is substantial competition among financial institutions in the Bank's service area. The Bank competes with local, regional and national commercial banks, as well as savings banks and savings and loan associations. Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including trust services and many "free" products and services with bundled account relationships. To date, the Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank's mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service. The Bank's strategy has been, and will continue to be, to emphasize personalized services with special sensitivity to the needs of Blacks, Hispanics and women and to offer competitive rates to borrowers and depositors.

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

       UBS believes that a portion of the Bank's customer base is derived from customers who were dissatisfied with the level of service provided at larger financial institutions. Many of the national financial institutions that provide financial services in Philadelphia are no longer headquartered in the region resulting in a loss of connectivity with the community. The Bank plans to further capitalize on this situation by implementing calling programs to offer potential customers a personalized community-based approach to banking. The Bank has sought, in the past, and intends to continue in the future, to hire customer contact officers who have good relationships with desirable customers. These personal relationships, provision of a high level of customer services, and referrals from satisfied customers, form the basis of the Bank's competitive approach, as opposed to advertising, rate competition or the development of proprietary banking products, services or programs.

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

       In 2004, the Bank developed a strategic alliance with a group of minority representatives from a Fortune 500 investment firm to provide a full array of non-deposit products including investments, insurance and brokerage services. The Bank intends to use this firm as an extension of its business development staff to introduce and cross-sell all of its products and services including loans and deposits.

       UBS will continue to be cognizant of the diversity in its market and will continue to develop partnerships to leverage the Bank's capacity in its niche market by skillfully targeting customers and building stakeholder relationships.

                           Supervision and Regulation

                      Regulation of United Bancshares, Inc.

       UBS, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and certain state securities commissions concerning matters relating to the offering and sale of its securities. Accordingly, if UBS wishes to issue additional shares of its Common Stock, for example, to raise capital or to grant stock options, UBS must comply with the registration requirements of the Securities Act of 1933, as amended, and any applicable states securities laws, or find an applicable exemptions from such registration.

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

     Under the FSA Act the Bank, subject to various requirements, is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of an FHC. However, to be able to engage in such activities the Bank must be well capitalized and well managed and receive at least a "satisfactory" rating in its most recent CRA Act examination. See "The Community Reinvestment Act" below.

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

Federal Reserve Membership Regulations

       Since the Bank is a member bank of the Federal Reserve System, the Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice or violate the law. Moreover, the Board has: (i) empowered the Federal Deposit Insurance Corporation (the "FDIC") to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorized the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricted lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) restricted management personnel of the Bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the Federal Reserve Board has been given 60-days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

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

       An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I Leverage Ratio of at least 4% and an 8% total risk-based capital ratio. Since the risk-based capital requirement is to be in the form of Tier I capital, this also will mean that a bank would need to maintain at least 4% Tier I risk-based capital ratio. An institution must meet each of the required minimum capital levels in order to be deemed "adequately capitalized." The most recent notification dated March 3, 2005, from the Federal Reserve authorities categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. See "Regulatory Action" and "Regulatory Matters" below.

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

       The Sarbanes-Oxley Act generally applies to all domestic companies, such as UBS, that file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Sarbanes-Oxley Act includes very significant disclosure requirements and new corporate governance rules, requires the SEC, the securities exchanges and the NASDAQ stock market to adapt extensive additional disclosures, corporate governance provisions and other related rules, as well as mandating that studies of certain significant issues be made by the SEC and the US Comptroller General. Given the extensive number of Sarbanes-Oxley Act rules and regulations to be finalized and implemented, the final scope and impact of its requirements on UBS and the financial services industry have yet to be determined.

       The SOX Act addresses, among other matters, directors' audit committees; certification of financial statements by the chief executive officer and chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition by companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by directors and executive officers; formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain the securities laws.

       To implement the requirements of SOX Act and regulations, UBS' management has instituted a series of actions to strengthen and improve UBS', corporate governance practices. Included in those actions was the development of a system designed to evaluate and monitor the continued effectiveness of the design and operation of UBS' internal controls and procedures for financial reporting.

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

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

       Section 404 ("SOX-404") of the Sarbanes-Oxley Act of 2002 requires that UBS put internal controls for public financial reporting in place to gain assurance that UBS properly presents its financial statements and related footnotes, under generally accepted accounting principles of the United States ("GAAP"). The Commission has recently postponed the effective date of SOX-404 for companies, such as UBS, with less than $75,000,000 in market capitalization, from December 31, 2005 until July 15, 2006.

       As required by, SOX-404 UBS has undertaken a project to determine (1) what internal controls for public financial reporting are in place and (2) what additional internal controls needed to be implemented in order to gain assurance that UBS properly presents its financial statements and related footnotes, under GAAP. To accomplish this task UBS has devoted such staff to assist for UBS' management in completing the project and thereby enabling the UBS' chief executive officer and chief financial officer to certify, in a timely fashion, whether or not there will be any significant deficiencies or material weaknesses in the internal controls, established to assure that the UBS' financial statements will be prepared under GAAP.

       Upon completion of management's assessments of the adequacy of its internal controls, its Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP ("McGladrey & Pullen"), will be required to audit management's assessment of internal controls and issue an opinion stating whether (1) management's assessment of the internal controls was fairly stated and (2) whether UBS maintains effective internal control over financial reporting. Based on UBS' management's assessment, the chief executive officer and chief financial officer will then attest whether the UBS' internal control over financial reporting is effective. McGladrey & Pullen will then issue a report stating whether in their opinion management's assessment of the UBS' internal control over financial reporting is fairly stated and that UBS maintains effective internal control over financial reporting as of December 31, 2006.

       The rules and regulations, discussed above, which implement the Sarbanes-Oxley Act could have a significant economic impact on the compliance cost of the UBS and all publicly held companies.

New Legislation and Regulations

The Fair and Accurate Credit Reporting Transactions Act

       The Fair and Accurate Credit Reporting Transactions Act of 2003 (the "Fact Act") became law on December 4, 2003. Among other things, the Fact Act permanently extended the provisions of the Fair Credit Reporting Act (the "FCR Act") that would have expired on January 1, 2004 and had prevented the states from enforcing credit reporting laws that were more restrictive than the FCR Act provisions.

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


       In addition the Fact Act contains provisions concerning (i) how often consumers may obtain free copies of their credit reports, (ii) the disclosure of credit scores used for credit decisions, (iii) a consumers opt-out procedure for exchange of credit information, that would otherwise be treated as a credit report, among affiliates, (iv) the duty of lenders to notify consumers that information contained in their credit reports resulted in their receiving credit on less than the most favorable terms.

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

       At December 31, 2003, the Bank's Tier 1 leverage ratio had fallen to 6.81%, below the 7.00% minimum required by its Written Agreement with its regulators (See Regulatory Matters below). However, as of December 31, 2004, the Bank's tier one leverage capital ratio had improved to 9.49%. In 2004, Management implemented capital improvement strategies including gains on sales of Bank-owned real estate totaling more than $1.9 million. Management clearly understands that additional capital is essential to achieve the Bank's strategic plan of growth and core profitability. The Board and management continue to aggressively explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained core earnings.

       A regulatory examination completed in February 2004 determined that the Bank was not in compliance with certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan. As a result, Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.


                              ITEM 2 -- PROPERTIES

Corporate Headquarters

       United Bank of Philadelphia's corporate offices are located at The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia. In conjunction with the sale of its corporate headquarters in July 2004, the Bank entered a short-term lease for a portion of the building it previously occupied at 300 North Third Street until January 31, 2005. On February 1, 2005 the Bank began a 10-year lease for its new Center City headquarters location. The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor, including executive offices, operations, finance, human resource, security and loss prevention functions. The average monthly lease rate over the term of the lease is $15,170.

Mt. Airy Branch

       The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. Management believes this branch has not reached its capacity and looks forward to increased opportunities in all aspects of the Bank's niche businesses. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,730.

West Philadelphia Branch

       In August 2003, the Bank purchased the branch location at 3750 Lancaster Avenue for $287,500. From July 1996 to the time of purchase, this facility had been leased. This branch is located in close proximity to two major universities and hospitals. It is comprised of approximately 3,000 square feet. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility.

Progress Plaza Branch

       The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis. This branch became the office of choice after the consolidation of the 28th & West Girard location in 2000 and closure of its 2 Penn Center City location in July 2004. This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,875 per month. This lease expired in October 2003. The Bank had been notified by the landlord that extensive improvements to the shopping plaza in which this branch is located were planned for early 2004 but have since been placed on hold. The Bank is currently leasing this facility on a month-to-month basis until final renovation plans are determined by the landlord.

                           ITEM 3 -- LEGAL PROCEEDINGS

       No material claims have been instituted or threatened by or against UBS or the Bank other than in the ordinary course of business.


          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A shareholders annual meeting of UBS was held on November 23, 2004. Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management's nominees as listed in the proxy statement and all such nominees were elected.

       The matter voted upon at shareholders annual meeting of UBS were the reelection of three (3) Class A directors to serve until the expiration of their four (4) year terms and one (1) Class B and one (1) Class C director to serve until the expiration of the balance of the terms of directors that retired in 2003 and the ratification of the appointment of Grant Thornton LLP as UBS' independent certified public accountants for the year 2004.

       The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

       --------------------------      --------------------------------
       51.879% Shares Voted            452,999.67 of 873,192.32 Shares
       --------------------------      --------------------------------
       18.502% Accounts Voted          583 of 3,151 Accounts
       --------------------------      --------------------------------

-----------------------------------------------------------------------------
             Question                   YES          NO      WITHHOLD/ABSTAIN
-----------------------------------------------------------------------------
  L. Armstead Edwards (CLASS A)       80.813%       0.00%         19.187%
                                    366,082.67      0.00         86,917.00
-----------------------------------------------------------------------------
  Marionette Y. Wilson (CLASS A)      81.144%       0.00%         18.856%
                                    367,582.67      0.00         85,417.00
-----------------------------------------------------------------------------
         Ernest L. Wright             81.089%       0.00%         18.911%
            (CLASS A)               367,332.67      0.00         85,667.00
-----------------------------------------------------------------------------
       Ahsan M. Nasratullah           96.656%       0.00%         3.344%
            (CLASS B)               437,849.67      0.00         15,150.00
-----------------------------------------------------------------------------
        Joseph T. Drennan             96.711%       0.00%         3.289%
            (CLASS C)               438,099.67      0.00         14,900.00
-----------------------------------------------------------------------------
    Ratify Grant Thornton, LLP        96.943%       0.00%         3.002%
                                    439,149.67      0.00         13,600.00
-----------------------------------------------------------------------------

     On December 16, 2004, UBS dismissed Grant Thornton, LLP as its independent registered public accounting firm and retained McGladrey & Pullen, LLP ("McGladrey & Pullen"), Certified Public Accounts, as its new independent registered public accounting firm on December 16, 2004 to audit UBS' financial statements. The decision to change independent accountants was made by the Audit Committee of UBS' Board of Directors, because of the costs savings, which will be realized by appointing McGladrey & Pullen as its independent accountants to audit UBS' financial statements. (Also see ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE).

                                     PART II

              ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY,
                           RELATED STOCKHOLDER MATTERS
Common Stock

     The Common Stock is not traded on any national exchange or otherwise traded in any recognizable market. There is no established public trading market for UBS' common stock. Prior to December 31, 1993, the Bank conducted a limited offering (the "Offering") pursuant to a registration exemption provided in
Section 3(a)(2) of the Securities Exchange Act of 1933. The price-per-share during the Offering was $12.00. Prior to the Offering, the Bank conducted an initial offering of the Common Stock (the "Initial Offering") at $10.00 per share pursuant to the same registration exemption.

       In June 2000 and December 2000, respectively, the Bank received $411,809 and $436,212 and issued 34,317 and 36,351 shares, respectively, as a result of the purchase of UBS' common stock by members of the Bank's board of directors in a limited offering at a price of $12.00 per share. This offering was exempt from registration under the Act pursuant to the exemption in section 4(2) of the Act.

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

     There were no capital stock transactions during 2004.

     As of March 17, 2005 there were 3,149 shareholders of record of UBS' Voting Common Stock and 2 shareholders of record of UBS' Class B Non-voting Common Stock.

Dividend Restrictions

     UBS has never declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

     Under the Federal Reserve Act, if a bank has sustained losses equal to or exceeding its undivided profits then on hand, no dividend shall be paid, and no dividends can ever be paid in an amount greater than such bank's net profits less losses and bad debts. Cash dividends must be approved by the Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock. Under the Federal Reserve Act, the Federal Reserve Board has the power to prohibit the payment of cash dividends by a bank if it determines that such a payment would be an unsafe or unsound banking practice. As a result of these laws and regulations, the Bank, and therefore UBS, whose only source of income is dividends from the Bank, will be unable to pay any dividends while an accumulated deficit exists. UBS does not anticipate that dividends will be paid for the foreseeable future.

     The FDIC generally prohibits all payments of dividends by a bank, which is in default of any assessment to the FDIC. (See "Regulatory Action" below)

Securities Authorized for Issuance Under Equity Compensation Plans

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

                        ITEM 6 -- SELECTED FINANCIAL DATA

                            Selected Financial Data

                                                                          Year ended December 31,
                                                       ------------------------------------------------------------
(Dollars in thousands, except per share data)             2004        2003        2002         2001        2000
                                                       ------------------------------------------------------------
Net interest income..............................      $  3,280     $  3,290     $ 3,726      $ 4,060     $ 5,415
Provision for loan losses........................            45          565         175          335         565
Noninterest income...............................         3,655        1,891       2,327        2,443       3,197
Noninterest expense..............................         5,243        5,732       6,095        7,038       8,801
Net income (loss)................................         1,647       (1,115)       (217)         870)       (755)
Net income (loss) per share - basic..............          1.54        (1.03)      (0.20)       (0.79)      (0.72)
Net income per share - fully diluted.............          1.50          -           -            -           -
Balance sheet totals:
    Total assets.................................      $ 72,301     $ 74,717     $86,044      $88,668     $93,533
    Net loans....................................        46,490       46,690      43,459       42,292      44,743
    Investment securities........................        13,560       15,637      21,518       25,806      35,014
    Deposits.....................................        63,172       67,117      76,929       79,423      83,238
    Shareholders' equity.........................         8,811        7,235       8,500        8,558       9,350
    Ratios:
       Tangible Equity to assets.................          9.89%        6.85%       7.45%        7.67%       7.74%
       Return on assets..........................          2.38%       (1.38)%     (0.25)%      (0.95)%     (0.63)%
       Return on equity..........................         26.96%      (13.03)%     (2.55)%      (9.63)%     (8.08)%

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

       A major factor that needed to be addressed by the Bank was its capital (tier one leverage ratio). When the Bank entered into the Agreement, the Bank's tier one leverage ratio was slightly under 5%. Aggressive strategies were developed and implemented by moving more expensive deposit relationships (certificates of deposit and IRA's) off the Bank's balance sheet. These deposits were sold for a gain and thus the Bank's total assets were reduced getting the Bank closer to the 7% capital requirement. In 2004, management continued to implement capitalization strategies including the sale of bank-owned real estate for a $1.9 million gain. With this new capital, the Bank's is positioned for growth.

       A fundamental problem for the Bank's business model was its expense profile. Major cuts were made including consolidating the branch network (from 8 offices to 4). Even with this reduction in branch offices, the Bank still carried more branches than its peer group, which was generally two and no more than three branches. Further reductions were made in 2004 with the closure/consolidation of the Bank's Center City Philadelphia 2 Penn Center office in conjunction with the expiration of a 10-year lease -- bringing the number of full service branches down to three (3).

       The Bank's reengineering and restructuring has resulted in a more streamlined organization that provided the proper organizational platform to become a more strategy-focused institution. Without compromising the segregation of duties and internal controls, management was able to capitalize on the strengths of its staff by combining functions while pushing for more enhanced leadership throughout the organization which is essential to achieve profitability, the Bank's primary goal. Also, with cross-training, the service model in the branches was adjusted from an average eight(8) employees per branch, down to five(5).

       Management recognized that before it could introduce new strategies for the Bank's core business, it had to ensure that the organization was running well at every level. By compressing the organization and putting emphasis on process improvements, management eliminated waste, and improved on operational efficiencies, which has been validated through improved audits.

       To compete in its marketplace, the Bank must have sound business strategies that will yield results. The recent past has enabled management to place more emphasis on strategy, with keen focus on a sound organization. While there was a conscientious effort to dismantle the original business model, management recognized the positive aspects of the model - consistent core (versatile) staffing, low cost of funds, loyal customer base, and strong net interest margins. These strengths can be built upon as a new, productive model formulates and moves into action.

       As was described earlier, the Bank is now well-capitalized and is much more streamlined. The goal is to develop more earning assets to achieve profitability. In addition, although many changes have been made through consolidations and compressions, management will continue to seek opportunities for the Bank to operate more efficiently and cost-effectively.

The Bank's Goals

         The Bank is a much stronger institution as a result of the aggressive steps taken to decrease expenses, compress the organization, and strengthen internal controls. The ultimate challenge for the institution has been to keep the franchise vibrant while enhancing the business model. Continuing to surround these new strategies and opportunities is a regulatory restraint that is unyielding until the Bank produces a steady stream of earnings.

         The primary goal during 2004 was to infuse new capital to further stabilize the franchise and position it for growth. Management accomplished this re-capitalization with gains of $1.9 million on sales of bank-owned real estate. This new capital can support the Bank's asset growth to $100 million. The true stability of the Bank will occur with positive growth trends in loans and deposits, month-by-month, quarter-by-quarter, yielding annual sustainable core profits.

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

         Efforts will continue to attract additional corporate partners to join the Bank's minority credit syndication business line to generate fee income. The Bank focuses on corporations that have a particular interest in impacting urban communities in a sustainable way. United Bank of Philadelphia has been able to leverage its strength in community development in its attainment of such dynamic corporate clients. It has attracted four(4) such clients and has a goal of adding two(2) additional relationships in 2005.

         While the Bank will continue to provide a full array of commercial products and services, enhanced emphasis will be placed on the production of consumer products through the Bank's financial service centers (branches). Some products will be marketed solely by the Bank while others will be offered through strategic and marketing alliances. Some of the products and services that will be emphasized include the following:

         o Auto Loans--A relationship with a direct marketing company will continue with mailings taking place at agreed upon times throughout the year. The goal is to attract consumers who may not bank with the Bank through this marketing effort and to cross sell other products including the opening of a deposit account.

         o Residential Mortgages--Through its marketing alliance with a Fortune 500 mortgage company, the Bank's customers will have access to a full array of affordable mortgage products with special incentives. This marketing alliance will give the Bank name recognition in the mortgage arena thereby setting the stage for the Bank to, in the future, originate mortgages under its own marquee.

         o Home Equity Loans--This product will receive heightened attention with the co-branded advertising in conjunction with a Fortune 500 mortgage company. All home equity inquiries, as a result of the add campaign, will be referred to the Bank.


       The Bank will continue to underwrite commercial transactions as well as participate with other banks in the region. The commercial portfolio will be built through traditional loans as outlined:

         o    Working capital lines of credit
         o    Term loans
         o    Demand loans
         o    Commercial real estate (construction and permanent)

       Church loans and small business loans are deemed the "bread and butter" of loans for the Bank. United Bank of Philadelphia is working in collaborative relationships to enhance volume. Some of these relationships include Small Business Development Centers, religious adjudicators and various local banks.

     Management's focus will continue to be on relationship banking. The goal is to engage in a more aggressive marketing and advertising campaign to get the Bank back into the marketplace and in the minds of the customers. Full advantage will be taken of the co-branding opportunities with the Bank's strategic alliances to increase the Bank's consumer loan business including brochures, joint seminars, and other business development opportunities.



                              Results of Operations

Summary

     In 2004, the Company recorded net income of approximately $1,647,000 ($1.54 per share) compared to a net loss of approximately $1,115,000 for 2003 ($1.03 per share) and a net loss of $217,000 for 2002 ($0.20 per share). The financial results for the year ended December 31, 2004 included non-recurring income of $1.9 million from the gain on the sale of the Bank's corporate headquarters and an adjacent parking lot. Without this gain, the Bank would have experienced a net loss of approximately $250,000 from its core operations.

     Revenue enhancement strategies have been employed to expand opportunities for fee income through the expansion of its products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. During 2004, the Bank generated fees totaling $178,000 from this line of business compared to $85,000 in 2003 and $25,000 in 2002. Further growth in this new core line of business is projected in 2005.

     Management continued the implementation of strategies to reduce expenses including the closure/consolidation of its Two Penn Center Center City branch office. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, this branch was closed and consolidated with other branches in the network to further reduce operating costs.

     While expense reductions continue to be achieved, a greater impact will be realized with deposit growth and increased loan originations that build the Bank's core earnings. Increased deposits will increase the Bank's ability to fund and grow its earning assets while an increased loan-to-deposit ratio will generally result in a higher net interest margin on those assets. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to achieve deposit and loan growth as a means to achieve core profitability.

     A more detailed explanation for each component of earnings is included in the sections below.

    Table 1--Average Balances, Rates, and Interest Income and Expense Summary


                                                                         December 31,
                                                2004                         2003                         2002
                                       -----------------------      -----------------------      ------------------------
                                       Average           Yield/     Average           Yield/     Average           Yield/
(Dollars in thousands)                 balance  Interest  rate      balance  Interest  rate      balance  Interest  rate
                                       -----------------------      -----------------------      ------------------------
Assets:
Interest-earning assets:
    Loans...........................    $46,037  $3,009   6.54%      $45,168  $2,913    6.45%     $42,839  $3,006    7.02%
    Investment securities
      held-to-maturity..............      7,273     308   4.23         6,479     273    4.21       10,155     626    6.16
    Investment securities
      available-for-sale............      5,488     252   4.59         9,393     532    5.66       13,783     831    6.03
    Interest bearing balances
      with other banks..............        880      30   3.41           869      21    2.99           --      --      --
    Federal funds sold..............      6,244      87   1.39         8,498      98    1.15       10,406     169    1.62
                                        -------  ------              -------  ------              -------  ------
       Total interest-earning assets     65,922   3,685   5.59        70,407   3,837    5.45       77,183   4,632    6.00

Noninterest-earning assets:
    Cash and due from banks.........      3,708                        4,438                        4,542
    Premises and equipment, net.....      2,006                        2,679                        2,613
    Other assets....................      2,726                        3,922                        2,926
    Less allowance for loan losses..       (542)                        (713)                        (674)
                                        -------                      -------                      -------
       Total........................    $73,820                      $80,728                      $86,590
                                        =======                      =======                      =======

Liabilities and shareholders' equity:
Interest-bearing liabilities:
    Demand deposits.................    $ 9,315  $   49   0.53%      $11,924  $   83    0.70%     $12,882     114    0.89%
    Savings deposits................     18,693      62   0.33        20,241      89    0.44       21,931     129    0.59
    Time deposits...................     21,559     295   1.37        21,565     375    1.74       23,712     663    2.79
                                        -------  ------              -------  ------              -------  ------
       Total interest-bearing
        liabilities.................     49,567     406   0.82        53,730     547    1.02       58,525     906    1.55

Noninterest-bearing liabilities:
    Demand deposits.................     16,306                       18,439                       19,565
    Other...........................        193                           --                           --
Shareholders' equity................      7,754                        8,559                        8,500
                                        -------                      -------                      -------
       Total........................    $73,820                      $80,728                      $86,590
                                        =======                      =======                      =======

Net interest earnings...............             $3,280                       $3,290                       $3,726
Net yield on interest-earning assets                      4.98%                        4.67%                         4.83%


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

         Net interest income was $3,280,000 in 2004, a decrease of $10,000, or ..31%, compared to 2003. Net interest income totaled $3,290,000 in 2003, a decrease of $436,000, or 11.70%, compared to 2002.

         Table 2--Rate-Volume Analysis of Changes in Net Interest Income

                                                               2004 compared to 2003                2003 compared to 2002
                                                           -----------------------------       -----------------------------
                                                            Increase (decrease) due to          Increase (decrease) due to
                                                           -----------------------------       -----------------------------
(Dollars in thousands)                                       Volume    Rate       Net            Volume    Rate       Net
                                                            -------   -------   -------         -------   -------   -------

Interest earned on:
    Loans...............................................    $   57     $  39     $  96           $ 151    $(244)     $ (93)
    Investment securities held-to-maturity..............        33         2        35            (167)    (186)      (353)
    Investment securities available-for-sale............      (219)      (61)     (280)           (161)    (117)      (278)
    Interest-bearing deposits with other banks                   5         4         9
       Federal funds sold...............................         8       (19)      (11)            (22)     (49)       (71)
                                                             -----     -----     -----           -----    -----      -----
       Total interest-earning assets....................      (116)      (35)     (151)           (199)    (596)      (795)
                                                             -----     -----     -----           -----    -----      -----
Interest paid on:
    Demand deposits.....................................       (13)      (21)      (34)             (6)     (25)       (31)
    Savings deposits...................................        ( 5)      (22)      (27)             (7)     (33)       (40)
    Time deposits.......................................       ( 1)      (78)      (79)            (37)    (251)      (288)
       Total interest-bearing liabilities...............       (19)     (121)    (140)             (50)    (309)      (359)
                                                             -----     -----     -----           -----    -----      -----
       Net interest income..............................    $ (97)     $  86     $ (11)          $(149)   $(287)     $(436)
                                                            ======     =====     =====           =====    =====      =====


Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.


         In 2004, there was a decrease in net interest income of $97,000 due to changes in volume and an increase of $86,000 due to changes in rate. In 2003, there was a decrease in net interest income of $149,000 due to changes in volume and a decrease of $287,000 due to changes in rate.

         Average earning assets decreased from $71 million in 2003 to $66 million in 2004 and decreased from $77 million in 2002 to $71 million in 2003. From February 2000 to July 2004, in an effort to manage its capital adequacy, the Bank did not aggressively seek significant deposit growth. In 2004, gains on asset sales were used to re-capitalize the Bank and support growth and profitability strategies. With the increase in the Bank's capital, the Bank is now positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth while remaining compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below).

        The net interest margin of the Bank was 4.98% in 2004, 4.67% in 2003, and 4.83% in 2002. Management actively manages its exposure to interest rate changes. The Bank's deposit base includes many low cost core checking and savings deposits that are not sensitive to rate changes. Thus, although there were a series of short-term rate increases (in aggregate 125 basis points) by the Federal Reserve in 2004, the Bank's cost of funds did not increase at the same pace while floating rate assets including loans, investments and Federal Funds Sold did increase.

        During 2004, the average federal funds yield was 1.39% compared to 1.15% in 2003 and 1.62% in 2002. During 2004, the average investment in federal funds decreased by $2.2 million. The reduction was a result of a $3.9 million decline in the Bank's total deposits. In conjunction with its profit restoration plan, the Bank closed its Two Penn Center branch office located in Center City Philadelphia in July 2004. The Bank experienced some attrition primarily related to its savings passbook customers because of the closure of the branch. Because passbook customers must physically enter the branch to complete transactions, electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits.

        The yield on the investment portfolio decreased 52 basis points to 4.39% in 2004 compared to 4.81% in 2003 and 6.09% in 2002. The reduction in yield is primarily a result of calls of higher yielding agency securities as well as floating rate mortgage-backed securities that have Treasury and LIBOR indices that repriced in a lower interest rate environment.

        The cost of interest-bearing liabilities declined to 0.82% in 2004 compared to 1.02% in 2003 and 1.55% in 2002. Consistent with market conditions through mid-year 2004, the Bank reduced the rates it pays on many of its interest-bearing products. Although short-term interest rates subsequently increased in 2004, increases in rates on the Bank's core deposits did not change at the same pace. When setting the pricing for its deposits, the Bank generally uses the median rate paid by its competitors in the region. Because most of the Bank's deposits are considered core, they were not sensitive to rising interest rates and generally lag market changes.

Provision for Loan Losses

         The provision for loan losses is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

         The net provision for loan losses charged against earnings in 2004 was $45,000 compared to $565,000 in 2003 and $175,000 in 2002. In February 2004, the
Bank recovered $265,000 related to one previously charged-off commercial loan. Of this recovery, the Bank credited $165,000 back to operations and retained $100,000 in the allowance for loan losses as required by the reserve analysis performed by management. The Bank made provisions to the allowance totaling $210,000 for the year ended December 31, 2004.

         In 2003, the Bank made provisions for loan losses totaling $565,000. This level of provision was required because of the charge off of $710,000 that represented the non-Small Business Administration (SBA) guaranteed portion of a loan to one borrower in the telecommunications industry. Severe financial difficulties experienced by the borrower made the full collection of this loan uncertain. Loans to this borrower totaled $1.3 million. The Bank has presented this loan to the SBA for collection of the guaranteed portion of the loans that total $569,000 that represents the Bank's balance on the loan. The SBA documentation review as relates to this loan is currently underway. Although the Bank has charged-off a portion of this loan, management will seek to maximize its recovery through appropriate legal action.

        The Bank continues to monitor its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of December 31, 2004.

Noninterest Income

        Noninterest income increased $1,764,000 in 2004 compared to 2003 and decreased $436,000 in 2003 compared to 2002. In connection with its 2004 re-capitalization plan, the Bank sold bank-owned real estate including a remote bank-owned parking lot and its corporate headquarters building located at 300 N. Third Street. The sale of these assets resulted in a gain of approximately $1.9 million in 2004. In addition, the Bank sold approximately $786,000 of its available-for-sale portfolio for a gain of approximately $31,000.

        The amount of the Bank's noninterest income also reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. Customer service fees decreased $202,000 in 2004 compared to 2003 and decreased $275,000 in 2003 compared to 2002 primarily because of a reduction in activity fees on deposits and lower surcharge income on the Bank's ATM network.

        There was a $3.9 million decline in the Bank's deposit levels that resulted in less overdraft fees, activity service charges and low balance fees. Also, in December 2003, to avoid the necessity to escheat the balances of inactive customer accounts, the Bank made an extensive effort to contact customers to re-activate their accounts. The Commonwealth of Pennsylvania requires that accounts that are inactive for five years or more be closed and escheated to the state. This resulted in a reduction in ongoing activity/dormant account service charges in 2004.

        During 2004, surcharge income on the Bank's ATM network declined by $100,000, or 14.30%, compared to 2003. Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. Management continues to seek potentially high volume locations to place machines.

        Beginning in 2002, the Bank began developing a new core line of business--serving as arranger/agent for loan syndications for four major corporations throughout the country. In this capacity, the Bank syndicates back-up lines/letters of credit with other minority banks throughout the country for the corporations for which it receives agent fees. In 2004 these fees totaled $178,000 compared to $86,000 in 2003 and $25,000 in 2002. These fees will be received annually for the administration of the credit facilities. Management plans to continue to develop this core line of business to generate fee income to support the Bank's profitability goals.

Noninterest Expense

         Noninterest expense decreased $489,000, or 8.52% in 2004 compared to 2003 and decreased $363,000, or 5.96%, in 2003 compared to 2002.

         Salaries and benefits decreased $269,000, or 12.21%, in 2004 compared to 2003 and decreased $140,000, or 5.98%, in 2003 compared to 2002. As part of the Bank's continued implementation of its Profit Restoration Plan, there have been strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. Also, in conjunction with the closure of its Two Penn Center branch office in July 2004, there was attrition and layoffs that resulted in staff reductions. Management continues its review of its staff to ensure the Bank is operating with the most efficient organizational structure.

     Occupancy and equipment expense decreased approximately $122,000, or 9.97%, in 2004 compared to 2003 and decreased $69,000, or 5.34%, during 2003 compared to 2002. Management continued the implementation of strategies to reduce its occupancy expense including the closure/consolidation of its Two Penn Center City branch office. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, this branch was closed and consolidated with other branches in the network to further reduce operating costs. In addition, there was a reduction in depreciation expense related to the Two Penn Center branch office for which leasehold-related improvements and furniture became fully depreciated.

        Also, in August 2003, the Bank purchased its 38th and Lancaster Street Branch as a measure to reduce its occupancy expense. This branch had been leased on a "triple net" basis where the Bank bore all expenses related to the facility. The annual savings on this transaction was approximately $20,000.

        Data processing expenses are a result of the management decision to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base -- low average balance and high transaction volume. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.

        Data processing expenses decreased by $99,000, or 15.00%, in 2004 compared to 2003 and increased by $40,000, or 6.45%, during 2003 compared to 2002. The decline in 2004 is primarily the result of the conversion/consolidation of the consumer loan account processing (previously outsourced to EDS) with its core vendor, FISERV. This conversion resulted in a monthly savings of approximately $6,000. The Bank continues to study methods by which it may further reduce its data processing cost.

        Marketing and public relations expense decreased by $31,000, or 27.21% in 2004 compared to 2003 and increased by $31,000, or 37.32%, in 2003 compared to 2002. In 2003, to further enhance its image and encourage business development, the Bank began a re-branding campaign that included, among other things, new brochures and in-branch signage. To reduce expenses in 2004, the Bank began to utilize co-branded marketing materials with its strategic alliances. To reach the goals and objectives of retaining its existing customers and attracting new customers and partners management continues to review a variety of strategies including the following:

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

        Office operations and supplies expense decreased by $41,000, or 9.11%, in 2004 compared to 2003 and increased by $20,000, or 4.53%, in 2003 compared to 2002. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center in July 2004, reductions were experienced in this category of expense including supplies and other costs associated with branch operations.

        Professional services increased by $18,000, or 8.28%, in 2004 compared to 2003 and decreased by $63,000, or 22.18%, in 2003 compared to 2002. The increase in 2004 is primarily related to an increase in the use of consultants. The Bank used external consultants to assist with disaster recovery testing and penetration testing associated with its computer systems. In 2004, the Bank used consultants for human resource-related matters including the development of a new employee performance management system and compensation/contract review for the Bank's two executive officers. Also, in October 2004, the Bank engaged two business development consultants to assist with developing loans and deposits for the Bank.

        Federal deposit insurance premiums were $72,000 in 2004, $34,000 in 2003, and $36,000 in 2002. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance
Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. While the Bank is "adequately" capitalized, the increase during 2004, is a result of the perceived risk associated with the Bank's operating losses.


        All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

                            Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 below indicates how the Bank has managed these elements. Average funding uses decreased approximately $4.5 million, or 6.37%, in 2004 compared to a decrease of $7.6 million, or 9.8%, in 2003.


                    Table 3--Sources and Use of Funds Trends

                                                       2004                                  2003                     2002
                                        -------------------------------       -------------------------------       ---------
                                                     Increase                              Increase
                                         Average    (decrease)                 Average    (decrease)                 Average
(Dollars in thousands)                   balance      amount    Percent        balance      amount    Percent        balance
                                        ---------    --------   -------       ---------    --------   -------       ---------
Funding uses:
    Loans .............................   $46,037    $   869      1.92%        $45,168     $ 2,329      5.44%        $42,839
    Investment securities..............
      Held-to-maturity.................     7,273        794     12.25           6,479      (3,676)   (36.20)         10,155
      Available-for-sale...............     5,488     (3,905)   (41.57)          9,393      (4,390)   (25.55)         13,783
      Interest-bearing balances
        with other banks...............       880         11      1.27             869           9      1.03             860

      Federal funds sold...............     6,244     (2,254)   (26.52)          8,498      (1,908)   (18.34)         10,406
                                          -------    -------                   -------     -------                   -------
          Total uses...................   $65,922    $(4,485)                  $70,407     $(7,636)                  $78,043
                                          =======    =======                   =======     =======                   =======
Funding sources:
    Demand deposits:
      Noninterest-bearing..............   $16,306    $(2,133)   (11.57)%       $18,439     $(1,126)    (5.76)%       $19,565
      Interest-bearing.................     9,315     (2,609)   (21.88)         11,924        (958)    (7.44)         12,882
    Savings deposits...................    18,693     (1,548)    (7.65)         20,241      (1,690)    (7.70)         21,931
    Time deposits......................    21,559         (6)     (.03)         21,565      (2,147)    (9.05)         23,712
                                          -------    -------                   -------     -------                   -------
          Total sources................   $65,873    $(6,296)                  $72,169     $(5,921)                  $78,090
                                          =======    =======                   =======     =======                   =======

* Includes held-to-maturity and available-for-sale securities


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

        Average investment securities and federal funds sold, in the aggregate, decreased by $5.4 million, or 22.01%, in 2004, compared to a decrease of $9.9 million, or 29.04% in 2003 compared to 2002. The significant decline in investable funds was a result of a $6.3 million reduction in average deposit balances and a $869,000 increase in average loans during the year. To fund the reduction in deposits and the increase in loans, the Bank used federal funds sold as well as proceeds from called agency securities and paydowns on its mortgage-backed securities.

        The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. As reflected in Table 4 below, the average duration of the portfolio is 3.07 years in 2004 compared to 2.78 years in 2003. In the current rising interest rate environment, the duration of the investment portfolio is slightly extended because of the reduction in the prepayment speed on the Bank's mortgage-backed security portfolio.

     Approximately 64% of the portfolio consists of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment. Because customers are less likely to refinance in the current rising interest rate environment, the prepayment speed decreased on this component of the portfolio. The constant one year prepayment rate (CPR) at December 31, 2003 was 42.93% compared to 24.06% at December 31, 2004. This translates into only 24.06% of the mortgage-backed pools repaying on an annual basis. This results in significantly less monthly cash flow than was received in 2003.

     The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the projected rising rate environments. The Bank's strategy is to invest funds in hybrid mortgage-backed securities that are fixed for three to ten years and then become adjustable with the current market conditions. These securities have average current yields of at least 4.00% and estimated durations of 5 years with monthly cashflow.


                   Table 4--Analysis of Investment Securities

                                                         After one but       After five but
                                    Within one year    within five years    within ten years    After ten years
                                    ---------------    -----------------    ----------------    ---------------
(Dollars in thousands)              Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Total
                                    ------    -----     ------    -----     ------    -----     ------    -----     ------
Other government securities......    $  -       - %     $3,000    3.46%     $1,750    4.09%     $   -       - %    $ 4,750
Mutual funds and other...........       -                    -                   -                  -                  336
Mortgage-backed securities.......       -                    -                   -                  -                8,474
                                     -----              ------              ------              ------             -------
Total securities.................    $  -               $3,000              $1,750                  -              $13,560
Average maturity.................                                                                               3.07 years


The above table sets forth the maturities of investment securities at December 31, 2004 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).


Loans

        Average loans increased approximately $869,000, or 1.92%, in 2004 compared to 2003 and increased $2.3 million, or 5.44%, in 2003 compared to 2002. During 2004, the Bank funded $11.4 million in new commercial loans. However, growth in the loan portfolio was stymied by payoffs of some large loan participations the Bank had with other financial institutions. In addition, the Bank's mortgage loan portfolio declined by $4.4 million as a result of customers with adjustable rate loans refinancing into fixed rate mortgages to avoid the negative impact of anticipated rate hikes.

        The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy continues to be utilized while the Bank enhances it own business development capacity. Approximately $2.7 million in commercial loan participations were booked during 2004. Most of these participations were secured by commercial real estate.

        The Bank's commercial loan pipeline remains strong as a result of focused business development efforts. At December 31, 2004, the pipeline totaled $3.8 million. Management continues to seek cost effective methods of developing business including the use of external commissioned strategic business development partners to refer loan transactions. This strategy allows for increased loan origination activity without adding fixed personnel expense. In addition to commercial loans, mortgage loans and other consumer loans including home equity, automobile, student and credit card loans will be sought for growth in the portfolio to allow for risk diversification.

         The Bank's loan-to-deposit ratio at December 31, 2004 was 73.6%, up from 69.6% at December 31, 2003. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. The increase in this ratio is the result of an increase in loans outstanding coupled with a smaller deposit base.

        As reflected in Table 5 below, because of the purchase of loan participations and a significant level of commercial loan originations in 2004, the Bank's loan portfolio is heavily concentrated in commercial loans (primarily commercial real estate) that comprises approximately $28 million, or 60%, of total loans. Continued payoffs in the residential mortgage loan portfolio resulted in a reduction of this component of the portfolio from $15.1 million at December 31, 2003 to $10.6 million at December 31, 2004.

        In January 2005, the Bank sold $1,412,000 of its seasoned student loan portfolio and recorded a gain of $25,000. These loans were sold to provide liquidity for the funding of higher yielding less costly to service commercial loans. At December 31, 2004, these loans are recorded as held-for-sale.

        As reflected in Table 6 below, approximately 41% of the Bank's loan portfolio have scheduled maturities or reprice in five years or more. This position is largely a result of the Bank's relatively high level of residential mortgage loans and the typical five to seven year balloon structure of the commercial real estate portfolio. While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.


              Table 5--Loans Outstanding, Net of Unearned Income

                                                                            December 31,
(Dollars in thousands)                             2004           2003          2002           2001          2000
                                                 -------        -------       -------        -------       -------
Commercial and industrial...................     $15,217        $11,361       $10,855        $11,054       $11,429
Commercial real estate......................      13,070         11,862        11,898          5,504           652
Residential mortgages.......................      10,665         15,110        13,560         18,148        22,316
Consumer loans..............................       6,729          8,695         7,820          8,294        10,908
                                                 -------        -------       -------        -------       -------
                                                       -              -             -              -
                                                 -------        -------       -------        -------       -------
    Total loans.............................     $45,681        $47,028       $44,133        $43,000       $45,305
                                                 =======        =======       =======        =======       =======

                     Table 6--Loan Maturities and Repricing

                                                     Within           After one but          After
(Dollars in thousands)                              one year        within five years     five years      Total
                                                  ------------      -----------------     ----------     -------
Commercial and industrial...................        $ 7,537              $ 3,789            $ 3,891       $15,217
Commercial real estate......................          1,575                3,968              7,527        13,070
Residential mortgages.......................            643                3,876              6,146        10,665
Consumer loans..............................          3,290                1,581              1,857         6,729
                                                     ------               ------             ------        ------
      Total loans...........................         13,045               13,214             19,421        45,681

Loans maturing after one year with:
    Fixed interest rates....................        $ 25,865
    Variable interest rates.................           6,770



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

                        Table 7--Nonperforming Loans

(Dollars in thousands)                            2004           2003          2002          2001          2000
                                                 -------       -------       -------       -------       -------

Nonaccrual loans............................     $1,366        $1,588         $ 651         $ 412         $ 453
Interest income included in net income
    for the year............................         22            62            25            25            20
Interest income that would have been
    recorded under original terms...........        143           120            49            29            28
Loans past due 90 days and still accruing...         65           560           797           526            34
Restructured loans..........................      1,411           569         1,286           182           632


         At December 31, 2004, nonaccrual loans totaled $1,366,000 compared to $1,588,000 at December 31, 2003. The decrease in 2004 is primarily related to the payoff of residential mortgage loans that were non-performing in 2003. The remaining nonaccrual loans are concentrated in the commercial loan sector of the loan portfolio. At December 31, 2004, $888,000 of the Bank's nonaccrual loans carried some level of guarantee from the Small Business Administration ("SBA"). The underlying credit enhancement provided by the SBA minimizes the risk of loss on these loans

         The balance of impaired loans was $1,034,000 and $1,124,000 as of December 31, 2004 and 2003, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with these loans was $259,000 and $75,000 at December 31, 2004 and 2003, respectively.

         At December 31, 2004, approximately $888,000 of the impaired loans have SBA guarantees. There was no interest recognized on impaired loans in 2004. Interest income recognized on impaired loans in 2003 was $69,000. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

         From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others. As of December 31, 2004, the Bank had approximately $1,411,000 in restructured loans.

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

         At December 31, 2004, approximately 18% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 2004, none of these loans were nonperforming.

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

     The allowance for loan losses as a percentage of total loans was 1.28% at December 31, 2004 compared to 0.72% at December 31, 2003. In 2004, the Bank recovered $265,000 related to one previously charged-off commercial loan. Of this recovery, the Bank credited $165,000 back to operations and retained $100,000 in the allowance for loan losses. The Bank made provisions to the allowance totaling $210,000 during the year ended December 31, 2004. The Bank continues to proactively monitor its credit quality while working with borrowers in an effort to identify and control credit risk.

     At December 31, 2004, the Bank's classified loans totaled $1.2 million, or 2.50%, of total loans. Approximately, $888,000 of these loans have guarantees of the SBA. In addition, specific reserves of $324,000 have been allocated to these loans.

                Table 8--Allocation of Allowance for Loan Losses

                               2004                   2003                2002                   2001                  2000
                       -------------------   -------------------   -------------------   -------------------    -------------------
                                 Percent               Percent               Percent               Percent               Percent
                                 of loans              of loans              of loans              of loans              of loans
                                 in each               in each               in each               in each               in each
                               category to           category to           category to           category to            category to
                       Amount  total loans   Amount  total loans   Amount  total loans   Amount  total loans    Amount  total loans
                       ------  -----------   ------  -----------   ------  -----------   ------  -----------    ------  -----------
(Dollars in thousands)
Commercial and
   industrial......... $ 424      32.31%     $ 267      24.16%     $ 565      24.60%     $ 576      37.30%      $ 383       25.23%
Commercial real
   estate.............    49      27.75         --      25.22         37      26.96         29       1.21          11        1.44
Residential mortgages     14      17.29         35      18.49         45      17.72         30      19.29         102       24.08
Consumer loans........   110      22.65         37      32.13         28      30.72         73      42.20          66       49.25
Unallocated...........     6         --         --         --         --         --         --         --          --          --
                       -----     ------      -----     ------      -----     ------      -----     ------       -----      ------
                       $ 603     100.00%     $ 339     100.00%     $ 675     100.00%     $ 708     100.00%      $ 562      100.00%
                       =====     ======      =====     ======      =====     ======      =====     ======       =====      ======

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


                 Table 9--Analysis of Allowance for Loan Losses

                                                                     Year ended December 31,
                                                                     -----------------------
(Dollars in thousands)                           2004           2003           2002          2001           2000
                                                -------       -------        -------       --------       -------
Balance at January 1.......................      $  339        $  675         $  708        $  562        $ 1,567

Charge-offs:
    Commercial and industrial..............                      (799)            --           (61)          (321)
    Commercial real estate.................                        --           (100)           --           (803)
    Residential mortgages..................                        --              -            --             --
    Consumer loans.........................        (240)         (174)          (261)         (261)          (597)
                                                 ------        ------         ------        ------         ------
                                                   (240)         (973)          (361)         (322)        (1,721)
                                                 ------        ------         ------        ------         ------
Recoveries--commercial loans................        265           --             --            --             --
Recoveries--consumer loans..................        194            72            126           133            151
                                                 ------        ------          ------       ------         ------
                                                    459            72            153           133            151
Net recoveries (charge-offs)...............         219          (901)          (208)         (189)        (1,570)
Provisions charged to operations...........          45           565            175           335            565
                                                 -------       ------         ------        ------        -------
Balance at December 31.....................      $  603        $  339         $  675        $  708        $   562
                                                 ======        ======         ======        ======        =======
Ratio of net (recoveries) charge-offs to
    average loans outstanding..............      (0.49%)        1.99%          0.49%         0.41%          2.84%


                                       29

         The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.


Deposits

         Average deposits declined approximately $6.3 million, or 8.72%, in 2004 compared to 2003, and declined $6 million, or 7.70%, in 2003 compared to 2002. The primary area of decline was in demand deposit accounts that decreased on average by $4.7 million, or 15.61%, compared to 2003. This decrease was primarily related to one significant deposit relationship with a quasi-governmental organization. However, the Bank subsequently received deposits in the form of laddered certificates of deposit (maturities ranging from 3 months to 12 months) totaling $3.6 million from the same organization.

         The Bank also experienced a decline of $1.5 million, or 7.65%, in its average savings deposits during 2004 In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch resulted in some savings passbook account attrition. Because passbook customers must physically enter the branch to complete transactions, electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits.

         Average certificates of deposit were relatively unchanged from 2003 to 2004. The Bank experienced the maturity of certificates of deposit related to a Bank Enterprise (BEA) program of the U.S. Treasury Department where it received deposits from other community development financial institutions. These certificates had a term of three years and were non-renewable. However, the laddered certificates of the quasi-governmental organization referred to above offset these maturities.

         With the increase in the Bank's capital from gains on asset sales, the Bank is now positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth and still remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). New business development strategies have been implemented that include the leveraging the strategic partnerships/alliances the Bank has developed to cross-sell its products and services. In addition, the Bank will engage in a strategic marketing/advertising campaign to generate new business including loans, deposits and other fee-related services.

                  Table 10--Average Deposits by Class and Rate


                                                     2004                     2003                     2002
                                              -----------------        -----------------        -----------------
(Dollars in thousands)                         Amount     Rate         Amount       Rate        Amount       Rate
                                              -----------------        -----------------        -----------------

Noninterest-bearing demand deposits           $16,306      -- %        $18,439       -- %        $19,565      -- %
Interest-bearing demand deposits                9,315     0.53          11,924      0.70          12,882     0.89
Savings deposits                               18,695     0.33          20,241      0.44          21,931     0.59
Time deposits                                  21,559     1.37          21,565      1.74          23,712     2.7



Other Borrowed Funds

         The Bank did not borrow funds during 2004. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities -- thereby, reducing the need to borrow.

Off Balance Sheet Arrangements

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

     Summaries of the Bank's financial instrument commitments are as follows:

                                               2004             2003
                                           ------------     ------------

       Commitments to extend credit.....   $13,749,562       $ 8,152,988

       Outstanding letters of credit....            --            32,155


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

         The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board ("FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2004, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations.

         The Bank's principal sources of asset liquidity include investment securities consisting primarily of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. There are no securities maturing in one year or less. However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. Approximately $13 million in loans are scheduled to mature within one year.

         The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.

             Table 11--Maturity of Time Deposits of $100,000 or More


               (Dollars in thousands)

               3 months or less.................      $ 8,363
               Over 3 through 6 months..........        5,125
               Over 6 months through 1 year.....           --
               Over 1 through five years........          153
               Over five years..................           --
                                                      -------
               Total............................      $13,641
                                                      =======


The following table sets forth contractual obligation and other commitments representing required and potential cash outflows as of December 31, 2004:

             Table 12--Contractual Obligations and Other Commitments


                                                 Less than        One to           Four to         After
(Dollars in thousands)              Total        one year       three years      five years      five year
                                  ---------      ---------      -----------      ----------      ---------

Certificates of Deposit.......     $23,807        $22,100         $ 1,543          $   65          $    99
Rental Obligations ...........       2,080            183             676             177            1,044
                                   -------        -------         -------          ------          -------
    Total ....................     $25,887        $22,283         $ 2,219          $  242          $ 1,143
                                   =======        =======         =======          ======          =======


     In February 2005, the Bank entered into a 10-year lease for its new corporate headquarters located at The Graham Building in Center City Philadelphia. As reflected in Table 12 above, this transaction is included in the Bank's long-term rental obligations.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 13 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2004, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2004, an asset sensitive position is maintained on a cumulative basis through one year of 0.50%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. The current gap position is indicative of the Bank being relatively neutrally positioned for any change in interest rates. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in shorter repricing intervals. Generally, because of the Bank's slightly positive gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.

                     Table 13--Interest Sensitivity Analysis

                                                 Interest rate sensitivity gaps as of December 31, 2004
                                                 ------------------------------------------------------
                                                                    Over
                                                        Over       1 year     Over
                                           3 months   3 through    through  3 through   Over
(Dollars in thousands)                     or less    12 months    3 years   5 years   5 years   Cumulative
----------------------                     --------   ---------    -------   -------   -------   ----------
Interest-sensitive assets:
    Interest-bearing deposits with banks.  $           $   889    $          $          $           $   889
    Investment securities................    3,662       2,182      2,085      1,491        3800     13,221
    Federal funds sold...................    3,727                                                    3,727
    Loans held-for-sale..................    1,412                                                    1,412

    Loans................................    15,350      8,164      7,191      4,322      10,654     45,077
                                             ------     ------      -----      -----      ------    -------

      Total interest-sensitive assets....    24,151     11,235      9,276      5,813      14,454    $64,929
                                             ------     ------      -----      -----      ------    =======

      Cumulative totals..................    24,151     35,386     44,662     50,475      64,929
                                             ------     ------     ------     ------      ------


                                                     Interest rate sensitivity gaps as of December 31, 2004
                                                     ------------------------------------------------------
                                                                    Over
                                                        Over       1 year     Over
                                           3 months   3 through    through  3 through   Over
(Dollars in thousands)                     or less    12 months    3 years   5 years   5 years   Cumulative
----------------------                     --------   ---------    -------   -------   -------   ----------
Interest-sensitive liabilities:
    Interest checking accounts...........      2,079                 2,079                          4,158
    Savings accounts.....................     10,884                10,884                         21,768
    Certificates  $100,000 or more.......      8,363      5,125        153                         13,641
    Certificates of less than $100,000 ..      3,353      5,259      1,163        391              10,166
                                             -------    -------    -------    -------   -------   -------
     Total interest-sensitive liabilities    $24,679    $10,384    $14,279    $   391   $    --   $49,733
                                             =======    =======    =======    =======   =======   =======

      Cumulative totals..................    $24,679    $35,063    $49,342    $49,733   $49,733
                                             =======    =======    =======    =======   =======

Interest sensitivity gap.................    $  (528)   $   851    $(5,003)   $ 5,422   $14,454
                                             =======    =======    =======    =======   =======

Cumulative gap...........................       (528)       323     (4,680)       742    15,196

Cumulative gap/total earning assets......       0.81%      0.50%      7.20%      1.14%    23.40%

Interest-sensitive assets to
   interest-sensitive liabilities........       0.98       1.01       0.65      14.87       --

----------
Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 2004 are as follows:

                                   Net interest            Percent of
      Changes in rate                income                  change
      ---------------                ------                  ------

                             (Dollars in thousands)

      +200 basis points              $ 3,310                 0.58%
      +100 basis points                3,291                 0.76
      Flat rate                        3,266                  --
      -100 basis points                3,223                 1.32
      -200 basis points                3,151                 2.23


     A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2004 are as follows:


                                                   MV of equity as a %
   Changes in rate             MV equity             of MV of assets
   ---------------             ---------             ---------------

                        (Dollars in thousands)

   +200 basis points            $ 6,237                   9.0%
   +100 basis points              7,568                  10.7
   Flat rate                      8,857                  12.2
   -100 basis points              9,832                  13.3
   -200 basis points             10,570                  14.1


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


         The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is not significant and is within the policy limits of the Bank at December 31, 2004. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

         Total shareholders' equity increased $1.6 million in 2004 compared to 2003. The increase is primarily related to gains realized on the sale of bank-owned real estate totaling $1.9 million.

         The Bank's Capital Planning Committee, consisting of four outside directors and the Bank's two executive officers, is charged to explore all available options for capital infusion. The Board and management have a heightened sensitivity to this area and recognize that the lack of proper capital levels can threaten the viability and growth of the institution. In 2004, aggressive steps were taken to address this matter. The first step included the sale of a remote bank-owned parking lot in April 2004. This sale resulted in a net gain of $368,000. The second step included the sale of the Bank's Corporate Headquarters Building located at 300 N. Third Street, Philadelphia, PA. This sale was completed in July 2004 on which the Bank realized a gain of $1.5 million.

         While gains on asset sales were used to re-capitalize the Bank and support growth and profitability strategies, The next phase of capital generation will focus on retained earnings--attaining continuous profitability from the Bank's core operations---loan and deposit growth.

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

         As indicated in Table 14, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, the Bank's growth, operating losses and the need for additional provisions to the allowance for loan losses may have an adverse effect on its capital ratios. UBS and the Bank do not anticipate paying dividends in the near future.


                            Table 14--Capital Ratios

(Dollars in thousands)                               2004         2003          2002
                                                   -------      --------      -------

Total Capital ................................    $  8,812       $  7,235       $  8,263
Less: Intangible Assets/Net unrealized
   gains (losses) on available for sale ......      (1,578)        (1,826)        (1,937)
                                                  --------       --------       --------
Tier I capital ...............................       7,234          5,409          6,326
Tier II capital ..............................         544            339            528
                                                  --------       --------       --------

Total qualifying capital .....................    $  7,778       $  5,748       $  6,854
                                                  ========       ========       ========

Risk-adjusted total assets
  (including off-balance-sheet exposures) ....    $ 43,436       $ 44,971       $ 42,104
                                                  ========       ========       ========

Tier I risk-based capital ratio ..............       16.65%         12.03%         15.02%
Total (Tier I and II) risk-based capital ratio       17.91%         12.78%         16.28%
Tier I leverage ratio ........................        9.89%          7.19%          7.46%


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

         As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, at February 29, 2004, the tier one leverage ratio had improved to 7.29% as a result of a $265,000 recovery on a previously charged-off loan. At December 31, 2004, the Bank's tier one leverage ratio had further improved to 9.49% as a result of the re-capitalization strategies that included gains on the sale of Bank-owned real estate discussed above. Management continues to review and revise its capital plan to address the development of new equity. The most productive of which is to increase capital through sustained core earnings. The Bank's plan projects this occurrence in 2005.

         A regulatory examination completed in February 2004 determined that the Bank was not in compliance certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan for 2005. As a result, Management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions. See also "Regulatory Action" above.

Recent Accounting Pronouncements

         In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements, results of operations or liquidity.

         The SEC recently released Staff Accounting Bulletin No.105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)"),establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions for SFAS No. 123(R) are effective for the Company on July 1, 2005. The Company is currently assessing the financial statement impact of adopting SFAS No. 123(R).

         In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The Company is in the process of determining the impact that this EITF will have on its financial statements.


      ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The financial information required by this Item 7A is incorporated by reference to page 31 of this Report, the Liquidity and Interest Rate Sensitivity Management provisions and pages 32 to 34 of this Report, including Table 13 the Interest Sensitivity Analysis Table of this Report.


              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Consolidated Financial Statements on pages 53 to 56 hereof.

             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Accountants

     On December 16, 2004, UBS dismissed Grant Thornton, LLP as its independent registered public accounting firm and retained McGladrey & Pullen, Certified Public Accounts, as its new independent registered public accounting firm on December 16, 2004 to audit UBS' financial statements. The decision to change independent accountants was made by the Audit Committee of UBS' Board of Directors, because of the costs savings, which will be realized by appointing McGladrey & Pullen as its independent accountants to audit UBS' financial statements.

         The independent registered public accounting firm report issued by Grant Thornton, LLP on the financial statements of UBS for the two years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, except that its report on UBS' financial statements for the year ended December 31, 2003, contained an explanatory paragraph indicating that substantial doubt exists about UBS' ability to continue as a going concern.

         The decision to change independent public accountants was made by the Audit Committee of UBS' Board of Directors on December 16, 2004.

         During each of the fiscal years ended December 31, 2002 and 2003 and subsequent interim periods through December 16, 2004, there were no disagreements between UBS and Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, LLP would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports; and there were no "reportable events" as that term is used in Item 304 (a)(1)(iv) of Regulation S-K occurring within UBS two (2) most recent fiscal years and the subsequent interim periods through December 16, 2004. UBS has provided Grant Thornton, LLP with a copy of the foregoing disclosures and has requested that Grant Thornton, LLP review such disclosures and furnish a letter addressed to the Securities and Exchange Commission stating whether Grant Thornton, LLP agree with such statements. A copy of Grant Thornton, LLP's letter response to such request is attached hereto as Exhibit 16.

New Independent Accountants

       UBS engaged McGladrey & Pullen as its new independent public accountants to audit UBS' financial statements as of December 16, 2004, for the fiscal year ended December 1, 2004 and until a new independent public accounting firm is appointed by UBS' Board of Directors. During the fiscal years ended December 31, 2002 and 2003 and subsequent interim periods through December 16, 2004, neither UBS or any one on UBS' behalf has consulted with McGladrey & Pullen regarding
(i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on UBS' financial statement, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

                        ITEM 9A--CONTROLS AND PROCEDURES

         UBS carried out an evaluation, under the supervision and with the participation of the UBS' management, including the UBS' Chief Executive Officer, Evelyn F. Smalls and Chief Financial Officer, Brenda Hudson-Nelson, of the effectiveness of the design and operation of the UBS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2004 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that UBS' disclosure controls and procedures as of December 31, 2004, are effective and timely in alerting them to material information relating to UBS (including its consolidated subsidiaries) required to be included in UBS' periodic SEC filings.

         During the last fiscal quarter, there have not been any significant changes in UBS' internal control over financial reporting that have materially affected or are reasonably likely to materially affect the UBS' internal control over financial reporting.

                       ITEM 9B--OTHER INFORMATION

         Not Applicable.

                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain biographical information. Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a) Directors of the Registrant and Bank

                                              Principal occupation and               Year first             Term
Name                             Age             other directorships               became director       will expire
----                             ---        -----------------------------          ---------------       -----------

Bernard E. Anderson              66         Professor of Management/Economist           2002                2006
                                            At the Wharton School,
                                            Philadelphia, PA


David R. Bright                  65         Retired, Executive Vice President
                                            Meridian Bancorp                            2002                2006
                                            Philadelphia, PA

                                            Chief Financial Officer
Joseph T. Drennan                59         Universal Capital Management, Inc.          2004                2008
                                            Wilmington, DE

L. Armstead Edwards              63         Co-Chairman,                                1993                2008
                                            United Bancshares, Inc.
                                            Owner and President,
                                            Edwards Entertainment, Inc.
                                            Philadelphia, Pennsylvania

Marionette Y. Wilson (Frazier)   60         Retired as Partner,                         1996                2008
                                            John Frazier, Inc.
                                            Philadelphia, Pennsylvania


Angela M. Huggins                64         Treasurer,                                  1993                2005
                                            United Bancshares, Inc.
                                            Retired as Vice President
                                            Real Estate Affairs
                                            RMS Technologies, Inc.



                                            Principal occupation and                 Year first             Term
Name                             Age           other directorships                 became director       will expire
----                             ---        ---------------------------            ---------------       -----------

William B. Moore                 62         Secretary,
                                            United Bancshares, Inc.
                                            Pastor, Tenth Memorial                      1993                2007
                                            Baptist Church
                                            Philadelphia, Pennsylvania

Ashan M. Nasratul1ah             47         President,
                                            JNA Capital, Inc.
                                            Philadelphia, PA                            2004                2005

Steven L. Sanders                44         President and Co-CEO,
                                            MDL Capital                                 2002                2006

Evelyn F. Smalls                 59         President and CEO of Registrant             2000                2007
                                            and United Bank of Philadelphia


Ernest L. Wright                 76         Founder, President and                      1993                2008
                                            CEO of Ernest L. Wright
                                            Construction Company
                                            Philadelphia, Pennsylvania


(b)    Executive Officers of Registrant and Bank


Name                      Age   Office
----                      ---   ------

Evelyn F. Smalls          59    President and Chief Executive Officer

Brenda M. Hudson-Nelson   43    Executive Vice President/Chief Financial Officer

L. Armstead Edwards       62    Chairman, Board of Directors

Steven L. Sanders         44    Vice Chairman, Board of Directors

William B. Moore          62    Secretary

Marionette Y. Frazier     60    Assistant Secretary

Angela M. Huggins         63    Treasurer


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

                     INFORMATION ABOUT THE AUDIT COMMITTEES

Information about the UBS' Audit/Compliance Committee

         The Audit/Compliance Committee of UBS' Board of Directors(1) is comprised of Angela M. Huggins (Chairman), Joseph T. Drennan(2), L. Armstead Edwards, Marionette Y. Frazier and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Committee meets with UBS' independent certified public accountants to review the results of the annual audit and other related matters. Each member of the Committee is "independent" as defined in the applicable listing standards of the National Association of Securities Dealers ("NASDAQ"). The Committee held four (4) meetings during 2004.

         Each member of the Audit/Compliance Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Company and the Bank have determined that Joseph T. Drennan is the "Financial Expert," as defined in the SEC's regulations.

         In 2003, the Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to included the review of regulatory compliance matters, the Bank's compliance programs and the CRA Act activities.

Information about the Bank's Audit/Compliance Committee and Financial Expert

         The Audit/Compliance Committee of the Bank Board of Directors(1) comprised of Angela M. Huggins (Chairman), Joseph T. Drennan, L. Armstead Edwards, William B. Moore, and Marionette Y. Frazier meets at least quarterly. The Audit/Compliance Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the Bank's independent registered public accountants to review the results of the annual audit and other related matters, with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. Each member of the Audit/Compliance Committee is "independent" as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2004.

     In 2003, the Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to included the review of regulatory compliance matters, the Bank's compliance programs and the CRA Act activities.

----------

(1) The Audit Committees of UBS and the Bank are operating standing committees established in accordance with Section 3(a)58(A) of the Exchange Act.

(2) Please note that Mr. Drennan was elected to the Company's and the Bank's Boards of Directors and the Audit Committees of those Board's of Directors on March 24, 2004, and assumed his duties as a Financial Expert of the Audit Committees of the Company's and the Bank's Boards of Directors Boards on that date.

                 INFORMATION ABOUT THE COMMITTEES OF THE BOARDS

     Under UBS' By-Laws, persons elected by the Board of Directors to fill a vacancy on the Board serve as directors for the balance of the term of the director who that person succeeds.

     The Board of Directors of UBS and the Board of Directors of the Bank meet on a monthly basis (except August). The Executive Committee of the Bank meets in those months when the Board of Directors does not meet. The Executive Committees of UBS and the Bank act in the stead of the Boards of Directors of UBS and the Bank, respectively, and exercise the authority and powers of the Boards of Directors at intervals between meetings of the Boards of Directors insofar as may be permitted by law and have responsibility for the nomination of new directors. The Asset and Liability Management Committee of the Bank's Board meets for the purpose of managing and monitoring the Bank's exposure to interest rate risks, market risk and liquidity risk. UBS' and the Bank's Audit/Compliance Committees interface with UBS' and the Bank's independent registered public accountants to review the results of the annual audit as well as regulatory compliance matters. UBS' Board of Directors does not have a Compensation Committee of the Board since it has no employees.

General Information About UBS' and Bank's Boards of Directors

         UBS' Board of Directors meets when necessary and during 2004 held eleven (11) meetings, including UBS' organization meeting. The Bank's Board of Directors was scheduled to meet at least monthly, except in August. The total number of meetings of the Bank's Board of Directors that were held in 2004 was eleven (11).

Information About the Committees of UBS' Board of Directors

         The Committees of UBS' Board of Directors are the Executive Committee and the Audit Committee. The Executive Committee comprised of L. Armstead Edwards (Chairman), Steven L. Sanders (Vice Chairman), Angela M. Huggins, William B. Moore, Evelyn F. Smalls, and Marionette Y. Frazier meets, when necessary, at the call of the Chairman, and to exercise the authority and powers of UBS' Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2004.


For information about UBS' and the Bank's Audit/Compliance Committees refer to "INFORMATION ABOUT THE AUDIT COMMITTEES" above.


Information About UBS' Nominating Committee

     The Nominating Committee, comprised of Angela M. Huggins (Chairman), L. Armstead Edwards and Ernest L. Wright, meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee will be independent and meet the requirements for independence of NASDAQ. The Nominating Committee a charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS and the charter will be attached to the Proxy Statement sent to the UBS shareholders in connection with UBS' next Annual Meeting. The Committee held three (3) meetings in 2004.

Meetings of UBS' Board and its Committees

     The total number of meetings of UBS' Board of Directors that were held in 2004 was eleven (11). All of the incumbent directors, who were directors during 2004 (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors and (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served except William B. Moore, who attended sixty-seven percent (67%) of all Board of Director and Executive Committee meetings.

Information About Committees of the Bank's Board of Directors

     The Committees of the Bank's Board of Directors are the Executive, Asset and Liability Management, the Audit/Compliance Committees, and the Loan Committee.

     The Executive Committee comprised of L. Armstead Edwards (Chairman), Steven
L. Sanders (Vice Chairman), Angela M. Huggins, William B. Moore, Evelyn F. Smalls and Marionette Y. Frazier meets, when necessary, at the call of the Chairman, to discuss and approve certain human resource matters including compensation, to ratify and approve certain of the Bank's loans and to exercise the authority and powers of the Bank's Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2004.

         The Compensation Committee, comprised of Steven Sanders (Chairman), L. Armstead Edwards, Angela M. Huggins, William B. Moore, and Marionette Y. Wilson, meets to discuss compensation matters. The Compensation Committee of the Bank annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO's performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief financial Officer. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2004, the Compensation Committee held three (3) meetings.

         The Asset and Liability Management Committee comprised Bernard E. Anderson (Chairman), L. Armstead Edwards, Angela M. Huggins, Evelyn F. Smalls and Ernest L. Wright meets quarterly to review and manage the Bank's exposure to interest rate risk, market risk and liquidity risk. During 2004, the Asset and Liability Management Committee held three (3) meetings.

        The Loan Committee, comprised of David R. Bright (Chairman), L. Armstead Edwards, Ernest L. Wright, and Evelyn F. Smalls meets when necessary to review and approve loans that are $200,000 and over and to discuss other related loan matters. The Committee held 11 (eleven) meetings during 2004.

     For information about UBS' and the Bank's Audit/Compliance Committees refer to "INFORMATION ABOUT THE AUDIT COMMITTEES" above.

     The Board of Directors of the Company and the Bank has determined that all of its members are independent and meet the independence requirements of NASDAQ except Evelyn F. Smalls. Because Ms. Smalls is the President and Chief Executive Officer of the Company and the Bank she is not independent as defined by NASDAQ.

Meetings of Bank's Board and its Committees

     The total number of meetings of the Bank's Board of Directors that were held in 2004 was eleven (11). All incumbent directors (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors, and (ii) attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served except William B. Moore, who attended sixty-seven percent (67%) of all Board of Directors and Executive Committee meetings.

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



                       UBS'S AND BANK'S EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 17, 2005:

                                                                                                    UBS Stock
   Name, Principal Occupation and           Age as of                                              Beneficially
Business Experience For Past 5 Years     March 17, 2005     Office with the UBS and/or Bank           Owned
-------------------------------------    ---------------    -------------------------------           -----

Evelyn F. Smalls (1)(2)                       59            President and Chief Executive Officer      450
                                                            and Director of UBS and Bank

Brenda M. Hudson-Nelson (3)                   43            Executive Vice President and                50
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

(2) The President and Chief Executive Officer, currently Evelyn F. Smalls, acts as Trustee of certain voting trust agreements (the "Voting Trusts") pursuant to which Fahnstock, Inc. deposited 5,209 shares of Common Stock of UBS.

(3) Ms. Hudson-Nelson was appointed Senior Vice President and Chief Financial Officer in June 2000. Prior to that, Ms. Hudson-Nelson was Vice President and Controller from January 1992 to May 2000. In May 2002, Ms. Hudson-Nelson was promoted to Executive Vice President and Chief Financial Officer.


                           CODE OF CONDUCT AND ETHICS

     UBS and the Bank has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer. The Code meets the requirement of a code of ethics for the UBS' and the Bank's principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC's Regulation S-K. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC. The Code complies with requirements of Sarbanes-Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee."

     UBS will provide, without charge, a copy of its Code of Business Conduct and Ethics to any person who requests a copy of the Code. A copy of the Code may be requested by writing to the President of UBS at United Bank of Philadelphia at 30 S. 15th Street, Suite 1200, Philadelphia, PA 19102.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that UBS' directors and executive officers file reports of their holdings of UBS' Common Stock with the SEC. Based on UBS' records and other information available to UBS believes that the SEC's Section 16(a) reporting requirements applicable to UBS' directors and executive officers were complied with for UBS' fiscal year ended December 31, 2004. There were no reportable transactions during this period.


                        ITEM 11 -- EXECUTIVE COMPENSATION

     The Compensation Committee, comprised of Steven Sanders (Chairman), L. Armstead Edwards, Angela M. Huggins, William B. Moore, and Marionette Y. Wilson, meets to discuss compensation matters. The Compensation Committee of the Bank annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO's performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief financial Officer. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2004, the Compensation Committee held three (3) meetings.

     The following information relates to all plan and non-plan compensation awarded to, earned by, or paid to (i) Evelyn F. Smalls, the President and Chief Executive Officer of the Bank, and (ii) Brenda M. Hudson-Nelson, Executive Vice President and Chief Financial Officer of the Bank, the only persons who were serving as executive officers of the Bank at December 31, 2004 (Ms. Smalls and Ms. Hudson-Nelson are hereinafter sometimes collectively referred to as the "Named Executive Officers").

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

                                                                 Annual Compensation(1)
                                                                 ----------------------
                                                                                 Stock         All Other
Name and Principal Position During 2003         Year      Salary      Bonus      Options    Compensation(2)
---------------------------------------         ----      ------      ------     -------    ---------------
                                                                      ($)         (#)            ($)
Evelyn F. Smalls                                2004     $149,588      --          --             --
President and Chief Executive Officer           2003     $139,050      --          --             --
of UBS and the Bank                             2002     $148,009      --          --             --
                                                                       --          --             --
Brenda M. Hudson-Nelson                         2004     $106,044      --          --             --
Executive Vice President and                    2003     $ 97,850      --          --             --
Chief Financial Officer of UBS and the Bank     2002     $102,112      --          --             --


------------------

(1) Amounts are not included in the Bonus, Stock Option and All Other Compensation columns of the table because no compensation of this nature was paid by UBS or the Bank and the restricted stock awards and long term incentive payouts columns are not included in the Compensation Table since these benefits are not made available by UBS or the Bank.

(2) The SEC's compensation disclosure rules require the use, where applicable, of a series of tables to describe various types of compensation paid to the specified executive officers. The use of a specific table or column in a table is not required by the SEC's rules if no compensation was paid or awarded to the named executives. Only the tables or columns required to be used by the SEC's rules, because of the compensation paid to the specified executive officers, have been used in this report.

Executive Employment Agreements

     The Bank entered into a new Employment Agreement with Evelyn F. Smalls in November 2004 to continue to serve as the Bank's President and Chief Executive Officer. The term of the Employment Agreement is three (3) years, unless extended or terminated. The Employment Agreement provides for an annual base salary of $160,000 that may be increased, but not decreased. Under her Employment Agreement, Ms. Smalls has an opportunity to receive an annual cash bonus based on performance targets specified in the Employment Agreement which are based on the annual earnings of the Bank.

     The Bank entered into a new Employment Agreement with Brenda M. Hudson-Nelson in November 2004 to continue to serve as the Bank's Executive Vice President and Chief Financial Officer. The term of the Employment Agreement is three (3) years, unless extended or terminated. The Employment Agreement provides for an annual base salary of $115,000 that may be increased, but not decreased. Under her Employment Agreement, Ms. Hudson-Nelson has an opportunity to receive an annual cash bonus based on performance targets specified in the Employment Agreement which are based on the annual earnings of the Bank.

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


Equity Compensation Plan Table
------------------------------

                                         (a)                             (b)                        (c)
------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of Securities            Weighted average          Number of securities
                                to be issued upon               exercise price of         remaining available
                                exercise of                     outstanding options,      for future issuance
                                outstanding options,            warrants, and rights      under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------------------------------------------------------------------------------------------
Equity compensation plans            29,694                        $8.54                       70,306
approved by security holders

Equity  compensation plans not           --                           --                          --
approved by security holders
------------------------------------------------------------------------------------------------------------------
             Total                   29,694                        $8.54                       70,306
------------------------------------------------------------------------------------------------------------------

   ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to UBS, as of March 17, 2005(1), with respect to the only persons to UBS' knowledge, who may be beneficial owners of more than 5% of UBS' Common Stock.

                                                                  Percentage of
                                        Amount and Nature of       Outstanding
                                        Beneficial Ownership       Corporation
Name and Address                           of Corporation          Common Stock
of Beneficial Owner                         Common Stock              Owned
-------------------                         ------------              -----

Philadelphia Municipal                         71,667                 8.17%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania  19102

Wachovia Corporation (2)                       50,000                 5.70%
1 Wachovia Center
Charlotte, NC 28288

------------------

(1) As of March 17, 2005, there were 876,921 shares of UBS' voting Common Stock outstanding.

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


                 ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents the fees for each of the last two fiscal years for the UBS' principal accountants by category:

                                            2004           2003
                                         ---------      ---------

    Audit Fees....................       $  62,000      $      --
    Audit-related fees............              --             --
    Tax fees......................              --             --
    All other fees................              --             --
                                         ---------      ---------
       Total fees.................       $  62,000      $      --
                                         =========      =========

     Refer to Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure for further information.

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

                                     PART IV

             ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

     The following documents are filed as part of this report of
United Bancshares, Inc.:                                                   Page
                                                                           ----
(a) 1. Financial Reports of United Bancshares, Inc.

        Report of Independent Registered Public Accounting Firm ............ 51

        Consolidated Balance Sheets at December 31, 2004 and 2003........... 53

        Consolidated Statements of Operations for the three years ended
           December 31, 2004................................................ 54

        Consolidated Statements of Changes in Shareholders' Equity for the
           three years ended December 31, 2004.............................. 55

        Consolidated Statements of Cash Flows for the three years ended
           December 31, 2004................................................ 56

        Notes to Consolidated Financial Statements.......................... 57

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

      (3(i)) Articles of Incorporation (Incorporated by reference to Registrant's 1998 Form 10-K).

      (3(ii))        Bylaws (Incorporated by reference to Registrant's 1997
                     Form 10-K).

      (9.1)          Voting Trust Agreement with NationsBank
                     (Incorporated by reference to Registrant's 1997 Form 10-K).

      (9.2)          Voting Trust Agreement with Fahnstock
                     (Incorporated by reference to Registrant's 1997 Form 10-K).

      (10) Material Contracts

          a) Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA

          b)   Lease for branch office located at 1620 Wadsworth
               Avenue (Incorporated by reference to Registrant's 2002 Form 10K)

          c)   Lease for branch office located at 3750 Lancaster
               Avenue (Incorporated by reference to Registrant's 2002 Form 10K)

          d)   Lease for branch office located at 1015 North Broad
               Street (Incorporated by reference to Registrant's 2002 Form 10K)

          e)   Evelyn F. Smalls' Employment Agreement, dated November 1, 2004

          f)   Brenda Hudson-Nelson's Employment Agreement, dated November 1,
               2004

          g) Long Term Incentive Compensation Plan (Incorporated by reference to Registrant's 1992 Form 10)

      (11) Statement of Computation of Earnings Per Share.
           Included at Footnote 17 of the Financial Statements hereof.

      (12) Statement of Computation of Ratios.
           Included at Footnote 15 of the Financial Statements hereof.

          c) Not applicable.

      (14) Code Conduct and Ethics (attached hereto as Exhibit 14)

      (16) Letter re Change of Accountant

      (21) Subsidiaries of Registrant

            Name                                     State of Incorporation
            ----                                     ----------------------
            United Bank of Philadelphia              Pennsylvania

      (31)  Certification of the Annual Report

          (31.1) Certification of the Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

          (31.2) Certification of the Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.


      (32)  Certification Pursuant to issue of Section 1350

          (A)  Exhibit 32.1

               Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer attached hereto as Exhibit 31.1.

          (B)  Exhibit 32.2

               Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer attached hereto as Exhibit 31.2.


      (99)  Additional Exhibits

          (A)  Exhibit 99

               Registrants Proxy Statement for its Annual Shareholders Meeting held on November 23, 2004 is attached hereto as Exhibit 99(A).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED BANCSHARES, INC.                                                DATE
-----------------------                                                ----

/s/ Evelyn F. Smalls
-------------------------------------------------------------     April 14, 2005
Evelyn F. Smalls, President & CEO, Director


/s/ Brenda M. Hudson-Nelson
-------------------------------------------------------------     April 14, 2005
Brenda M. Hudson-Nelson, EVP, CFO


/s/ L. Armstead Edwards
-------------------------------------------------------------     April 14, 2005
L. Armstead Edwards, Chairman, Director


/s/ Steven L. Sanders
-------------------------------------------------------------     April 14, 2005
Steven L. Sanders, Vice Chairman, Director


/s/ Marionette Y. Wilson (Frazier)
-------------------------------------------------------------     April 14, 2005
Marionette Y. Wilson (Frazier), Assistant Secretary, Director


/s/ Angela M. Huggins
-------------------------------------------------------------     April 14, 2005
Angela M. Huggins, Treasurer, Director


/s/ William B. Moore
-------------------------------------------------------------     April 14, 2005
William B. Moore, Secretary, Director


/s/ Bernard E. Anderson
-------------------------------------------------------------     April 14, 2005
Bernard E. Anderson, Director


/s/ David R. Bright
-------------------------------------------------------------     April 14, 2005
David R. Bright, Director


/s/ Joseph T. Drennan
-------------------------------------------------------------     April 14, 2005
Joseph T. Drennan, Director


/s/ Ashan M. Nasratullah
-------------------------------------------------------------     April 14, 2005
Ashan M. Nasratullah, Director


/s/ Ernest L. Wright
-------------------------------------------------------------     April 14, 2005
Ernest L. Wright, Director



McGladrey & Pullen, LLP
Certified Public Accountants
                                              McGladrey & Pullen, LLP
                                              One Valley Square, Ste. 250
                                              512 Township Line Road
                                              Blue Bell, PA  19422-2700
                                              O 215-641-8600  F 215-641-8680


Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Bancshares, Inc.
Philadelphia, Pennsylvania

We have audited the consolidated balance sheet of United Bancshares, Inc. and Subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


                                              /s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 29, 2005

McGladrey & Pullen, LLP is a member firm of RSM International an affiliation of separate and independent legal entities.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
United Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of United Bancshares, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and cash flows for the each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Grant Thornton LLP

Philadelphia, Pennsylvania
January 22, 2004

                     United Bancshares, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


Assets                                                                                 2004              2003
                                                                                  -------------      ------------

Cash and due from banks......................................................       $ 4,317,645       $ 4,318,584
Interest-bearing deposits with banks.........................................           888,924           874,362
Federal funds sold...........................................................         3,727,000         1,500,000
                                                                                    -----------        ----------
          Cash and cash equivalents..........................................         8,933,569         6,692,946

Investment securities:
    Available-for-sale, at fair market value.................................         4,797,549         8,933,216
    Held-to-maturity, at amortized cost (fair market value of $8,784,495
       and $6,703,476 in 2004 and 2003, respectively)........................         8,762,796         6,703,476
Loans held-for-sale (market value of  $1,437,274)............................         1,412,554                --
Loans, net of unearned discount of $21,781 and $43,181 in 2004
    and 2003, respectively...................................................        45,680,014        47,028,397
Less allowance for loan losses...............................................         ( 602,939)          338,574)
                                                                                    ------------       -----------
          Net loans..........................................................        45,077,075        46,689,823

Bank premises and equipment, net.............................................         1,074,855         2,772,153
Accrued interest receivable..................................................           328,354           380,583
Intangible assets............................................................         1,560,358         1,738,436
Prepaid expenses and other assets............................................           353,789           806,734
                                                                                    -----------       -----------
          Total assets.......................................................       $72,300,899       $74,717,367
                                                                                    ===========       ===========

Liabilities and Shareholders' Equity

Liabilities:
    Demand deposits, noninterest-bearing.....................................       $13,439,567       $16,112,983
    Demand deposits, interest-bearing........................................         8,333,631        10,430,349
    Savings deposits.........................................................        17,591,982        19,309,126
    Time deposits, under $100,000............................................        13,641,202        10,349,830
    Time deposits, $100,000 and over.........................................        10,165,837        10,914,535
                                                                                    -----------       -----------
          Total deposits.....................................................        63,172,219        67,116,823
    Accrued interest payable.................................................            78,196            77,775
    Accrued expenses and other liabilities...................................           239,156           287,876
                                                                                    -----------       -----------
          Total liabilities..................................................        63,489,571        67,482,474
                                                                                    -----------       -----------
Commitments and Contingencies (Notes 6, 11, and 15)

Shareholders' equity:
    Series A preferred stock, noncumulative, 6%, $0.01 par value,
       500,000 shares authorized; 136,842 issued in 2004 and 2003, respectively; 6,308 shares held in treasury at
       December 31, 2004 and 2003............................................             1,368             1,368
    Common stock, $0.01 par value; 1,750,000 shares authorized;
       876,921 issued at December 31, 2004 and 2003 .........................             8,769             8,769
    Class B Non-voting Common Stock; 250,000 shares authorized; $0.01 par value;
       191,667 issued and outstanding at December 31, 2004 and 2003..........             1,917             1,917
    Treasury Stock, 33,500 shares at December 31, 2004 and 2003, at cost.....                --                --
    Additional paid-in-capital...............................................        14,749,852        14,749,852
    Accumulated deficit......................................................        (5,968,140)       (7,614,662)
    Accumulated other comprehensive income ..................................            17,562            87,649
                                                                                    -----------       -----------
          Total shareholders' equity.........................................         8,811,328         7,234,893
                                                                                    -----------       -----------
          Total liabilities and shareholders' equity.........................       $72,300,899       $74,717,367
                                                                                    ===========       ===========

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,



                                                                      2004              2003             2002
                                                                  ------------      ------------     ------------
Interest income:
    Interest and fees on loans.................................   $  3,008,532      $  2,912,547     $  3,006,367
    Interest on investment securities..........................        560,255           805,655        1,446,072
    Interest on federal funds sold.............................         86,935            97,599          169,071
    Interest on time deposits with other banks.................         30,087            21,002           10,921
                                                                  ------------      ------------     ------------
         Total interest income................................      3,685,809         3,836,803        4,632,431
                                                                  ------------      ------------     ------------
Interest expense:
    Interest on time deposits..................................        294,863           374,297          662,493
    Interest on demand deposits................................         48,602            83,267          114,399
    Interest on savings deposits...............................         62,464            89,020         129,227,
                                                                  ------------      ------------     ------------
          Total interest expense...............................        405,929           546,584          906,119
                                                                  ------------      ------------     ------------
          Net interest income..................................      3,279,880         3,290,219        3,726,312

Provision for loan losses......................................         45,000           565,000          175,000
                                                                  ------------      ------------     ------------
          Net interest income after provision for loan losses..      3,234,880         2,725,219        3,551,312
                                                                  ------------      ------------     ------------
Noninterest income:
    Gain on sale of loans......................................          6,299            57,061                -
    Customer service fees......................................        852,806           955,284        1,109,335
    ATM Fee Income.............................................        597,965           697,724          818,503
    Loan Syndication Fee Income................................        178,802            86,000           25,000
    Gain on sale of investments................................         31,115                 -           25,789
    Gain on sale of fixed assets...............................      1,874,203                 -           48,054
    Other income...............................................        113,837            94,837          300,337
                                                                  ------------      ------------     ------------
          Total noninterest income.............................      3,655,027         1,890,906        2,327,018
                                                                  ------------      ------------     ------------
Noninterest expense:
    Salaries, wages and employee benefits......................      1,935,421         2,204,583        2,344,746
    Occupancy and equipment....................................      1,102,627         1,224,719        1,293,803
    Office operations and supplies.............................        411,920           453,202          433,557
    Marketing and public relations.............................         82,652           113,552           82,692
    Professional services......................................        239,050           220,765          283,671
    Data processing............................................        562,655           661,939          639,854
    Deposit insurance assessments..............................         72,238            33,501           36,258
    Other operating............................................        836,822           819,329          980,332
                                                                  ------------      ------------     ------------
          Total noninterest expense............................      5,243,385         5,731,590        6,094,913
                                                                  ------------      ------------     ------------
          Net income (loss)....................................   $  1,646,522      $ (1,115,465)    $   (216,583)
                                                                  ============      ============     ============
Net income (loss) per common share--basic  .....................  $       1.54      $      (1.03)    $      (0.20)
                                                                  ============      ============     ============
Net income per common share--diluted............................  $       1.50      $      (1.03)    $      (0.20)
                                                                  ============      ============     ============
Weighted average number of common shares.......................      1,068,588         1,084,694        1,101,247
                                                                  ============      ============     ============


The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years ended December 31, 2004, 2003 and 2002


                               Series A                                                        Accumulated     Total       Compre-
                            preferred stock      Common stock       Additional                    other        share-      hensive
                           ----------------   ------------------     paid-in     Accumulated  comprehensive   holders'     income
                            Shares   Amount    Shares    Amount      capital       deficit    income (loss)    equity      (loss)
                           --------  ------   --------  --------   -----------  ------------  ------------   ---------     ------
Balance at
 December 31, 2001........ 143,150   $1,432   1,100,388  $11,004   $14,729,070  $(6,282,614)  $  98,819    $8,557,711
   Proceeds from issuance
    of common stock.......                        1,700       17        20,383                                 20,400
   Unrealized gains on
    investment securities.                                                                      138,613       138,613   $   138,613
    Net loss..............                                                         (216,583)                 (216,583)     (216,583)
                           -------   ------   ---------  -------   -----------  -----------   ---------    ----------   -----------
Total comprehensive
 income (loss)............                                                                                              $   (77,970)
                                                                                                                        ===========
Balance at
 December 31, 2002........ 143,150    1,432   1,102,088   11,021    14,749,453   (6,499,197)    237,432     8,500,141
   Treasury Stock.........  (6,408)     (64)    (33,500)    (335)          399                                     --
   Unrealized losses on
    investment securities.                                                                     (149,783)     (149,783)  $  (149,783)

    Net loss..............                                                                   (1,115,465)   (1,115,465)   (1,115,465)
                           -------   ------   ---------  -------   -----------  -----------  ----------    ----------   -----------
Total comprehensive
 income (loss)............                                                                                              $(1,265,248)
                                                                                                                        ===========
Balance at
 December 31, 2003........ 136,842    1,368   1,068,588   10,686    14,749,852   (7,614,662)     87,649     7,234,893
                           =======   ======   =========  =======   ===========  ============  =========    ==========
   Unrealized losses on
    investment securities.                                                                      (70,087)      (70,087)  $   (70,087)

   Net income.............                                                        1,646,522                 1,646,522     1,646,522
                           -------   ------   ---------  -------   -----------  -----------   ---------    ----------   -----------
Total comprehensive
  income (loss)..........                                                                                               $ 1,576,435
                                                                                                                        ===========
Balance at
 December 31, 2004.......  136,842   $1,368   1,068,588  $ 10,686  $14,749,852  $(5,968,140)   $ 17,562    $8,811,328
                           =======   ======   =========  =======   ===========  ============  =========    ==========


         The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years ended December 31,
                                                                              ------------------------
                                                                      2004              2003             2002
                                                                  ------------      ------------     ------------
Cash flows from operating activities:
    Net income (loss)..........................................   $  1,646,522      $ (1,115,465)    $   (216,583)
    Adjustments to reconcile net loss to net cash
         (used in provided by operating activities:
       Provision for loan losses...............................         45,000           565,000          175,000
       Gain on sale of loans...................................         (6,299)          (57,061)
       Gain on sale of fixed assets............................     (1,874,203)               --          (48,054)
       (Gain) loss on sale of investment securities............        (31,115)               --          (25,789)
       Depreciation and amortization...........................        610,440           688,247          673,361
(Increase) decrease in accrued interest receivable and
   other assets................................................        505,173          (198,518)         702,412
       Decrease in accrued interest payable and
        other liabilities......................................        (48,299)         (249,024)         (73,151)
                                                                    -----------     -------------      -----------

          Net cash provided by (used in) operating activities..        847,219          (366,821)       1,187,196
                                                                    ----------      -------------      ----------

Cash flows from investing activities:
    Purchase of available-for-sale investments.................       (496,421)       (3,200,237)     (10,792,294)
    Purchase of held-to-maturity investments...................     (3,986,354)       (3,510,938)      (2,247,096)
    Proceeds from maturity and principal reductions of
       available-for-sale investments..........................      3,774,398         8,414,626      9,936,68501
    Proceeds from maturity and principal reductions of
       held-to-maturity investments............................      1,917,765         3,967,709        6,568,297
    Proceeds from sale of investments available-for-sale.......        786,526                --        1,091,063
    Proceeds from the sale of fixed assets.....................      3,283,536                --               --
    Proceeds from sale of student loans........................             --         3,054,429               --
    Purchase of loans from other financial institutions........             --        (9,325,656)              --
    Net (increase) decrease in loans...........................        161,493         2,532,105       (1,341,919)
    Purchase of premises and equipment.........................       (102,935)         (588,878)        (182,004)
                                                                    -----------       -----------      -----------
          Net cash used in investing activities................      5,338,008         1,343,161        3,032,732
                                                                     ----------      ------------       ----------

Cash flows from financing activities:
    Net decrease in deposits...................................     (3,944,604)       (9,812,482)      (2,493,218)
    Net proceeds from issuance of common stock.................             --                --           20,400
                                                                    -----------     -------------      -----------

          Net cash used in financing activities................     (3,944,605)       (9,812,482)      (2,472,818)
                                                                    -----------       -----------      -----------

          Net increase (decrease) in cash and cash equivalents.      2,240,623        (8,836,142)       1,747,110
                                                                    ----------        -----------      ----------

Cash and cash equivalents at beginning of year.................      6,692,946        15,529,088       13,781,978
                                                                    -----------       ----------       ----------

Cash and cash equivalents at end of year.......................    $ 8,933,569       $ 6,692,946      $15,529,088
                                                                   ===========       ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest.....................    $   405,508       $   468,141      $ 1,013,450
                                                                   ===========       ===========      ===========

        The accompanying notes are an integral part of these statements.

                     United Bancshares, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003, and 2002


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

    The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization or accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in realized gains (losses) on investment securities. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of securities sold is based on the specific-identification method.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Loans

    The Bank has both the positive intent and ability to hold the majority of its loans to maturity. These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses. Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount. It is the Bank's policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management's judgment, the collection of principal and interest is reasonably anticipated or adequate collateral exists. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management's judgment as to collectibility of principal. When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as nonperforming.

    Unearned discount is amortized over the weighted average maturity of the mortgage loan portfolio. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the loan.

    In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The Company does not expect adoption to have a material impact on the Company's consolidated financial statements.

    The Company adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. From time to time the Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At December 31, 2004, the Company had no outstanding letters of credit for which it would be contingently liable.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The Securities and Exchange Commission (SEC) recently released Staff Accounting Bulletin No.105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on the Company's consolidated financial statements.

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

    Loans held-for-sale are carried at the aggregate of lower of cost or market value. The Bank had student loans held for sale totaling $1,412,554 as of December 31, 2004.

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

    The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the loan portfolio. The allowance is increased by provisions charged to operating expenses and reduced by charge-offs net of recoveries. Management's determination of the adequacy of the allowance is based on continuous credit reviews of the loan portfolio, consideration of the current economic conditions, review of specific problem loans, and other relevant factors. This evaluation is subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. However, actual losses on specific loans, which are encompassed in the analysis, may vary from estimated losses. The allowance is an accounting estimate subject to short-term changes based on the outcome of periodic analysis.

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002

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

    At December 31, 2004, the Company had one stock-based employee compensation plan, which is more fully described in note 13. The Bank accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net income (loss) per share if the Bank had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                               Year ended December 31,
                                                                          ---------------------------------
    (In thousands)                                                          2004         2003        2002
                                                                          --------     --------    --------

    Net income (loss)
       As reported.......................................................  $ 1,647     $(1,115)       (217)
           Less: Stock-based compensation costs determined
              under fair value-based method for all awards...............                   --
       Pro forma.........................................................  $ 1,647     $(1,115)       (217)

    Basic income (loss) per share
       As reported.......................................................  $  1.54     $ (1.03)     $(0.20)
       Pro forma.........................................................  $  1.54     $ (1.03)     $(0.20)

    Diluted income (loss) per share
       As reported.......................................................  $  1.50     $ (1.03)     $(0.20)
       Pro forma.........................................................  $  1.50     $ (1.03)     $(0.20)

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

    Loans: The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    Intangible Assets

    On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. As a result of the acquisition, the Bank recorded a core deposit intangible of 2,449,488. The core deposit intangible is being amortized over 14 years. Amortization totaled $178,078 for each of the years ended December 31, 2004, 2003, and 2002, respectively. The amortization of the intangible will be $178,078 for each of the next five years. The core deposit intangible was tested for impairment. No impairment has been recognized.

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


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the 2004 presentation.

    Comprehensive Income

    The Bank follows SFAS No. 130, which establishes standards for reporting comprehensive income that includes net income as well as certain other items that result in a change to equity during the period. These financial statements reflect the provisions of SFAS No. 130. The income tax effects allocated to comprehensive income (loss) are as follows:


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


                                                                                   December 31, 2004
                                                                     -------------------------------------------
                                                                      Before tax     Tax benefit     Net of tax
                                                                       amount         (expense)        amount
                                                                       ------         ---------        ------
    Unrealized  losses on securities
       Unrealized holding losses arising during period               $  (74,015)       $ 24,776      $ (49,240)
       Less: reclassification adjustment for gains
          realized in net income                                         31,115         (10,267)        20,847
                                                                     ----------        --------      ---------

    Other comprehensive income (loss), net                           $ (105,130)       $ 35,043      $ (70,087)
                                                                     ==========        ========      =========

                                                                                   December 31, 2003
                                                                     --------------------------------------------
                                                                      Before tax     Tax benefit     Net of tax
                                                                       amount         (expense)        amount
                                                                       ------         ---------        ------
     Unrealized  losses on securities
       Unrealized holding losses arising during period               $ (223,555)       $ 73,772      $(149,783)
       Less: reclassification adjustment for gains
          realized in net income                                             --             --             --
                                                                     ----------        --------      ---------
    Other comprehensive income (loss), net                           $ (223,555)       $ 73,772      $(149,783)
                                                                     ==========        ========      =========

                                                                                   December 31, 2002
                                                                     --------------------------------------------
                                                                      Before tax     Tax benefit     Net of tax
                                                                       amount         (expense)        amount
                                                                       ------         ---------        ------
    Unrealized gains on securities
       Unrealized holding gains arising during period                $  232,674       $(76,782)      $155,892
       Less: reclassification adjustment for gains
          realized in net income                                         25,789         (8,510)        17,279
                                                                     ----------       --------        --------
    Other comprehensive income, net                                  $  206,885       $(68,272)      $138,613
                                                                     ==========       ========       ========


    Variable Interest Entities

    In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but it which it has a significant variable interest. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions were required to be applied to certain variable interest entities by March 31, 2004. The adoption of FIN 46 (R) did not have an impact on the financial condition or results of operations of the Company.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


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

    As of December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, at February 29, 2004, the tier one leverage ratio had improved to 7.29% primarily as a result of a $265,000 recovery on a previously charged-off loan. Subsequently, as a result of a re-capitalization plan including the sale of bank-owned real estate for a gain of $1.9 million, the Bank's tier one leverage ratio further improved to 9.49%.

    A regulatory examination completed in February 2004 determined that the Bank was not in compliance with certain other elements of the Agreement including the implementation of a viable earnings/strategic plan and the timely charge-off/funding of the allowance for loan losses. Not meeting these requirements in addition could expose the Bank to possible further regulatory actions. In 2004, these matters raised substantial doubt about the Bank's ability to continue as a going concern. Management believes that it has implemented corrective action where necessary including the adoption of an achievable strategic plan for 2005.

    A profit restoration plan was developed and continues to be implemented. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, the Bank's Two Penn Center was closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost.

    While expense reductions continue to be achieved, management believes that a greater impact will be realized with increased deposit levels and loan originations that build the Bank's loan-to-deposit ratio. It is anticipated that increased loan volume will result in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to increase the level of loans outstanding to achieve profitability.

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

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


3.  CASH AND DUE FROM BANK BALANCES

    The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2004.



4.  INVESTMENTS

    The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2004 and 2003 are as follows:

                                                                     2004
                                         -----------------------------------------------------------
                                                            Gross           Gross
                                           Amortized      unrealized      unrealized        Market
                                             cost           gains           losses           value
                                         -----------      --------       ---------       -----------
Available-for-sale:
   U.S. Government agency securities     $   250,000      $     --       $    (702)      $   249,298
   Mortgage-backed securities .....        4,183,980        54,149         (27,233)        4,210,896
                                         -----------      --------       ---------       -----------

   Total debt securities ..........        4,433,980        54,149         (27,935)        4,460,194
   Investments in mutual funds ....          108,905                                         108,905
   Other investments ..............          228,450                                         228,450
                                         -----------      --------       ---------       -----------

                                         $ 4,771,335      $ 54,149       $ (27,935)      $ 4,797,549
                                         ===========      ========       =========       ===========

Held-to-maturity:
   U.S. Government agency securities     $ 4,499,892      $  1,355       $ (30,030)      $ 4,471,217
   Mortgage-backed securities .....        4,262,904        63,702          13,328         4,313,278
                                         -----------      --------       ---------       -----------

                                         $ 8,762,796      $ 65,057       $ (43,358)      $ 8,784,495
                                         ===========      ========       =========       ===========


                     United Bancshares, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2004, 2003, and 2002




4. INVESTMENTS - Continued

                                                                     2003
                                         -----------------------------------------------------------
                                                            Gross           Gross
                                           Amortized      unrealized      unrealized        Market
                                             cost           gains           losses           value
                                         -----------      --------       ---------       -----------
Available-for-sale:
   U.S. Government agency securities     $ 2,250,000     $     5,705     $               $ 2,255,705
   Mortgage-backed securities .....        6,157,392         130,575        (5,459)        6,282,508
                                         -----------     -----------     ---------       -----------

   Total debt securities ..........        8,407,392         136,280        (5,459)        8,538,213
   Investments in mutual funds ....          107,653                                         107,653
   Other investments ..............          287,350                                         287,350
                                         -----------     -----------     ---------       -----------

                                         $ 8,802,395     $   136,280     $  (5,459)      $ 8,933,216
                                         ===========     ===========     =========       ===========

Held-to-maturity:
   U.S. Government agency securities     $ 2,250,000     $     7,907     $ (24,845)      $ 2,233,062
   Mortgage-backed securities .....        4,453,476          93,147        (6,923)        4,539,700
                                         -----------     -----------     ---------       -----------

                                         $ 6,703,476     $   101,054     $ (31,768)      $ 6,772,762
                                         ===========     ===========     =========       ===========



     The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2004 (in thousands):



                                     Less than 12 months       12 months or longer           Total
                                    ----------------------   ----------------------   ----------------------
                         Number
  Description of           of         Fair      Unrealized     Fair      Unrealized     Fair     Unrealized
    Securities         securities     value       losses       value      losses        value      losses
-------------------   ------------  --------   -----------   --------   -----------   --------  ------------

 U.S. Government
 agency securities          10        $3,481      $  (19)        488         (12)       $3,969      $(31)

  Mortgage backed
 securities                 11         3,833         (35)        222          (5)        4,055       (40)
                         -------      ------      ------     -------     -------        ------      ----

Total temporarily
 impaired investment
 securities                 21        $7,314      $  (54)    $   710     $   (17)      $ 8,024      $(71)
                         ======       ======      =======    =======     =======       =======      ====


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


4.  INVESTMENTS - Continued

    The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2003 (in thousands):



                                     Less than 12 months       12 months or longer           Total
                                    ----------------------   ----------------------   ----------------------
                         Number
  Description of           of         Fair      Unrealized     Fair      Unrealized     Fair     Unrealized
    Securities         securities     value       losses       value      losses        value      losses
-------------------   ------------  --------   -----------   --------   -----------   --------  ------------

U.S. Government
 agency securities          3         $1,475      ($25)            --          --       $ 1,475      ($25)

Mortgage backed
 securities                 7          2,445       (12)            --          --         2,445       (12)
                        ---------     ------     -----        -------      -------      ------       ----

Total temporarily
 impaired investment
 securities                10        $ 3,920      ($37)       $    --      $   --       $ 3,920      ($37)
                        ========     =======     =====        =======      ========     =======      ====



    Management has considered factors regarding other than temporarily impaired securities and determined that there are no securities that are impaired as of December 31, 2004.

    Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2004 were as follows. Expected maturities may differ from contractual maturities.

                                                 Amortized       Market
                                                   cost           value
                                                -----------    ----------
Available-for-sale:
   Due after one month through three years ..   $       --     $       --
   Due after three year through five years ..      250,000        249,298
   Due after five years through fifteen years           --             --
   Mortgage-backed securities ...............    4,183,980      4,210,896
                                                ----------     ----------

   Total debt securities ....................    4,433,980      4,460,194
   Investments in mutual funds ..............      108,905        108,905
   Other investments ........................      228,450        228,450
                                                ----------     ----------

                                                $4,771,335     $4,797,549
                                                ==========     ==========

Held-to-maturity:
   Due in one month through three years .....   $       --     $       --
   Due after three years through five years .    2,749,892      2,737,387
   Due after five years through fifteen years    1,750,000      1,733,830
   Mortgage-backed securities ...............    4,262,904      4,313,278
                                                ----------     ----------

                                                $8,762,796     $8,784,495
                                                ==========     ==========

                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002



4.  INVESTMENTS - Continued

    The Bank recorded a gain of $31,115 on the sale of investments during the year ended December 31, 2004. No securities were sold during 2003. The Bank recorded a gain of $25,789 on the sale of investments during the year ended December 31, 2002.

    As of December 31, 2004 and 2003, investment securities with a book value of $11,459,636 and $7,451,203, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.


5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    The composition of the net loans is as follows:

                                               2004            2003
                                           ------------    ------------

       Commercial and industrial........   $ 15,217,162    $ 11,361,087
       Commercial real estate...........     13,070,128      11,862,638
       Residential mortgages............     10,664,750      15,109,802
       Consumer loans...................      6,727,974       8,694,870
                                           ------------    ------------
          Total loans...................     45,680,014      47,028,397
       Less allowance for loan losses...       (602,939)       (338,574)
                                           ------------    ------------
          Net loans.....................   $ 45,077,075    $ 46,689,823
                                           ============    ============

    As of December 31, 2004, the Bank had student loans with a book value of $1,412,554 that were held-for-sale.

    As of December 31, 2004 and 2003, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $1,074,000 and $808,000, respectively. During 2004, there were $236,000 in new loans to related parties and repayments amounted to $81,000. During 2003 there were no new loans to related parties and repayments amounted to $65,000 and $249,000, respectively.

    The balance of impaired loans was $1,034,000 and $1,124,000 as of December 31, 2004 and 2003, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The entire balance of impaired loans were in a non-accrual status at December 31, 2004 and 2003. The allowance for loan loss associated with the impaired loans was $259,000 at December 31, 2004. A portion of impaired loans, $888,000, is guaranteed by the SBA. No interest was recognized on impaired loans in 2004. Interest income recognized on impaired loans during 2003 was $67,000. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

    At December 31, 2004 and 2003, unamortized deferred fees and costs totaled $139,296 and $107,676, respectively.


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


5.  LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

    Changes in the allowance for possible loan losses are as follows:

                                          2004           2003          2002
                                          ----           ----          ----

       Balance, beginning of year...   $ 338,574      $ 674,550     $ 708,156
       Provision....................      45,000        565,000       175,000
       Charge-offs..................    (239,757)      (972,938)     (361,656)
       Recoveries...................     459,122         71,962       153,050
                                       ---------      ---------     ---------
       Balance, end of year.........   $ 602,939      $ 338,574     $ 674,550
                                       =========      =========     =========

    The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. At December 31, 2004, approximately 18% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.


6.  BANK PREMISES AND EQUIPMENT

    The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                               Estimated
                                              useful life       2004          2003
                                              -----------       ----          ----
     Buildings and leasehold improvements...  10-15 years   $ 1,355,086   $ 3,181,656
     Furniture and equipment................   3- 7 years     1,753,307     1,542,140
                                                            -----------   -----------
                                                              3,108,393     4,723,796
     Less accumulated depreciation..........                 (2,033,538)   (1,951,643)
                                                            -----------   -----------
                                                            $ 1,074,855   $ 2,772,153
                                                            ===========   ===========

    The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2004, 2003, and 2002 was $277,850, $329,878,
    and $364,469.

    Future minimum lease payments under operating leases are as follows:

                                                  Operating
       Year ending December 31,                    leases
       ------------------------                    ------

       2005................................      $   182,903
       2006................................          226,434
       2007................................          229,005
       2008................................          220,787
       Thereafter..........................        1,220,558
                                                 -----------
       Total minimum lease payments........      $ 2,079,687
                                                 ===========

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002



7.  DEPOSITS

    At December 31, 2004, the scheduled maturities of time deposits (certificates of deposit) are as follows (dollars in thousands):

                2005.........................     $  22,100
                2006.........................           920
                2007.........................           396
                2008.........................           227
                Thereafter...................           164
                                                  ---------
                                                  $  23,807
                                                  =========
8.  BORROWINGS

    As of December 31, 2004, the Bank has two borrowing arrangements available with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions. As of December 31, 2004, the Bank had no borrowings outstanding.


9. CAPITAL STOCK

    There were no capital stock transaction in 2004.

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


10. INCOME TAXES

    At December 31, 2004, the Bank has net operating loss carryforwards of approximately $4,130,000 for income tax purposes that begin to expire in 2008 through 2020.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $1,930,062 and $2,352,209 as of December 31, 2004 and 2003, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:


                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


10. INCOME TAXES - Continued

                                                              2004           2003
                                                              ----           ----
    Deferred tax assets:
      Provision for loan losses .......................    $    72,243    $   (31,349)
      Unrealized (gains) losses on investment securities        (8,909)       (43,172)
      Depreciation .....................................       436,223        369,277
      Net operating loss carryforwards .................     1,405,875      2,135,303
            Other ......................................        24,630        (77,850)
      Valuation allowance for deferred tax assets ......    (1,930,062)    (2,352,209)
                                                           -----------    -----------
          Net deferred tax assets ................         $        --    $        --
                                                           ===========    ===========

                                                    2004            2003             2002
                                                    ----            ----             ----
Effective rate reconciliation:
   Tax at statutory rate ...................      $ 559,817       $(379,258)      $ (73,638)
   Nondeductible expenses ..................          5,401           4,325           3,152
   (Decrease) Increase in valuation allowance      (422,447)        494,737          70,486
   Other ...................................       (142,771)       (119,804)             --
                                                  ---------       ---------       ---------
       Total tax expense ...................      $      --       $      --       $      --
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

    Summaries of the Bank's financial instrument commitments are as follows:

                                                2004             2003
                                            ------------     ------------

       Commitments to extend credit......   $13,749,562      $ 8,152,988

       Outstanding letters of credit.....           --            32,155

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

                        December 31, 2004, 2003, and 2002


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

                                                                     2004                          2003
                                                           -------------------------    -------------------------
                                                            Carrying         Fair        Carrying         Fair
                                                             amount          value        amount          value
                                                           ----------     ----------    -----------    ----------
       (Dollars in thousands)
       Assets:
          Cash and cash equivalents.....................   $    8,934     $    8,934    $    6,693     $    6,693
          Investment securities.........................       13,560         13,582        15,637         15,706
          Loans held-for-sale...........................        1,412          1,437
          Loans, net of allowance for loan losses.......       45,077         45,366        46,690         46,587

       Liabilities:
          Demand deposits...............................       21,773         21,773        26,543         26,543
          Savings deposits..............................       17,591         17,591        19,309         19,309
          Time deposits.................................       23,807         23,807        21,264         21,264


13. EMPLOYEE COMPENSATION

    In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years. These agreements provide for guaranteed minimum annual compensation over the term of the contracts.

    In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at December 31, 2004. These options expire in 2008.

    The Company made no stock-based compensation awards to any employee during 2004, 2003 and 2002.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


14. CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            Condensed Balance Sheets

                                                        December 31,
                                                        ------------
   (Dollars in thousands)                            2004           2003
                                                   ---------     ---------
Assets:
   Due from banks (subsidiary) ..............      $    289       $    289
   Investment in United Bank of Philadelphia          8,522          6,946
                                                   --------       --------
       Total assets .........................      $  8,811       $  7,235
                                                   ========       ========
Shareholders' equity:
   Series A preferred stock .................      $      1       $      1
   Common stock .............................            11             11
   Additional paid-in capital ...............        14,750         14,750
   Accumulated deficit ......................        (5,968)        (7,615)
   Net unrealized holding gains on securities
       available-for-sale ...................            17             88
                                                   --------       --------
       Total shareholders' equity ...........      $  8,811       $  7,235
                                                   ========       ========

                       Condensed Statements of Operations

                                                     Years ended December 31,
                                                  -----------------------------
   (Dollars in thousands)                           2004       2003       2002
                                                  -------    -------    ------
   Equity in net income (loss) of subsidiary....  $ 1,646    $(1,115)   $ (217)
                                                   ------    -------    ------
   Net income (loss)............................  $ 1,646    $(1,115)   $ (217)
                                                  =======    =======    ======

                       Condensed Statements of Cash Flows

                                                          Years ended December 31,
                                                    ------------------------------------
(Dollars in thousands)                                 2004          2003          2002
                                                      ------        ------        ------
Cash flows from operating activities:
   Net income (loss) ...........................      $ 1,646       $(1,115)      $  (217)
   Equity in net (income) loss of subsidiary ...       (1,646)        1,115           217
                                                      -------       -------       -------
       Net cash provided by operating activities           --            --            --
                                                      -------       -------       -------
Cash flows from investing activities:
Investment in subsidiary .......................           --            --           (20)
                                                      -------       -------       -------
Net cash used in investing activities ..........           --            --           (20)
                                                      -------       -------       -------
Cash flows from financing activities:
   Issuance of common stock ....................           --            --            20
                                                      -------       -------       -------
       Net cash provided by financing activities           --            --            20
                                                      -------       -------       -------
       Net increase in cash and cash equivalents           --            --            --
Cash and cash equivalents at beginning of year .          289           289           289
                                                      -------       -------       -------
Cash and cash equivalents at end of year .......      $   289       $   289       $   289
                                                      =======       =======       =======


                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


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

    The most recent notification dated March 3, 2005, from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. The Bank's growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios. (Also see Footnote 2. REGULATORY AGREEMENT)






                                   (Continued)

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002



15. REGULATORY MATTERS - Continued

    The Bank's actual capital amounts and ratios are as follows:

                                                                                               To be well
                                                                                            capitalized under
                                                                        For capital         prompt corrective
                                                   Actual            adequacy purposes      action provisions
                                           ---------------------   --------------------   ---------------------
                                             Amount      Ratio      Amount       Ratio      Amount      Ratio
                                           ---------   ---------   ---------  ---------   ---------   ---------
   As of December 31, 2004:
   Total capital to risk-weighted assets:
      Consolidated......................    $ 7,778      17.91%     $ 3,498      8.00%         N/A
      Bank..............................      7,489      17.24        3,475      8.00       $ 4,344     10.00%

   Tier I capital to risk-weighted assets:
      Consolidated......................      7,234      16.65        1,749      4.00           N/A
      Bank..............................      6,945      15.99        1,737      4.00       $ 2,606      6.00%

   Tier I capital to average assets:
      Consolidated......................      7,234       9.89        2,938      4.00           N/A
      Bank..............................      6,945       9.49        2,926      4.00       $ 3,658      5.00%

   As of December 31, 2003:
   Total capital to risk-weighted assets:
      Consolidated......................    $ 5,748      12.78%     $ 3,621      8.00%          N/A
      Bank..............................      5,459      12.14        3,598      8.00       $ 4,497     10.00%

   Tier I capital to risk-weighted assets:
      Consolidated......................      5,409      12.03        1,810      4.00           N/A
      Bank..............................      5,120      11.39        1,799      4.00       $ 2,698      6.00%

   Tier I capital to average assets:
      Consolidated......................      5,409       7.19        3,020      4.00           N/A
      Bank..............................      5,120       6.81        3,008      4.00       $ 3,760      5.00%


                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002


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


16. EARNINGS PER SHARE COMPUTATION

    In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                                             Year ended December 31, 2004
                                                    ---------------------------------------------
                                                      Income            Shares          Per share
                                                    (numerator)      (denominator)       amount
                                                    -----------      -------------       ------
       Net income................................   $1,646,522
                                                    ==========
          Basic and fully diluted EPS
              Income available to stockholders...   $1,646,522        1,068,588           $ 1.54
                                                    ==========        =========           ======
          Fully Diluted EPS
              Income available to stockholders...   $1,646,522        1,098,282           $ 1.50
                                                    ==========        =========           ======


                                                             Year ended December 31, 2003
                                                   -----------------------------------------------
                                                      Income            Shares          Per share
                                                    (numerator)      (denominator)       amount
                                                    -----------      -------------       ------

       Net loss.................................    $ 1,115,465)
                                                    ===========
          Basic and fully diluted EPS
              Income available to stockholders..    $(1,115,465)      1,084,694          $ (1.03)
                                                    ===========       =========          =======


                                                             Year ended December 31, 2002
                                                   -----------------------------------------------
                                                      Income            Shares          Per share
                                                    (numerator)      (denominator)       amount
                                                    -----------      -------------       ------

       Net loss.................................   $ (216,583)
                                                   ==========
          Basic EPS and fully diluted EPS
              Income available to stockholders..   $ (216,583)        1,101,247          $ (0.20)
                                                   ==========         =========          =======

    Options to purchase 29,694 shares of common stock were not included in the computation of diluted EPS for the years ended December 31, 2003 and 2002 because the Company is in a loss position.

    The Company's preferred stock is non-cumulative and the Bank is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

                     United Bancshares, Inc. and Subsidiary

                        December 31, 2004, 2003, and 2002



17. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2004 and 2003, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

    (Dollars in thousands)

                                                                          2004
                                                      ----------------------------------------------
                                                      Fourth         Third       Second        First
                                                      quarter       quarter      quarter      quarter
                                                      -------       -------      -------      -------
Interest income ................................      $   933       $   947      $   882      $   924
Interest expense ...............................          110            94           96          105
                                                      -------       -------      -------      -------

   Net interest income .........................          823           853          786          818

Provisions for loan losses .....................           39            36          111         (141)
                                                      -------       -------      -------      -------

   Net interest after provisions for loan losses          784           817          675          959

Non-interest income ............................          403         1,908          888          456
Non-interest expense ...........................        1,288         1,237        1,322        1,397
                                                      -------       -------      -------      -------

   Net (loss) income ...........................      $  (102)      $ 1,489      $   241      $    18
                                                      =======       =======      =======      =======

                                                                          2003
                                                      ----------------------------------------------
                                                      Fourth         Third       Second        First
                                                      quarter       quarter      quarter      quarter
                                                      -------       -------      -------      -------

Interest income ................................      $   913       $   925      $   990      $ 1,008
Interest expense ...............................          115           129          149          153
                                                      -------       -------      -------      -------

   Net interest income .........................          798           796          841          855

Provisions for loan losses .....................          385            60           60           60
                                                      -------       -------      -------      -------

   Net interest after provisions for loan losses          413           736          781          795

Non-interest income ............................          557           462          409          462
Non-interest expense ...........................        1,451         1,453        1,422        1,404
                                                      -------       -------      -------      -------

   Net (loss) income ...........................      $  (481)      $  (255)     $  (232)     $  (147)
                                                      =======       =======      =======      =======


                            NEW SECTION FOR EXHIBITS


                           Commission File No. 0-25976


                       SECURITIES AND EXCHANGE COMMISSION

--------------------------------------------------------------------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

--------------------------------------------------------------------------------


                             UNITED BANCSHARES, INC.


                                    EXHIBITS

Exhibit 10(a) -- Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA

Exhibit 10(e) -- Evelyn F. Smalls' Employment Agreement, dated November 1, 2004

Exhibit 10(f) -- Brenda Hudson-Nelson's Employment Agreement, dated November 1, 2004

Exhibit 14 -- Code Conduct and Ethics

Exhibit 16 -- Letter re Change of Accountant

Exhibit 31.1 -- Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -- Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1(a) -- Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer attached hereto as Exhibit 31.1.

Exhibit 32.2(b) -- Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer attached hereto as Exhibit 31.2.

Exhibit 99(a) -- Registrants Proxy Statement for its Annual Shareholders Meeting held on November 23, 2004