Form 10-Q
period 2005-03-31
UNITED BANCSHARES INC /PA
filed 2005-05-16
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 day.  Yes [ X ]   No ____

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b2 of the Act)   Yes _____   No [ X ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____ Not Applicable.

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

     The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of May 6, 2005 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at May 6, 2005.

     The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of May 6, 2005.

                                 --------------
                                    FORM 10-Q
                                 --------------


                                      Index

Item No.                                                                   Page

                         PART I -- FINANCIAL INFORMATION



     1.   Financial Statements..............................................  4

     2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  8

     3.   Quantitative and Qualitative Disclosures about Market Risk........ 25

     4.   Controls and Procedures .......................................... 27


                          PART II -- OTHER INFORMATION


     1.   Legal Proceedings................................................. 28

     2.   Unregistered Sales of Equity Securities and Use of Proceeds....... 28

     3.   Defaults upon Senior Securities................................... 28

     4    Submission of Matters to a Vote of Security Holders............... 28

     5.   Other Information................................................. 28

     6.   Exhibits ......................................................... 28

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS


    Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government's response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS' success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Item 1. Financial Statements

                           Consolidated Balance Sheets
                                    unaudited

                                                                                    March 31,     December 31,
                                                                                      2005            2004
                                                                                   ----------     -----------
Assets
Cash and due from banks                                                             3,524,226      4,317,645
Interest bearing deposits with banks                                                  891,132        888,924
Federal funds sold                                                                  4,426,000      3,727,000
                                                                                   ----------     ----------
Cash & cash equivalents                                                             8,841,358      8,933,569

Investment securities:
     Held-to-maturity, at amortized cost (fair value of $8,331,944                   8,433,154      8,762,796
       and $8,784,495 at March 31, 2005 and December 31, 2004, respectively)
     Available-for-sale, at market value                                            4,422,645      4,797,549

Loans held for sale (market value of $1,437,274 at December 31, 2004)                       0      1,412,554

Loans, net of unearned discount                                                    48,429,850     45,680,014
Less: allowance for loan losses                                                      (643,593)      (602,939)
                                                                                   ----------     ----------
Net loans                                                                          47,786,257     45,077,075

Bank premises & equipment, net                                                      1,087,129      1,074,855
Accrued interest receivable                                                           346,686        328,354
Core deposit intangible                                                             1,515,838      1,560,358
Prepaid expenses and other assets                                                     519,862        353,789
                                                                                   ----------     ----------
Total Assets                                                                       72,952,929     72,300,899
                                                                                   ==========     ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                              13,887,626     13,439,567
Demand deposits, interest bearing                                                   8,514,302      8,333,631
Savings deposits                                                                   17,482,232     17,591,981
Time deposits, $100,000 and over                                                   13,643,200     13,641,202
Time deposits                                                                      10,298,924     10,165,837
                                                                                   ----------     ----------
                                                                                   63,826,284     63,172,219

Accrued interest payable                                                               92,037         78,196
Accrued expenses and other liabilities                                                242,406        239,156
                                                                                   ----------     ----------
Total Liabilities                                                                  64,160,727     63,489,571

Shareholders' equity:
  Preferred Stock, Series A, non-cum., 6%, $.01 par value,                              1,368          1,368
   500,000 shrs auth., 136,842 issued and 6,308 held in treasury
 Common stock, $.01 par value; 2,000,000 shares authorized;
   876,921 shares issued                                                                8,769          8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
   191,667 shares issued and outstanding                                                1,917          1,917
Treasury Stock, 33,500 shares, at cost                                                      0              0
 Additional-paid-in-capital                                                        14,749,852     14,749,852
 Accumulated deficit                                                               (5,956,562)    (5,968,140)
 Net unrealized gain on available-for-sale securities                                 (13,142)        17,562
                                                                                   ----------     ----------
Total Shareholders' equity                                                          8,792,202      8,811,328
                                                                                   ----------     ----------
                                                                                   72,952,929     72,300,899
                                                                                   ==========     ==========

                             See Accompanying Notes

                      Consolidated Statements of Operations

                                                         (unaudited)
                                                     Three months ended    Three months ended
                                                          March 31,             March 31,
                                                            2005                  2004
                                                          ---------             ---------
Interest Income:
     Interest and fees on loans                           $ 817,051             $ 747,046
     Interest on investment securities                      138,111               161,955
     Interest on Federal Funds sold                          25,789                 9,963
     Interest on time deposits with other banks               5,619                 4,687
                                                          ---------             ---------
Total interest income                                       986,570               923,651
                                                          ---------             ---------
Interest Expense:
     Interest on time deposits                               90,073                75,446
     Interest on demand deposits                             10,552                13,981
     Interest on savings deposits                            14,640                15,899
                                                          ---------             ---------
Total interest expense                                      115,265               105,325
                                                          ---------             ---------

Net interest income                                         871,304               818,325

Provision for loan losses                                    40,000              (141,000)
                                                          ---------             ---------
Net interest income less provision for
     loan losses                                            831,304               959,325
                                                          ---------             ---------
Noninterest income:
    Customer service fees                                   169,637               225,599
    ATM Fees                                                150,036               156,205
    Gains on sales of investments                                 0                31,115
    Gain on sale of loans                                    24,720                 5,024
    Loan Syndication fees                                    46,672                     0
    Other income                                             22,962                37,724
                                                          ---------             ---------
Total noninterest income                                    414,027               455,667
                                                          ---------             ---------
Non-interest expense
     Salaries, wages, and employee benefits                 467,418               537,231
    Occupancy and equipment                                 258,891               307,103
    Office operations and supplies                           93,155               113,870
    Marketing and public relations                            6,534                12,026
    Professional services                                    72,766                57,597
    Data processing                                         109,369               141,423
    Deposit insurance assessments                            29,282                 7,597
    Other noninterest expense                               196,336               220,139
                                                         ----------            ----------
Total non-interest expense                                1,233,752             1,396,987
    Net income before income taxes                           11,579                18,005
    Provision for income taxes                                    0                     0
                                                         ----------            ----------
     Net income                                          $   11,579            $   18,005
                                                         ==========            ==========

     Earnings per share-basic                                 $0.01                 $0.02
     Earnings  per share-diluted                              $0.01                 $0.02
                                                         ==========            ==========
Weighted average number of shares                         1,068,588             1,102,088
                                                         ==========            ==========

                             See Accompanying Notes

                      Consolidated Statements of Cash Flows

                                                                                  (unaudited)
                                                                               Three Months ended    Three Months ended
                                                                                    March 31,            March 31,
                                                                                      2005                 2004
                                                                                   ----------           ----------
Cash flows from operating activities
Net income                                                                       $   11,579             $   18,005
Adjustments to reconcile net income to net cash
 used in operating activities:
    Provision for loan losses                                                        40,000               (141,000)
    Gain on sale of investments                                                           0                (31,115)
    Gain on sale of loans                                                           (24,720)                     0
    Depreciation and amortization                                                   141,607                141,701
    (Increase) Decrease in accrued interest receivable and other assets            (184,405)                86,010
    Increase (Decrease) in accrued interest payable and other liabilities             17,091               (151,810)
                                                                                 ----------             ----------
Net cash used in operating activities                                                 1,152                 75,209
                                                                                 ----------             ----------

Cash flows from investing activities
Purchase of investments-Held-to-maturity                                                  0               (750,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale     299,684              2,419,716
Proceeds from maturity & principal reductions of investments-Held-to-Maturity       327,168                317,893
Proceeds from sale of investments-Available-for-Sale                                      0                786,526
Net (increase) decrease in loans                                                 (2,709,182)             1,775,743
Proceeds from the sale of loans                                                   1,437,273                      0
Purchase of premises and equipment                                                 (102,370)               (44,271)
                                                                                 ----------             ----------
Net cash (used in) provided by  investing activities                               (747,427)             4,505,606
                                                                                 ----------             ----------

Cash flows from financing activities
Net increase (decrease) in deposits                                                 654,064             (1,177,951)
                                                                                 ----------             ----------
Net cash provided by (used in) financing activities                                 654,064             (1,177,951)
                                                                                 ----------             ----------
(Decrease) Increase in cash and cash equivalents                                     (92,211)             3,252,446

Cash and cash equivalents at beginning of period                                  8,933,569              6,692,946
                                                                                 ----------             ----------
Cash and cash equivalents at end of period                                       $8,841,358             $9,945,392
                                                                                 ==========             ==========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                            285,498                268,757
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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2004 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2005 and December 31, 2004 and the consolidated results of its operations for the three month periods ended March 31, 2005 and 2004, and its consolidated cash flows for the three month periods ended March 31, 2005 and 2004.


2.  Stock-based Compensation

At May 6, 2005, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                Three Months Ended
                                                                     March 31,
                                                                 2005         2004
                                                                ------       ------
(in 000's)
Net income                       As reported                     $  12        $  18
                                 Stock-based compensation
                                  costs determined under fair
                                  value method for all awards    $   -        $   -
                                                                 -----        -----
                                 Pro forma                       $  12        $  18

Earnings per share (Basic)       As reported                     $0.01        $0.02
                                 Pro forma                       $0.01        $0.02

Earnings per share (Diluted)     As reported                     $0.01        $0.02
                                 Pro forma                       $0.01        $0.02

There were no options granted in 2005 and 2004.

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

During the past five years, management has implemented re-capitalization strategies and expense control measures to stabilize the Bank and position it for growth. While re-capitalization and expense reductions have been achieved, management believes that a greater impact will be realized with deposit growth and increased loan originations that build the Bank's core earnings. Increased deposits will increase the Bank's ability to fund and grow its earning assets while an increased loan-to-deposit ratio will generally result in a higher net interest margin on those assets. Thus, while continuing to control expenses, management has placed more focus on the implementation of business development strategies to achieve deposit and loan growth as a means to achieve core profitability.

Business development strategies include the enhancement of the Bank's business development team by adding appropriate skilled personnel and shifting focus of other designated personnel to the development of new business. In addition, the Bank has retained a public relations firm to assist in outreach to potential new customers and to create a new "buzz" about the Bank. The goal is to engage in a more aggressive marketing and advertising campaign to get the Bank back into the marketplace and in the minds of existing and new customers. Full advantage will be taken of the co-branding opportunities with the Bank's strategic alliances to increase the Bank's consumer loan business including brochures, joint seminars, and other business development opportunities. The Bank currently has alliances with a Fortune 500 mortgage company and a Fortune 500 investment management company.

During the quarter ended March 31, 2005, total deposits increased by $654 thousand, or 1.03%, and net loans (including loans held for sale) increased by $1.3 million, or 2.79%. The focus of the Bank's lending activities is primarily on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. Without much marketing, the Bank has built a strong reputation as the "lender of choice" for many religious organizations with this sector constituting 20% of the Bank's commercial loan portfolio at March 31, 2005.

The Bank's commercial loan pipeline remains active. At March 31, 2005, the pipeline totaled $4 million, of which $2.9 million is projected to be closed in the second quarter of 2005. In addition, other consumer loans including home equity, automobile, student and credit card loans are targeted for growth in the portfolio to allow for risk diversification.

The Bank will continue to focus on its niche business lines to include the basic deposit and loan business, while developing relationships with corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank will continue to develop these strategic alliances/partnerships to help ensure that the communities it serves have full access to financial products and services.

Management accomplished the re-capitalization of the Bank in 2004 with gains on the sale of bank-owned assets. Although the Bank is now considered adequately capitalized, management continues to seek capital through internal capital generation (retained earnings) as well as external capital through the possible future sale of the Bank's common/preferred stock. Additional capital will be used to support growth in the Bank's balance sheet and fee income initiatives.

During the quarter ended March 31, 2005, net income from core operations was approximately $12 thousand, or $.01 per share. Revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. Consistent with 2004, the Bank manages four such arrangements with fee income projected to exceed $175 thousand for 2005 of which approximately $47 thousand was recognized in the quarter ended March 31, 2005. Efforts will continue to attract additional corporate partners to join the Bank's minority credit syndication business line to generate fee income.

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

The following table sets forth selected financial data for the each of the following periods:

(Thousands of dollars, except per share data)

                                        Quarter ended     Quarter ended
                                        --------------    --------------
                                        March 31, 2005    March 31, 2004
                                        --------------    --------------

Net interest income                        $  871             $  818
Provision for loan losses                      40               (141)
Noninterest income                            414                456
Noninterest expense                         1,234              1,397
Net income                                     12                 18

Earnings per share-basic and diluted        $0.01              $0.02

Balance sheet totals:
                                        March 31, 2005    December 31, 2004
                                        --------------    -----------------
Total assets                                $72,953            $72,301
Loans, net                                  $47,786            $45,077
Investment securities                       $12,856            $13,560
Deposits                                    $63,826            $63,172
Shareholders' equity                        $ 8,792            $ 8,811

Ratios
Return on assets                              0.06%              0.10%
Return on equity                              0.52%              1.04%
Tangible Equity to assets ratio               9.84%              7.15%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $84 thousand, or 1.31%, during the quarter ending March 31, 2005. Average funding uses decreased $1.6 million, or 2.46%, for the same quarter.

Sources and Uses of Funds Trends


(Thousands of Dollars,
except percentages)                March 31, 2005                                    December 31,2004
                                   --------------                                    ----------------
                                      Average      Increase (Decrease)                  Average
                                      Balance           Amount               %          Balance
                                      -------      ------------------      -----        -------
Funding uses:
     Loans                            $47,768           $1,597             3.46%        $46,171
     Investment securities
        Held-to-maturity                8,628            1,355             18.63          7,273
        Available-for-sale              4,306           (1,074)           (19.96)         5,380
     Federal funds sold                 4,256           (3,517)           (45.25)         7,773
                                      -------          --------                         -------
         Total uses                   $64,958          ($1,639)                         $66,597
                                      =======          ========                         =======
Funding sources:
     Demand deposits
         Noninterest-bearing          $13,603          ($  947)            (6.51%)      $14,550
         Interest-bearing               8,393             (922)            (9.90)         9,315
     Savings deposits                  17,632           (1,061)            (5.68)        18,693
     Time deposits                     23,649            2,090             9.69          21,559
                                      -------           ------                          -------
          Total sources               $63,277          ($  840)                         $64,117
                                      =======           ======                          =======

Loans

Average loans increased $1.6 million, or 3.46%, during the quarter ended March 31, 2005. The Bank funded $4.1 million in commercial loans during the quarter. The Bank's commercial loan pipeline continues to grow as a result of increased business development efforts and loan participations with other financial institutions.

At March 31, 2005, the commercial loan pipeline totaled $4 million of which $2.9 million is projected to be closed in the second quarter of 2005. In addition, other consumer loans including home equity, automobile, student and credit card loans continue to be focused on for growth in the portfolio to allow for risk diversification.

While loan fundings increased during the quarter, the Bank sold $1.4 million of its student loan portfolio in January 2005 to create liquidity to fund higher yielding, less costly to service commercial loans. In addition, during the quarter there were several unexpected payoffs of loans in which the Bank participates with other financial institutions.

The Bank has cultivated relationships with other financial institutions in the region with which it participates in loans as a strategy to stabilize and grow its commercial loan portfolio. This strategy continues to be utilized as a low cost means to build the Bank's pool of earning assets while it enhances its own business development capacity. Approximately $1.3 million in commercial loan participations were booked during the quarter ended March 31, 2005. Most of these participations are secured by commercial real estate.

The Bank's loan-to-deposit ratio at March 31, 2005 was 74.9%, up slightly from 73.6% at December 31, 2004 as a result of the loan origination activity discussed above. The target loan-to-deposit ratio is 75%. This level allows the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Although the Bank is very close to its target loan-to-deposit ratio, deposit growth is projected for the remainder of 2005. To ensure that loans keep pace with deposits and that this ratio is maintained, management will continue to implement loan growth strategies including the participation in commercial loans with other financial institutions.

While the Bank's target loan-to-deposit ratio is 75%, this ratio does not represent a policy limit. The Bank has adequate liquidity to continue to fund loan originations for the foreseeable future. If necessary, to create additional liquidity, the Bank has the ability to sell a portion of its investment portfolio or its lower yielding student loan portfolio.

The Bank's loan portfolio is heavily concentrated in commercial loans that comprise $30.9 million, or 64%, of total loans at March 31, 2005 compared to $28.2 million, or 60% of total loans. The increase in this concentration is a result of the relatively high level of commercial loan activity that occurred during the quarter compared to all other categories of loans that have remained relatively consistent compared to December 31, 2004. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                         March 31,    December 31,
                                           2005          2004
                                         -------       -------
Commercial and industrial                $18,300       $15,217
Commercial real estate                    12,590        13,070
Consumer loans                             6,971         6,729
Residential mortgages                     10,569        10,665
                                         -------       -------
            Total Loans                  $48,430       $45,681
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

                  ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                        (Dollars in thousands)

                                            2005       2004
                                            ----       ----
           Balance at January 1,            $603       $339
           Charge-offs:
           Consumer loans                    (35)       (31)
                                            ----        ----
              Total charge-offs              (35)       (31)

           Recoveries                         36         311
           Net (charge-offs) recoveries        1         280
           Additions charged to operations    40         141
                                            ----        ----
           Balance at March 31,             $643        $478
                                            ====        ====

The allowance for loan losses as a percentage of total loans was 1.33% at March 31, 2005 compared to 1.28% at December 31, 2004. This level is somewhat higher than the Bank's peer group average of 1.10% because of the relatively high level of non-performing loans in the loan portfolio. (Refer to Nonperforming and Nonaccrual Loans discussion below.) The Bank continues to proactively monitor its credit quality while working with borrowers in an effort to identify and control credit risk.

At March 31, 2005, the Bank's classified loans totaled $1.6 million, or 3.35% of total loans. Specific reserves of $364 thousand have been allocated to these loans. In addition, at March 31, 2005, approximately $888 thousand of the classified loans are guaranteed by the Small Business Administration (SBA) that minimize the risk of loss.

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of March 31, 2005.


Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2005, non-accrual loans were approximately $1.6 million compared to $1.4 million at December 31, 2004. The increase in non-accrual loans during the quarter is a result of a group of micro loans that are administratively delinquent. The Bank is currently working with the mirco loan fund administrator to resolve the delinquent condition of these loans. Approximately $888 thousand of the Bank's non-accrual loans were guaranteed by the SBA.

The Bank has one borrower in the telecommunications industry with loans totaling approximately $1.3 million that experienced severe financial difficulty. As a result, in December 2003, the Bank charged-off the non-SBA-guaranteed portion of this credit totaling $710 thousand. The Bank has presented this loan to the SBA for collection of the guaranteed portion of the loans that total $569 thousand that represents the Bank's balance on the loans. The SBA documentation review as relates to this loan is currently underway. Although the Bank has charged-off a portion of this loan, management will seek to maximize its recovery through appropriate legal action.

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

At March 31, 2005, approximately 20% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.


Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, decreased on average by $3.2 million, or 15.8%, during the quarter ended March 31, 2005. This decline is due to a decrease in funds available for investment because of an $840 thousand decline in average deposit balances (Refer to the discussion on Deposits below.) as well as increased loan funding activity during the quarter.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (62.1%), and other government-sponsored agency securities (37.9%). The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio was 4.37% at March 31, 2005 compared to 4.65% one year ago. The reduction in yield is primarily a result of lower yielding short-term agency securities purchased in the latter part of 2004 to collateralize the deposits of a quasi-governmental agency. In addition, some of the Bank's floating rate mortgage-backed securities that have Treasury and LIBOR indices, repriced in 2004 in a lower interest rate environment.

The average duration of the portfolio at March 31, 2005 is 3.55 years compared to 3.07 years at December 31, 2004. The extension of the duration during the quarter ended March 31, 2005 resulted from noted improvement in the economy and a corresponding rise in interest rates. Because a large percentage of the Bank's portfolio includes mortgage-backed securities, the prepayment rate slows as individuals are less likely to refinance mortgages in a rising rate environment. In fact, the constant one year prepayment rate (CPR), prepayment speed at which mortgage-backed securities pay, declined from 24.06% at December 31, 2004 to 23.57% at March 31, 2005. This translates into only 23.57% of the mortgage pool repaying on an annual basis compared to 24.06% at December 31, 2004 resulting in a reduction of cashflow. Management will continue to monitor and take appropriate action to control its extension risk to ensure the appropriate level of funds are available to meet liquidity needs.

Deposits

The Bank has a stable core deposit base representing 79% of total deposits. While the Bank has $13.6 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 66%, of the these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

During the quarter ended March 31, 2005, average deposits decreased $840 thousand, or 1.31%. Much of this decline was in the category of savings deposits. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch resulted in some savings passbook account attrition during the third and fourth quarters of 2004. Because passbook customers must physically enter the branch to complete transactions, electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits.

With its 2004 re-capitalization, the Bank is positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth and still remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). New business development strategies have been implemented that include leveraging the strategic partnerships/alliances the Bank has developed to cross-sell its products and services. In addition, the Bank will engage in a strategic marketing/advertising campaign to generate new business including loans, deposits and other fee-related services.


Other Borrowed Funds

The Bank did not borrow funds during the quarter ended March 31, 2005. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, eliminating the need to borrow.


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

The Bank's financial instrument commitments at March 31, 2005 are summarized below:

Commitments to extend credit        $13,284,000

There were no outstanding letters of credit at March 31, 2005.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At March 31, 2005, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity. Approximately $8.8 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At March 31, 2005, the Bank had total short-term liquidity, including cash and federal funds sold, of $8.8 million, or 12.07% of total assets. Additional liquidity of approximately $4.4 million is provided by the portion of the Bank's investment portfolio classified as available-for-sale. However, a portion of these securities is used as collateral for governmental/quasi-governmental agencies and are therefore restricted from use to fund loans or other liquidity requirements.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a governmental agency that matures in June 2005 and a series of laddered certificates of deposit (maturities ranging from 3 months to 12 months) totaling $4 million from another quasi-governmental agency. While these are short-term renewals, based on discussions with representatives of these agencies, management does not anticipate the removal of these deposits in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 2005:

                                (Thousands of dollars)

   3 months or less                    $ 9,286
   Over 3 through 12 months              4,204
   Over 1 through three years              153
   Over three years                         --
                                       -------
      Total                            $13,643
                                       =======

Capital Resources

Total shareholders' equity decreased approximately $19 thousand during the quarter ended March 31, 2005. The decrease in equity was primarily due to net income of $12 thousand during the quarter offset by a $30 thousand decrease in other comprehensive income (FAS 115 unrealized losses on available-for-sale securities) because of interest rate changes that reduced the value of the investment portfolio. The Board and management continue to explore strategies for the infusion of new capital into the organization. The most productive way to increase capital is through sustained core earnings. The Bank's plan projects this occurrence in 2005.

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

As indicated in the table below, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, significant asset growth and the need for additional provisions to the allowance for loan losses could have an adverse effect on its capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

                                           Company           Company
                                           -------           -------
                                           March 31,        December 31,
                                             2005              2004
                                           -------           -------
Total Capital                              $ 8,791           $ 8,812
Less: Intangible Asset/Net
 unrealized gains (losses) on
 available for sale portfolio               (1,503)           (1,578)
                                           -------           -------
Tier 1 Capital                              7,288              7,234
                                           -------           -------
Tier 2 Capital                                 562               544
                                           -------           -------
    Total Qualifying Capital               $ 7,850           $ 7,778
                                           =======           =======
Risk Adjusted Total Assets
 (including off-Balance sheet exposures)   $44,914          $43,436
Tier 1 Risk-Based Capital Ratio             16.23%           16.65%
Tier 2 Risk-Based Capital Ratio             17.48%           17.91%
Leverage Ratio                              10.25%            9.89%

                                             Bank             Bank
                                           -------           -------
Total Capital                              $ 8,503           $ 8,524
Less: Intangible Asset/Net
 unrealized gains (losses) on
 available for sale portfolio               (1,503)           (1,578)
                                           -------           -------
Tier 1 Capital                               7,000             6,946
                                           -------           -------
Tier 2 Capital                                 562               544
                                           -------           -------
    Total Qualifying Capital               $ 7,562           $ 7,490
                                           =======           =======
Risk Adjusted Total Assets
(including off-Balance sheet exposures)    $44,914           $43,436
Tier 1 Risk-Based Capital Ratio             15.59%            15.99%
Tier 2 Risk-Based Capital Ratio             16.84%            17.24%
Leverage Ratio                               9.84%             9.49%


Results of Operations

Summary

The Bank had net income of approximately $12 thousand ($0.01 per common share) for the quarter ended March 31, 2005 compared to a net income of $18 thousand ($0.02 per common share) for the quarter ended March 31, 2004. The financial results for the quarter ended March 31, 2004 included a $165 thousand recovery (credit back to earnings) on a previously charged-off loan.

Management continues the implementation of a plan to restore core profitability to the Bank. It includes among other things staff reductions/consolidations, salary reductions, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, the Bank's Two Penn Center branch was closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost.

While expense reductions continue to be achieved, management believes that a greater impact will be realized with increased loan originations that build the Bank's loan-to-deposit ratio. Generally, increased loan volume results in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to increase the level of loans outstanding to achieve profitability.

Also, revenue enhancement strategies have been employed to expand opportunities for fee income through the implementation of new products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent.

A more detailed explanation for each component of earnings is included in the sections below.

        Average Balances, Rates, and Interest Income and Expense Summary

                                                      March 31,                            March 31,
                                                        2005                                 2004
                                          -----------------------------------    -----------------------------------
(Dollars in thousands)                    Average                                Average
                                          Balance     Interest     Yield/Rate    Balance      Interest    Yield/Rate
                                          -------     --------     ----------    -------      --------    ----------
Assets:
Interest-earning assets:
     Loans                                $47,768       $817          6.84%      $45,809        $747         6.52%
     Investment securities-HTM              8,628         98          4.55         6,615          82         4.96
     Investments securities-AFS             4,306         40          3.72         7,553          80         4.24
     Federal funds sold                     4,256         26          2.42         4,121          10         0.97
     Interest bearing balances with
      other banks                             889          6          2.53           889           5         2.11
                                          -------        ---          ----        ------         ---         ----
        Total interest-earning assets      64,958        987          6.08        64,098         924         5.76

Noninterest-earning assets:
     Cash and due from banks                3,724                                  3,490
     Premises and equipment                 1,070                                  2,755
     Other assets                           3,509                                  4,292
     Less: allowance for loan losses         (626)                                  (415)
                                          -------                                 ------
          Total                            72,625                                 74,220
Liabilities and shareholders equity
Interest-bearing liabilities
     Demand deposits                        8,393         11          0.50         9,581          14         0.58
     Savings deposits                      17,632         15          0.33        19,475          16         0.33
     Time deposits                         23,649         90          1.52        21,084          75         1.43
                                           ------        ---          ----        ------         ---         ----
Total interest-bearing                     49,674        116          0.93        50,140         105         0.84
liabilities
Noninterest-bearing liabilities
     Demand deposits                       13,603                                 16,158
     Other                                    782                                    806
Shareholders equity                         8,566                                  7,116
                                          -------                                 ------
          Total                            72,625                                 74,220
Net interest earnings                                   $871                                    $818
Net yield on interest-earning assets                                  5.37%                                 5.11%

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

Net interest income increased $53 thousand, or 6.47%, for the quarter ending March 31, 2005 compared to the quarter ending March 31, 2004. The increase is primarily attributed to an increase in average loans outstanding as well as a 200 basis point increase in the prime rate and federal funds sold rate since June 2004. As a result, the yield on average earning assets increased from 5.76% at March 31, 2004 to 6.08% at March 31, 2005.

Although the Bank's cost of funds increased to 0.93% for the quarter ending March 31, 2005 from 0.84% for the same quarter in 2004, the cost of funds is still considered low when compared to the Bank's peer group of 1.85%. The low cost of funds is attributed to the Bank's core deposit base of checking and savings accounts that are less sensitive to changes in interest rate. Typically, the rates on these types of deposits lag market changes.

The net interest margin of the Bank was 5.37% at March 31, 2005 compared to 5.11% at March 31, 2004. Management actively manages its exposure to interest rate changes. The increase in margin is attributed to the increase in prime, the Bank's continued low cost of funds and an increase in average loan balances.


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank made provisions totaling $40 thousand for the quarter ending March 31, 2005 compared to a negative provision (credit back to earnings) of $141 thousand for the same quarter in 2004. The credit to earnings in 2004 was related to a recovery of a previously charged-off loan. Provisions are based on management's review and analysis of the Bank's loan portfolio and the level of classified loans. There was no significant change in the level of classified loans during the quarter. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of March 31, 2005.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income for the quarter ended March 31, 2005 declined by $42 thousand, or 9.14%, compared to the quarter ended March 31, 2004.

Customer service fees declined by $56 thousand, or 24.81%, for the quarter ending March 31, 2005, compared to 2004 as a result of less activity fees on deposits. The Bank's lower average deposit levels in 2005 compared to 2004 resulted in less overdraft fees, activity service charges and low balance fees. In addition, because that Bank escheated many of its dormant/inactive accounts in 2003 and 2004 in accordance with the requirements of the Commonwealth of Pennsylvania, there was a significant decline in activity/dormant account service charges.

ATM fees declined by $6 thousand, or 3.95%, for the quarter ending March 31, 2005, compared to 2004. Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. In addition, one of the Bank's high volume machines was out of service during the quarter because of a fire in the building in which it is located. Management continues the process of identifying potentially high volume locations to place machines.

The Bank serves as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate four significant back-up lines/letters of credit with other minority banks throughout the country for major corporations for which it recognized fees totaling $47 thousand during the quarter ended March 2005. Fees for this service are projected to exceed $175 thousand for 2005. These fees will be received annually for the administration of the credit facilities. Management plans to continue to develop this core line of business to generate additional fee income to support the Bank's profitability goals.

Noninterest Expense

Salaries and benefits decreased $70 thousand, or 12.99%, during the quarter ended March 31, 2005 compared to 2004. As part of the Bank's continued implementation of its profit restoration plan, there have been strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. In addition, in July 2004, the Bank closed and consolidated the services of its Two Penn Center financial service center with other branches in the network. This action resulted in further staff reductions. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $32 thousand, or 22.67%, during the quarter ended March 31, 2005 compared to 2004. The reduction is primarily a result of a decline in processing costs associated with the Bank's automated teller machine network because of fewer machines in service as well as a contract re-negotiation with its service provider. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased approximately $48 thousand, or 15.7%, during the quarter ended March 31, 2005 compared to 2004. The decrease is primarily attributable to the closure/consolidation of the Two Penn Center financial service center in July 2004. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease, this branch was closed and consolidated with other branches in the network to further reduce operating costs. All of the leasehold improvements and furniture associated with this branch became fully depreciated at the time of lease expiration in 2004.

Also contributing to the reduction in occupancy expense was the sale of the Bank's corporate headquarters in July 2004. This building was sold to generate gains as part of the Bank's re-capitalization plan. The sale of the building resulted in a reduction in property taxes, insurance, repairs and maintenance, and depreciation expense on leasehold improvements associated with the building. In February 2005, the Bank began the lease of a 10,000 square foot floor of a full service high rise office building located in center city Philadelphia.

Professional services expense increased approximately $15 thousand, or 26.34%, for the quarter ended March 31, 2005 compared to 2004. This increase is primarily related to increased audit-related cost associated with the Bank's change in accounting firms in December 2004. To reference the former accountant's opinion in the Bank's annual report 10K, the Bank had to pay fees totaling $7,500. In addition, the Bank incurred legal fees associated with the review of the lease of its new corporate headquarters.

Office operations and supplies expense decrease $21 thousand, or 18.19%, for the quarter ended March 2005 compared to 2004. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center, the Bank experienced reductions in this category of expense including security guards and other costs associated with branch operations.

FDIC insurance premiums increased by $22 thousand, or 285.44%, for the quarter ended March 31, 2005 compared to 2004. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. While the Bank is well capitalized, the increase during 2005, is a result of the perceived risk associated with the Bank's operating losses in prior years.

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

At December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, during 2004 management implemented re-capitalization strategies including the sale of bank-owned assets that generated gains of approximately $1.9 million. As a result, at December 31, 2004, the Bank's tier one leverage ratio had improved to 9.49%. At March 31, 2005, the tier one leverage ratio had further improved to 9.84% as a result of a reduction in average assets and net income of $12 thousand for the quarter. Management continues to review and revise its capital plan to address the development of new equity. The most productive of which is to increase capital through sustained core earnings. The Bank's strategic plan projects this occurrence in 2005.

At March 31, 2005, management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.


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

The FDIC generally prohibits all payments of dividends by a bank which is in default of any assessment to the FDIC. (See "Regulatory Matters" above)


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

In December 2004, the FASB issued SFAS No. 123 (Revised), "Shared-Based
Payment" ("SFAS No. 123(R)"), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 1234(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that ate based on the fair value of the entity's equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and eliminates the ability for share-based compensation transactions using APB Opinion No. 25. The provision for SFAS No. 123(R) are effective for the Company on July 1, 2005. The Company is currently assessing the financial statement impact of adopting SFAS No. 123(R).

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

At March 31, 2005, a liability sensitive position is maintained on a cumulative basis through 1 year of 2.96% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of short-term certificates of deposit maturing and repricing in one year or less. A significant portion of these maturities relate to deposits with governmental/quasi-governmental entities that mature in six months or less. Generally, because of the negative gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at March 31, 2005 are as follows:

                               Market value of        Market value of equity
       Changes in rate            equity              as a % of MV of Assets
    -------------------     ---------------------     ----------------------
                            (Dollars in thousands)

     +400 basis points           $ 1,999                       3.08%
     +300 basis points             3,146                       4.74
     +200 basis points             4,431                       6.51
     +100 basis points             5,783                       8.28
     Flat rate                     7,159                       9.99
     -100 basis points             8,246                      11.27
     -200 basis points             9,131                      12.27
     -300 basis points             9,948                      13.15
     -400 basis points            10,939                      14.20

The market value of equity may be impacted by the composition of the Bank's assets and liabilities. The declining market value of equity in a rising rate environment is a result of the high level of fixed rate loans and investments the Bank has on its balance sheet. Management will actively manage the level of variable versus fixed rate assets in order to reduce the volatility in the market value of equity.

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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at March 31, 2005. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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


                               UNITED BANCSHARES, INC.



Date: May 13, 2005             /s/ Evelyn Smalls
                               ------------------------------
                               Evelyn Smalls
                               President & Chief Executive Officer



Date: May 13, 2005             /s/ Brenda M. Hudson-Nelson
                               ----------------------------------
                               Brenda Hudson-Nelson
                               Executive Vice President/Chief Financial Officer

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