Form 10-Q
period 2005-06-30
UNITED BANCSHARES INC /PA
filed 2005-08-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _____________

                             UNITED BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                     0-25976
                             -----------------------
                             Commission File Number

     Pennsylvania                                         23-2802415
----------------------                                 ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

30 S. 15th Street, Suite 1200, Philadelphia, PA            19102
-----------------------------------------------          ---------
(Address of principal executive office)                  (Zip Code)

                                 (215) 351-4600
                             -----------------------
              (Registrant's telephone number, including area code)

                                       N/A
                             -----------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes_____ No___X___

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

         The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of August 1, 2005 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at August 1, 2005.

         The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are outstanding and 6,308 shares are held in treasury stock as of August 1, 2005.

                                 --------------
                                    FORM 10-Q
                                 --------------


                                      Index

Item No.                                                                   Page

                          PART I-FINANCIAL INFORMATION

1.   Financial Statements..................................................  6

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................. 10

3.   Quantitative and Qualitative Disclosures about Market Risk...........  29

4.   Controls and Procedures .............................................. 31

                            PART II-OTHER INFORMATION

1.   Legal Proceedings..................................................... 32

2.   Unregistered Sales of Equity Securities and Use of Proceeds........... 32

3.   Defaults upon Senior Securities....................................... 32

4    Submission of Matters to a Vote of Security Holders................... 32

5.   Other Information..................................................... 32

6.   Exhibits  ............................................................ 32

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS' interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government's response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS' success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Item 1. Financial Statements

                          Consolidated Balance Sheets
                                                                                             unaudited
                                                                                    June 30,         December 31,
                                                                                      2005               2004
                                                                                  -----------        -----------
Assets
Cash and due from banks                                                             3,869,509         4,317,645
Interest bearing deposits with banks                                                  287,929           888,924
Federal funds sold                                                                  2,748,000         3,727,000
                                                                                  -----------       -----------
Cash & cash equivalents                                                             6,905,438         8,933,569

Investment securities:
   Held-to-maturity, at amortized cost
     (fair value of $10,943,406
     and $8,784,495 at June 30, 2005 and
     December 31, 2004, respectively)                                              10,964,461         8,762,796
   Available-for-sale, at market value                                              4,180,611         4,797,549

Loans held for sale (market value of $1,437,274
  at December 31, 2004)                                                                     0         1,412,554

Loans, net of unearned discount                                                    47,275,026        45,680,014
Less: allowance for loan losses                                                      (574,412)         (602,939)
                                                                                  -----------       -----------
Net loans                                                                          46,700,614        45,077,075

Bank premises & equipment, net                                                      1,092,720         1,074,855
Accrued interest receivable                                                           343,156           328,354
Core deposit intangible                                                             1,471,319         1,560,358
Prepaid expenses and other assets                                                     560,882           353,789
                                                                                  -----------       -----------
Total Assets                                                                       72,219,201        72,300,899
                                                                                  ===========       ===========

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing                                              14,461,836        13,439,567
Demand deposits, interest bearing                                                   8,315,660         8,333,631
Savings deposits                                                                   17,046,510        17,591,981
Time deposits, $100,000 and over                                                   13,317,109        13,641,202
Time deposits                                                                       9,941,952        10,165,837
                                                                                  -----------       -----------
                                                                                   63,083,067        63,172,219

Accrued interest payable                                                               89,696            78,196
Accrued expenses and other liabilities                                                192,627           239,156
                                                                                  -----------       -----------
Total Liabilities                                                                  63,365,390        63,489,571

Shareholders' equity:
  Preferred Stock,non-voting, Series A, non-cummulative, 6%, $.01 par value,            1,368             1,368
   500,000 shares authorized, 136,842 issued and 6,308 held in treasury
  Common stock, $.01 par value; 2,000,000 shares authorized;
    876,921 shares issued                                                               8,769             8,769
  Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
     191,667 shares issued and outstanding                                              1,917             1,917
  Treasury Stock, 33,500 shares, at cost                                                    0                 0
    Additional-paid-in-capital                                                     14,749,852        14,749,852
    Accumulated deficit                                                            (5,907,033)       (5,968,140)
    Net unrealized (loss) gain on available-for-sale securities                        (1,062)           17,562
                                                                                  -----------       -----------
Total Shareholders' equity                                                          8,853,811         8,811,328
                                                                                  -----------       -----------
                                                                                   72,219,201        72,300,899
                                                                                  ===========       ===========
See Accompanying Notes


                                                                         Statement of Operations
                                                                               (unaudited)

                                                    Quarter ended     Quarter ended   Six months ended    Six months ended
                                                      June 30,          June 30,          June 30,            June 30,
                                                        2005              2004              2005                2004
                                                    -----------------------------------------------------------------------
Interest Income:
     Interest and fees on loans                          856,492          728,573          1,673,543         1,475,619
     Interest on investment securities                   134,591          134,184            272,702           296,139
     Interest on Federal Funds sold                       36,225           15,223             62,014            25,186
     Interest on time deposits with other banks            3,934            4,443              9,553             9,130
                                                     -----------      -----------        -----------       -----------
Total interest income                                  1,031,242          882,423          2,017,812         1,806,074

Interest Expense:
     Interest on time deposits                           103,957           68,619            194,030           144,065
     Interest on demand deposits                          11,486           11,603             22,038            25,584
     Interest on savings deposits                         14,534           15,933             29,174            31,832
                                                     -----------      -----------        -----------       -----------
Total interest expense                                   129,977           96,155            245,242           201,481

Net interest income                                      901,265          786,268          1,772,570         1,604,593

Provision for loan losses                                 70,000          111,000            110,000           (30,000)
                                                     -----------      -----------        -----------       -----------
Net interest income less provision for
   loan losses                                           831,265          675,268          1,662,570         1,634,593
                                                     -----------      -----------        -----------       -----------

Noninterest income:
    Gain on sale of loans                                      0            1,275             24,720             6,299
    Customer service fees                                170,526          225,283            340,163           450,882
    ATM activity fees                                    145,535          156,134            295,571           312,339
    Loan Syndication Fees                                 76,500          101,800            122,172           101,800
    Realized gain on sale of investments                       0                0                  0            31,115
    Realized gain on sale of fixed assets                      0          367,558                  0           367,558
    Other income                                          23,664           35,797             47,626            73,521
                                                     -----------      -----------        -----------       -----------
Total noninterest income                                 416,225          887,847            830,252         1,343,514

Non-interest expense
     Salaries, wages, and employee benefits              449,635          488,800            917,053         1,026,031
    Occupancy and equipment                              243,542          307,629            502,433           614,732
    Office operations and supplies                        89,040          101,705            182,195           215,575
    Marketing and public relations                        28,375           15,294             34,909            27,320
    Professional services                                 55,111           64,313            127,877           121,910
    Data processing                                      106,786          134,450            216,155           275,873
    Deposit insurance assessments                         27,977            7,276             57,259            14,873
    Other noninterest expense                            197,498          202,241            393,834           422,380
                                                     -----------      -----------        -----------       -----------
Total non-interest expense                             1,197,964        1,321,708          2,431,715         2,718,694
                                                     -----------      -----------        -----------       -----------
     Net income                                      $    49,526      $   241,407        $    61,107       $   259,413
                                                     ===========      ===========        ===========       ===========
                                                                                                           ===========
     Earnings per share-basic                        $      0.05      $      0.23        $      0.06       $      0.24
     Earnings per share-diluted                      $      0.05      $      0.22        $      0.06       $      0.24
                                                     ===========      ===========        ===========       ===========
Weighted average number of shares-basic                1,068,588        1,068,588          1,068,588         1,068,588
                                                     ===========      ===========        ===========       ===========
Weighted average number of shares-diluted              1,098,282        1,098,282          1,098,282         1,098,282
                                                     ===========      ===========        ===========       ===========

See Accompanying Notes



                            Statements of Cash Flows
                                   (unaudited)

                                                                                    Six Months ended    Six Months ended
                                                                                        June 30,            June 30,
                                                                                          2005                2004
                                                                                    ------------------------------------
Cash flows from operating activities
Net income                                                                           $    61,107        $   259,413
Adjustments to reconcile net income to net cash
  used in operating activities:
    Provision for loan losses                                                            110,000            (30,000)
    Gain on sale of investments                                                                0            (31,115)
    Gain on sale of loans                                                                (24,720)            (6,299)
    Depreciation and amortization                                                        256,498            284,125
    (Increase) Decrease in accrued interest receivable and other assets                 (221,895)           207,820
    Decrease in accrued interest payable and other liabilites                            (35,029)          (210,982)
                                                                                     -----------        -----------
Net cash provided by operating activities                                                145,960            472,962

Cash flows from investing activities
Purchase of investments-Held-to-maturity                                              (2,763,785)        (1,000,000)
Proceeds from maturity & principal reductions of investments-Available-for-Sale          590,509          3,192,976
Proceeds from maturity & principal reductions of investments-Held-to-Maturity            558,091            837,829
Proceeds from sale of investments-Available-for-Sale                                           0            786,526
Net (increase) decrease in loans                                                      (1,733,539)         1,498,640
Proceeds from the sale of loans                                                        1,437,273                  0
Purchase of premises and equipment                                                      (173,488)           (65,137)
                                                                                     -----------        -----------
Net cash (used in) provided by investing activities                                  (2,084,940)          5,250,834


Cash flows from financing activities
Net decrease in deposits                                                                 (89,152)        (2,943,375)
                                                                                     -----------        -----------
Net cash used in financing activities                                                    (89,152)        (2,943,375)

(Decrease) Increase in cash and cash equivalents                                      (2,028,131)         2,780,421

Cash and cash equivalents at beginning of period                                       8,933,569          6,692,946

Cash and cash equivalents at end of period                                             6,905,438          9,473,367
                                                                                     ===========        ===========

Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                256,742            260,710
                                                                                    -----------        -----------

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2005 and December 31, 2004 and the consolidated results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its consolidated cash flows for the six month periods ended June 30, 2005 and 2004.

2.  Stock-based Compensation

At August 1, 2005, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.


The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                           Six Months Ended
                                                                               June 30,
                                                                           2005         2004
                                                                          ------       ------
(in 000's)
Net income                            As reported                         $   61        $259
                                      Stock-based compensation
                                      costs determined under fair
                                      value method for all awards         $    -        $  -
                                                                          ------        -----
                                      Pro forma                           $   61        $ 259

Earnings per share (Basic)            As reported                         $ 0.06        $0.24
                                      Pro forma                           $ 0.06        $0.24

Earnings per share (Diluted)          As reported                         $ 0.06        $0.24
                                      Pro forma                           $ 0.06        $0.24



There were no options granted in 2005 and 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Because the Company is a bank holding company for the Bank and the financial statements in this report are prepared on a consolidated basis to include the accounts of the Company and the Bank. The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this quarterly report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

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

In April 2005, the Bank engaged a public relations firm to assist with re-acquainting leaders in the Philadelphia region with the services of the Bank in effort to stimulate business development activity. Executive management has taken the lead in generating new business from companies and organizations within the region by personally calling on corporate and governmental leaders in the region. This program has begun to yield results in the form of additional loan and deposit business. Loan activity is also being generated through an Emerging Contractors' Program of the African American Chamber of Commerce, Small Business Development Centers of local colleges and universities, Faith-Based Organizations and Banking Partners in the region.

Although the Bank funded $1.6 million in commercial loans during the quarter, new loan originations were offset by an extraordinary level of payoffs related to residential mortgage loans, home equity lines of credit and loan participations with other financial institutions where the Bank does not have a direct relationship with the loan customer. However, through its business development initiatives, the Bank's loan pipeline is growing. At June 30, 2005, there were more than $3 million in loans in the pipeline scheduled to be closed in July/August 2005 timeframe.

The focus of the Bank's lending activities is primarily on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. Without much marketing, the Bank has built a strong reputation as the "lender of choice" for many religious organizations with this sector constituting 25% of the Bank's commercial loan portfolio at June 30, 2005. In May 2005, the Bank implemented a business development strategy that includes the utilization of a Clergy Advisory Council to generate more referrals from this well performing sector.

During the quarter ended June 30 2005, average deposits increased by $243 thousand, or 0.38%. The increase was primarily in the category of noninterest-bearing demand deposit accounts. The Bank has been successful in attracting additional institutional deposits. However, growth in this area was somewhat offset by a decline in average savings deposit balances. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch office resulted in some savings passbook account attrition. Electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits. because passbook customers must physically enter the branch to complete transactions.

The Bank will continue to focus on its niche business lines to include the basic deposit and loan business, while developing relationships with corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank currently has alliances with a Fortune 500 mortgage and investment companies. Strategic alliances/partnerships will continue to be developed to help ensure that the communities the Bank serves have full access to financial products and services.

Management accomplished the re-capitalization of the Bank in 2004 with gains on the sale of bank-owned assets. The tier 1 leverage ratio of the Bank at June 30, 2005 was 9.96%--above the regulatory minimum required level of 7.00%. Although the Bank is now considered adequately capitalized, management continues to seek capital through internal capital generation (retained earnings) as well as external capital through the possible future sale of the Bank's common/preferred stock. Additional capital will be used to support growth in the Bank's balance sheet and fee income initiatives.

During the quarter ended June 30, 2005, net income from core operations was approximately $50 thousand, or $.05 per share. Net interest income continues to improve from increased loan volume and prime rate increases during the year. In addition, management of loan syndications for major corporations where the Bank serves in the role of arranger and/or administrative agent has become a significant source of fee income. Consistent with 2004, the Bank manages four such syndications with fee income projected to exceed $180 thousand for 2005 of which approximately $77 thousand was recognized in the quarter ended June 30, 2005. Efforts will continue to attract additional corporate partners to join the Bank's minority credit syndication business line to generate more fee income.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars,                      Quarter ended      Quarter ended
 except per share data)                     September 30,      September 30,
                                                2005               2004
                                            -------------      -------------

Net interest income                             $  901            $  786
Provision for loan losses                           70               111
Noninterest income                                 416               888
Noninterest expense                              1,198             1,322
Net income                                          50               241

Earnings per share-basic and diluted            $ 0.05            $ 0.23

Balance sheet totals:                       June 30, 2005    December 31, 2004
                                            -------------    -----------------
Total assets                                   $72,219           $72,301
Loans, net                                     $46,701           $45,077
Investment securities                          $15,145           $13,560
Deposits                                       $63,083           $63,172
Shareholders' equity                           $ 8,854           $ 8,811

Ratios                                        Quarter ended      Quarter ended
                                              June 30, 2005      June 30, 2004
                                              -------------      -------------
Return on assets                                 0.07%                 .34%
Return on equity                                 0.56%               17.63%
Tangible Equity to assets ratio                  9.96%                7.59%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $243 thousand, or .38%, during the quarter ending June 30, 2005. Average funding uses increased $535 thousand, or 0.82%, for the same quarter.


Sources and Uses of Funds Trends

                                   June 30, 2005                                           March 31, 2005
                                   -------------                                           --------------
(Thousands of Dollars,                Average        Increase (Decrease)                      Average
except percentages)                   -------        -------------------                      -------
                                      Balance            Amount               %               Balance
                                      -------            ------            -------            -------
Funding uses:
     Loans                            $47,778           $   10                0.02%          $47,768
     Investment securities
        Held-to-maturity                8,550              (78)              (0.90)            8,628
        Available-for-sale              4,153             (153)              (3.55)            4,306
     Federal funds sold                 5,012              756               17.76             4,256
                                      -------           ------                               -------
         Total uses                   $65,493           $  535                               $64,958
                                      =======           ======                               =======

Funding sources:
     Demand deposits
          Noninterest-bearing         $14,015           $  412                3.03%          $13,603
          Interest-bearing              8,323              (70)              (0.83)            8,393
     Savings deposits                  17,505             (127)              (0.72)           17,632
     Time deposits                     23,677               28                0.12            23,649
                                      -------           ------                               -------
          Total sources               $63,520           $  243                               $63,277

Loans

Average loans increased $10 thousand, or 0.02%, during the quarter ended June 30, 2005. Although the Bank funded $1.6 million in commercial loans during the quarter, loan originations were offset by an extraordinary level of payoffs. Most of the payoff activity was attributed to residential mortgage loans, home equity lines of credit and loan participations with other financial institutions where the Bank does not have a direct relationship with the loan customer.

Additional emphasis has been placed on the Bank's business development efforts. Strategies have been implemented that include the utilization of a Clergy Advisory Council to generate referrals; the development of a professional contact list including attorneys and accountants for business referrals; and, the utilization of existing and new account reports to cross-sell the Bank's products and services. As a result of these efforts, the Bank's commercial loan pipeline is growing. At June 30, 2005, there were more than $3 million in loans in the pipeline scheduled to be closed in July/August 2005 timeframe.

Other consumer loans including home equity, automobile, student and credit card loans continue to be focused on for growth in the portfolio to allow for risk diversification. To mitigate portfolio reduction from payoff and paydowns, new strategies to increase the volume of these loans are being implemented that include cross sell/referral business from strategic alliances, new brochures and in-branch advertising campaigns.

In addition, the Bank has cultivated relationships with other financial institutions in the region with which it participates in loans as a strategy to grow its commercial loan portfolio. Although the Bank's direct loan originations have increased, this strategy continues to be utilized as a low cost means to build the Bank's earning assets while it enhances its own business development capacity. Most participations are secured by commercial real estate.

The Bank's loan-to-deposit ratio at June 30, 2005 was 74%. This ratio has remained relatively unchanged from March 31, 2005. The target loan-to-deposit ratio is 75%. This level allows the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Although the Bank is very close to its target loan-to-deposit ratio, deposit growth is projected for the remainder of 2005. To ensure that loan activity keeps pace with deposit growth and that this ratio is maintained, management will continue to implement the loan growth strategies outlined above.

While the Bank's target loan-to-deposit ratio is 75%, this ratio does not represent a policy limit. The Bank has adequate liquidity to continue to fund loan originations for the foreseeable future. If necessary, to create additional liquidity, the Bank has the ability to sell a portion of its investment portfolio or its lower yielding student loan portfolio.

The Bank's loan portfolio is heavily concentrated in commercial loans that comprise $31 million, or 66%, of total loans at June 30, 2005. As result of payoffs/paydowns, there has been a gradual shift in the mix of the portfolio from December 31, 2004 from residential mortgage loans and consumer home equity loans to commercial loans. The Bank continues to build its niche in lending to religious organizations for which total loans now approximate 25% of the commercial portfolio. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                                     June 30,       March 31,        December
                                       2005           2005           31, 2004
                                       ----           -----         ---------
Commercial and industrial             19,718         $18,300         $15,217
Commercial real estate                11,313          12,590          13,070
Consumer loans                         6,454           6,971           6,729
Residential mortgages                  9,790          10,569          10,665
                                      ------         -------         -------
            Total Loans               47,275         $48,430         $45,681
                                      ======         ========        =======

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


                     ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                         2005        2004
                                                         ----        ----
Balance at January 1,                                   $ 603       $ 339
Charge-offs:
  Commercial loans                                       (107)        --
  Consumer loans                                          (96)        (95)
                                                        -----       -----
     Total charge-offs                                   (203)        (95)

Recoveries                                                 64         355
Net(charge-offs) recoveries                              (139)        260
Additions charged to (credited back to) operations        110         (30)
                                                        -----       -----
Balance at June 30,                                     $ 574       $ 569
                                                        =====       =====


The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2005 compared to 1.33% at March 31, 2005. The reduction in the allowance is a result of the charge-off of the un-guaranteed portion of three (3) Small Business Administration("SBA") guaranteed loans totaling $107 thousand. The Bank is in the process of submitting these loans to the SBA with the request that it honor its guarantee.

The level of allowance for loan losses at June 30, 2005 is somewhat higher than the Bank's peer group average of 1.10% because of the level of classified loans in the portfolio. At June 30, 2005, the Bank's classified loans totaled $2 million , or 4.2%, of total loans. Specific reserves of $418 thousand have been allocated to these loans. In addition, at June 30, 2005, approximately $888 thousand of the classified loans are guaranteed by the SBA that minimizes the risk of loss. In July 2005, the SBA honored the guarantee on $569 thousand of this exposure. Management is in the process of submitting the remaining SBA-guaranteed net exposure of $319 thousand to the SBA for collection. (Refer to Nonperforming and Nonaccrual Loans discussion below.)

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. The Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of June 30, 2005.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At June 30, 2005, non-accrual loans were approximately $1.6 million--relatively unchanged from March 31, 2005. Approximately $888 thousand of the Bank's non-accrual loans is guaranteed by the SBA.

 The Bank had one borrower in the telecommunications industry with loans totaling approximately $1.3 million that experienced severe financial difficulty. As a result, in December 2003, the Bank charged-off the non-SBA-guaranteed portion of this credit totaling $710 thousand. The Bank presented the balance of this credit to the SBA for collection of the guaranteed portion that totaled $569 thousand. In July 2005, the guarantee was honored by the SBA and the Bank collected the balance of $569 thousand plus accrued interest.

Management is in the process of submitting the remaining SBA-guaranteed net exposure of $319 thousand to the SBA for collection. This balance represents the remaining balance on three separate loans that each carried a 75% guarantee from the SBA. In June 2005, the un-guaranteed portion of these loans totaling $107 thousand was charged-off.

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

At June 30, 2005, approximately 25% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.

Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, increased on average by $525 thousand, or 3%, during the quarter ended June 30, 2005. This increase is due to an increase in average funds available for investment because of an increase in average deposit balances (Refer to the discussion on Deposits below.) as well as loan payoff activity that occurred during the quarter.

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (58.2%), and other government-sponsored agency securities (41.8%). The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio was 4.35% at June 30, 2005 compared to 4.54% one year ago. The reduction in yield is primarily a result of lower yielding short-term agency securities purchased in the latter part of 2004 to collateralize the deposits of a quasi-governmental agency. In addition, some of the Bank's floating rate mortgage-backed securities that have Treasury and LIBOR indices, repriced in 2004 in a lower interest rate environment.

The average duration of the portfolio at June 30, 2005 is 3.15 years compared to
3.55 years at March 31, 2005. The shortening of the duration during the quarter ended June 30, 2005 resulted from the increased level of short-term agency securities (41.8%) the Bank has in its portfolio. However, the duration on the mortgage-backed portion of the portfolio experienced some extention. The prepayment rate slows when the economy improves and rates rise as individuals are less likely to refinance mortgages in a rising rate environment. The constant one year prepayment rate (CPR), prepayment speed at which mortgage-backed securities pay, declined from 23.57% at March 31, 2005 to 19.76% at June 30, 2005. This translates into only 19.76% of the mortgage pool repaying on an annual basis compared to 23.57% at March 31, 2005 resulting in a reduction of cashflow. Management will continue to monitor and take appropriate action to control its extension risk to ensure the appropriate level of funds are available to meet liquidity needs.

Deposits

The Bank has a stable core deposit base representing 79% of total deposits. While the Bank has $13.3 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 68%, of the these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

During the quarter ended June 30, 2005, average deposits increased $243 thousand, or 0.38%. The increase was primarily in the category of noninterest-bearing demand deposit accounts. The Bank successfully attracted the accounts of local institutional customers.

Growth in this area was somewhat offset by a $128 thousand decline in average savings deposit balances. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch resulted in some savings passbook account attrition. Electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits because passbook customers must physically enter the branch to complete transactions.

With its re-capitalization, the Bank is positioned for deposit growth. Current capital levels allow for approximately $25 million in deposit growth and still remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). New business development strategies have been implemented that include leveraging the strategic partnerships/alliances the Bank has developed to cross-sell its products and services.

Management has recently made a shift in seeking new deposits by requesting institutional customers to establish money market accounts rather than jumbo certificates of deposit that are more costly and have definitive maturity dates. This strategy is working for it allows the Bank to have a higher level of core deposits without the stress of managing certificate of deposits that are more expensive and volatile. More emphasis is being placed on private funds rather than governmental funds that require collateralization. The Bank's retail staff is challenged with increasing deposit levels in the communities where the branches are located. New deposits will continue to be sought to ensure the availability of funding anticipated loan volume.

Other Borrowed Funds

The Bank did not borrow funds during the quarter ended June 30, 2005. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs--thereby, eliminating the need to borrow.

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

The Bank's financial instrument commitments at June 30, 2005 are summarized below:

        Commitments to extend credit        $15,631,000

There were no outstanding letters of credit at June 30, 2005.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $9.2 million of the unused commitments represent the Bank's portion of syndicated national credits where no usage is projected. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Management believes the Bank has adequate liquidity to support the funding of unused commitments.


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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At June 30, 2005, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity. Approximately $8.8 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At June 30, 2005, the Bank had total short-term liquidity, including cash and federal funds sold, of $6.9 million, or 9.55% of total assets. Additional liquidity of approximately $4.2 million is provided by the portion of the Bank's investment portfolio classified as available-for-sale. However, a significant portion of these securities is used as collateral for governmental/quasi-governmental agencies and are therefore restricted from use to fund loans or to meet other liquidity requirements.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a governmental agency that matures in September 2005 and a series of laddered certificates of deposit (maturities ranging from 3 months to 12 months) totaling $4 million from another quasi-governmental agency. While these are short-term renewals, based on discussions with representatives of these agencies, management does not anticipate the removal of these deposits from the Bank in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at June 30, 2005:

                                                      (Thousands of dollars)
                                                      ----------------------
        3 months or less                                      $10,508
        Over 3 through 12 months                                2,556
        Over 1 through three years                                253
        Over three years                                           --
                                                              -------
             Total                                            $13,317
                                                              =======

Capital Resources

Total shareholders' equity increased approximately $61 thousand during the quarter ended June 30, 2005. The increase in equity was primarily due to net income of $50 thousand during the quarter plus an $11 thousand increase in other comprehensive income (FAS 115 unrealized losses on available-for-sale securities) because of interest rate changes that increased the value of the investment portfolio. The Board and management continue to explore strategies for the infusion of new capital into the organization. The most productive way is to continue to increase capital through sustained core earnings. The Bank's plan projects this occurrence in 2005.

FRB standards for measuring capital adequacy for U.S. Banking organizations requires that banks maintain capital based on "risk-adjusted" assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less all intangibles. Tier 2 capital consists of allowance for loan losses, hybrid capital instruments, term-subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier 1 capital and a Tier I Leverage ratio of at least 6%. Capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

As indicated in the table below, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by seeking to offer additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, significant asset growth and the need for additional provisions to the allowance for loan losses could have an adverse effect on its capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.


                                             Company         Company         Company
                                             June 30,       March 31,      December 31,
                                             --------      ----------     ------------
                                               2005           2005            2004
                                               ----           ----            ----
(thousands of dollars, except percentages)

Total Capital                                 $ 8,854        $ 8,791         $ 8,812

Less: Intangible Asset/Net
 unrealized gains (losses) on available
 for sale portfolio                            (1,470)        (1,503)        (1,578)
                                              -------        -------         -------
Tier 1 Capital                                  7,384          7,288           7,234
                                              -------        -------         -------
Tier 2 Capital                                    557            562             544
                                              -------        -------         -------
    Total Qualifying Capital                  $ 7,941        $ 7,850         $ 7,778
                                              =======        =======         =======

Risk Adjusted Total Assets
  (including off-Balance sheet exposures)     $44,548        $44,914         $43,436
Tier 1 Risk-Based Capital Ratio                16.57%         16.23%          16.65%
Tier 2 Risk-Based Capital Ratio                17.82%         17.48%          17.91%
Leverage Ratio                                 10.36%         10.25%           9.89%

                                               Bank           Bank            Bank
                                               ----           ----            ----
Total Capital                                 $ 8,854        $ 8,503         $ 8,524
  Less: Intangible Asset/Net
    unrealized gains (losses) on available
    for sale portfolio                         (1,470)        (1,503)        (1,578)
                                              -------        -------         -------
Tier 1 Capital                                  7,095          7,000           6,946
                                              -------        -------         -------
Tier 2 Capital                                    557            562             544
                                              -------        -------         -------
    Total Qualifying Capital                  $ 7,652        $ 7,562         $ 7,490
                                              =======        =======         =======
Risk Adjusted Total Assets
  (including off-Balance sheet exposures)     $44,548        $44,914         $43,436
Tier 1 Risk-Based Capital Ratio                15.93%         15.59%          15.99%
Tier 2 Risk-Based Capital Ratio                17.18%         16.84%          17.24%
Leverage Ratio                                  9.96%          9.84%           9.49%


Results of Operations

Summary

The Bank had net income of approximately $50 thousand ($0.05 per common share) for the quarter ended June 30, 2005 compared to a net income of $241 thousand ($0.23 per common share) for the quarter ended June 30, 2004. The Bank had net income of approximately $61 thousand ($0.06 per common share) for the six months ended June 30, 2005 compared to a net income of $241 thousand ($0.24 per common share) for the six months ended June 30, 2004. The financial results for the quarter and six months ended June 30, 2004 included a non-recurring $368 thousand gain on the sale of a remote parking facility owned by the Bank.

Management continues the implementation of a plan to restore core profitability to the Bank. It includes among other things staff consolidation, reduction in branch operating hours, continued elimination of director fees, and the reduction of other operating expenses. Also, as part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, the Bank's Two Penn Center branch was closed and consolidated with other branches in the network to further reduce occupancy, personnel, and other operating cost.

While expense reductions continue to be achieved, management believes that a greater impact on net income will be realized by further leveraging the balance sheet. With its current capital levels, the Bank can grow its assets to $100 million and still be considered adequately capitalized. This growth will allow the Bank to take advantage of economies of scale and increase its core earnings stream. Management will seek to increase loan originations to ensure that the Bank's loan-to-deposit ratio remains close to 75%. Generally, increased loan volume results in a higher net interest margin and therefore increased revenues. Thus, while continuing to control expenses, management will place more focus on the implementation of business development strategies to increase the level of deposits and loans to increase its earnings.

Also, revenue enhancement strategies have been employed for fee income opportunities through the implementation of products and services including corporate loan syndications where the Bank serves in the role of arranger and/or administrative agent. Management continues to market this service to local corporations in effort to expand this niche business that serves as a source of fee income.

A more detailed explanation for each component of earnings is included in the sections below.

Net Interest Income

        Average Balances, Rates, and Interest Income and Expense Summary

                                                  Three months                            Three months
                                                    ended                                    ended
                                                   June 30,                                 June 30,
                                                     2005                                     2004
                                                   -------                                  -------
                                                   Average                                  Average
        (Dollars in thousands)                     Balance     Interest     Yield/Rate      Balance      Interest     Yield/Rate
        ----------------------                     -------     --------     ----------      -------      --------     ----------

Assets:
Interest-earning assets:
     Loans                                          $47,768    $   856         7.17%         $45,305     $   729        6.43%
     Investment securities-HTM                        8,550         88         4.10            7,060          82        4.66
     Investments securities-AFS                       4,153         47         4.53            5,186          52        4.01
     Federal funds sold                               5,012         36         2.89            6,135          15        0.99
     Interest bearing balances with
       other banks                                      889          4         1.77              878           4        2.02


        Total interest-earning assets                66,382      1,031         6.30           64,564         882        5.54

Interest-bearing liabilities
     Demand deposits                                  8,323         11         0.55            9,378          12        0.49
     Savings deposits                                17,505         15         0.33           19,179          16        0.33
     Time deposits                                   23,677        104         1.76           20,869          69        1.32
                                                    -------    -------        -----          -------      ------      ------
          Total interest-bearing liabilities         49,505        130         1.05           49,426          96        0.78

Net interest earnings                                           $  901                                    $  786

Net yield on interest-earning assets                                          5.43%                                    4.87%



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

Net interest income increased $115 thousand, or 14.63%, and $168 thousand, or 10%, for the quarter and six months ended June 30, 2005 compared to June 30, 2004, respectively. The increase is primarily attributed to an increase in average loans outstanding as well as a 250 basis point increase in the prime rate and federal funds sold rate since June 2004. As a result, the yield on average earning assets increased from 5.47% for the quarter ended June 30, 2004 to 6.21% for the quarter ended June 30, 2005.

Although the Bank's cost of funds increased to 1.05% for the quarter ending June 30, 2005 from 0.78% for the same quarter in 2004, the cost of funds is still considered low when compared to the Bank's peer group of 2.00%. The low cost of funds is attributed to the Bank's core deposit base of checking and savings accounts that are less sensitive to changes in interest rate. Typically, the rates on these types of deposits lag market changes.

The net interest margin of the Bank was 5.43% for the quarter ended June 30, 2005 compared to 4.87% for the same quarter in 2004. Management actively manages its exposure to interest rate changes. The increase in margin is attributed to the increase in prime, the Bank's continued low cost of funds and an increase in average loan balances.

Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank made provisions totaling $70 thousand for the quarter ending June 30, 2005 compared to $111 thousand for the same quarter in 2004. For the six months ended June 30, 2005, the Bank made provisions totaling $140 thousand compared to a negative provision (credit back to earnings) of $30 thousand for the six months ended June 30, 2004. The decrease in the provisions is due to a review and analysis of the Bank's loan portfolio and the level of classified loans. Provisions are made to the allowance to cover loans for which full collection is uncertain in accordance with the Bank's Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of June 30, 2005.


Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income declined by $472 thousand, or 53.12%, and $513 thousand, or 38%, for the quarter and six months ending June 30, 2005, compared to 2004, respectively. In May 2004, the Bank recognized a non-recurring gain of $368 thousand on the sale of a remote bank-owned parking facility located near its former 300 North 3rd Street Corporate headquarters building.

Customer service fees declined by $55 thousand, or 24.31%, and $111 thousand, or 25%, for the quarter and six months ending June 30, 2005, compared to 2004, respectively. The decline came as a result of less activity fees on deposits. Because the Bank escheated many of its dormant/inactive accounts in 2003 and 2004 in accordance with the requirements of the Commonwealth of Pennsylvania, there was a significant decline in activity/dormant account service charges.

ATM fees declined by $11 thousand, or 6.97%, and $17 thousand, or 5%, for the quarter and six months ending June 30, 2005, compared to 2004, respectively. Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher fees to site owners. In addition, one of the Bank's high volume machines has been out of service since February 2005 because of a fire in the building in which it is located and another was temporarily out-of-service due to construction/demolition of the building in which it was housed. In July 2005, both machines were placed back in service. Management continues the process of identifying potentially high volume locations to place machines.

The Bank serves as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate four significant back-up lines/letters of credit with other minority banks throughout the country for major corporations for which it recognized fees totaling $77 thousand and $122 thousand during the quarter ended and six months ended June 2005, respectively compared to $101 thousand for the same periods in 2004. Fees for this service are projected to exceed $180 thousand for 2005. These fees will be received annually for the administration of the credit facilities. Management plans to continue to develop this core line of business to generate additional fee income to support the Bank's profitability goals.


Noninterest Expense

Salaries and benefits decreased $39 thousand, or 8.01%, and $109 thousand, or 11%, during the quarter and six months ended June 30, 2005 compared to 2004, respectively. As part of the Bank's continued implementation of its profit restoration plan, there have been strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. In addition, in July 2004, the Bank closed and consolidated the services of its Two Penn Center financial service center with other branches in the network. This action resulted in further staff reductions. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $28 thousand, or 20.58%, and $60 thousand, or 22%, during the quarter ended and six months ended June 30, 2005 compared to 2004, respectively. The reduction is primarily a result of a decline in processing costs associated with the Bank's automated teller machine network because of fewer machines in service as well as a contract re-negotiation with its service provider. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased approximately $64 thousand, or 20.83%, and $112 thousand, or 18%, during the quarter and six months ended June 30, 2005 compared to 2004, respectively. The decrease is primarily attributable to the closure/consolidation of the Two Penn Center financial service center in July 2004. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease, this branch was closed and consolidated with other branches in the network to further reduce operating costs. All of the leasehold improvements and furniture associated with this branch became fully depreciated at the time of lease expiration in 2004.

Also contributing to the reduction in occupancy expense was the sale of the Bank's corporate headquarters in July 2004. This building was sold to generate gains as part of the Bank's re-capitalization plan. The sale of the building resulted in a reduction in property taxes, insurance, repairs and maintenance, and depreciation expense on leasehold improvements associated with the building. In February 2005, the Bank began the lease for its corporate headquarters of a 10,000 square foot floor of a full service high rise office building located in center city Philadelphia.

Marketing and public relations expense increased approximately $13 thousand, or 85.53%, and $8 thousand, or 28%, for the quarter and six months ended June 30, 2005 compared to 2004, respectively. In April 2005, the Bank engaged a public relations firm to assist with re-acquainting the services of the Bank with leaders in the Philadelphia region in effort to stimulate business development activity. Activities of this firm are beginning to yield additional loan and deposit business.

Professional services expense decreased approximately $9 thousand, or 14.31%, and increased $6 thousand, or 5%, for the quarter and six months ended June 30, 2005 compared to 2004, respectively. This decrease during the quarter is primarily related to a decrease in legal fees. In 2004, the Bank incurred legal fees associated with the collection of several delinquent loans.

Office operations and supplies expense decreased $13 thousand, or 12.45%, and $33 thousand, or 15%, for the quarter and six months ended June 30, 2005 compared to 2004, respectively. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center, the Bank experienced reductions in this category of expense including security guards and other costs associated with branch operations.

FDIC insurance premiums increased by $21 thousand, or 284.51%, and $42 thousand, or 285%, for the quarter and six months ended June 30, 2005 compared to 2004, respectively. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and
3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. While the Bank is well capitalized, the increase during 2005, is a result of the perceived risk associated with the Bank's operating losses in prior years.

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

At December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, during 2004 management implemented re-capitalization strategies including the sale of bank-owned assets that generated gains of approximately $1.9 million. As a result, at December 31, 2004, the Bank's tier one leverage ratio had improved to 9.49%. At June 30, 2005, the tier one leverage ratio had further improved to 9.96% as a result of net income of $61 thousand for the six months ended. Management continues to review and revise its capital plan to address the development of new equity. The most productive of which is to continue to increase capital through sustained core earnings. The Bank's strategic plan projects this occurrence in 2005.

At June 30, 2005, management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.


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

The FDIC generally prohibits all payments of dividends by a bank which is in default of any assessment to the FDIC. (See "Regulatory Matters" above)

Recent Accounting Pronouncements

In In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, ("SFAS No. 154") "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This new standard replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. UBS does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) ("SFAS No. 123R") "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. Bankshares adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to options. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, ("SAB No. 107") which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. Bankshares will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. UBS does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force ("EITF") published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles ("GAAP") when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board ("FASB") directed the FASB staff to issue two proposed FASB Staff Positions ("FSP"): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. UBS does not anticipate this revision will have a material effect on its financial statements.


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

At June 30, 2005, a liability sensitive position is maintained on a cumulative basis through 1 year of 2.72% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of short-term certificates of deposit maturing and repricing in one year or less. A significant portion of these maturities relate to deposits with governmental/quasi-governmental entities that mature in six months or less. Generally, because of the negative gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a negative impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at June 30, 2005 are as follows:

                                 Market value      Market value of equity
        Changes in rate           of equity        as a % of MV of Assets
      ------------------         ------------      -----------------------
                            (Dollars in thousands)

       +400 basis points          $ 3,220                5.00%
       +300 basis points            4,075                6.10
       +200 basis points            5,050                7.50
       +100 basis points            6,087                8.80
       Flat rate                    7,161               10.10
       -100 basis points            8,020               11.10
       -200 basis points            8,698               11.90
       -300 basis points            9,311               12.50
       -400 basis points           10,055               13.30

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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at June 30, 2005. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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


                                           UNITED BANCSHARES, INC.



Date: August 12, 2005                      /s/ Evelyn F. Smalls
                                           ---------------------------------
                                           Evelyn F. Smalls
                                           President & Chief Executive Officer


Date: August 12, 2005                      /s/ Brenda M. Hudson-Nelson
                                           ----------------------------------
                                           Brenda Hudson-Nelson
                                           Executive Vice President/
                                           Chief Financial Officer

                                Index to Exhibits

                                    FORM 10Q


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