Form 10-Q
period 2005-09-30
UNITED BANCSHARES INC /PA
filed 2005-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 --------------
                                    FORM 10-Q
                                 --------------

(Mark One)

     _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No ___

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ___ No __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ___ No _X__

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of November 1, 2005 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at November 1, 2005.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of November 1, 2005.

                                 --------------
                                    FORM 10-Q
                                 --------------


                                      Index

Item No.                                                                   Page

                          PART I-FINANCIAL INFORMATION

1.   Financial Statements..................................................  5

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................  9

3.   Quantitative and Qualitative Disclosures about Market Risk...........  24

4.   Controls and Procedures .............................................. 26



                            PART II-OTHER INFORMATION

1.   Legal Proceedings..................................................... 27

2.   Unregistered Sales of Equity Securities and Use of Proceeds........... 27

3.   Defaults upon Senior Securities....................................... 27

4    Submission of Matters to a Vote of Security Holders................... 27

5.   Other Information..................................................... 27

6.   Exhibits  ............................................................ 27

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

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this document are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Item 1. Financial Statements

                          Consolidated Balance Sheets
                                                                                             unaudited
                                                                                 September 30,        December 31,
                                                                                      2005                2004
                                                                                 ------------         ------------
 Assets
 Cash and due from banks                                                          $ 3,813,461         $ 4,317,645
 Interest bearing deposits with banks                                                 290,186             888,924
 Federal funds sold                                                                 4,937,000           3,727,000
                                                                                  -----------         -----------
 Cash & cash equivalents                                                            9,040,647           8,933,569

 Investment securities:
     Held-to-maturity, at amortized cost (fair value of $8,240,563 and
        $8,784,495 at September 30, 2005 and December 31, 2004, respectively)       8,355,309           8,762,796
     Available-for-sale, at market value                                            3,784,415           4,797,549

  Loans held for sale (market value of $1,437,274 at December 31, 2004)                     0           1,412,554

  Loans, net of unearned discount                                                  49,135,159          45,680,014
  Less: allowance for loan losses                                                    (805,668)           (602,939)
                                                                                  -----------         -----------
  Net loans                                                                        48,329,491          45,077,075

  Bank premises & equipment, net                                                    1,050,241           1,074,855
  Accrued interest receivable                                                         349,700             328,354
  Other real estate owned                                                             164,500                   0
  Core deposit intangible                                                           1,426,799           1,560,358
  Prepaid expenses and other assets                                                   520,491             353,789
                                                                                  -----------         -----------
  Total Assets                                                                     73,021,593          72,300,899
                                                                                  ===========         ===========

  Liabilities & Shareholders' Equity
  Demand deposits, non-interest bearing                                            14,114,087          13,439,567
  Demand deposits, interest bearing                                                10,109,720           8,333,631
  Savings deposits                                                                 16,637,656          17,591,981
  Time deposits, $100,000 and over                                                 13,023,418          13,641,202
  Time deposits                                                                     9,945,051          10,165,837
                                                                                  -----------         -----------
                                                                                   63,829,932          63,172,219

  Accrued interest payable                                                             97,706              78,196
  Accrued expenses and other liabilities                                              213,923             239,156
                                                                                  -----------         -----------
  Total Liabilities                                                                64,141,562          63,489,571

  Shareholders' equity:
     Preferred Stock, Series A, non-cumulative, non-voting, 6%, $.01 par value,         1,368               1,368
       500,000 shrs auth., 136,842 issued and 6,308 held in treasury
     Common Stock, $.01 par value; 2,000,000 shares authorized;
       876,921 shares issued                                                            8,769               8,769
     Class B Non-voting common stock; 250,000 shares authorized;
       $0.01 par value; 191,667 shares issued and outstanding                           1,917               1,917
     Treasury Stock, 33,500 shares of Common Stock and
       6,308 shares of Series A Preferred Stock, at cost                                    0                   0
  Additional-paid-in-capital                                                       14,749,852          14,749,852
  Accumulated deficit                                                              (5,869,926)         (5,968,140)
  Accumulated other compensation income (loss)                                        (11,949)             17,562
                                                                                  -----------         -----------
  Total Shareholders' equity                                                        8,880,031           8,811,328
                                                                                  -----------         -----------
                                                                                  $73,021,593         $72,300,899
                                                                                  ===========         ===========

See Accompanying Notes


                            Statements of Operations
                                   (unaudited)

                                                    Quarter ended     Quarter ended   Nine months ended   Nine months ended
                                                    September 30,     September 30,     September 30,       September 30,
                                                        2005              2004              2005                2004
                                                    -----------------------------------------------------------------------
Interest Income:
Interest Income:
    Interest and fees on loans                           886,079          784,367          2,559,622         2,259,986
    Interest on investment securities                    131,501          123,429            404,203           419,568
    Interest on Federal Funds sold                        54,834           24,665            116,848            49,851
    Interest on time deposits with other banks             2,021           14,605             11,574            23,735
                                                     -----------      -----------        -----------       -----------
Total interest income                                  1,074,435          947,066          3,092,247         2,753,140

Interest Expense:
    Interest on time deposits                            124,480           67,179            318,510           211,244
    Interest on demand deposits                           18,766           11,712             40,804            37,296
    Interest on savings deposits                          14,269           15,492             43,443            47,324
                                                     -----------      -----------        -----------       -----------
Total interest expense                                   157,515           94,383            402,757           295,864

Net interest income                                      916,920          852,683          2,689,490         2,457,276

Provision for loan losses                                 50,000           36,000            160,000             6,000
                                                     -----------      -----------        -----------       -----------
Net interest income less provision for loan losses       866,920          816,683          2,529,490         2,451,276
                                                     -----------      -----------        -----------       -----------

Noninterest income:
    Gain on sale of loans                                  2,615                0             27,335             6,299
    Customer service fees                                174,715          211,923            514,878           662,805
    ATM activity fees                                    139,315          146,057            434,886           458,396
    Loan Syndication Fees                                 20,000           25,752            142,172           127,552
    Realized gain on investments                               0                0                  0            31,115
    Realized gain on sale of fixed assets                      0        1,506,645                  0         1,874,203
    Other income                                          26,538           18,469             74,164            91,990
                                                     -----------      -----------        -----------       -----------
Total noninterest income                                 363,183        1,908,846          1,193,435         3,252,360

Noninterest expense
    Salaries, wages, and employee benefits               454,418          425,043          1,371,471         1,451,074
    Occupancy and equipment                              247,850          248,628            750,283           863,360
    Office operations and supplies                        79,081          105,014            261,276           320,589
    Marketing and public relations                        22,539           21,348             57,448            48,668
    Professional services                                 56,762           54,782            184,639           176,692
    Data processing                                      105,979          145,388            322,134           421,261
    Deposit insurance assessments                         28,125           29,104             85,384            43,977
    Other noninterest expense                            198,241          207,514            592,075           629,894
                                                     -----------      -----------        -----------       -----------
Total noninterest expense                              1,192,995        1,236,821          3,624,710         3,955,515
                                                     -----------      -----------        -----------       -----------
    Net income                                       $    37,108      $ 1,488,708        $    98,215       $ 1,748,121
                                                     ===========      ===========        ===========       ===========
    Earnings per share--basic and diluted                  $0.03            $1.39              $0.09             $1.64
                                                     ===========      ===========        ===========       ===========
Weighted average number of shares outstanding--
  basic and diluted                                    1,068,588        1,068,588          1,068,588         1,068,588
                                                     ===========      ===========        ===========       ===========


See Accompanying Notes

                            Statements of Cash Flows
                                   (unaudited)
                                                                                  Nine Months ended   Nine Months ended
                                                                                     September 30,      September 30,
                                                                                         2005               2004
                                                                                     -----------        -----------
Cash flows from operating activities
Net income                                                                            $   98,215        $ 1,748,121
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                                           160,000              6,000
     Gain on sale of investments                                                               0            (31,115)
     Gain on sale of loans                                                               (27,335)            (6,299)
     Proceeds from the sale of loans                                                   1,439,889          3,283,536
     Depreciation and amortization                                                       370,381            460,129
     (Increase) Decrease in accrued interest receivable and other assets                (188,048)           211,940
     Decrease in accrued interest payable and other liabilites                            (5,722)          (137,821)
                                                                                     -----------        -----------
Net cash provided by operating activities                                              1,847,380            376,752

Cash flows from investing activities
Purchase of investments--Held-to-maturity                                             (2,763,785)          (250,000)
Purchase of investments--Available-for-sale                                                    0         (2,500,000)
Proceeds from maturity & principal reductions of investments--Available-for-Sale         915,713          3,476,592
Proceeds from maturity & principal reductions of investments--Held-to-Maturity         3,056,647          1,426,398
Proceeds from sale of investments--Available-for-Sale                                          0            786,526
Net (increase) decrease in loans                                                      (3,412,416)         1,211,165
Purchase of premises and equipment                                                      (194,174)          (101,681)
                                                                                     -----------        -----------
Net cash (used in) provided by investing activities                                   (2,398,015)         7,332,535

Cash flows from financing activities
Net increase (decrease) in deposits                                                      657,714           (935,456)
                                                                                     -----------        -----------
Net cash provided by (used in) financing activities                                      657,714           (935,456)

Increase in cash and cash equivalents                                                    107,078          6,773,832

Cash and cash equivalents at beginning of period                                       8,933,569          6,692,946

Cash and cash equivalents at end of period                                           $ 9,040,647        $13,466,778
                                                                                     ===========        ===========
Supplemental disclosures of cash flow information
Cash paid during the period for interest                                                 383,247            314,747
                                                                                     -----------        -----------


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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2005 and December 31, 2004 and the consolidated results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its consolidated cash flows for the nine month periods ended September 30, 2005 and 2004.


2.  Stock-based Compensation

At November 1, 2005, the Bank had one stock-based employee compensation plan. The Bank accounts for that plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table provides the disclosures required by SFAS No. 148 and illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2005         2004
                                                                  ------       ------
(in 000's)
Net income                       As reported                       $  98        $1,748

                                 Stock-based compensation
                                 costs determined under fair
                                 value method for all awards       $   -        $   -
                                                                   ------       -----
                                 Pro forma                         $   98       $1,748

Earnings per share (Basic)       As reported                        $0.09        $1.64
                                 Pro forma                          $0.09        $1.64

Earnings per share (Diluted)     As reported                        $0.09        $1.64
                                 Pro forma                          $0.09        $1.64

There were no options granted in 2005 and 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a bank holding company for the Bank and the accompanying financial statements in this report are prepared on a consolidated basis to include the accounts of the Company and the Bank. The purpose of this discussion is to focus on information about the Bank's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this quarterly report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

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

Executive management has taken the lead in generating new business from companies and organizations within the region by personally calling on corporate and governmental leaders in the region. This program has yielded results in the form of additional loan and deposit business. Loan activity is also being generated through an Emerging Contractors' Program of the African American Chamber of Commerce, Small Business Development Centers of local colleges and universities, Faith-Based Organizations and banking partners in the region.

Although the Bank funded $4.3 million in commercial loans during the quarter, new loan originations were offset by an extraordinary level of payoffs related to residential mortgage loans, home equity lines of credit and loan participations with other financial institutions where the Bank does not have a direct relationship with the loan customer. However, through its business development initiatives, the Bank's loan pipeline is growing. At September, 2005, there were $3 million in loans in the pipeline scheduled to be closed before December 31, 2005.

The focus of the Bank's lending activities is primarily on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. The Bank has built a strong reputation as the "lender of choice" for many religious organizations with this sector constituting 30% of the Bank's commercial loan portfolio at September 30, 2005. In 2005, the Bank implemented a business development strategy that includes the utilization of a Clergy Advisory Council to generate more referrals from this well performing sector.

During the quarter ended September 30, 2005, average deposits increased $671 thousand, or 1.06%. The increase was primarily in the category of interest-bearing demand deposit accounts. The Bank has been successful in attracting additional institutional deposits. Instead of the traditional jumbo certificates of deposit these institutions typically place their funds, at the request of the Bank, funds were placed in money market checking accounts that are considered core and are less rate sensitive and allow for easy growth in the deposit balance. However, growth in this area was somewhat offset by a decline in average savings deposit balances. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch office resulted in some savings passbook account attrition. Electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits. because passbook customers must physically enter the branch to complete transactions.

The Bank will continue to focus on its niche business lines to include the basic deposit and loan business, while developing relationships with corporate entities that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank currently has alliances with mortgage and investment companies. Strategic alliances/partnerships will continue to be sought to help ensure that the communities the Bank serves have full access to financial products and services.

Management accomplished the re-capitalization of the Bank in 2004 with gains on the sale of bank-owned assets. The tier 1 leverage ratio of the Bank at September 30, 2005 was 9.86%--above the regulatory minimum required level of 7.00%. Although the Bank is now considered adequately capitalized, management continues to seek capital through internal capital generation (retained earnings) as well as external capital through the possible future sale of common/preferred stock. Additional capital will be used to support growth in the Bank's balance sheet and fee income initiatives.

During the quarter ended September 30, 2005, net income from core operations was approximately $37 thousand, or $.03 per share. Net interest income continues to improve from increased loan volume and prime rate increases during the year. In addition, management of loan syndications for major corporations where the Bank serves in the role of arranger and/or administrative agent has become a significant source of fee income. Consistent with 2004, the Bank manages four such syndications with fee income projected to exceed $180 thousand for 2005 of which approximately $20 thousand was recognized in the quarter ended September 30, 2005. Efforts will continue to attract additional corporate partners to join the Bank's minority credit syndication business line to generate more fee income.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars,                     Quarter ended         Quarter ended
except per share data)                  September 30, 2005    September 30, 2004
                                        ------------------    ------------------
Net interest income                             $917                  $853
Provision for loan losses                         50                    36
Noninterest income                               363                 1,909
Noninterest expense                            1,193                 1,237
Net income                                        37                 1,489

Earnings per share-basic and diluted           $0.03                 $1.39

Balance sheet totals:                   September 30, 2005     December 31, 2004
                                        ------------------     -----------------
Total assets                                  $73,022               $72,301
Loans, net                                    $48,329               $45,077
Investment securities                         $12,140               $13,560
Deposits                                      $63,830               $63,172
Shareholders' equity                          $ 8,880               $ 8,811

Ratios                                     Quarter ended         Quarter ended
                                        September 30, 2005    September 30, 2004
                                        ------------------    ------------------
Return on assets                                0.13%                 3.21%
Return on equity                                1.32%                33.11%
Tangible Equity to assets ratio                 9.86%                 9.85%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources increased approximately $671 thousand, or 1.06%, during the quarter ending September 30, 2005. Average funding uses increased $969 thousand, or 1.46%, for the same quarter.

Sources and Uses of Funds Trends

                                 September 30, 2005                                      June 30, 2005
                                 ------------------                                     --------------
(Thousands of Dollars,                Average        Increase (Decrease)                   Average
except percentages)                   -------        -------------------                   -------
                                      Balance            Amount               %            Balance
                                      -------            ------            -------         -------
Funding uses:
     Loans                            $48,099             $  321             0.67%         $47,778
     Investment securities
        Held-to-maturity                8,602                 52             0.61            8,550
        Available-for-sale              4,001               (152)           (3.66)           4,153
     Federal funds sold                 6,359              1,347            26.88            5,012
     Balances with other banks            290               (599)          (67.38)             889
                                      -------             ------            -----          -------
         Total  uses                  $67,351             $  969             1.46%         $66,382
                                      =======             ======            ======         =======
Funding sources:
     Demand deposits
         Noninterest-bearing          $14,446             $  431             3.08%         $14,015
         Interest-bearing               8,945                622             7.47            8,323
     Savings deposits                  17,274               (231)           (1.32)          17,505
     Time deposits                     23,526               (151)           (0.64)          23,677
                                      -------             ------             ------        -------
         Total sources                $64,191             $  671             1.06%         $63,520
                                      =======             ======            ======         =======

Loans

Average loans increased $321 thousand, or 0.67%, during the quarter ended September 30, 2005. Although the Bank funded $4.3 million in commercial loans during the quarter, loan originations were offset by an extraordinary level of payoffs. Most of the payoff activity was attributed to residential mortgage loans, home equity lines of credit and loan participations with other financial institutions where the Bank does not have a direct relationship with the loan customer.

Additional emphasis has been placed on the Bank's business development efforts. Strategies have been implemented that include the utilization of a Clergy Advisory Council to generate referrals; the development of a professional contact list including attorneys and accountants for business referrals; and, the utilization of existing and new account reports to cross-sell the Bank's products and services. As a result of these efforts, the Bank's commercial loan pipeline is growing. At September 30, 2005, there were more than $3 million in loans in the pipeline scheduled to be closed before December 31, 2005.

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

The Bank's loan-to-deposit ratio at September 30, 2005 was 75.7%. This ratio increased slightly from 74% at June 30, 2005. The target loan-to-deposit ratio continues to be 75%. This level allows the Bank to optimize interest income on earning assets while maintaining adequate liquidity. Although the Bank has met its target loan-to-deposit ratio, deposit growth is projected for the remainder of 2005. To ensure that loan activity keeps pace with deposit growth and that this ratio is maintained, management will continue to implement the loan growth strategies outlined above.

While the Bank's target loan-to-deposit ratio is 75%, this ratio does not represent a policy limit. The Bank has adequate liquidity to continue to fund loan originations for the foreseeable future. If necessary, to create additional liquidity, the Bank has the ability to sell a portion of its investment portfolio or its lower yielding student loan portfolio.

The Bank's loan portfolio is heavily concentrated in commercial loans that comprise $33 million, or 67%, of total loans at September 30, 2005. As result of payoffs/paydowns, there has been a gradual shift in the mix of the portfolio from December 31, 2004 from residential mortgage loans and consumer home equity loans to commercial loans. The Bank continues to build its niche in lending to religious organizations for which total loans now approximate 30% of the commercial portfolio. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
                            September 30,    June 30,   March 31,   December 31,
                            -------------   ---------   ---------   ------------
                                2005           2005        2005         2004
                              ---------     ---------   ---------    ---------
Commercial and industrial      $20,643       $19,718     $18,300      $15,217
Commercial real estate          12,643        11,313      12,590       13,070
Consumer loans                   6,434         6,454       6,971        6,729
Residential mortgages            9,415         9,790      10,569       10,665
                               -------       -------     -------      -------
      Total Loans              $49,135       $47,275     $48,430      $45,681
                               =======       =======     =======      =======

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


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                         2005        2004
                                                         ----        ----
Balance at January 1,                                    $603        $339
Charge-offs:
  Commercial loans                                       (107)         --
  Consumer loans                                         (103)       (137)
                                                         ----        ----
      Total charge-offs                                  (210)       (137)

Recoveries                                                253         363
Net(charge-offs)recoveries                                 43         226
Additions charged to operations                           160           6
                                                         ----        ----
Balance at September 30,                                 $806        $571
                                                         ====        ====


The allowance for loan losses as a percentage of total loans was 1.64% at September 30, 2005 compared to 1.22% at June 30, 2005. The increase in the required allowance is the result of an increase in classified loans for which specific reserves are required. Specifically, the Bank participated in a micro-loan fund that was not properly administered. The Bank's participant interest in the fund included forty-seven (47) loans totaling $368 thousand which the Bank has classified as "doubtful" and provided a reserve of fifty percent (50%) of the outstanding balance. In conjunction with other participant financial institutions, the Bank continues its review and investigation of the micro-loan fund administration to determine the level of potential loss related to these loans.

The level of allowance for loan losses at September 30, 2005 is higher than the Bank's peer group average of 1.20% because of the level of classified loans in the portfolio. At September 30, 2005, the Bank's classified loans totaled $1.7 million , or 3.5%, of total loans. Specific reserves of $463 thousand have been allocated to these loans. In addition, at September 30, 2005, approximately $502 thousand of the classified loans are guaranteed by the Small Business Administration ("SBA") that minimizes the risk of loss. Management is in the process of submitting the SBA-guaranteed net exposure of three of these loans totaling $319 thousand to the SBA for collection. (Refer to Nonperforming and Nonaccrual Loans discussion below.)

While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. The Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate as of September 30, 2005.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At September 30, 2005, non-accrual loans were approximately $1.1 million--down from $1.6 million at June 30, 2005. The Bank had one borrower in the telecommunications industry with loans totaling approximately $1.3 million that experienced severe financial difficulty. As a result, in December 2003, the Bank charged-off the non-SBA-guaranteed portion of this credit totaling $710 thousand. The Bank presented the balance of this credit to the SBA for collection of the guaranteed portion that totaled $569 thousand. In July 2005, the guarantee was honored by the SBA and the Bank collected the balance of $569 thousand plus accrued interest.

Approximately $378 thousand of the Bank's remaining non-accrual loans are guaranteed by the SBA. Management is in the process of submitting three of these loans totaling $319 thousand these loans to the SBA for collection. This balance represents the remaining balance on three separate loans that each carried a 75% guarantee from the SBA. In June 2005, the un-guaranteed portion of these loans totaling $107 thousand was charged-off.

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

At September 30, 2005, approximately 30% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities.


Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, increased on average by $1.2 million, or 7%, during the quarter ended September 30, 2005. This increase is due to an increase in average funds available for investment because of an increase in average deposit balances (Refer to the discussion on Deposits below.).

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (55.6%), and other government-sponsored agency securities (44.4%). The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio was 4.37% at September 30, 2005 compared to 4.28% one year ago. The increase in the yield is primarily a result of some of the Bank's floating rate mortgage-backed securities that have Treasury and LIBOR indices that repriced in 2005 in a higher interest rate environment.

The average duration of the portfolio at September 30, 2005 is 2.96 years compared to 3.15 years at June 30, 2005. The shortening of the duration during the quarter can be attributed to the shortening of duration on the mortgage-backed portion of the portfolio. The constant one year prepayment rate
(CPR), prepayment speed at which mortgage-backed securities pay, increased slightly from 19.76% at June 30, 2005 to 20.62% at September 30, 2005. This translates into 20.62% of the mortgage pool repaying on an annual basis compared to 19.76% at June 30, 2005 resulting in increased cashflow. Management will continue to monitor and take appropriate action to control the optionality in the portfolio to ensure the appropriate level of funds are available to meet liquidity needs.

Deposits

The Bank has a stable core deposit base representing 80% of total deposits. While the Bank has $13 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 69%, of the these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

During the quarter ended September 30, 2005, average deposits increased $671 thousand, or 1.06%. The increase was primarily in the categories of interest-bearing demand deposit accounts that increased $622 thousand, or 7.47% and noninterest-bearing checking accounts that increased $431 thousand, or 3.08%. The Bank successfully attracted additional accounts of local institutional customers. Management has been requesting institutional customers to establish money market accounts rather than jumbo certificates of deposit that are more costly and have definitive maturity dates. This strategy is working for it allows the Bank to have a higher level of core deposits without the stress of managing certificates of deposit that are more expensive and volatile. In addition, more emphasis is being placed on private funds rather than governmental funds that require collateralization.

Growth in this area was somewhat offset by a $231 thousand, or 1.32%, decline in average savings deposit balances. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch resulted in some savings passbook account attrition. electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits because passbook customers must physically enter the branch to complete transactions.

With its re-capitalization, the Bank is positioned for deposit growth. Current capital levels allow for approximately $27 million in deposit growth and still remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Matters below). New business development strategies have been implemented that include leveraging the strategic partnerships/alliances the Bank has developed to cross-sell its products and services. In addition, the Bank's retail staff is challenged with increasing deposit levels in the communities where the branches are located. New deposits will continue to be sought to ensure the availability of funding anticipated increased loan volume.


Other Borrowed Funds

The Bank did not borrow funds during the quarter ended September 30, 2005. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs--thereby, eliminating the need to borrow.


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

The Bank's financial instrument commitments at September 30, 2005 are summarized below:

      Commitments to extend credit        $14,453,000

There were no outstanding letters of credit at September 30, 2005.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $9.9 million of the unused commitments represent the Bank's portion of syndicated national credits where no usage is projected. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the "FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At September 30, 2005, management believes the Bank's liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity. Approximately $8.8 million in loans are scheduled to mature within one year.

By policy, the Bank's minimum level of liquidity is 6.00% of total assets. At September 30, 2005, the Bank had total short-term liquidity, including cash and federal funds sold, of $9 million, or 12.38% of total assets. Additional liquidity of approximately $3.8 million is provided by the portion of the Bank's investment portfolio classified as available-for-sale. However, a significant portion of these securities is used as collateral for governmental/quasi-governmental agencies and are therefore restricted from use to fund loans or to meet other liquidity requirements.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a governmental agency that matures in March 2006 and a series of laddered certificates of deposit (maturities ranging from 3 months to 12 months) totaling $4 million from another quasi-governmental agency. While these are short-term renewals, based on discussions with representatives of these agencies, management does not anticipate the removal of these deposits from the Bank in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at September 30, 2005:


                                                   (Thousands of dollars)
                                                   ----------------------
      3 months or less                                    $ 2,827
      Over 3 through 12 months                             10,096
      Over 1 through three years                              100
      Over three years                                         --
                                                           -------
           Total                                           $13,023
                                                           =======

Capital Resources

Total shareholders' equity increased approximately $69 thousand for the nine months ended September 30, 2005. The increase in equity was primarily due to net income of $98 thousand during nine months ended less a $29 thousand decrease in other comprehensive income (FAS 115 unrealized losses on available-for-sale securities) because of interest rate changes that decreased the value of the investment portfolio. The Board and management continue to explore strategies for the infusion of new capital into the organization. The most productive way is to continue to increase capital through sustained core earnings. The Bank's plan projects this occurrence in 2005.

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

(thousands of dollars,                      Company          Company          Company           Company
except percentages)                      September 30,       June 30,         March 31,       December 31,
                                         -------------       --------         ---------       ------------
                                             2005             2005              2005             2004
                                             ----             ----              ----             ----
Total Capital                               $ 8,880          $ 8,854           $ 8,791          $ 8,812
Less: Intangible Asset/Net
unrealized gains (losses) on
available for sale portfolio                 (1,415)          (1,470)           (1,503)          (1,578)
                                            -------          -------           -------          -------
Tier 1 Capital                                7,465            7,384             7,288            7,234
                                            -------          -------           -------          -------
Tier 2 Capital                                  583              557               562              544
                                            -------          -------           -------          -------
    Total Qualifying Capital                $ 8,048          $ 7,941           $ 7,850          $ 7,778
                                            =======          =======           =======          =======
Risk Adjusted Total Assets
(including off-
     Balance sheet exposures)               $46,398          $44,548           $44,914          $43,436
Tier 1 Risk-Based Capital Ratio              16.09%           16.57%            16.23%           16.65%
Tier 2 Risk-Based Capital Ratio              17.34%           17.82%            17.48%           17.91%
Leverage Ratio                               10.26%           10.36%            10.25%            9.89%

                                             Bank             Bank              Bank             Bank
                                            -------          -------           -------          -------
Total Capital                               $ 8,591          $ 8,565           $ 8,503          $ 8,524
Less: Intangible Asset/Net
unrealized gains (losses) on
available for sale portfolio                 (1,415)          (1,470)           (1,503)          (1,578)
                                            -------          -------           -------          -------
Tier 1 Capital                                7,176            7,095             7,000            6,946
                                            -------          -------           -------          -------
Tier 2 Capital                                  583              557               562              544
                                            -------          -------           -------          -------
    Total Qualifying Capital                $ 7,759          $ 7,652           $ 7,562          $ 7,490
                                            =======          =======           =======          =======
Risk Adjusted Total Assets
(including off-
     Balance sheet exposures)              $46,398           $44,548          $44,914           $43,436
Tier 1 Risk-Based Capital Ratio             15.47%            15.93%           15.59%            15.99%
Tier 2 Risk-Based Capital Ratio             16.72%            17.18%           16.84%            17.24%
Leverage Ratio                               9.86%             9.96%            9.84%             9.49%

Results of Operations

Summary

The Bank had net income of approximately $37 thousand ($0.03 per common share) for the quarter ended September 30, 2005 compared to a net income of $1.5 million ($1.39 per common share) for the quarter ended September 30, 2004. The Bank had net income of approximately $98 thousand ($0.09 per common share) for the nine months ended September 30, 2005 compared to a net income of $1.7 million ($1.64 per common share) for the nine months ended September 30, 2004. The financial results for 2004 included a non-recurring $1.9 million gain on the sale of the Bank's corporate headquarters and remote parking facility owned by the Bank.

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


Net Interest Income

        Average Balances, Rates, and Interest Income and Expense Summary

                                                 Three months                             Three months
                                                   ended                                     ended
                                                 September 30,                            September 30,
                                                     2005                                     2004
                                                 ------------                             ------------
                                                   Average                                  Average
           (Dollars in thousands)                  Balance     Interest     Yield/Rate      Balance      Interest     Yield/Rate
           ----------------------                  -------     --------     ----------      -------      --------     ----------
Assets:
Interest-earning assets:
     Loans                                          $48,099     $  886         7.37%        $46,359        $ 784          6.77%
     Investment securities-HTM                        8,602         87         4.02           6,724           71          4.25
     Investments securities-AFS                       4,001         45         4.49           4,545           52          4.58
     Federal funds sold                               6,359         55         3.45           6,920           25          1.43
     Interest bearing balances with other banks         290          2         2.79             878           15          6.65
                                                    -------     ------         ----         -------        -----          ----
        Total interest-earning assets                67,351      1,074         6.38          65,426          947          5.54

Interest-bearing liabilities
      Demand deposits                                 8,945         19         0.84          15,443           12          0.30
      Savings deposits                               17,274         14         0.33          18,396           15          0.34
      Time deposits                                  23,526        124         2.12          20,258           67          1.33
                                                    -------     ------         ----         -------        -----          ----
         Total interest-bearing liabilities          49,745        157         1.27          54,097           94          0.70

Net interest earnings                                           $  917                                     $ 853
Net yield on interest-earning assets                                           5.45%                                      5.21%

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

Net interest income increased $64 thousand, or 7.51%, and $232 thousand, or 9.45%, for the quarter and nine months ended September 30, 2005 compared to September 30, 2004, respectively. The increase is primarily attributed to an increase in average loans outstanding as well as a 325 basis point increase in the prime rate and federal funds sold rate since June 2004. As a result, the yield on average earning assets increased from 5.54% for the quarter ended September 30, 2004 to 6.38% for the quarter ended September 30, 2005.

Although the Bank's cost of funds increased to 1.27% for the quarter ending September 30, 2005 from 0.70% for the same quarter in 2004, the cost of funds is still considered low when compared to the Bank's peer group of 1.55%. The low cost of funds is attributed to the Bank's core deposit base of checking and savings accounts that are less sensitive to changes in interest rate. Typically, the rates on these types of deposits lag market changes.

The net interest margin of the Bank was 5.45% for the quarter ended September 30, 2005 compared to 5.21% for the same quarter in 2004. Management actively manages its exposure to interest rate changes. The increase in margin is attributed to the increase in prime, the Bank's continued low cost of funds and an increase in average loan balances.


Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank made provisions totaling $50 thousand for the quarter ending September 30, 2005 compared to $36 thousand for the same quarter in 2004. For the nine months ended September 30, 2005, the Bank made provisions totaling $160 thousand compared to $6 thousand for the nine months ended September 30, 2004. The increase in the provisions is due to a review and analysis of the Bank's loan portfolio and an increase in the level of classified loans. Provisions are made to the allowance to cover loans for which full collection is uncertain in accordance with the Bank's Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Systematic provisions are made to the allowance to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of September 30, 2005.


Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income declined $1.5 million, or 80.97%, and $2.1 million, or 63.31%, for the quarter and nine months ending September 30, 2005, compared to 2004, respectively. In 2004, the Bank recognized a non-recurring gain of $1.9 million on the sale of its corporate headquarters at 300 North 3rd Street, Philadelphia, PA, and a related bank-owned parking facility.

Customer service fees declined by $37 thousand, or 17.56%, and $148 thousand, or 22.32%, for the quarter and nine months ended September 30, 2005, compared to 2004, respectively. The decline came as a result of less activity fees on deposits. Because the Bank escheated many of its dormant/inactive accounts in 2003 and 2004 in accordance with the requirements of the Commonwealth of Pennsylvania, there was a significant decline in activity/dormant account service charges.

ATM fees declined by $7 thousand, or 4.62%, and $24 thousand, or 5.13%, for the quarter and nine months ending September 30, 2005, compared to 2004, respectively. Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher fees to site owners. In addition, one of the Bank's high volume machines has been out of service since February 2005 because of a fire in the building in which it is located and another was temporarily out-of-service due to construction/demolition of the building in which it was housed. In July 2005, both machines were placed back in service. Management continues the process of identifying potentially high volume locations to place machines.

The Bank serves as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate four significant back-up lines/letters of credit with other minority banks throughout the country for major corporations. Fees recognized on these credit facilities totaled $20 thousand and $142 thousand during the quarter and nine months ended September 2005, respectively compared to $25 thousand and $128 thousand, respectively, for the same periods in 2004. Fees for this service are projected to exceed $180 thousand for 2005. These fees will be received annually for the administration of the credit facilities. Management plans to continue to develop this core line of business to generate additional fee income to support the Bank's profitability goals.


Noninterest Expense

Salaries and benefits increased $29 thousand, or 6.91%, during the quarter ended September 30, 2005 compared to 2004 but decreased $80 thousand, or 5.49%, for the nine months ended September 30, 2005 compared to 2004. As part of the Bank's continued implementation of its profit restoration plan, there were strategic reductions in staff, job consolidations, and a reduction in salaries for certain employees to lower the level of personnel expense. In July 2004, the Bank closed and consolidated the services of its Two Penn Center financial service center with other branches in the network. This action resulted in further staff reductions. However, the increase in salaries and benefits expense for the quarter ended September 2005 is a result of the hiring of additional business development staff and incentive compensation paid to staff for business referrals. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $39 thousand, or 27.11%, and $99 thousand, or 23.53%, during the quarter ended and nine months ended September 30, 2005 compared to 2004, respectively. The reduction is primarily a result of a decline in processing costs associated with the Bank's automated teller machine network because of fewer machines in service as well as a contract re-negotiation with its service provider. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased approximately $1 thousand, or 0.31%, and $113 thousand, or 13%, during the quarter and nine months ended September 30, 2005 compared to 2004, respectively. The decrease is primarily attributable to the closure/consolidation of the Two Penn Center financial service center in July 2004. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease, this branch was closed and consolidated with other branches in the network to further reduce operating costs. All of the leasehold improvements and furniture associated with this branch became fully depreciated at the time of lease expiration in 2004.

Also contributing to the reduction in occupancy expense was the sale of the Bank's corporate headquarters in July 2004. This building was sold to generate gains as part of the Bank's re-capitalization plan. The sale of the building resulted in a reduction in property taxes, insurance, repairs and maintenance, and depreciation expense on leasehold improvements associated with the building. In February 2005, the Bank began the lease of its new corporate headquarters on a 10,000 square foot floor of a full service high rise office building located in center city Philadelphia.

Marketing and public relations expense increased approximately $1 thousand, or 5.58%, and $9 thousand, or 18%, for the quarter and nine months ended September 30, 2005 compared to 2004, respectively. In April 2005, the Bank engaged a public relations firm to assist with re-acquainting the services of the Bank with leaders in the Philadelphia region in effort to stimulate business development activity. Activities of this firm have yielded additional loan and deposit business.

Professional services expense increased approximately $2 thousand, or 3.61%, and increased $8 thousand, or 4.50%, for the quarter and nine months ended September 30, 2005 compared to 2004, respectively. This increase during the quarter is primarily related to legal fees associated with the collection of delinquent loans.

Office operations and supplies expense decreased $26 thousand, or 24.69%, and $59 thousand, or 18.50%, for the quarter and nine months ended September 30, 2005 compared to 2004, respectively. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center, the Bank experienced reductions in this category of expense including security guards and other costs associated with branch operations.

FDIC insurance premiums decreased $1 thousand, or 3.36%, for the quarter ended September 30, 2005 compared to 2004 but increased $41 thousand, or 94.16%, for the nine months ended September 30, 2005 compared to 2004, respectively. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on
1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. While the Bank is well capitalized, the increase during 2005, is a result of the perceived risk associated with the Bank's operating losses in prior years.

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

At December 31, 2003, the Bank's tier one leverage capital ratio fell to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, during 2004 management implemented re-capitalization strategies including the sale of bank-owned assets that generated gains of approximately $1.9 million. As a result, at December 31, 2004, the Bank's tier one leverage ratio had improved to 9.49%. At September 30, 2005, the tier one leverage ratio had further improved to 9.86% as a result of net income of $98 thousand for the nine months ended. Management continues to review and revise its capital plan to address the development of new equity. The most productive of which is to continue to increase capital through sustained core earnings. The Bank's strategic plan projects this occurrence in 2005.

At September 30, 2005, management believes that the Bank is "substantially" in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.


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

The FDIC generally prohibits all payments of dividends by a bank that is in default of any assessment to the FDIC. (See "Regulatory Matters" above)


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

In December 2004, the FASB issued Statement No. 123 (Revised 2004) ("SFAS No. 123R") "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. UBS adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to options. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, ("SAB No. 107") which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. UBS will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. UBS does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force ("EITF") published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles ("GAAP") when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.
The APB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board ("FASB") directed the FASB staff to issue two proposed FASB Staff Positions ("FSP"):
Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. UBS does not anticipate this revision will have a material effect on its financial statements.


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

At September 30, 2005, an asset sensitive position is maintained on a cumulative basis through 1 year of 3% that is within the Bank's policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company's existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at September 30, 2005 are as follows:


                                  Market value           Market value risk
         Changes in rate           of equity                (% Change)
         ---------------          ------------              ----------
                             (Dollars in thousands)

         +200 basis points           $ 5,860                  (24.3) %
         +150 basis points             6,347                  (18.1)
         +100 basis points             6,818                  (12.0)
         + 50 basis points             7,305                   (5.7)
         Flat rate                     7,746                    -
         - 50 basis points             8,138                    5.1
         -100 basis points             8,486                    9.6
         -150 basis points             8,807                   13.7
         -200 basis points             9,107                   17.6


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

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at September 30, 2005. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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



                                   UNITED BANCSHARES, INC.



Date: November 14, 2005            /s/ Evelyn F. Smalls
                                   ---------------------------------

                                   Evelyn F. Smalls
                                   President & Chief Executive Officer



Date: November 14, 2005            /s/ Brenda M. Hudson-Nelson
                                   ----------------------------------
                                   Brenda Hudson-Nelson
                                   Executive Vice President/
                                   Chief Financial Officer

                                Index to Exhibits

                                   ----------

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