Form 10-K
period 2005-12-31
UNITED BANCSHARES INC /PA
filed 2006-04-03
CIK 944792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

|X|
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

OR

|-|
            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        for the transition period from
                                        to
                   --------------------    --------------------

                         Commission file number: 0-25976

                             UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                   23-2802415
--------------------------------                   --------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

     The Graham Building, 30 South 15th Street, Suite 1200,         19102
                   Philadelphia, Pennsylvania
------------------------------------------------------------      ----------
            (Address of principal executive offices)              (Zip Code)

                                 (215) 351-4600
              [Registrant's telephone number, including area code]

       Name and fiscal year not changed, but former address was 300 North 3rd Street Philadelphia, PA 19106 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
                 Title of each class              which registered

                        NONE                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
                                     Yes [ ]  No [ ]

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
                                     Yes [ ]  No [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

Large Accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
                                 Yes |_| No |X|

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_______________] on June 30, 2005. Not applicable the Registrant shares are not publicly traded United Bancshares, Inc. (sometimes herein also referred to as the "Company" or "UBS") has two classes of capital stock authorized 2,000,000 shares of $.01 par value Common Stock and a Series Preferred Stock (Series A Preferred Stock).

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

As of March 10, 2006 the aggregate number of the shares of the Registrant's Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at March 10, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Document         Parts Into Which Incorporated
                  --------         -----------------------------
                  None


The exhibit index is on pages 47 through 48. There are 76 pages in this report.



                                    FORM 10-K
                             United Bancshares, Inc.
                                      Index

Item No.                                                                                                       Page

                                     PART I

1.       Business.......................................................................................        4
    1A.  Risk Factors...................................................................................       12
    1B.  Unresolved Staff Comments......................................................................       14
    2.   Properties.....................................................................................       14
    3.   Legal Proceedings..............................................................................       14
    4.   Submission of Matters to a Vote of Security Holders............................................       15

                                     PART II

    5.   Market for Registrant's Common Equity, Related Stockholder Matters.............................       15
    6.   Selected Financial Data........................................................................       17
    7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........       17
    7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................       37
    8.   Financial Statements and Supplementary Data....................................................       37
    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........       37
    9A.  Controls and Procedures........................................................................       37
    9B.  Other Information .............................................................................       37

                                    PART III

   10.   Directors and Executive Officers of Registrant.................................................       37
   11.   Executive Compensation.........................................................................       43
   12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.       44
   13.   Certain Relationships and Related Transactions.................................................       45
   14.   Principal Accountant Fees and Services.........................................................       46

                                     PART IV

   15.   Exhibits and Financial Statements Schedules....................................................       47

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 10, 2006.


                                     PART I
                                     ------

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

     Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc ("UBS") to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words "expect," "anticipate," "intended," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. UBS' actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk;
(c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations;
(g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company's, money-market and mutual funds and other financial institutions operating in the UBS' trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) ,the war on terrorism and the U.S. Government's response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS' success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS' timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; and (l) UBS' success in managing the risks involved in the foregoing.

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

     The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at The Graham Building, 30 S 15th Street, Suite 1200, Philadelphia, Pennsylvania 19102. The Registrant's telephone number is (215) 351-4600.

     As of March 10, 2006, UBS and the Bank had a total of 34 employees.

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

     The Bank conducts all its banking activities through its three offices located as follows: West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. In August 2005, the Bank leased, and simultaneously subleased to a mortgage brokerage alliance, retail space on the bottom floor of its Center City Graham Building corporate office. The Bank placed one business development officer in this space with joint signage and an automated teller machine. This relationship allows the Bank to have presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2005, the Bank had total deposits aggregating approximately $63.3 million and had total net loans outstanding of approximately $46.0 million. Although the Bank's primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

        Among the greatest challenges facing inner city communities is their lack of stability and transience. The Bank represents consistency to these communities. It takes its commitment to community development quite seriously and recognizes that effective corporate and institutional partnerships must be forged to truly make a difference. Bank management recognizes the potential in these communities and knows that with the right mix of financial services, growth will occur. The Bank will continue to leverage its community "know-how" with the appropriate corporate and institutional partners to help ensure that it creates economic profit by making comprehensive products and services available and accessible through service focused delivery channels.

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

     The focus of the Bank's lending activities is on the origination of commercial, consumer and residential loans. A broad range of credit products is offered to the businesses and consumers in the Bank's service area, including commercial loans, mortgage loans, student loans, home improvement loans, auto loans, personal loans, and home equity loans. At March 10, 2006, the Bank's maximum legal lending limit was approximately $1,122,000 per borrower. However, the Bank's internal Loan Policy limits the Bank's lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

     The Bank's consumer loan program includes installment loans for home improvement and the purchase of consumer goods and automobiles, student loans, home equity and VISA secured and unsecured revolving lines of credit, and checking overdraft protection. The Bank participates in an automobile refinance program that allows customers to reduce high interest rates paid on their automobile loans down to more reasonable market rates. The Bank also offers residential mortgage loans to its customers through its strategic alliance with a regional mortgage brokerage company. Other services the Bank offers include safe deposit boxes, travelers' checks, money orders, direct deposit of payroll and Social Security checks, wire transfers and access to regional and national automated teller networks.

       In 2006, the Bank will introduce new products/strategies aimed at attracting a significant level of core deposits. These strategies include the introduction of a new "signature" savings account with a premium interest rate and remote deposit capture services. Coupled with internet banking, these products are designed to attract customers throughout the Philadelphia region without the additional cost of new brick and mortar. The Bank will work together with its Clergy Advisory Council, formed in May 2005, to roll these products out to churches and congregations in the Philadelphia region.

       The Bank will continue to develop relationships with corporate entities in the region that have a commitment to community and economic development in the urban sector to ensure that the communities it serves have full access to financial products and services. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods.

Access to the Bank's Website and the United States Securities and Exchange Commission Website

      Reports filed electronically by United Bancshares, Inc.'s with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank's web site at www.unitedbankofphiladelphia.com under the "shareholders corner" section. These files are also accessible on the Commission's web site@www.sec.gov "

Competition

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

     UBS believes that a portion of the Bank's customer base is derived from customers who were dissatisfied with the level of service provided at larger financial institutions. Many of the national financial institutions that provide financial services in Philadelphia are no longer headquartered in the region resulting in a loss of connectivity with the community. The Bank plans to further capitalize on this situation by implementing calling programs to offer potential customers a personalized community-based approach to banking. The Bank has sought, in the past, and intends to continue in the future, to hire business development officers who have good relationships with desirable customers. These personal relationships, provision of a high level of customer services, and referrals from satisfied customers, form the basis of the Bank's competitive approach, as opposed to advertising, rate competition or the development of proprietary banking products, services or programs.

     In the past, the principal competition for deposits and loans has been other depository institutions. However, now the Bank also competes with other financial intermediaries such as brokerage houses offering investment vehicles to the general public. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits.

     To help remain competitive and attract a significant level of new core customers, the Bank will introduce a premium rate signature savings account and new "Check 21" technology--remote deposit capture. This service will allow customers who are not located in close proximity to the Bank's branches to scan and transmit deposit information remotely versus physically depositing paper checks. Remote deposit capture will put the Bank on the cutting edge of technology in the financial services arena.

     UBS will continue to be cognizant of the diversity in its market and will continue to develop partnerships to leverage the Bank's capacity in its niche market by skillfully targeting customers and building stakeholder relationships.

                           Supervision and Regulation

                      Regulation of United Bancshares, Inc.
                      -------------------------------------

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

     Under the FSA Act the Bank, subject to various requirements, is permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of an FHC. However, to be able to engage in such activities the Bank must be well capitalized and well managed and receive at least a "satisfactory" rating in its most recent CRA examination. See "The Community Reinvestment Act" below.

     UBS cannot be certain of the future effect of the legislation and regulations, described above, on its business, although there may be consolidation among financial service institutions and increased competition for UBS as well as an increase in the expense of regulatory compliance.

                             Regulation of the Bank
                             ----------------------

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

     The Bank is insured by the FDIC, which currently insures the Bank's deposits to a maximum of $100,000 per depositor. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank and/or UBS.

     In February 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005. This legislation will merge the Bank Insurance Fund and the Savings Association Insurance Fund into one fund, increase insurance coverage for retirement accounts to $250,000, adjust the maximum deposit insurance for inflation after March 31, 2010 and give the FDIC greater flexibility in setting insurance assessments.

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

The Patriot Act

       The Patriot Act of 2001 which was enacted in the wake of the September 11, 2001 attacks, include provisions designed to combat international money laundering and advance the U.S. government's war against terrorism. The Patriot Act, and the regulations, which implement it, contains many obligations, which must be satisfied by financial institutions, including the Bank, which involve additional expenses for the Bank. In March of 2006 the Patriot Act, which was about to expire, was extended. The provisions in the Patriot Act concerning anti-terrorism were extended and provisions were added to the Patriot Act to curb certain of the criminal investigation powers that were in the original Patriot Act.

The Sarbanes-Oxley Act

     The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") stated goals are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties by publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities law. The Sarbanes-Oxley Act and its implementing regulations allow shareholders to monitor the performance of companies and their directors more easily and effectively.

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

Compliance with Section 404 of the Sarbanes-Oxley Act

       Section 404 ("SOX-404") of the Sarbanes-Oxley Act requires that UBS put internal controls for public financial reporting in place to gain assurance that UBS properly presents its financial statements and related footnotes, under generally accepted accounting principles of the United States ("GAAP"). The Commission has postponed the effective date of SOX-404 for companies, such as UBS, with less than $75,000,000 in market capitalization until July 15, 2007.

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

       Upon completion of management's assessments of the adequacy of its internal controls, its Independent Registered

Public Accounting Firm, McGladrey & Pullen, LLP ("McGladrey & Pullen"), will be required to audit management's assessment of internal controls and issue an opinion stating whether (1) management's assessment of the internal controls was fairly stated and (2) whether UBS maintains effective internal control over financial reporting. Based on UBS' management's assessment, the chief executive officer and chief financial officer will then attest whether the UBS' internal control over financial reporting is effective. McGladrey & Pullen will then issue a report stating whether in their opinion management's assessment of the UBS' internal control over financial reporting is fairly stated and that UBS maintains effective internal control over financial reporting as of December 31, 2007.

     The rules and regulations, discussed above, which implement the Sarbanes-Oxley Act could have a significant economic impact on the compliance costs of the UBS and all publicly held companies.

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

                                Regulatory Action
                                -----------------

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

        At December 31, 2003, the Bank's tier one leverage capital ratio had fallen to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, by February 2004, the tier one leverage ratio had improved to 7.29%. Subsequently, as a result of a re-capitalization plan including the sale of bank-owned real estate for a gain of $1.9 million, the Bank's tier one leverage ratio improved to 9.49% at December 31, 2004. At December 31, 2005, the Bank's tier one leverage ratio increased to 9.47%.

       With the stabilization of the Bank's capital position, management has turned its attention to increasing core profitability. A strategic plan has been adopted for 2006 that focuses on growth strategies for loans and deposits. These strategies include the introduction of "signature" deposit products with premium interest rates coupled with alternative service delivery channels including internet banking and remote deposit capture. In addition, the Bank has designated regional business development officers in the areas surrounding each of its three branches to solicit loan and deposit business. These strategies will allow the Bank to penetrate the marketplace without adding additional branches to its network. While expense reductions will continue to be sought, management believes that a greater impact will be realized with increased deposit levels and loan originations that result increased net interest income.


        As a result of the actions referred to above, Management believes that the Bank is substantially in compliance with the Agreement's terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

                              ITEM 1A--RISK FACTORS

     Below is a list of the significant risks that concern UBS, the Bank and the banking industry. The list may not be a complete listing and has not been prepared in a certain order.

Changes in the economy could have an adverse affect on the Bank and UBS
-----------------------------------------------------------------------

     The strength of the U.S. economy and the local economy in which the Bank operates may be different than expected. The business and earnings of the Bank are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region. These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, all of which are beyond the Bank's control. A downturn in the economy could result in a decrease in products and service demand, an increase in loan delinquencies and increases in problem assets. Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank's existing loans. These factors could result in an increase in the provision for loan losses.

Future loan losses may exceed the Bank's allowance for loan losses
------------------------------------------------------------------

       The Bank is subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in Bank's market area or a rapid change in interest rates could have a negative effect on collateral values and borrowers' ability to repay. This deterioration in economic conditions could result in losses to UBS in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed the Bank's projections, increased amounts allocated to the provision for loan losses would reduce income.


Changing interest rates could reduce the Bank's net interest margin, net
------------------------------------------------------------------------
interest income, fee income and net income
------------------------------------------

       Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Bank's net income. Interest rates are key drivers of the Bank's net interest margin and subject to many factors beyond the control of the Bank's management. As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

Government regulation can result in limitations on operations
-------------------------------------------------------------

    The Bank operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies. Regulations adopted by these agencies are generally intended to provide protection for depositors and customers rather than for the benefit of the shareholders, establish permissible activities for the Bank to engage in, maintenance of adequate capital levels, and other aspects of operations. The laws and regulations applicable to the banking industry could change at any time, and cannot predict the effect of these changes on the Bank's business and profitability. Increased regulation could increase the cost of compliance and adversely affect profitability. In addition, the Bank is currently operating under a regulatory agreement that requires the maintenance of minimum capital levels. Losses from operations may result in deterioration of the Bank's capital levels below required levels and could result in more severe regulatory action. (See "Regulatory Action" above)


The financial services industry is very competitive
---------------------------------------------------

     The Bank faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Bank's market area. The Bank's competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than the Bank and are able to expend greater funds for advertising and marketing. If the Bank' is unable to compete effectively, the Bank will lose market share and income from deposits, loans, and other products may be reduced.


Inadequate liquidity
--------------------

     The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. While the Bank actively manages its liquidity position and is required to maintain minimum levels of liquid assets, rapid loan growth or unexpected deposit attrition may negatively impact the Bank's ability to meet its liquidity requirements.


Ability to attract and retain management and key personnel may affect future
----------------------------------------------------------------------------
growth and earnings
-------------------

     The Company's success will be influenced by its ability to attract and retain management experienced in banking and financial services and familiar with the communities in the Bank's market areas. The Bank's ability to retain executive officers, management team, and support staff is important to the successful implementation of the Bank's strategic plan. It is critical, as the Bank grows, to be able to attract and retain qualified staff with the appropriate level of experience and knowledge in community banking. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future could have an adverse effect on the Bank's business, financial condition, and results of operations.


Additional, risk factors also include the following all of which may reduce
---------------------------------------------------------------------------
revenues and/or increase expenses and/or pull the Bank's management attention
-----------------------------------------------------------------------------
away from core banking operations which may ultimately reduce the Bank's net
----------------------------------------------------------------------------
income
------

>>       New developments in the banking industry
>>       Variations in quarterly or annual operating results
>>       Revision of or the issuance of additional regulatory actions affecting
           UBS or the Bank
>>       Litigation involving UBS or the Bank
>>       Changes in accounting policies or procedures

Investments in UBS common shares involve risk. There is no trading market for UBS' common shares.

                       ITEM 1B--UNRESOLVED STAFF COMMENTS


None.



                              ITEM 2 -- PROPERTIES

Corporate Headquarters

     In February 2005, United Bank of Philadelphia's corporate offices re-located to The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia. On February 1, 2005 the Bank began a 10-year lease for its new Center City headquarters location. The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor, including executive offices, operations, finance, human resource, security and loss prevention functions. The average monthly lease rate over the term of the lease is $15,170.

     In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building. The Bank formed an alliance with a regional mortgage brokerage company and simultaneously subleased all except the lobby in which the automated teller machine (ATM) is located. The Bank occupies one desk in the space for the purpose of business development/cross-referrals. The lease expires in September 2009. The Bank's average aggregate gross monthly rental is $4,858 of which the tenant pays an average monthly rent of $3,358. In addition, the Bank pays $1,500 per month for the ATM lobby plus one third of common area maintenance.

Mt. Airy Branch

     The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. Management believes this branch has not reached its capacity and looks forward to increased opportunities in all aspects of the Bank's niche businesses. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,843.

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

Progress Plaza Branch

     The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis. This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,875 per month. This lease expired in October 2003. The Bank has been notified by the landlord that extensive improvements to the shopping plaza in which this branch is located are planned for 2006. The Bank will be relocated within the shopping plaza in a space to be constructed by the Fall of 2006. It is currently leasing this facility on a month-to-month basis. However, a proposed new lease is currently under negotiation for the new location.




                           ITEM 3 -- LEGAL PROCEEDINGS

     No material claims have been instituted or threatened by or against UBS or the Bank other than in the ordinary course of business.

          ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A shareholders annual meeting of UBS was held on November 14, 2005. Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management's nominees as listed in the proxy statement and all such nominees were elected.

     The matters voted upon at shareholders annual meeting of UBS were the reelection of one (1) Class B director to serve a four year term and the ratification of the appointment of McGladrey and Pullen LLP as UBS' independent registered public accountants for the year 2004.

     The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

------------------------------------------------ -------------------------------
53.679% Shares Voted                             468,716.99 of 873,192.32 Shares
------------------------------------------------ -------------------------------
14.898% Accounts Voted                           469 of 3,148 Accounts
------------------------------------------------ -------------------------------

--------------------------------- ------------ ------- --------------------
             Question                  YES       NO     WITHHOLD/ABSTAIN
--------------------------------- ------------ ------- --------------------
       Ahsan M. Nasratullah          99.093%    0.00%        0.907%
            (CLASS B)              464,466.99   0.00        4,250.00
--------------------------------- ------------ ------- --------------------
 Ratify McGladrey and Pullen, LLP    99.208%    0.00%        0.642%
                                   465,006.99   0.00        3,010.00
--------------------------------- ------------ ------- --------------------




                                     PART II
                                     -------

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

    There were no capital stock transactions during 2004 and 2005.

    In June 2003, a shareholder of the Bank returned 33,500 shares of common stock and 6,308 shares of preferred Series A stock. These shares were returned for no consideration and were recorded as treasury stock by the Bank. No other transactions with respect to UBS common stock occurred during 2003.

     As of March 10, 2006 there were 3,148 shareholders of record of UBS' voting Common Stock and two shareholders of record of UBS' Class B Non-voting Common Stock.


Dividend Restrictions

     UBS has never declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of the Bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

     The FDIC generally prohibits all payments of dividends by a bank, which is in default of any assessment to the FDIC. (See "Regulatory Action" above.)

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

                        ITEM 6 -- SELECTED FINANCIAL DATA


                             Selected Financial Data


                                                                          Year ended December 31,
(Dollars in thousands, except per share data)             2005        2004        2003         2002        2001
                                                       ------------------------------------------------------------

Net interest income..............................        $3,570    $  3,280     $ 3,290      $ 3,726     $ 4,060
Provision for loan losses........................           558          45         565          175         335
Noninterest income...............................         1,582       3,655       1,891        2,327       2,443
Noninterest expense..............................         4,864       5,243       5,732        6,095       7,038
Net (loss)income ................................          (269)      1,647      (1,115)        (217)       (870)
Net (loss) income per share - basic..............         (0.25)       1.54       (1.03)       (0.20)      (0.79)
Net (loss) income per share - fully diluted               (0.25)       1.50       (1.03)       (0.20)      (0.79)
Balance sheet totals:
    Total assets.................................       $72,210    $ 72,301     $74,717      $86,044     $88,668
Net loans........................................        45,950      46,490      46,690       43,459      42,292
Investment securities............................        13,706      13,560      15,637       21,518      25,806
Deposits.........................................        63,324      63,172      67,117       76,929      79,423
Shareholders' equity.............................         8,492       8,811       7,235        8,500       8,558
Ratios:
       Tangible Equity to assets.................          9.87%        9.89%      6.85%         7.45%       7.67%
       Return on assets.........................          (0.37)%       2.38%     (1.38)%       (0.25)%     (0.95)%
Return on equity.................................         (3.78)%      26.96%    (13.03)%       (2.55)%     (9.63)%



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

Income Taxes

     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100% of the net deferred tax asset has been recognized to offset the net deferred tax assets related to cumulative temporary differences and tax loss carryforwards. If management determines that the Bank may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of the net deferred tax asset to the expected realizable amount.

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

     The Bank had quickly strayed from its model of building a customer-friendly and affordable franchise into a franchise of transforming several branches of savings and loan customers into the Bank's commercial platform. In 2000, the Bank was still faced with an enormous array of accounts that had not yet been streamlined, thus curtailing the sales capacity of the staff. In 2002, management consolidated the Bank's product offerings to make them more customer/sales friendly.

      A major factor that needed to be addressed by the Bank was its capital (tier one leverage ratio). When the Bank entered into the Agreement, the Bank's tier one leverage ratio was slightly under 5%. Aggressive strategies were developed and implemented by moving more expensive deposit relationships (certificates of deposit and IRA's) off the Bank's balance sheet. These deposits were sold for a gain and thus the Bank's total assets were reduced getting the Bank closer to the 7% capital requirement. In 2004, management continued to implement capitalization strategies including the sale of bank-owned real estate for a $1.9 million gain. With its current capital position (9.47% tier one leverage at December 31, 2005), the Bank is positioned for growth.

      Another fundamental problem for the Bank's business model was its expense profile. Major cuts were made including staff reductions and the consolidation the branch network (from 8 offices to 3). While there was a conscientious effort to dismantle the original business model, management recognized the positive aspects of the model - low cost of funds, loyal customer base, and strong net interest margins. These strengths can be built upon as a new, productive model is formulated and implemented.

The Bank's Goals

     With the stabilization of the Bank's capital position and operating structure, the primary focus of management is to increase core profitability and build franchise/shareholder value. As a result of an internal assessment, the Bank will focus on the following goals to build value:

        o        Growing and diversifying the deposit mix

        o        Growing and diversifying the loan mix

        o        Growing and diversifying noninterest income

        o        Controlling expenses

        o        Enhancing the branch network and alternative delivery options

     To accomplish these goals management will focus on the implementation of three (3) critical strategies as follows:

o        Implementation of a Signature Savings Product--A new statement savings
         -----------------------------------------------
         product will be introduced in 2006 that will have a constant premium interest rate (initial rate of 3.25%). The product will be rolled out via a targeted direct mail campaign, newspaper advertisements, and distribution in church bulletins. The Bank will work together with its Clergy Advisory Council to generate interest in the product and encourage congregants as well as churches to establish "Rainy Day Savings Funds" at the Bank. While the introduction of this product will result in an increased cost of funds, it allows for the creation of new core customers and the generation of significant deposits to fund loans and/or investments. This strategy is projected to generate increased net interest income that will result in increased core profitability for the Bank.

o        Implementation of Remote Deposit Capture--New  technology  evolved from
         ------------------------------------------
         the introduction of "Check 21" in October 2004. This new banking legislation allows for expedited clearing of check deposits through the use of images. The Bank is currently working with its core service provider to implement a remote deposit capture service delivery option in 2006. This new technology will allow customers near and far from the Bank's branch network to conveniently make deposits using a scanner. The initial target market for this product will be religious organizations to allow for expedited deposit processing and availability of tithes and offerings. Again, the Bank will utilize its Clergy Advisory Council to introduce this product. Remote deposit capture is projected to increase the level of core noninterest-bearing checking accounts.

o Hire Business Development Officers/Lenders--The Bank will seek to hire an experienced business development officer/lender to drive business to its branch network and build its loan portfolio. This person will "get the Bank's name out" as a critical player in Philadelphia's financial services arena. Substantial loan volume is projected to be generated by this individual. In addition, the Bank reallocated three
         (3) staff positions to become regional business development officers. These individuals will work to cultivate relationships in and around the areas surrounding the Bank's branches.

     In addition, the Bank will continue to develop relationships with corporate entities in the region that have a commitment to community and economic development in the urban sector. Strategic alliances and partnerships are key to the economic strength of inner city neighborhoods. The Bank has begun to develop these strategic alliances/partnerships to help ensure that the communities it serves have full access to financial products and services.

     While the Bank will continue to provide a full array of commercial products and services, enhanced emphasis will be placed on the production of consumer products through the Bank's financial service centers (branches). Some products will be marketed solely by the Bank while others will be offered through strategic alliances. Some of the products and services that will be emphasized include the following:

o Auto Loans--A relationship with a direct marketing company will continue with mailings taking place at agreed upon times throughout the year. The goal is to attract consumers who may not bank with the Bank through this marketing effort and to cross sell other products including the opening of a deposit account.

o Residential Mortgages--Through its marketing alliance with it mortgage brokerage company, the Bank's customers will have access to a full array of affordable mortgage products with special incentives. This marketing alliance will give the Bank name recognition in the mortgage.

o Home Equity Loans--This product will receive heightened attention with the co-branded advertising in conjunction with a the Bank's mortgage brokerage alliance. All home equity inquiries, as a result of the add campaign, will be referred to the Bank.


     The Bank will continue to underwrite commercial transactions as well as participate with other banks in the region. The commercial portfolio will be built through traditional loans as outlined:


o        Working capital lines of credit
o        Term loans
o        Demand loans
o        Commercial real estate (construction and permanent)

     Church loans and small business loans continue to be the "bread and butter" of loans for the Bank. The Bank is working in collaborative relationships to enhance volume. Some of these relationships include Small Business Development Centers, religious adjudicators, the newly formed Clergy Advisory Council and various local banks.

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

                              Results of Operations


         In 2005, the Company recorded a net loss of approximately $269,000 ($0.25 per share) compared to net income of approximately $1,647,000 ($1.54 per share) in 2004 and a net loss of approximately $1,115,000 in 2003 ($1.03 per share). The financial results for 2005 were adversely impacted by increased provisions to allowance for loan losses totaling $558,000 compared to $45,000 in 2004. In addition, the financial results for the year ended December 31, 2004 included non-recurring income of $1.9 million from the gain on the sale of the Bank's corporate headquarters and an adjacent parking lot. Without this gain, the Bank would have experienced a net loss of approximately $250,000 from its core operations.

A detailed explanation for each component of earnings is included in the sections below.


                     Table 1--Average Balances, Rates, and Interest Income and Expense Summary


                                                                                      December 31,
                                                             2005                         2004                         2003
                                                --------------------------    --------------------------    ------------------------
                                                  Average           Yield/     Average            Yield/     Average          Yield/
(Dollars in thousands)                            balance  Interest   rate     balance  Interest   rate     balance Interest   rate
                                                ------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
    Loans ....................................   $ 47,861     3,429   7.16%   $ 46,037  $  3,009   6.54%   $ 45,168    2,913   6.45%
    Investment securities held-to-maturity ...      8,636       357   4.13       7,273       308   4.23       6,479      273   4.21
    Investment securities available-for-sale        3,852       180   4.67       5,488       252   4.59       9,393      532   5.66
    Interest bearing balances with other banks        584        10   1.71         880        30   3.41         869       21   2.99
Federal funds sold ...........................      5,482       180   3.29       6,244        87   1.39       8,498       98   1.15
                                                 --------  -------- -------   --------  --------  -----    --------   ------  ------
          Total interest-earning assets.......     66,415     4,156   6.26      65,922     3,685   5.59      70,407    3,837   5.45

Noninterest-earning assets:
    Cash and due from banks ..................      3,772                        3,708                        4,433
    Premises and equipment, net ..............      1,073                        2,006                        2,679
    Other assets .............................      2,648                        2,726                        3,922
    Less allowance for loan losses ...........       (683)                        (542)                        (713)
                                                     ----                         ----                         ----
          Total...............................   $ 73,225                      $73,820                     $ 80,728
                                                 ========                      =======                     ========
Liabilities and shareholders' equity:
Interest-bearing liabilities:
    Demand deposits ..........................   $  9,204        64   0.71%   $  9,315  $     49   0.53%     11,924       83   0.70%
    Savings deposits..........................     17,069        58   0.34      18,693        62   0.33      20,241       89   0.44
    Time deposits.............................     23,344       463   1.98      21,559       295   1.37      21,565      375   1.74
                                                   ------       ---   ----      ------       ---   ----      ------      ---   ----
          Total interest-bearing liabilities..     49,617       585   1.18      49,567       406   0.82      53,730      547   1.02
Noninterest-bearing liabilities:
    Demand deposits ..........................     14,668                       16,306                       18,439
    Other ....................................        444                          193                           --
Shareholders' equity .........................      8,496                        7,754                        8,559
                                                    -----                        -----                        -----
          Total                                    73,225                     $ 73,820                     $ 80,728
                                                   ======                     ========                     ========
Net interest earnings ........................             $  3,571                     $  3,280                       3,290

Net yield on interest-earning assets .........                        5.38%                        4.98%                       4.67%

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

     Net interest income totaled $3,571,000 in 2005, an increase of $291,000, or 8.87%, compared to 2004. Net interest income was $3,280,000 in 2004, a decrease of $11,000, or .31%, compared to 2003.



                          Table 2--Rate-Volume Analysis of Changes in Net Interest Income

                                                      2005 compared to 2004       2004 compared to 2003
                                                      ---------------------       ---------------------
                                                    Increase (decrease) due to  Increase (decrease) due to
                                                    --------------------------  --------------------------
(Dollars in thousands)                              Volume    Rate      Net    Volume    Rate      Net
                                                    ------    -----    -----   ------    -----    -----
Interest earned on:
    Loans ........................................   $ 133    $ 287    $ 420    $  57    $  39    $  96
    Investment securities held-to-maturity .......      56       (7)      49       33        2       35
    Investment securities available-for-sale .....     (77)       5      (72)    (219)     (61)    (280)
    Interest-bearing deposits with other banks ...      (5)     (15)     (20)       5        4        9
    Federal funds sold ...........................     (25)     118       93        8      (19)     (11)
                                                       ---      ---       --        -      ---      ---
       Total interest-earning assets .............      82      388      470     (116)     (35)    (151)
                                                        --      ---      ---     ----      ---     ----

Interest paid on:
    Demand deposits ..............................   $  (2)      17       15      (13)     (21)     (34)
    Savings deposits .............................      (6)       2       (4)      (5)     (22)     (27)
    Time deposits ................................      36      132      168       (1)     (78)     (79)
                                                        --      ---      ---       --      ---      ---
       Total interest-bearing liabilities ........      28      151      179      (19)    (121)    (140)
                                                        --      ---      ---      ---     ----     ----
       Net interest income .......................   $  54    $ 237    $ 291    $ (97)   $  86    $ (11)
                                                     =====    =====    =====    =====    =====    =====

Changes in interest  income or expense not arising  solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.



     In 2005, there was an increase in net interest income of $54,000 due to changes in volume and an increase of $237,000 due to changes in rate. In 2004, there was a decrease in net interest income of $97,000 due to changes in volume and an increase of $86,000 due to changes in rate.

     Average earning assets increased slightly to $66.4 million in 2005 from $65.9 million in 2004 and decreased from $71 million in 2003 to $66 million in 2004. With the sale of its corporate headquarters in July 2004, the Bank converted approximately $1.2 million in nonearning assets to liquid earning assets. Current capital levels allow for approximately $25 million in deposit growth while remaining compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Action above).

     The net interest margin of the Bank was 5.38% in 2005, 4.98% in 2004, and 4.67% in 2003. Management actively manages its exposure to interest rate changes. The Bank's deposit base includes many low cost core checking and savings deposits that are not sensitive to rate changes. Thus, although there were a series of short-term rate increases (in aggregate 175 basis points) by the Federal Reserve in 2005, the Bank's cost of funds did not increase at the same pace while floating rate assets including loans, investments and Federal Funds Sold did increase.

     During 2005, the average federal funds yield was 3.29%, compared to 1.39% in 2004 and 1.15% in 2003. During 2005, the average investment in federal funds decreased by $762,000. The reduction was a result of a $1.8 million increase in average loan fundings.

     The yield on the investment portfolio decreased 9 basis points to 4.30% in 2005 compared to 4.39% in 2004 and 4.81% in 2003. The reduction in yield is primarily a result of the purchase of short-term (average 2 year duration) agency securities in late September 2004 that were used as collateral for quasi-governmental deposit customers. These securities had an average yield of 4.00%. In addition, some of the Bank's floating rate mortgage-backed securities that had Treasury and LIBOR indices repriced in 2004 in a lower interest rate environment. The yield is projected to increase in 2006 as many of the floating rate securities repriced in late 2005 in a higher interest rate environment.

     The cost of interest-bearing liabilities increased to 1.18% in 2005 compared to 0.82% in 2004 and 1.02% in 2003.

Consistent with market conditions through mid-year 2004, the Bank reduced the rates it paid on many of its interest-bearing products. Although short-term interest rates increased in 2005 by 175 basis points, increases in rates on the Bank's core deposits did not change at the same pace. When setting the pricing for its deposits, the Bank generally uses the median rate paid by its competitors in the region. Because most of the Bank's deposits are considered core, they were not sensitive to rising interest rates and generally lag market changes. With the introduction of its new signature savings account in 2006 (minimum initial rate of 3.25%), the Bank is projecting an increase in its cost of funds to 1.98%. While increasing, this cost of funds remains below the Bank's peer group average cost of funds of 2.50%.

Provision for Loan Losses

     The provision for loan losses is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

     The net provision for loan losses charged against earnings in 2005 was $558,000 compared to $45,000 in 2004 and $565,000 in 2003. The increase in the provision in 2005 was due to a review and analysis of the Bank's loan portfolio and an increase in the level of classified loans and charge-offs during the year. The Bank charged-off the un-guaranteed portion of three (3) Small Business Administration ("SBA") loans totaling $107,000. The un-guaranteed portion of the loans ranged between 10 and 25 percent of the outstanding loan balances. The Bank also charged-off the guaranteed portion of two (2) of these loans totaling $187,000 because of the unlikely collection from the SBA. In addition, the Bank charged-off forty-seven (47) loans totaling $368,000 related to an improperly administered mirco-loan fund in which it was a participant.

     The Bank made net provisions to the allowance totaling $45,000 for the year ended December 31, 2004. The level of required provision was reduced by the recovery of $265,000 related to one previously charged-off commercial loan.

     In 2003, the Bank made provisions for loan losses totaling $565,000. This level of provision was required because of the charge off of $710,000 that represented the non-SBA guaranteed portion of a loan to one borrower in the telecommunications industry. Severe financial difficulties experienced by the borrower made the full collection of this loan uncertain. In 2003, loans to this borrower totaled $1.3 million. In 2005, the Bank collected the guaranteed portion of the loans that totaled $569,000.

     The Bank continues to monitor its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover potential losses related to the Bank's classified loans. Management believes the level of the allowance for loan losses is adequate as of December 31, 2005.

Noninterest Income

     Noninterest income decreased $2,072,000 in 2005 compared to 2004 and increased $1,764,000 in 2004 compared to 2003. In connection with its 2004 re-capitalization plan, the Bank sold bank-owned real estate including a remote bank-owned parking lot and its corporate headquarters building located at 300 N. Third Street. The sale of these assets resulted in a non-recurring gain of approximately $1,874,000 million in 2004.

     The amount of the Bank's noninterest income also reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. During 2005, customer service fees declined by $171,000, or 20.03%, compared to 2004. In 2005, there was a $1.6 million decline in the Bank's average noninterest bearing demand deposits that resulted in less overdraft fees, activity service charges and low balance fees. Also, in December 2003, to avoid the necessity to escheat the balances of inactive customer accounts, the Bank made an extensive effort to contact customers to re-activate their accounts. The Commonwealth of Pennsylvania requires that accounts that are inactive for five years or more be closed and escheated to the state. This resulted in a reduction in ongoing activity/dormant account service charges beginning in 2004.

     During 2005, surcharge income on the Bank's ATM network declined by $28,000, or 4.63%, compared to 2004.

Some of the Bank's ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank's high volume ATM's were replaced with those of competitors that paid significantly higher transactional fees to site owners. Management continues to seek potentially high volume locations to place machines.

     In 2002, the Bank began developing a new core line of business--serving as arranger/agent for loan syndications for four major corporations throughout the country. In this capacity, the Bank syndicates back-up lines/letters of credit with other minority banks throughout the country for the corporations for which it receives agent fees. In 2005 these fees totaled $202,000 compared to $178,000 and $85,000 in 2004 and 2003, respectively. These fees will be received annually for the administration of the credit facilities. Management plans to continue to develop this core line of business to generate fee income to support the Bank's profitability goals.

Noninterest Expense

      Noninterest expense decreased $379,000, or 7.23%, in 2005 compared to 2004 and decreased $488,000, or 8.52% in 2004 compared to 2003.

        Salaries and benefits decreased $105,000, or 5.42% in 2005 compared to 2004 and decreased $269,000, or 12.21%, in 2004 compared to 2003. As part of the Bank's continued effort to reduce/control expenses, there have been strategic reductions in staff and job consolidations. Also, in conjunction with the closure of its Two Penn Center branch office in July 2004, there was attrition and layoffs that resulted in staff reductions. Management continues its review of its staffing model to ensure the Bank is operating with the most efficient organizational structure.

     Occupancy and equipment expense decreased approximately $108,000, or 9.79%, compared to 2004 and decreased $122,000, or 9.97%, in 2004 compared to 2003. Management continued the implementation of strategies to reduce its occupancy expense including the closure/consolidation of its Two Penn Center Center City branch office in 2004. The cost of the lease was scheduled to double at expiration. As part of the Bank's profit restoration plan, upon expiration of the lease in July 2004, this branch was closed and consolidated with other branches in the network to further reduce operating costs. In addition, there was a reduction in depreciation expense related to the Two Penn Center branch office for which leasehold-related improvements and furniture became fully depreciated. The Bank realized a full year expense benefit in 2005 related to the closure of this branch.

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

     Office operations and supplies expense decreased by $67,000, or 16.18%, in 2005 compared to 2004 and decreased $41,000, or 9.11%, in 2004 compared to 2003. In conjunction with the closure/consolidation of the Bank's Two Penn Center financial service center in July 2004, reductions were experienced in this category of expense including security guards, supplies and other costs associated with branch operations.

     Marketing and public relations expense increased by $18,000, or 21.5%, in 2005 compared to 2004 and decreased by $31,000, or 27.21% in 2004 compared to 2003. In April 2005, the Bank engaged a public relations firm to assist with re-acquainting the leaders in the Philadelphia region with the services of the Bank in effort to stimulate business development activity. Activities of this firm yielded in excess of $1 million in new deposit balances in 2005. Management will continue to seek cost-effective methods to sell its brand and products including the use of co-branded marketing materials with its strategic alliances and advertising in community-based newspapers and church bulletins.

     Professional services increased by $26,000, or 11.06%, in 2005 compared to 2004 and increased $18,000, or 8.28%, in 2004 compared to 2003. The increase in 2005 is primarily related to the use of consultants to assist the Bank with the preparation of a five-year strategic plan. In addition, the Bank used external consultants to assist with disaster recovery testing and penetration testing associated with its computer systems. In 2004, the Bank used consultants for human resource-related matters including the development of a new employee performance management system and compensation/contract review for the Bank's two executive officers. Also, in October 2004, the Bank engaged two business development consultants to assist with developing loans and deposits for the Bank.

     Data processing expenses are a result of the management decision to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.

     Data processing expenses decreased by $155,000, or 27.61%, in 2005 compared to 2004 and decreased $99,000, or 15.00%, in 2004 compared to 2003. The reduction in 2005 is primarily a result of a decline in processing costs associated with the Bank's automated teller machine network because of fewer machines in service as well as a contract re-negotiation with its service provider. In addition, the Bank experienced a reduction the in monthly processing cost of its core processor, FISERV, as a result of the removal of closed deposit accounts from the account database as well as a line-by-line review of the invoice to identify other areas of savings.

     The decline in 2004 is primarily the result of the conversion/consolidation of the consumer loan account processing (previously outsourced to EDS) with its core vendor, FISERV. This conversion resulted in a monthly savings of approximately $6,000. The Bank continues to study methods by which it may further reduce its data processing cost including the consolidation of its mortgage loan service providers in 2006.

     Federal deposit insurance premiums were $113,000 in 2005, $72,000 in 2004, and $34,000 in 2003. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution's overall rating, with the stronger institutions paying lower rates. The Bank's assessment was based on 1.96 basis points for BIF (Bank Insurance
Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits. By typical regulatory guidelines the Bank is considered "well" capitalized, however, because it is operating with a Written Agreement (Refer to "Regulatory Action" above), it is only considered to be "adequately" capitalized. The increase during 2005, is a result of the perceived risk associated with the Bank's operating losses.

     All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

                               FINANCIAL CONDITION

                            Sources and Uses of Funds

     The Bank's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 below indicates how the Bank has managed these elements. Average funding uses increased $493,000, or 0.75% in 2005 compared to 2004 and decreased approximately $4.5 million, or 6.37%, in 2004 compared to 2003.


                                 Table 3--Sources and Use of Funds Trends

                                                     2005                             2004                  2003
                                         ----------------------------     ---------------------------       ----
                                                    Increase                        Increase
                                          Average  (decrease)            Average   (decrease)              Average
(Dollars in thousands)                    balance    amount   Percent    balance     amount    Percent     balance
                                         --------   -------   -------   ---------   -------    ------      -------
Funding uses:
    Loans .............................  $  47,861  $ 1,824     3.96%     $46,037   $   869     1.92%     $ 45,168
    Investment securities..............
      Held-to-maturity.................     8,636     1,363    18.74        7,273       794    12.25         6,479
      Available-for-sale...............     3,852    (1,636)  (29.81)       5,488    (3,905)  (41.57)        9,393
      Interest-bearing balances with
      other banks......................       584      (296)  (33.64)         880        11     1.27           869
      Federal funds sold...............     5,482      (762)  (12.20)       6,244    (2,254)  (26.52)        8,498
                                            -----      ----   ------        -----    ------   ------         -----

          Total uses...................    66,415       493              $ 65,922   $(4,485)              $ 70,407
                                           ------       ---              ========   ========              ========

Funding sources:
    Demand deposits:
      Noninterest-bearing..............  $ 14,668   $(1,638)  (10.05)%   $ 16,306   $(2,133)  (11.57)%    $ 18,439
      Interest-bearing.................     9,204      (111)   (1.19)       9,315    (2,609)  (21.88)       11,924
    Savings deposits...................    17,069    (1,624)   (8.69)      18,693    (1,548)   (7.65)       20,241
    Time deposits......................    23,344     1,785     8.28       21,559        (6)    (.03)       21,565
                                           ------     -----     ----       ------        --     ----        ------
          Total sources................    64,285    (1,588)              $65,873   $(6,296)              $ 72,169
                                         --------    -------              =======   ========              ========

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

     Average investment securities, decreased by $273,000, or 2.14%, in 2005 compared to 2004, and decreased $3.1 million, or 19.60%, in 2004 to 2003. The decrease in investments was primarily a result of paydowns in the Bank's mortgage-backed securities portfolio.

        The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. As reflected in Table 4 below, the average maturity of the portfolio is 3.25 years compared to 3.07 years in 2004. In the current rising interest rate environment, the duration of the investment portfolio is slightly extended because of the reduction in the prepayment speed on the Bank's mortgage-backed security portfolio.

        At December 31, 2005, approximately 48% of the portfolio consists of mortgage-backed pass-through securities that have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment. Because customers are less likely to refinance in the current rising interest rate environment, the prepayment speed decreased on this component of the portfolio. The constant one year prepayment rate (CPR) at December 31, 2005 was 20.60% compared to 24.06% at December 31, 2004. This translates into 20.60% of the mortgage-backed pools repaying on an annual basis. This results in less monthly cash flow than was received in 2004.

         The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the projected current rising rate environment.


                                          Table 4--Analysis of Investment Securities

                                                          After one but         After five but
                                    Within one year     within five years      within ten years    After ten years
(Dollars in thousands) .........     Amount    Yield     Amount      Yield      Amount    Yield     Amount   Yield   Total
                                   --------    -----    -------   ---------    -------   -------   -------   -----  ------
Other government securities ....   $  1,246    3.93%   $ 5,498       4.26%      $ 500     4.03%     $   --       %  $ 7,244
Mutual funds and other .........                       --                       --                  --                  340
Mortgage-backed securities .....         --                 --                     --                   --            6,121
                                    -------            -------                  -----               ------          -------
Total securities ...............   $  1,246            $ 5,498                  $ 500                   --          $13,705
                                    =======            =======                 ======                               =======
Average maturity ...............                                                                                 3.25 years
                                                                                                                 ==========

The above table sets forth the maturities of investment securities at December 31, 2005 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).


Loans

      Average loans increased approximately $1,824,000, or 3.96%, in 2005 compared to 2004 and increased $869,000, or 1.92%, in 2004 compared to 2003. During 2005, the Bank funded $12 million in new commercial loans. However, growth in the loan portfolio was offset by payoffs of some large loan participations the Bank had with other financial institutions. In addition, the Bank's mortgage loan portfolio declined by $3.1 million as a result of customers with adjustable rate loans refinancing into fixed rate mortgages to avoid the negative impact of interest rate increases that occurred during the year.

     The Bank has developed relationships with other financial institutions in the region with which it participates in loans as a strategy to grow its commercial loan portfolio. This strategy continues to be utilized while the Bank enhances it own business development capacity. Approximately $1.6 million in commercial loan participations were booked during 2005. Most of these participations were secured by commercial real estate.

      To increase the level of loan originations management will add a business development officer/lender and retail sales manager to its staff in 2006. In addition, three (3) existing staff positions will be re-allocated to business development. Individuals in these positions will drive loan and deposit growth for the Bank.

      The Bank's loan-to-deposit ratio at December 31, 2005 was 72.8%---slightly lower than 2004 at 73.6%. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity. The decrease in this ratio is the result of a slightly larger deposit base.

      As reflected in Table 5 below, the Bank's loan portfolio is heavily concentrated in commercial real estate loans that comprise approximately $25.8 million, or 55.60%, of total loans. Of the $12 million in 2005 of new commercial loan originations, $8.4 million were commercial real estate transactions, including $3.8 million in loans made to religious organizations. The Bank also continued to fund construction financing from prior year's loan originations. Continued payoffs resulted in a reduction of the residential mortgage loan component of the portfolio from $10.6 million at December 31, 2004 to $7.5 million at December 31, 2005.

      In January 2005, the Bank sold $1,412,000 of its student loan portfolio and recorded a gain of $25,000. At December 31, 2004, these loans were recorded as held-for-sale. In December 2005, the Bank sold $363,000 of its student loan portfolio and recorded a gain of $6,000. These loans were sold to provide liquidity for the funding of higher yielding less costly to service commercial loans. Student loans are typically held in the consumer loan portfolio.

      As reflected in Table 6 below, approximately 54.08% of the Bank's loan portfolio have scheduled maturities or reprice in five years or more. This position is largely a result of the Bank's relatively high level of residential mortgage loans and the typical five to seven year balloon structure of the commercial real estate portfolio. While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.



                                           Table 5--Loans Outstanding, Net of Unearned Income

                                                                            December 31,
                                                 ------------------------------------------------------------------
(Dollars in thousands)                            2005           2004           2003          2002           2001
                                                 -------       --------       -------        -------       --------

Commercial and industrial...................     $ 7,176       $ 15,217       $11,361        $10,855       $ 11,054
Commercial real estate......................      25,809         13,070        11,862         11,898          5,504
Residential mortgages.......................       7,546         10,665        15,110         13,560         18,148
Consumer loans..............................       5,891          6,729         8,695          7,820          8,294
                                                 -------         ------       -------        -------          -----
                                                                      -             -              -              -
                                                                 ------       -------        -------          -----
    Total loans.............................     $46,422       $ 45,681       $47,028        $44,133       $ 43,000
                                                 -------        =======        ======         ======        =======


                                                Table 6--Loan Maturities and Repricing

                                                     Within            After one but         After
(Dollars in thousands)                              one year         within five years    five years         Total
                                                  ------------       -----------------     ---------       ---------

Commercial and industrial...................        $    779             $ 3,734            $ 2,663        $  7,176
Commercial real estate......................           4,510               5,854             15,445          25,809
Residential mortgages.......................             467               2,008              5,071           7,546
Consumer loans..............................           2,637               1,330              1,924           5,891
                                                    --------              ------              -----          ------
      Total loans...........................        $  8,393             $12,926            $25,103        $ 46,422

Loans maturing after one year with:
    Fixed interest rates....................                             $35,261
    Variable interest rates.................                              11,161


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


                                                Table 7--Nonperforming Loans

(Dollars in thousands)                            2005           2004           2003          2002           2001
                                                 -------       --------       -------        -------       --------

Nonaccrual loans............................     $   683       $  1,366       $ 1,588        $   651       $    412
Interest income included in net income
    for the year............................          37             22            62             25             25
Interest income that would have been
    recorded under original terms...........          56            143           120             49             29
Loans past due 90 days and still accruing...           -             65           560            797            526
Restructured loans..........................         554          1,411           569          1,286            182


        At December 31, 2005, nonaccrual loans totaled $683,000 compared to $1,366,000 at December 31, 2004. The decrease in 2005 is primarily related to the $569,000 collection of the SBA guaranteed portion of one problem loan and the charge-off of $294,000 related to three (3) other SBA guaranteed loans for which collection is uncertain. At December 31, 2005, $191,000 of the Bank's nonaccrual loans carried some level of guarantee from the SBA that provide credit enhancement to these loans.

       The balance of impaired loans was $386,000 and $1,034,000 at of December 31, 2005 and 2004, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with these loans was $113,000 and $259,000 at December 31, 2005 and 2004, respectively. In February 2006, the Bank reached a compromise agreement with the borrower on one real estate secured impaired loan totaling $127,000. The borrower has entered an agreement of sale for $185,000 on the underlying collateral property for which the Bank has received a deposit of $50,000. Full collection of principal balance is expected by April 1, 2006.

      Interest income recognized on impaired loans in 2005 was $37,000. There was no interest recognized on impaired loans in 2004. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

     From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others. As of December 31, 2005, the Bank had $554,000 in restructured loans.

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

     At December 31, 2005, approximately 25% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region's religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At December 31, 2005, none of these loans were nonperforming.

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

        The allowance for loan losses as a percentage of total loans was 1.02% at December 31, 2005 compared to 1.28% at December 31, 2004. The decline in this ratio is a result of charge-offs and a reduction in the level of classified loans. In 2005, the Bank charged-off the un-guaranteed portion of three (3) SBA loans totaling $107,000. The Bank also charged-off the guaranteed portion of two
(2) of these loans totaling $187,000 because of the unlikely collection from the SBA. In addition, the Bank charged-off forty-seven (47) loans totaling $368,000 related to an improperly administered mirco-loan fund in which it was a participant.

     As a result of the charge-offs and the $569,000 collection from the SBA of the guaranteed portion of a problem loan, the level of classified loans significantly declined in 2005. At December 31, 2005, the Bank's classified loans totaled $694,000, or 1.50% of total loans, compared to $1.2 million, or 2.50%, of total loans at December 31, 2004. Approximately $191,000 of the Bank's classified loans are guaranteed by the SBA.

        The Bank continues to proactively monitor its credit quality while working with borrowers in an effort to identify and control credit risk.


                Table 8--Allocation of Allowance for Loan Losses

                               2005               2004                2003                2002                2001
                      ---------------------------------------------------------------------------------------------------
                                 Percent             Percent             Percent             Percent             Percent
                                 of loans            of loans            of loans            of loans            of loans
                                 in each             in each             in each             in each             in each
                                 category            category            category            category            category
                                  total               total               total               total               total
                        Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
(Dollars in thousands)
Commercial and
   industrial ....... $     267    15.46%    $ 424     32.31%     $267     24.16%  $  565    24.60%    $  576      37.30%
Commercial real
   estate ...........        66    55.59        49     27.75         -     25.22       37    26.96         29      1.21
Residential mortgages        17    16.25        14     17.29        35     32.13       45    17.72         30      19.29
Consumer loans ......        79    12.69       110     22.65        37     18.49       28    30.72         73      42.20
Unallocated .........        43        -         6         -         -         -        -        -          -          -
                      ---------   ------     -----    ------      ----    ------   ------   ------     ------     ------

                      $     472   100.00%    $ 603    100.00%     $339    100.00%  $  675   100.00%    $  708     100.00%
                      =========   ======     =====    ======      ====    ======   ======   ======     ======     ======

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

                 Table 9--Analysis of Allowance for Loan Losses

                                                                                         Year ended December 31,
(Dollars in thousands)                                      2005             2004             2003             2002       2001
Balance at January 1 .................................     $ 603            $ 339            $ 675            $ 708      $ 562
Charge-offs:
    Commercial and industrial ........................      (762)              --             (799)              --        (61)
    Commercial real estate ...........................        --               --               --             (100)        --
    Residential mortgages ............................        --               --               --               --         --
    Consumer loans ...................................      (219)            (240)            (174)            (261)      (261)
                                                           -----            -----            -----            -----      -----
                                                            (981)            (240)            (973)            (361)      (322)
                                                           -----            -----            -----            -----      -----

Recoveries--commercial loans .........................       165              265               --               27         --

Recoveries--consumer loans ...........................       127              194               72              126        133
                                                           -----            -----            -----            -----      -----

                                                             292              459               72              153        133

Net recoveries(charge-offs) ..........................      (689)             219             (901)            (208)      (189)
Provisions charged to operations .....................       558               45              565              175        335
                                                           -----            -----            -----            -----      -----

Balance at December 31 ...............................     $ 472            $ 603            $ 339            $ 675      $ 708
                                                           =====            =====            =====            =====      =====
Ratio of net (recoveries) charge-offs to average loans
    outstanding ......................................      1.50%           (0.48)%           1.99%            0.49%      0.41%


     The amount charged to operations and the related balance in the allowance for loan losses are based upon the periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience, and management's estimate of future potential losses.

Deposits

      Average deposits declined approximately $1.6 million, or 2.41%, in 2005 compared to 2004 and declined $6.3 million, or 8.72%, in 2004 compared to 2003. One of the primary areas of decline was in demand deposit accounts that decreased on average by $1.6 million, or 10.05%, compared to 2004. This decrease was primarily related to one significant deposit relationship with a quasi-governmental organization that converted its deposit relationship from a noninterest bearing checking account to certificates of deposit for which there was a corresponding increase in the average balance.

     The Bank also experienced a decline of $1.6 million, or 8.69%, in its average savings deposits during 2005. In July 2004, the Bank closed its 2 Penn Center Office located in Center City Philadelphia. The closure of this branch resulted in some savings passbook account attrition. Because passbook customers must physically enter the branch to complete transactions, electronic banking alternatives including ATMs and e-banking could not be used to help retain the savings account deposits.

      Current capital levels allow for approximately $25 million in deposit growth and still remain compliant with mandatory capital requirements outlined in its Written Agreement with its regulators (See Regulatory Action above).

The Bank is in the process of implementing business development strategies including a signature savings account and remote deposit capture to increase the level of core deposits. In addition, the Bank will leverage the strategic partnerships/alliances it has developed to cross-sell its products and services.

                  Table 10--Average Deposits by Class and Rate

                                                     2005                     2004                    2003
                                                     ----                     ----                    ----

(Dollars in thousands)                         Amount      Rate        Amount      Rate          Amount      Rate
                                              -----------------        ----------------         ------------------
Noninterest-bearing demand deposits           $14,668        -%        $16,306       - %        $18,439        -%
Interest-bearing demand deposits                9,204      0.71          9,315     0.53          11,924      0.70
Savings deposits                               17,069      0.34         18,695     0.33          20,241      0.44
Time deposits                                  23,344      1.98         21,559     1.37          21,565      1.74



Other Borrowed Funds

     The Bank did not borrow funds during 2005. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank's liquidity has been enhanced by loan paydowns/payoffs and called investment securities--thereby, reducing the need to borrow.

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

    Summaries of the Bank's financial instrument commitments are as follows:

                                                                                        2005             2004
                                                                                     -----------     -----------
       Commitments to extend credit..............................................    $12,727,370     $13,749,562

       Outstanding letters of credit.............................................         10,000              --

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

     The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board ("FRB") regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2005, management believes the Bank's liquidity is satisfactory and in compliance with FRB regulations.

     The Bank's principal sources of asset liquidity include investment securities consisting primarily of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. There are no securities maturing in one year or less. However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. At December 31, 2005, approximately $8.2 million in loans are scheduled to mature within one year.

     The Bank's overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.



             Table 11--Maturity of Time Deposits of $100,000 or More


         (Dollars in thousands)

         3 months or less.....................................      $10,485
         Over 3 through 6 months..............................        2,520
         Over 6 months through 1 year.........................            -
         Over 1 through five years............................
         Over five years......................................            -
                                                                    -------

         Total................................................      $13,005
                                                                    =======


The following table sets forth contractual obligation and other commitments representing required and potential cash outflows as of December 31, 2005:

             Table 12--Contractual Obligations and Other Commitments

                                                   Less than              One to             Four to         After
(Dollars in thousands)               Total          one year            three years        five years      five years

Certificates of Deposit........    $ 22,670         $ 21,296             $   954            $   343        $     77
Rental Obligations.............       2,338              310                 630                468             930
                                   --------         --------             -------            -------        --------
                                         --               --                  --
         Total                     $ 25,008         $ 21,606             $ 1,584            $   811        $  1,007
                                   ========         ========             =======            =======        ========

     In February 2005, the Bank entered into a 10-year lease for its new corporate headquarters located at The Graham Building in Center City Philadelphia. As reflected in Table 12 above, this transaction is included in the Bank's long-term rental obligations.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 13 sets forth the earliest repricing distribution of the Bank's interest-earning assets and interest-bearing liabilities at December 31, 2005, the Bank's interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank's cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2005, an asset sensitive position is maintained on a cumulative basis through one year of 5.50%. This level is within the Bank's policy guidelines of +/-15% on a cumulative one-year basis. Interest rate risk is minimized by the Bank's high level of core deposits that have been placed in shorter repricing intervals. Generally, because of the Bank's positive gap position in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

     For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank's historical experience.


                     Table 13--Interest Sensitivity Analysis

                                                     Interest rate sensitivity gaps as of December 31, 2005
                                                                       Over
                                                            Over      1 year       Over
                                              3 months    3 through   through    3 through    Over
(Dollars in thousands)                         or less    12 months   3 years     5 years    5 years    Cumulative
Interest-sensitive assets:
    Interest-bearing deposits with banks.      $    --    $    290    $    --     $    --    $     --     $   290
    Investment securities................        2,360       2,632      3,071       3,232       2,410      13,705
    Federal funds sold...................        5,292           -          -           -           -       5,292
    Loans................................       17,039      10,389      5,684       3,513       9,797      46,422

      Total interest-sensitive assets....        24,691     13,311      8,755       6,745      12,207     $65,709

      Cumulative totals..................        24,691     38,002     46,757      53,502      65,709

Interest-sensitive liabilities:
    Interest checking accounts...........        1,960           -      1,960           -           -       3,920
    Savings accounts.....................       11,132           -     11,132           -           -      22,264
    Certificates  $100,000 or more.......       10,485       2,520          -           -           -      13,005
    Certificates of less than $100,000 ..        3,404       4,887        954         420           -       9,665
      ...................................
                                               -------    --------    -------     -------    --------     -------

      Total interest-sensitive liabilities     $26,981    $  7,407    $14,046     $   420    $      -     $48,854
                                               =======    ========    =======     =======    ========     =======

      Cumulative totals..................      $26,981    $ 34,388    $48,434     $48,854    $ 48,854
                                               =======    ========    =======     =======    ========

Interest sensitivity gap.................      $(2,290)   $   5904    $(5,292)    $ 6,325    $ 12,207
                                               =======    ========    =======     =======    ========

Cumulative gap...........................       (2,290)      3,614     (1,677)      4,648      16,855

Cumulative gap/total earning assets......         3.49%       5.50%       2.55%       7.07%     25.65%

Interest-sensitive assets to interest-sensitive
    liabilities..........................         0.92        1.80        0.62       16.06         --          --


Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management's estimates.


     While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or "earnings" at risk at December 31, 2005 are as follows:

                                          Net interest        Percent of
               Changes in rate              income               risk

                                    (Dollars in thousands)

               +200 basis points            $ 3,471              0.73%
               +100 basis points              3,463              0.49
               Flat rate                      3,446                --
               -100 basis points              3,410              1.04
               -200 basis points              3,345              2.93


     A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank's assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as "economic value" of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2005 are as follows:


                                                                MV of equity
               Changes in rate             MV equity            Risk change

                                    (Dollars in thousands)

               +200 basis points            $ 6,479              (14.7)%
               +100 basis points              7,377               (7.9)
               Flat rate                      8,205                -
               -100 basis points              8,853                4.8
               -200 basis points              9,413               21.0


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

     The Bank's Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is within the policy limits of the Bank at December 31, 2005. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

     Total shareholders' equity decreased $320,000 in 2005 compared to 2004 and increased $1.6 million in 2004 compared to 2003. The decline in capital in 2005 is primarily attributable to the net loss of $269,000 for the year as well as a decline in other comprehensive income related to an increase in the unrealized loss on securities classified as available-for-sale.

     The increase in 2004 was primarily related to gains realized on the sale of bank-owned real estate totaling $1.9 million. Aggressive steps were taken to infuse additional capital to ensure the continued viability and growth of the institution.

     While gains on asset sales were used to re-capitalize the Bank and support growth and profitability strategies, the next phase of capital generation will focus on retained earnings--attaining continuous profitability from the Bank's core operations---loan and deposit growth. Management will seek to leverage capital down to industry levels through growth generated by its strategic initiatives--signature savings and remote deposit capture.

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

     As indicated in Table 14, the Company's risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by offering additional stock (preferred and common) for sale in a private offering as well as increasing the rate of internal capital growth as a means of maintaining the required capital ratios. However, the Bank's growth and operating losses may have an adverse effect on its capital ratios. UBS and the Bank do not anticipate paying dividends in the near future.

                            Table 14--Capital Ratios

(Dollars in thousands)                                       2005           2004            2003
Total Capital .......................................     $  8,491       $  8,812       $  7,235
Less: Intangible Assets/Net unrealized gains (losses)
 on available for sale ..............................       (1,382)        (1,578)        (1,826)
Tier I capital ......................................        7,109          7,234          5,409
Tier II capital .....................................          472            544            339


Total qualifying capital ............................     $  7,581       $  7,778       $  5,748

Risk-adjusted total assets (including
 off-balance-sheet exposures) .......................     $ 44,503       $ 43,436 $       44,971

Tier I risk-based capital ratio .....................        15.97%         16.65%         12.03%
Total (Tier I and II) risk-based capital ratio ......        17.03          17.91%         12.78%
Tier I leverage ratio ...............................         9.87           9.89%          7.19%

      See "Regulatory Action" above for a description of and status of compliance with the regulatory Agreement under which the Bank is currently operating.

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

     In December 2004, the FASB issued Statement No. 123 (Revised 2004) ("SFAS No. 123R") "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair valued method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107, ("SAB No. 107") which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. UBS will be required to apply SFAS No. 123R as January 1, 2006. UBS does not anticipate this revision will have a material effect on its financial statements.

     In November 2004, the Emerging Issues Task Force ("EITF") published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles ("GAAP") when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The APB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board ("FASB") directed the FASB staff to issue two proposed FASB Staff Positions ("FSP"): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") is effective for reporting periods beginning after December 15, 2005. UBS does not anticipate this revision will have a material effect on its financial statements.

      ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The financial information required by this Item 7A is incorporated by reference to page 33 of this Report, the Liquidity and Interest Rate Sensitivity Management provisions and pages 33 to 37 of this Report, including Table 13 the Interest Sensitivity Analysis Table of this Report.

              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements on pages 52 to 78 hereof.

             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2005.

                        ITEM 9A--CONTROLS AND PROCEDURES

     UBS carried out an evaluation, under the supervision and with the participation of the UBS' management, including the UBS' Chief Executive Officer, Evelyn F. Smalls and Chief Financial Officer, Brenda Hudson-Nelson, of the effectiveness of the design and operation of the UBS' disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that UBS' disclosure controls and procedures as of December 31, 2005, are effective and timely in alerting them to material information relating to UBS (including its consolidated subsidiaries) required to be included in UBS' periodic SEC filings.

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

(a) Directors of the Registrant and Bank

                                              Principal occupation and               Year first             Term
Name                             Age             other directorships               became director       will expire
Bernard E. Anderson              67         Professor of Management/Economist           2002                2006
                                            At the Wharton School,
                                            Philadelphia, PA


David R. Bright                  66         Retired, Executive Vice President
                                            Meridian Bancorp                            2002                2006
                                            Philadelphia, PA

Joseph T. Drennan                60         Universal Capital Management, Inc.          2004                2008
                                            Wilmington, DE

L. Armstead Edwards              63         Chairman,                                   1993                2008
                                            United Bancshares, Inc.
                                            Owner and President,
                                            Edwards Entertainment., Inc.
                                            Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)    61         Retired as co-Founder,                      1996                2008
                                            John Frazier, Inc.
                                            Philadelphia, Pennsylvania

William B. Moore                 63         Secretary,
                                            United Bancshares, Inc.
                                            Pastor, Tenth Memorial                      1993                2007
                                            Baptist Church
                                            Philadelphia, Pennsylvania

Ashan M. Nasratullah             48         President,
                                            JNA Capital, Inc.
                                            Philadelphia, PA                            2004                2009

Evelyn F. Smalls                 60         President and CEO of Registrant             2000                2007
                                            and United Bank of Philadelphia

Ernest L. Wright                 77         Founder, President and                      1993                2008
                                            CEO of Ernest L. Wright
                                            Construction Company
                                            Philadelphia, Pennsylvania

(b)    Executive Officers of Registrant and Bank

Name                             Age        Office
Evelyn F. Smalls                 60         President and Chief Executive Officer

Brenda M. Hudson-Nelson          44         Executive Vice President/Chief Financial Officer

L. Armstead Edwards              63         Chairman, Board of Directors

William B. Moore                 62         Secretary

Marionette Y. Frazier            61         Assistant Secretary

Joseph Drennan                   60         Treasurer*

     *Please note that Mr. Drennan was elected as Treasurer of the Registrant and the Bank and serves as Chairman of the Audit Committees of those Board's of Directors beginning on November 14, 2005.


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

                     INFORMATION ABOUT THE AUDIT COMMITTEES

Information about the UBS' Audit/Compliance Committee and Financial Expert

     The Audit/Compliance Committee of UBS' Board of Directors(1) comprised of Angela M. Huggins(3) (Chairman), Joseph T. Drennan(2), L. Armstead Edwards, Marionette Y. Frazier and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Committee meets with UBS' independent certified public accountants to review the results of the annual audit and other related matters. Each member of the Committee is "independent" as defined in the applicable listing standards of the National Association of Securities Dealers ("NASDAQ"). The Committee held four (4 ) meetings during 2005.

     Each member of the Audit/Compliance Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Company and the Bank have determined that Joseph T. Drennan is a "Financial Expert," as defined in the SEC's regulations.

     The Compliance Committee is combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to included the review of regulatory compliance matters, the Bank's compliance programs and the CRA Act activities.

Information about the Bank's Audit/Compliance Committee

     The Audit/Compliance Committee of the Bank Board of Directors(1) comprised of Angela M. Huggins(3) (Chairman), Joseph T. Drennan(2), L. Armstead Edwards , William B. Moore, and Marionette Y. Frazier meets at least quarterly. The Audit/Compliance Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the Bank's independent registered public accountants to review the results of the annual audit and other related matters, with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. Each member of the Audit/Compliance Committee is "independent" as defined in the applicable listing standards of the NASDAQ. The Committee held four (4 ) meetings during 2005.

     In 2003, the Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis, in addition to the audit matters outlined above, compliance matters are addressed to included the review of regulatory compliance matters, the Bank's compliance programs and the CRA Act activities.


     (1)The Audit Committees of UBS and the Bank are operating standing committees established in accordance with Section 3(a)58(A) of the Exchange Act. (2)Mr. Drennan was elected as Treasurer of the Registrant and the Bank and serves as Chairman of the Audit Committees of those Board's of Directors beginning on November 14, 2005
     (3)Angela M. Huggins retired from the Registrant's and Bank's Boards of Directors and their Audit Committee in November 2005 upon the expiration of her term.



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

General Information About UBS' and Bank's Boards of Directors

     UBS' Board of Directors meets when necessary and during 2005 held eleven
(11) meetings, including UBS' organization meeting. The Bank's Board of Directors was scheduled to meet at least monthly, except in August. The total number of meetings of the Bank's Board of Directors that were held in 2005 was eleven (11).

Information About the Committees of UBS' Board of Directors

     The Committees of UBS' Board of Directors are the Executive Committee and the Audit Committee. The Executive Committee comprised of L. Armstead Edwards (Chairman), Steven L. Sanders(4) (Vice Chairman)(1), Angela M. Huggins(3), William B. Moore, Evelyn F. Smalls, and Marionette Y. Frazier meets, when necessary, at the call of the Chairman, and to exercise the authority and powers of UBS' Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2005.

For information about UBS' and the Bank's Audit/Compliance Committees refer to "INFORMATION ABOUT THE AUDIT COMMITTEES" above.

Information About UBS' Nominating Committee

     The Nominating Committee, comprised of Angela M. Huggins(3) (Chairman), L. Armstead Edwards and Ernest L. Wright, meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank. The Committee will be independent and meet the requirements for independence of NASDAQ. The Nominating Committee a charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS and the charter will be attached to the Proxy Statement sent to the UBS shareholders in connection with UBS' next Annual Meeting. The Committee did not hold any meetings during 2005.

Meetings of UBS' Board and its Committees

     The total number of meetings of UBS' Board of Directors that were held in 2005 was eleven (11). All of the incumbent directors, who were directors during 2005 (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors and (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served except William B. Moore, who attended seventy-three percent (73%) and Steven Sanders(4) who attended fifty-five percent (55%) of all Board of Director and Executive Committee meetings.

(3)Angela M. Huggins retired from the Board of Directors in November 2005 upon the expiration of her term.

(4)Steve Sanders resigned from the Board of directors in January 2006 because of a change in his work schedule that precluded him from attending board meetings.

Information About Committees of the Bank's Board of Directors

     The Committees of the Bank's Board of Directors are the Executive, Asset and Liability Management, the Audit/Compliance Committees, and the Loan Committee.

     The Executive Committee comprised of L. Armstead Edwards (Chairman), Steven
L. Sanders(4) (Vice Chairman), Angela M. Huggins(3), William B. Moore, Evelyn F. Smalls and Marionette Y. Frazier meets, when necessary, at the call of the Chairman, to discuss and approve certain human resource matters including compensation, to ratify and approve certain of the Bank's loans and to exercise the authority and powers of the Bank's Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2005.

      The Compensation Committee, comprised of Steven Sanders (Chairman)(1), L. Armstead Edwards, Angela M. Huggins(3) , William B. Moore, and Marionette Y. Wilson, meets to discuss compensation matters. The Compensation Committee of the Bank annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO's performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls, the President of UBS and Brenda M. Hudson-Nelson, Executive Vice President and Chief financial Officer. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2005, the Compensation Committee did not hold any meetings as there were no changes in the contracts of the executive officers or other matters for discussion.

     The Asset and Liability Management Committee comprised Bernard E. Anderson (Chairman), L. Armstead Edwards, Angela M. Huggins(3) , Evelyn F. Smalls and Ernest L. Wright meets quarterly to review and manage the Bank's exposure to interest rate risk, market risk and liquidity risk. During 2005, the Asset and Liability Management Committee held three (3) meetings.

     The Loan Committee, comprised of David R. Bright (Chairman) L. Armstead Edwards, Ernest L. Wright, and Evelyn F. Smalls meets when necessary to review and approve loans that are $200,000 and over and to discuss other related loan matters. The Committee held 11 (eleven) meetings during 2005.

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

Meetings of Bank's Board and its Committees

     The total number of meetings of the Bank's Board of Directors that were held in 2005 was eleven (11). All incumbent directors (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors,and (ii) attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served except William B. Moore, who attended seventy-three percent (73%), and Steven Sanders(4) who attended fifty-five percent (55%) of all Board of Directors and Executive Committee meetings.

(3)Angela M. Huggins retired from the Board of Directors in November 2005 upon the expiration of her term.
(4)Steve Sanders resigned from the Board of directors in January 2006 because of a change in his work schedule that precluded him from attending board meetings.





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


                       UBS'S AND BANK'S EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 10, 2006:

                                                                                                                     UBS Stock
      Name, Principal Occupation and           Age as of                                                            Beneficially
   Business Experience For Past 5 Years     March 10, 2006  Office with the UBS and/or Bank                            Owned
Evelyn F. Smalls(1)(2)                            60        President and Chief Executive Officer and                   600
                                                            Director of UBS and Bank
Brenda M. Hudson-Nelson (3)                       44        Executive Vice President and Chief Financial Officer         50
                                                            of UBS and Bank
__________________
Footnote Information Concerning Executive Officers


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

                           CODE OF CONDUCT AND ETHICS

    UBS and the Bank has adopted a Code of Business Conduct and Ethics ( the "Code") that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer. The Code meets the requirement of a code of ethics for the UBS' and the Bank's principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC's Regulation S-K. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC. The Code complies with requirements of Sarbanes - Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee."

    UBS will provide, without charge, a copy of its Code of Business Conduct and Ethics to any person who requests a copy of the Code. A copy of the Code may be requested by writing to the President of UBS at United Bank of Philadelphia at 30 S. 15th Street, Suite 1200, Philadelphia, PA 19102.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires that UBS' directors and executive officers file reports of their holdings of UBS' Common Stock with the SEC. Based on UBS' records and other information available to UBS believes that the SEC's Section 16(a) reporting requirements applicable to UBS' directors and executive officers were complied with for UBS' fiscal year ended December 31, 2005. There were no reportable transactions during this period.

                        ITEM 11 -- EXECUTIVE COMPENSATION

      The Compensation Committee, comprised of Steven Sanders (Chairman), L. Armstead Edwards, Angela M. Huggins, William B. Moore, and Marionette Y. Wilson, meets to discuss compensation matters. The Compensation Committee of the Bank annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO's performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief financial Officer. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2005, the Compensation Committee did not hold any meetings.

     The following information relates to all plan and non-plan compensation awarded to, earned by, or paid to (i) Evelyn F. Smalls, the President and Chief Executive Officer of the Bank , and (ii) Brenda M. Hudson-Nelson, Executive Vice President and Chief Financial Officer of the Bank, the only persons who were serving as executive officers of the Bank at December 31, 2005 (Ms. Smalls and Ms. Hudson-Nelson are hereinafter sometimes collectively referred to as the "Named Executive Officers").

      Summary Compensation Table

     The disclosure regarding the compensation of the Bank's executives includes the following table that sets forth the compensation paid to the Named Executive Officers during the last three fiscal years.

                                                                                       Annual Compensation(1) (3)
                                                                                                      Stock        All Other
                Name and Principal Position During 2005                 Year    Salary      Bonus    Options    Compensation(2)
                                                                                             ($)       (#)            ($)
Evelyn F. Smalls                                                        2005     $169,077     --         --              --
President and Chief Executive Officer                                   2004     $149,588     --         --              --
of UBS and the Bank                                                     2003     $139,050     --         --              --
                                                                                              --         --              --
Brenda M. Hudson-Nelson                                                 2005     $124,096     --         --              --
Executive Vice President and Chief Financial                            2004     $106,044     --         --              --
Officer of UBS and the Bank                                             2003      $97,850     --         --              --
__________________

(1) Amounts are not included in the Bonus, Stock Option and All Other Compensation columns of the table because no compensation of this nature was paid by UBS or the Bank and the restricted stock awards and long term incentive payouts columns are not included in the Compensation Table since these benefits are not made available by UBS or the Bank.
(2) The SEC's compensation disclosure rules require the use, where applicable, of a series of tables to describe various types of compensation paid to the specified executive officers. The use of a specific table or column in a table is not required by the SEC's rules if no compensation was paid or awarded to the named executives. Only the tables or columns required to be used by the SEC's rules, because of the compensation paid to the specified executive officers, have been used in this report.
(3) UBS' executives are not compensated for their services to UBS rather, because the Bank is the principal subsidiary of UBS, they are compensated as officers of the Bank.

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

Equity Compensation Plan Table

----------------------------------------------------------- ---------------------------- ----------------------------
                                           (a)                       (b)                                (c)
----------------------------------------------------------- ---------------------------- ----------------------------
Plan Category                  Number of  Securities to be  Weighted  average  exercise  Number    of     securities
                               issued  upon   exercise  of  price    of     outstanding  remaining   available   for
                               outstanding        options,  options,    warrants,   and  future    issuance    under
                               warrants and rights          rights                       equity  compensation  plans
                                                                                         (excluding       securities
                                                                                         reflected in column (a))
----------------------------------------------------------- ---------------------------- ----------------------------
Equity    compensation   plans           29,694                        $8.54                       70,306
approved by security holders
----------------------------------------------------------- ---------------------------- ----------------------------
Equity  compensation plans not              -                            -                            -
approved by security holders
----------------------------------------------------------- ---------------------------- ----------------------------
             Total                       29,694                        $8.54                       70,306
----------------------------------------------------------- ---------------------------- ----------------------------

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to UBS, as of March 10, 2006 (1), with respect to the only persons to UBS' knowledge, who may be beneficial owners of more than 5% of UBS' Common Stock.

                                                                 Percentage of
                                      Amount and Nature of        Outstanding
                                      Beneficial Ownership        Corporation
Name and Address                         of Corporation           Common Stock
of Beneficial Owner                       Common Stock               Owned
Philadelphia Municipal                       71,667                  8.17%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania  19102

Wachovia Corporation(2)                      50,000                  5.70%
1 Wachovia Center
Charlotte, NC 28288
__________________
(1) As of March 10, 2006, there were 876,921 shares of UBS' voting Common Stock outstanding. (2) Wachovia Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.

     The following table lists the beneficial ownership of shares of the UBS' Common Stock as of March 10, 2006 for each of the UBS' director, nominees and executive officers. The table also shows the total number of shares of Common Stock ownership by the director, nominees and executive officers of UBS as a group.

                                                                            Common           Percent of
                                                                       Stock(9,10,11)     Outstanding Stock
Name
Current Directors
L. Armstead Edwards....................................................     10,833              1.23%
Marionette Y. Wilson (Frazier).........................................     17,900              2.04%
Ernest L. Wright.......................................................     7,084                 *
Bernard E. Anderson....................................................      850                  *
David R. Bright........................................................      850                  *
Joseph T. Drennan......................................................      783                  *
Ahsan M. Nasratullah...................................................      833                  *
William B. Moore.......................................................     1,834                 *
Evelyn F. Smalls.......................................................      600                  *
Certain Executive Officers
Evelyn F. Smalls.......................................................     600**                 *
Brenda M. Hudson-Nelson................................................       50                  *
All Current Directors and Executive Officers as a Group ...............     41,617            4.7400% ***
__________________
 Footnotes Concerning Beneficial Ownership of Stock
*    Less than one percent.
**   Ms. Smalls is also a Director; see listing above.
***  Calculated by adding the Common Stock owned plus exercisable options and dividing by the actual number of shares outstanding on March 10, 2006, plus the shares subject to the exercisable option.

(9) Stock ownership information is given as of March 10, 2006, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 10. 2006. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.
(10) The number of shares "beneficially owned" in each case includes, when applicable, shares owned beneficially, directly or indirectly, by the spouse or minor children of the director, and shares owned by any other relatives of the director residing with the director. None of the directors holds title to any shares of UBS of record that such director does not own beneficially.
(11) UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS' Common Stock other than Wachovia Corporation (formerly First Union Corporation) and
     Philadelphia Municipal Retirement System.


            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors and executive officers of the UBS and Bank and the entities with which they are associated were customers of and had banking transactions with the Bank in the ordinary course of its business during the year 2005. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Bank management, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.




                 ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents the fees for each of the last two fiscal years for the UBS' principal accountants by category:

                                                       2005             2004

       Audit Fees..................................$  86,703         $ 62,000
       Audit-related fees..........................       -                -
       Tax fees....................................    8,304               -
       All other fees..............................       -                -
          Total fees...............................$  95,007         $ 62,000


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

                                     PART IV

             ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:                Page

(a) 1. Financial Reports of United Bancshares, Inc.

            Report of Independent Registered Public Accounting Firm.                                 52

            Consolidated Balance Sheets at December 31, 2005 and 2004.                               54
            Consolidated Statements of Operations for the three years ended December 31, 2005.       55

            Consolidated Statements of Changes in Shareholders' Equity for the three years ended
            December 31, 2005.                                                                       56

            Consolidated Statements of Cash Flows for the three years ended December 31, 2005.       57

            Notes to Consolidated Financial Statements                                               58


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

            (3(i)) Articles of Incorporation (Incorporated by reference to Registrant's 1998 Form 10-K).

            (3(ii)) Bylaws (Incorporated by reference to Registrant's 1997 Form 10-K).

            (9.1) Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant's 1997 Form 10-K).

            (9.2) Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant's 1997 Form 10-K).

            (10)        Material Contracts

               a) Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant's 2004 Form 10-K)

               b) Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant's 2002 Form 10-K)

               c) Lease for branch office located at 3750 Lancaster Avenue(Incorporated by reference to Registrant's 2002 Form 10-K)

               d) Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant's 2002 Form 10-K)

               e) Evelyn F. Smalls' Employment Agreement, dated November 1, 2004, is attached hereto as Exhibit 10e.

               f) Brenda Hudson-Nelson's Employment Agreement, dated November 1, 2004, is attached hereto as Exhibit 10f.

               g) Long Term Incentive Compensation Plan (Incorporated by reference to Registrant's 1992 Form 10)

               h)   Lease for Retail office located at The Graham Building, 30
                    S. 15th Street, Philadelphia, PA, is attached hereto as
                    Exhibit 10h.

               i) Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, is attached hereto as
                    Exhibit 10i.

      (11) Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

      (12) Statement of Computation of Ratios. Included at Note 15 of the Financial Statements hereof. (14) Code of Conduct and Ethics (Incorporated by reference to Registrant's 2004 10-K)

      (21) Subsidiaries of Registrant
            Name                                     State of Incorporation
            United Bank of Philadelphia              Pennsylvania

      (31)  Certification of the Annual Report

          (31.1) Certification of the Chief Executive Officer Pursuant to
               Section 302 of the Sabanes-Oxley Act of 2002.

          (31.2) Certification of the Chief Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

      (32)  Certification Pursuant to issue of Section 1350

          (A) Exhibit 32.1 Certification Pursuant to 18U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 of the Chief Executive Officer attached hereto as Exhibit 99.1.

          (B) Exhibit 32.2 Certification Pursuant to 18U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 of the Chief Financial Officer attached hereto as Exhibit 99.2.


      (99)Additional Exhibits

          (A) Exhibit 99 Registrants Proxy Statement for its Annual Shareholders Meeting held on November 14, 2005 is attached hereto as Exhibit 99(A).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED BANCSHARES, INC.                                           DATE

/s/ Evelyn F. Smalls
_________________________________________                  March 31, 2006
Evelyn F. Smalls, President & CEO, Director


/s/ Brenda M. Hudson-Nelson
_________________________________________                  March 31, 2006
Brenda M. Hudson-Nelson, EVP, CFO


/s/ L. Armstead Edwards
___________________________________                        March 31, 2006
L. Armstead Edwards, Chairman, Director


/s/ Marionette Y. Wilson(Frazier)
_________________________________________                  March 31, 2006
Marionette Y. Wilson(Frazier), Assistant Secretary, Director


/s/ William B. Moore
_________________________________________                  March 31, 2006
William B. Moore, Secretary, Director


/s/ Bernard E. Anderson
________________________________________                   March 31, 2006
Bernard E. Anderson, Director


/s/ David R. Bright
________________________________________                   March 31, 2006
David R. Bright, Director


/s/ Joseph T. Drennan
________________________________________                   March 31, 2006
Joseph T. Drennan, Treasurer, Director


/s/ Ashan M. Nasratullah
_________________________________________                  March 31, 2006
Ashan M. Nasratullah, Director


/s/ Ernest L. Wright
_________________________________________                  March 31, 2006
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm


To the Board of Directors
United Bancshares, Inc.
Philadelphia, Pennsylvania

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                                  /s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 10, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
United Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated statement of operations, changes in shareholders' equity, and cash flows of United Bancshares, Inc. and its Subsidiary, United Bank of Philadelphia ("Bank"), for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of United Bancshares, Inc. and Subsidiary as of December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the December 31, 2003 financial statements the Bank entered into a written agreement (Agreement) with its primary regulators dated February 23, 2000. As of December 31, 2003 the Bank was not in compliance with certain requirements of the Agreement. Not meeting these requirements, losses incurred in the current year and the results of a recent regulatory examination, could expose the Bank to possible further regulatory actions. As more fully discussed in Note 2, these matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, including achieving the required capital levels, earnings and fully complying with the Agreement. Management's plans with respect to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 27, 2004



                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

Assets                                                                                 2005              2004
                                                                                  -------------      ------------

  Cash and due from banks .......................................................   $  3,657,763    $  4,317,645
  Interest-bearing deposits with banks ..........................................        290,030         888,924
  Federal funds sold ............................................................      5,292,000       3,727,000
                                                                                    ------------    ------------
            Cash and cash equivalents ...........................................      9,239,793       8,933,569
  Investment securities:
      Available-for-sale, at fair market value ..................................      3,627,425       4,797,549
  Held-to-maturity, at amortized cost (fair market value of $9,906,420
         and $8,784,495 in 2005 and 2004, respectively) .........................     10,078,441       8,762,796
  Loans held-for-sale (market value of  $1,437,274) .............................           --         1,412,554
  Loans, net of unearned discount of $21,781 and $43,181 in 2005
      and 2004, respectively ....................................................     46,422,378      45,680,014
  Less allowance for loan losses ................................................       (472,198)       (602,939)
                                                                                    ------------    ------------

      Net loans .................................................................     45,950,180      45,077,075
  Bank premises and equipment, net ..............................................      1,038,081       1,074,855
  Accrued interest receivable ...................................................        336,466         328,354
  Other real estate owned .......................................................        164,500            --
  Intangible assets .............................................................      1,382,279       1,560,358
  Prepaid expenses and other assets .............................................        392,564         353,789
                                                                                    ------------    ------------

      Total assets ..............................................................   $ 72,209,729    $ 72,300,899
                                                                                    ============    ============

  Liabilities and Shareholders' Equity
  Liabilities:
      Demand deposits, noninterest-bearing ......................................   $ 14,469,063    $ 13,439,567
      Demand deposits, interest-bearing .........................................      9,788,131       8,333,631
  Savings deposits ..............................................................     16,396,073      17,591,982
  Time deposits,
  under $100,000 ................................................................      9,665,743      10,165,837
  Time deposits, $100,000 and over ..............................................     13,004,506      13,641,202
                                                                                    ------------    ------------
  Total deposits ................................................................     63,323,516      63,172,219
  Accrued interest payable ......................................................        150,777          78,196
  Accrued expenses and other liabilities ........................................        243,657         239,156
                                                                                    ------------    ------------
            Total liabilities ...................................................     63,717,950      63,489,571
                                                                                    ------------    ------------

  Commitments and Contingencies (Notes 6, 11, and 15)

  Shareholders' equity:
      Series A preferred stock, noncumulative, 6%, $0.01 par value,
         500,000 shares authorized; 136,842 issued; 6,308 shares held in treasury          1,368           1,368
  Common stock, $0.01 par value; 1,750,000 shares authorized;
         876,921 issued .........................................................          8,769           8,769
  Class B Non-voting Common Stock; 250,000 shares authorized;  $0.01 par value;
          191,667 issued and outstanding ........................................          1,917           1,917
  Treasury Stock, 33,500 shares, at cost ........................................           --              --
  Additional paid-in-capital ....................................................     14,749,852      14,749,852
  Accumulated deficit ...........................................................     (6,237,557)     (5,968,140)
  Accumulated other comprehensive income(loss) ..................................        (32,570)         17,562
                                                                                    ------------    ------------
         Total shareholders' equity .............................................      8,491,779       8,811,328
                                                                                    ------------    ------------
         Total liabilities and shareholders' equity .............................   $ 72,209,729    $ 72,300,899
                                                                                    ============    ============
  The accompanying notes are an integral part of these statements ...............




                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                        2005           2004          2003
                                                    -----------    -----------    -----------
  Interest income:
      Interest and fees on loans ................   $ 3,428,778    $ 3,008,532    $ 2,912,547
      Interest on investment securities .........       537,077        560,255        805,655
  Interest on federal funds sold ................       180,258         86,935         97,599
  Interest on time deposits with other banks ....         9,717         30,087         21,002
                                                    -----------    -----------    -----------
         Total interest income ..................     4,155,830      3,685,809      3,836,803
  Interest ......................................          --             --             --
  expense:
      Interest on time deposits .................       462,910        294,863        374,297
   Interest on demand deposits ..................        64,224         48,602         83,267
  Interest on savings deposits ..................        57,940         62,464         89,020
                                                    -----------    -----------    -----------
         Total interest expense .................       585,074        405,929        546,584
                                                    -----------    -----------    -----------
  Net interest income ...........................     3,570,756      3,279,880      3,290,219
  Provision  for  loan losses ...................        45,000        565,000        558,000
  Net ...........................................          --             --             --
  interest income after provision for loan losses     3,012,756      3,234,880      2,725,219
                                                    -----------    -----------    -----------
  Noninterest income:
      Gain on sale of loans .....................        33,679          6,299         57,061
  Customer service fees .........................       681,919        852,806        955,284
  ATM  Fee Income ...............................       570,274        597,965        697,724
  Loan Syndication Fee Income ...................       202,171        178,802         86,000
   Gain on sale of investments ..................          --           31,115           --
  Gain on sale of fixed assets ..................          --        1,874,203           --
  Other income ..................................        94,011        113,837         94,837
                                                    -----------    -----------    -----------
  Total noninterest income ......................     1,582,054      3,655,027      1,890,906
                                                    -----------    -----------    -----------
  Noninterest expense:
      Salaries, wages and employee benefits .....     1,830,572      1,935,421      2,204,583
  Occupancy and equipment .......................       994,690      1,102,627      1,224,719
  Office operations and supplies ................       345,265        411,920        453,202
   Marketing and public relations ...............       100,421         82,652        113,552
  Professional services .........................       265,487        239,050        220,765
   Data processing ..............................       407,324        562,655        661,939
   Deposit insurance assessments ................       113,144         72,238         33,501
  Other operating ...............................       807,324        836,822        819,329
                                                    -----------    -----------    -----------
         Total noninterest expense ..............     4,864,227      5,243,385      5,731,590
                                                    -----------    -----------    -----------
         Net (loss) income before income taxes ..   $  (269,417)   $ 1,646,522    $(1,115,465)
      Provision for income taxes ................          --             --             --
                                                    -----------    -----------    -----------
         Net (loss) income ......................   $  (269,417)   $ 1,646,522    $(1,115,465)
                                                    ===========    ===========    ===========
  Net (loss) income per common share--basic .....   $     (0.25)   $      1.54    $     (1.03)
                                                    ===========    ===========    ===========
  Net (loss) income per common share--diluted ...   $     (0.25)   $      1.50    $     (1.03)
                                                    ===========    ===========    ===========
  Weighted average number of common shares ......     1,068,588      1,068,588      1,084,694
                                                    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.






                                                        UNITED BANCSHARES, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        Years ended December 31, 2005, 2004 and 2003


                                   Series A                                                      Accumulated                 Compre-
                               preferred stock       Common stock        Additional                other       Total         hensive
                              -----------------  ---------------------    paid-in   Accumulated comprehensive shareholders'   income
                               Shares   Amount      Shares    Amount      capital     deficit   income (loss)  equity         (loss)
                              ------------------------------------------------------------------------------------------------------
Balance at December 31, 2002   143,150    $1,432   1,102,088  $ 11,021  $14,749,453 $(6,499,197) $237,432  $ 8,500,141

Treasury Stock                 (6,308)       (64)    (33,500)     (335)         399

Unrealized losses
  on investment securities                                                             (149,783) (149,783)              $ (149,783)

Net loss .................                                                           (1,115,465)            (1,115,465) (1,115,465)
                              ------------------------------------------------------------------------------------------------------

Total comprehensive
     income (loss)                                                                                                     $(1,265,248)
                                                                                                                       =============
Balance at December 31, 2003   136,842    $1,368   1,068,588  $ 10,686  $14,749,852 $(7,614,662)   87,649  $ 7,234,893
                              ========================================================================================

Unrealized losses
  on investment securities                                                                        (70,087)     (70,087)   $(70,087)

Net income ...............                                                            1,646,522              1,646,522   1,646,522
                              ------------------------------------------------------------------------------------------------------


Total comprehensive
        income (loss)                                                                                                   $1,576,435
                                                                                                                      ==============
Balance at December 31, 2004   136,842    $1,368   1,068,588  $ 10,686  $14,749,852 $(5,968,140) $ 17,562  $ 8,811,328
                              ========================================================================================

 Unrealized loses
    on investment securities                                                                      (50,132)     (50,132) $  (50,132)

 Net loss                                                                              (269,417)              (269,417)   (269,417)
                              ------------------------------------------------------------------------------------------------------

Total comprehensive loss                                                                                                 $(319,549)
                                                                                                                      ==============
Balance at December 31, 2005   136,842    $1,368   1,068,588  $ 10,686  $14,749,852 $(6,237,557) $(32,570) $ 8,491,779
                              ========================================================================================



                                   The accompanying notes are an integral part of these statements.



                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                      2005              2004             2003
                                                                  ------------      ------------     ------------
Cash flows from operating activities:
    Net (loss)  income.........................................   $   (269,417)     $  1,646,522     $ (1,115,465)
    Adjustments to reconcile net (loss) income to net cash
          (used in)provided by operating activities:
       Provision for loan losses...............................        558,000            45,000          565,000
       Gain on sale of loans...................................        (33,679)           (6,299)         (57,061)
       Gain on sale of fixed assets............................              -        (1,874,203)               -
       Gain on sale of investment securities...................              -           (31,115)               -
       Depreciation and amortization...........................        480,976           610,440          688,247
      (Increase) decrease in accrued interest receivable and
          other assets.........................................       (211,387)          505,173         (198,518)
       Increase (decrease) in accrued interest payable and
          other liabilities....................................         77,082           (48,299)        (249,024)
                                                                   -----------       ------------    -------------

          Net cash provided by (used in) operating activities..        601,575           847,219         (366,821)
                                                                  ------------       ------------    -------------

Cash flows from investing activities:
    Purchase of available-for-sale investments.................              -          (496,421)      (3,200,237)
    Purchase of held-to-maturity investments...................     (4,762,327)       (3,986,354)      (3,510,938)
    Proceeds from maturity and principal reductions of
       available-for-sale investments..........................      1,084,929         3,774,398        8,414,626
    Proceeds from maturity and principal reductions of
       held-to-maturity investments............................      3,440,765         1,917,765        3,967,709
    Proceeds from sale of investments available-for-sale.......              -           786,526                -
    Proceeds from the sale of fixed assets.....................              -         3,283,536                -
    Proceeds from sale of student loans........................      1,806,173                 -        3,054,429
    Purchase of loans from other financial institutions........              -                 -       (9,325,656)
    Net (increase)decrease in loans............................     (1,771,882)          161,493        2,532,105
    Purchase of premises and equipment.........................       (244,306)         (102,935)        (588,878)
                                                                   -----------       ------------    ------------

          Net cash (used in) provided by investing activities..       (446,648)        5,338,008        1,343,161
                                                                   ------------      -----------     ------------

Cash flows from financing activities:
    Net increase (decrease) in deposits........................        151,297        (3,944,604)      (9,812,482)
                                                                  ------------      -------------    ------------

          Net cash provided by (used in) financing activities..        151,297        (3,944,604)      (9,812,482)
                                                                    ----------      -------------    ------------

          Net increase (decrease) in cash and cash equivalents.        306,224         2,240,623       (8,836,142)
                                                                    ----------      ------------     ------------

Cash and cash equivalents at beginning of year.................      8,933,569         6,692,946       15,529,088
                                                                    ----------      -------------    ------------

Cash and cash equivalents at end of year.......................   $  9,239,793      $  8,933,569     $  6,692,946
                                                                  ============       ===========     ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest.....................   $     512,493     $    405,508     $    468,141
                                                                  =============      ===========      ===========

The accompanying notes are an integral part of these statements.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004, and 2003




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of United Bancshares, Inc. (the Company) and its wholly owned subsidiary, United Bank of Philadelphia (the Bank). All significant intercompany transactions and balances have been eliminated.

    Statement of Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold on an overnight basis. Changes in loans made to and deposits received from customers are reported on a net basis.

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


    Securities classified as available for sale or held to maturity are considered to be impaired when a decline in the fair value is judged to be other-than temporary. The Bank evaluates the securities for the other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The Bank employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Bank evaluates, among other factors, the magnitude and duration of the decline in fair value; for equity and debt securities the financial health of and business outlook of the issuer; the performance of the underlying assets in interests in securitized assets; and the Bank's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established.


                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003




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

     Loans Held-for-Sale

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

    Allowance for Loan Losses

    The allowance for loan losses related to "impaired loans" is based on the discounted cash flows using the impaired loans' initial effective interest rate as the discount rate, or the fair value of the collateral for collateral-dependent loans. A loan is impaired when it meets the criteria to be placed on nonaccrual status. Loans that are evaluated for impairment are assessed on a loan-by-loan basis and include only commercial nonaccrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, residential mortgages, and other student loans, are evaluated collectively for impairment.

                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the portfolio. The allowance is increased by provisions charged to operating expenses and reduced by charge-offs net of recoveries. Management's determination of the adequacy of the allowance is based on continuous credit reviews of the loan portfolio, consideration of the current economic conditions, review of specific problem loans, and other relevant factors. This evaluation is subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. However, actual losses on specific loans, which are encompassed in the analysis, may vary from estimated losses. The allowance is an accounting estimate subject to short-term changes based on the outcome of periodic analysis.

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

    Stock-based Compensation

    SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    At December 31, 2005, the Company had one stock-based employee compensation plan, which is more fully described in note 13. The Bank accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation

                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

    The following table illustrates the effect on net income (loss) per share if the Bank had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

                                                                                 Year ended December 31,
       (In thousands)                                                        2005             2004          2003
                                                                             ----            -----          ----

       Net (loss) income
          As reported.................................................     $ (269)         $  1,647     $  (1,115)
              Less: Stock-based compensation costs determined under...         --                --            --
               fair value-based  method for all awards
          Pro forma...................................................     $ (269)         $  1,647     $  (1,115)

       Basic (loss) income per share
          As reported.................................................     $(0.25)         $   1.54     $   (1.03)
          Pro forma...................................................     $(0.25)         $   1.54     $   (1.03)
       Fully Diluted (loss) income per share
          As reported.................................................     $(0.25)         $   1.50     $   (1.03)
          Pro forma...................................................     $(0.25)         $   1.50     $   (1.03)

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

    Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accrued interest receivable approximates fair market value.


                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Loans held-for-sale: Fair values are estimated using quoted rates based upon secondary market sources for similar loans.

    Loans: The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments and amortizations. Prepayments and discount rates were based on current marketplace estimates and pricing. Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve. The carrying amount of accrued interest receivable approximates fair market value.

    Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation. The Treasury Yield Curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum. Commitments to extend credit:
    The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts. The carrying amount of accrued interest payable approximates fair market value.

    Intangible Assets

    On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. As a result of the acquisition, the Bank recorded a core deposit intangible of 2,449,488. The core deposit intangible is being amortized over 14 years. Amortization totaled $178,078 for each of the years ended December 31, 2005, 2004, and 2003, respectively. The amortization of the intangible will be $178,078 for each of the next five years.

    Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. The core deposit intangible was tested for impairment. No impairment has been recognized.

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

                        December 31, 2005, 2004, and 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Management's Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, valuation of other real estate, and consideration of impairment of other intangible assets.

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

    Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the 2005 presentation.


    Comprehensive Income

    Comprehensive income includes net income as well as certain other items that result in a change to equity during the period. The components of other comprehensive income (loss) are as follows:




                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


                                                                                   December 31, 2005
                                                                     --------------------------------------------
                                                                     Before tax         Tax           Net of tax
                                                                      amount        benefit(expense)     amount
                                                                      -----         ----------------     ------

    Unrealized  losses on securities
       Unrealized holding losses arising during period               $    (75,958)   $      25,826    $   (50,132)
       Less: reclassification adjustment for gains
          realized in net income                                                -               -               -
                                                                       ----------      ----------      ----------

    Other comprehensive income(loss), net                            $    (75,958)   $     25,826     $   (50,132)
                                                                      ============    ===========     ============



                                                                                   December 31, 2004
                                                                     --------------------------------------------
                                                                      Before tax          Tax          Net of tax
                                                                        amount      benefit(expense)    amount
                                                                        -----       ---------------     ------

    Unrealized  losses on securities
       Unrealized holding losses arising during period               $    (74,015)   $     24,776     $   (49,240)
       Less: reclassification adjustment for gains
          realized in net income                                           31,115         (10,267)         20,847
                                                                       ----------      -----------     ----------

    Other comprehensive income(loss), net                            $   (105,130)   $     35,043    $    (70,087)
                                                                      ============    ===========     ============

                                                                                   December 31, 2003
                                                                     --------------------------------------------
                                                                      Before tax          Tax         Net of tax
                                                                        amount       benefit(expense)   amount
                                                                      -----------    ----------------   ------

    Unrealized losses on securities
       Unrealized holding losses arising during period               $   (223,555)   $     73,772    $   (149,783)
       Less: reclassification adjustment for gains
          realized in net income                                                -               -               -
                                                                     ------------      ----------      ----------


    Other comprehensive income(loss), net                            $   (223,555)   $     73,772    $   (149,783)
                                                                      ============    ===========     ============



                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003



2.  REGULATORY AGREEMENT

     In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. At December 31, 2003, the Bank's tier one leverage capital ratio had fallen to 6.81%, below the 7% minimum capital ratio required by the Agreement. However, by February 2004, the tier one leverage ratio had improved to 7.29%. Subsequently, as a result of a re-capitalization plan including the sale of bank-owned real estate for a gain of $1.9 million, the Bank's tier one leverage ratio improved to 9.49% at December 31, 2004. At December 31, 2005, the Bank's tier one leverage ratio was 9.47%.

    With the stabilization of the Bank's capital position, management has turned its attention to increasing profitability. A strategic plan has been adopted for 2006 that focuses on core growth strategies for loans and deposits. These strategies include the introduction of "signature" deposit products with attractive interest rates coupled with alternative delivery channels including internet banking and remote deposit capture. In addition, the Bank has designated regional business development officers in the regions surrounding each of its three branches to solicit loan and deposit business, These strategies allow the Bank to penetrate the market place without adding additional branches to the network. While expense reductions will continue to be sought, management believes that a greater impact will be realized with increased deposit levels and loan originations that result increased net interest income. As a result of all of the actions referred to above, Management believes that the Bank is substantially in compliance with the Agreement's terms and conditions. Management continues to address all matters outlined in the Agreement. Failure to comply could result in additional regulatory supervision and/or actions.



3.  CASH AND DUE FROM BANK BALANCES

    The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2005.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


 4.  INVESTMENTS

    The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2005 and 2004 are as follows:


                                                                                2005
                                                                        Gross           Gross
                                                      Amortized      unrealized      unrealized         Market
                                                        cost            gains          losses            value
                                                    -------------   -------------   -------------   -------------
       Available-for-sale:
          U.S.Government agency securities.......   $   250,000     $               $      (3,515)  $    246,485
          Mortgage-backed securities.............     3,085,436           18,348          (63,445)     3,040,339
                                                      ---------    --------------     -----------   ------------


          Total debt securities..................     3,335,436           18,348          (66,960)     3,286,824
          Investments in mutual funds............       112,151                                          112,151
          Other investments......................       228,450                                          228,450
                                                        -------      -----------      -----------     ----------

                                                    $ 3,676,037     $     18,348     $    (66,960)  $  3,627,425
                                                      =========         ========     ============      =========

       Held-to-maturity:
          U.S.Government agency securities.......   $ 6,997,720     $        235     $   (133,292)  $  6,864,663
          Mortgage-backed securities.............     3,080,721           23,875          (62,839)     3,041,757
                                                      ---------    --------------     -----------   ------------

                                                    $10,078,441     $     24,110     $   (196,131)  $  9,906,420
                                                      =========         ========     ============      =========


                                                                                2004
                                                                        Gross           Gross
                                                      Amortized      unrealized      unrealized         Market
                                                        cost            gains          losses            value
                                                    -------------   -------------   -------------   -------------
       Available-for-sale:
          U.S.Government agency securities.......   $      250,00   $           -   $        (702) $   249,298
          Mortgage-backed securities.............       4,183,980          54,149         (27,233)   4,210,896
                                                      -----------     -----------     ------------   ---------

          Total debt securities..................       4,433,980          54,149         (27,935)   4,460,194
          Investments in mutual funds............         108,905                                      108,905
          Other investments......................         228,450                                      228,450
                                                      -----------     -----------     -----------      -------

                                                    $   4,771,335   $      54,149   $     (27,935) $ 4,797,549
                                                     ============    ============    =============   =========

       Held-to-maturity:
          U.S.Government agency securities.......   $   4,499,892   $       1,355   $     (30,030) $ 4,471,217
          Mortgage-backed securities.............       4,262,904          63,702         (13,328)   4,313,278
                                                      -----------     -----------     ------------   ---------

                                                    $   8,762,796   $      65,057   $     (43,358) $ 8,784,495
                                                      ===========      ==========      ===========   =========

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003

4.  INVESTMENTS- Continued

    The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2005 (in thousands):


                                           Less than 12 months      12 months or longer             Total
                              Number     ----------------------   ----------------------   ----------------------
       Description of           of         Fair      Unrealized     Fair      Unrealized     Fair     Unrealized
         Securities         securities     value       losses       value      losses        value      losses
     -------------------   ------------  --------   -----------   --------   -----------   --------  ------------

      U.S. Government
      agency securities         17         $1,723      $(25)        $2,569      $  (172)   $  4,555    $    (197)

      Mortgage backed
      securities                20            970       (12)         7,441          (54)      8,411          (66)
                              ----           ----       ----       -------         -----     ------         -----

     Total temporarily
      impaired investment
      securities                37         $2,693      $(37)       $10,010      $  (226)   $ 12,966    $    (263)
                               ===         ======       ====        ======         =====     ======        ======


    The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2004 (in thousands):

                                           Less than 12 months      12 months or longer             Total
                              Number     ----------------------   ----------------------   ----------------------
       Description of           of         Fair      Unrealized     Fair      Unrealized     Fair    Unrealized
         Securities         securities     value       losses       value      losses        value      losses
     -------------------   ------------  --------   -----------   --------   -----------   --------  ------------

      U.S. Government
      agency securities         10         $3,481     $ (19)           488          (12)    $ 3,969         $(31)

      Mortgage backed
      securities                11          3,833       (35)           222           (5)      4,055          (40)
                              ----         ------       ----        ------       -------     ------          ----

     Total temporarily
      impaired investment
      securities                21         $7,314     $ (54)        $  710      $   (17)    $ 8,024         $(71)
                               ===         ======       ====        ======      ========    =======          ====

    Management does not believe any individual unrealized loss as of December 31, 2005 and 2004 represents other-than-temporary impairment. The unrealized losses on these securities are caused by the changes in general market interest rates. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. The Company believes it will collect all amounts contractually due on these securities as they are backed by the full faith and credit of the U.S. Government or are guaranteed by an agency of the U.S. Government. The Company has the ability and the intent to hold these securities until market price recovery or maturity.


                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


4.  INVESTMENTS - Continued

    Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2005 were as follows. Expected maturities may differ from contractual maturities.


                                                                                      Amortized         Market
                                                                                        cost             value
                                                                                    -------------   -------------
       Available-for-sale:
          Due after one month through three years................................   $     250,000   $     246,485
          Due after three year through five years................................               -               -
          Due after five years through fifteen years.............................               -               -
          Mortgage-backed securities.............................................       3,085,436       3,040,339
                                                                                      -----------     ------------

          Total debt securities..................................................       3,335,436       3,286,824
          Investments in mutual funds............................................         112,151         112,151
          Other investments......................................................         228,450         228,450
                                                                                      -----------     ------------

                                                                                    $   3,676,037   $   3,627,425
                                                                                     ============    ============

       Held-to-maturity:
          Due in one month through three years...................................   $   3,749,438   $   3,696,815
          Due after three years through five years...............................       2,748,282       2,692,848
          Due after five years through fifteen years.............................         500,000         475,000
          Mortgage-backed securities.............................................       3,080,721       3,041,757
                                                                                      -----------     -----------

                                                                                    $  10,078,441   $   9,906,420
                                                                                     ============    ============


    No securities were sold during 2005. The Bank recorded a gross gain of $31,115 on the sale of investments during the year ended December 31, 2004. No securities were sold during 2003.

    As of December 31, 2005 and 2004, investment securities with a book value of $11,780,583 and $11,459,636, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    The composition of the net loans is as follows:


                                                                                        2005             2004
                                                                                    -------------   -------------

       Commercial loans..........................................................   $  32,985,265   $  28,287,290
       Residential mortgages.....................................................       7,545,858      10,664,750
       Consumer loans............................................................       5,891,256       6,727,974
                                                                                      -----------     -----------
          Total loans............................................................      46,422,378      45,680,014
       Less allowance for loan losses............................................        (472,198)      ( 602,939)
                                                                                      ------------    ------------

          Net loans..............................................................   $  45,950,180   $  45,077,075
                                                                                     ============    ============

    As of December 31, 2004, the Bank had student loans with a book value of $1,412,554 that were held-for-sale.

    At December 31, 2005 and 2004, unamortized deferred fees and costs totaled $127,714 and $139,296, respectively.

    As of December 31, 2005 and 2004, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $856,473 and $1,074,000, respectively. During 2005, there were $125,000 in new loans to related parties and repayments amounted to $258,000. During 2004, there were $236,000 in new loans to related parties and repayments amounted to $81,000.

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

    Details on the Bank's non-performing loans are as follows:


                                                                      2005              2004             2003
                                                                  ------------      ------------     ------------

       Total non-accrual loans.................................   $    683,000      $  1,366,000     $  1,588,000
       Total impaired loans....................................        386,000         1,034,000        1,124,000
       Average impaired loans..................................        903,000         1,079,000        1,124,000
       Specific allowance allocated to impaired loans..........        113,000           259,000           75,000
       Non-accrual/impaired loans with SBA Guarantees..........        190,000           888,000          888,000
       Interest recognized on impaired loans...................         37,000                 -           67,000
       Loans past due 90 days and still accruing...............              -            65,000          560,000


                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


5.  LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

    Changes in the allowance for possible loan losses are as follows:


                                                                      2005              2004             2003
                                                                  ------------      ------------     ------------

       Balance, beginning of year..............................   $    602,939      $    338,574     $    674,550
       Provision...............................................        558,000            45,000          565,000
       Charge-offs.............................................       (981,355)        ( 239,757)        (972,938)
       Recoveries..............................................        292,614           459,122           71,962
                                                                    ----------        ----------       ----------

       Balance, end of year....................................   $    472,198      $    602,939     $    338,574
                                                                   ===========       ===========      ===========

    The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy. At December 31, 2005, approximately 25% of the Bank's commercial loan portfolio was concentrated in loans made to religious organizations.

6.  BANK PREMISES AND EQUIPMENT

    The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                                  Estimated
                                                                  useful life           2005             2004
                                                                 -------------      ------------     ------------

       Buildings and leasehold improvements....................    10-15 years      $    853,066        1,355,086
       Furniture and equipment.................................      3-7 years         1,068,223        1,753,307
                                                                                        ---------      ----------
                                                                                       1,921,289        3,108,393
       Less accumulated depreciation...........................                         (833,208)      (2,033,538)
                                                                                      -----------    -------------

                                                                                    $  1,038,081     $  1,074,855
                                                                                     ===========      ===========

    The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2005, 2004, and 2003 was $340,638, $277,850,
    and $329,878.

    Future minimum lease payments under operating leases are as follows:

                                                                   Operating
       Year ending December 31,                                     leases

       2006.................................................     $    310,227

       2007.................................................          316,808
       2008.................................................          312,599
       2009.................................................          266,389
       2010.................................................          202,530
          Thereafter........................................          929,916
                                                                   ----------

       Total minimum lease payments.........................     $  2,338,469
                                                                  ===========

                                      UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003

6.  BANK PREMISES AND EQUIPMENT-Continued

    In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of its corporate headquarters. The Bank formed an alliance with a regional mortgage brokerage company and simultaneously subleased all except the lobby in which the automated teller machine (ATM) is located. The lease expires in September 2009. The Bank's average aggregate gross monthly rental is $4,858 of which a tenant pays an average monthly rent of $3,358.

7.  DEPOSITS

    At December 31, 2005, the scheduled maturities of time deposits (certificates of deposit) are as follows (dollars in thousands):

       2006...............................     $      21,296

       2007...............................              647
       2008...............................              307
       2009...............................               90
       2010...............................              253
       Thereafter.........................               77
                                                 ----------
                                               $     22,670

8.  BORROWINGS

    As of December 31, 2005, the Bank has two borrowing arrangements available with financial institutions, collateralized by investment securities. One arrangement is a fully secured Federal Funds line of credit with a correspondent bank totaling $2 million, the second is a Master Repurchase Agreement with another financial institution. Borrowings under these agreements have interest rates that fluctuate based on market conditions. As of December 31, 2005 and 2004, the Bank had no borrowings outstanding.

9.  CAPITAL STOCK

    There were no capital stock transactions in 2005 and 2004.

    In June 2003, a shareholder of the Bank returned 33,500 shares of common stock and 6,308 shares of preferred Series A stock. These shares were returned for no consideration and were recorded as treasury stock by the Bank.

10. INCOME TAXES

    At December 31, 2005, the Bank has net operating loss carryforwards of approximately $4,610,000 for income tax purposes that expire in 2008 through 2025.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $2,088,508 and $1,930,062 as of December 31, 2005 and 2004, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank's deferred tax assets are as follows:


                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003




10.  INCOME TAXES - Continued

                                                                                        2005             2004
                                                                                    --------         ------------

       Deferred tax assets(liabilities):
          Provision for loan losses..............................................   $    (13,058)    $     72,243
          Unrealized (gains) losses on investment securities.....................         16,528           (8,909)
          Depreciation...........................................................        435,472          436,223
          Net operating loss carryforwards.......................................      1,634,822        1,405,875
          Other..................................................................        154,623           24,630
       Valuation allowance for deferred tax assets...............................     (2,228,388)     ( 1,930,062)
                                                                                     ------------   -------------

              Net deferred tax assets............................................   $          -     $          -
                                                                                     ===========      ===========

                                                                      2005              2004             2003
                                                                  ------------      ------------     ------------

       Effective rate reconciliation:
          Tax at statutory rate(34%)...........................   $    (91,601)     $    559,817     $   (379,258)
          Nondeductible expenses...............................          4,513             5,401            4,325
          (Decrease)Increase in valuation allowance............        298,326          (422,447)         494,737
          Other................................................       (211,238)         (142,771)        (119,804)
                                                                       --------         ---------        ---------

              Total tax expense                                   $          -      $          -     $        -
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

    Summaries of the Bank's financial instrument commitments are as follows:

                                                      2005             2004
                                                  ------------     ------------

       Commitments to extend credit............   $ 12,727,370     $ 13,749,562

       Outstanding letters of credit...........         10,000                -

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

                        December 31, 2005, 2004, and 2003

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


                                                                     2005                          2004
                                                           -------------------------    -------------------------
                                                            Carrying         Fair        Carrying         Fair
                                                             amount          value        amount          value
                                                           ----------     ----------    -----------    ----------
       (Dollars in thousands)

       Assets:
          Cash and cash equivalents.....................   $    9,240    $     9,240    $     8,934    $    8,934
          Investment securities.........................       13,705         13,533         13,560        13,582
          Loans held-for-sale...........................            -              -          1,412         1,437
          Loans, net of allowance for loan losses.......       45,950         45,998         45,077        45,366
          Interest receivable...........................          336            336            328           328

       Liabilities:
          Demand deposits...............................       24,257         24,257         21,773        21,773
          Savings deposits..............................       16,396         16,396         17,591        17,591
          Time deposits.................................       22,670         22,670         23,807        23,807
          Interest Payable..............................          150            150             78            78


13.  EMPLOYEE COMPENSATION

    In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years. These agreements provide for guaranteed minimum annual compensation over the term of the contracts.

    In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at December 31, 2005. These options expire in 2008.

    The Company made no stock-based compensation awards to any employee during 2005, 2004, and 2003.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003

14.  CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY


                            Condensed Balance Sheets
                                                                                               December 31,
                                                                                               ------------
       (Dollars in thousands)                                                               2005           2004
                                                                                          ---------     ---------
       Assets:
          Due from banks (subsidiary)..................................................   $     289     $     289
          Investment in United Bank of Philadelphia....................................       8,202         8,522
                                                                                            -------       -------
              Total assets.............................................................   $   8,491     $   8,811
                                                                                           ========      ========
       Shareholders' equity:
          Series A preferred stock.....................................................   $       1     $       1
          Common stock.................................................................          11            11
          Additional paid-in capital...................................................      14,750        14,750
          Accumulated deficit..........................................................      (6,238)       (5,968)
          Net unrealized holding gains on securities available-for-sale................         (33)           17
                                                                                           --------       -------
              Total shareholders' equity...............................................   $   8,491     $   8,811
                                                                                           ========      ========

                       Condensed Statements of Operations
.....                                                                              Years ended December 31,
                                                                           --------------------------------------
       (Dollars in thousands)                                                 2005          2004           2003
                                                                           ---------      ---------     ---------
       Equity in net (loss) income of subsidiary........................   $    (269)     $   1,646     $  (1,115)
                                                                            ---------      --------     ---------
       Net (loss) income ...............................................   $    (269)     $   1,646     $  (1,115)
                                                                            =========      ========      ========

                       Condensed Statements of Cash Flows
.....                                                                              Years ended December 31,
                                                                           --------------------------------------
       (Dollars in thousands)                                                 2005          2004           2003
                                                                           ---------      ---------     ---------
       Cash flows from operating activities:
          Net (loss) income.............................................   $    (269)     $   1,646     $  (1,115)
          Equity in net loss (income) of subsidiary.....................         269         (1,646)        1,115
                                                                             -------        --------      -------
              Net cash provided by operating activities.................           -              -           -
                                                                             -------        -------       -------
       Cash flows from investing activities:
       Investment in subsidiary.........................................           -              -
                                                                             -------        -------       -------
       Net cash used in investing activities............................           -              -
                                                                             -------        -------       -------
       Cash flows from financing activities:
              Issuance of common stock..................................           -              -
                                                                             -------        -------       -------
              Net cash provided by financing activities.................           -              -
                                                                             -------        -------       -------
              Net increase in cash and cash equivalents.................           -             -              -

       Cash and cash equivalents at beginning of year...................         289            289           289
                                                                             -------        -------       -------
       Cash and cash equivalents at end of year.........................   $     289      $     289     $     289
                                                                            ========       ========      ========

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003




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

    The most recent notification from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. By typical regulatory guidelines the Bank is considered "well" capitalized, however, because it is operating with a Written Agreement, it is only considered to be "adequately" capitalized. The Bank's growth and other operating factors may have an adverse effect on its capital ratios.(Also see Note 2.
    REGULATORY AGREEMENT)



                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003



15.  REGULATORY MATTERS - Continued


    The Bank's actual capital amounts and ratios are as follows:
                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                               ---------------------   --------------------   ---------------------
                                                 Amount      Ratio      Amount       Ratio      Amount      Ratio
                                               ---------   ---------   ---------  ---------   ---------   ---------
       As of December 31, 2005:
       Total capital to risk-weighted assets:
          Consolidated......................    $ 7,581      17.03%    $ 3,583        8.00%         N/A
          Bank..............................      7,292      16.39       3,560        8.00     $  4,450     10.00%

       Tier I capital to risk-weighted assets:
          Consolidated......................      7,109      15.97       1,792        4.00          N/A
          Bank..............................      6,820      15.32       1,780        4.00     $  2,670     6.00

       Tier I capital to average assets:
          Consolidated......................      7,109       9.87       2,891        4.00          N/A
          Bank..............................      6,820       9.47       2,880        4.00     $  3,600      5.00

       As of December 31, 2004:
       Total capital to risk-weighted assets:
          Consolidated......................    $ 7,778      17.91%    $ 3,498        8.00%         N/A
          Bank..............................      7,489      17.24       3,475        8.00     $  4,344     10.00%

       Tier I capital to risk-weighted assets:
          Consolidated......................      7,234      16.65       1,749        4.00          N/A
          Bank..............................      6,945      15.99       1,737        4.00     $  2,606      6.00%

       Tier I capital to average assets:
          Consolidated......................      7,234       9.89       2,938        4.00          N/A
          Bank..............................      6,945       9.49       2,926        4.00     $  3,658      5.00%


    Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators. Historically, the Bank has not accepted brokered deposits and management believes this restriction does not significantly limit the Bank's ability to attract deposits and maintain adequate liquidity.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


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


16.  EARNINGS PER SHARE COMPUTATION

    In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                                                            Year ended December 31, 2005
                                                                  -----------------------------------------------
                                                                     Income            Shares          Per share
                                                                   (numerator)      (denominator)       amount
                                                                   -----------      -------------       ------

       Net   loss..............................................   $   (269,417)
                                                                   ============
          Basic and fully diluted EPS
              Income available to stockholders.................   $   (269,417)        1,068,588       $   (0.25)
                                                                   ============     ============        =========


                                                                            Year ended December 31, 2004
                                                                  -----------------------------------------------
                                                                      Loss             Shares          Per share
                                                                  (numerator)      (denominator)         amount
                                                                  -----------      -------------         ------

       Net income..............................................   $  1,646,522
                                                                   ===========
          Basic EPS
              Income available to stockholders.................   $  1,646,522         1,068,588       $    1.54
                                                                   ===========      ============        =========
          Fully Diluted EPS
              Income available to stockholders.................   $  1,646,522         1,098,282       $    1.50
                                                                    ==========      ============       =========

                                                                            Year ended December 31, 2003
                                                                  -----------------------------------------------
                                                                      Loss             Shares          Per share
                                                                   (numerator)     (denominator)         amount

       Net loss................................................   $ (1,115,465)
                                                                   ============
          Basic and fully diluted EPS
              Income available to stockholders.................   $ (1,115,465)        1,084,694       $  (1,.03)
                                                                   ============     ============        =========



    Options to purchase 29,694 shares of common stock are included in the computation of diluted EPS for the years ended December 31, 2004.

         The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003



17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2005 and 2004, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:


      (Dollars in thousands)
                                                                                  2005
                                                       ---------------------------------------------------------
                                                          Fourth          Third          Second          First
                                                          quarter        quarter         quarter        quarter
                                                       -----------     -----------    -----------    -----------

       Interest income                                 $     1,063     $     1,075    $     1,031    $       986
       Interest expense                                        183             157            130            115
                                                         ---------       ---------      ---------      ---------

          Net interest income                                  880             918            901            871

       Provisions for loan losses                              398              50             70             40
                                                         ---------       ---------     ----------      ---------

          Net interest after provisions for loan losses        482             868            831            831

       Non-interest income                                     390             362            416            414
       Non-interest expense                                  1,239           1,193          1,197          1,234
                                                         ---------       ---------      ---------      ---------

          Net (loss) income                            $      (367)    $        37    $        50    $        11
                                                        ===========     ==========     ==========     ==========

                                                                                  2004
                                                       ---------------------------------------------------------
                                                          Fourth          Third          Second          First
                                                          quarter        quarter         quarter        quarter
                                                       -----------     -----------    -----------    -----------

       Interest income                                 $       933     $       947    $       882    $       924
       Interest expense                                        110              94             96            105
                                                         ---------       ---------      ---------      ---------

          Net interest income                                  823             853            786            818

       Provisions for loan losses                               39              36            111           (141)
                                                         ---------       ---------      ---------      ----------

          Net interest after provisions for loan losses        784             817            675            959

       Non-interest income                                     403           1,908            888            456
       Non-interest expense                                  1,288           1,237          1,322          1,397
                                                         ---------       ---------      ---------      ---------

          Net (loss) income                            $      (102)    $     1,489    $       241    $        18
                                                        ===========     ==========     ==========     ==========


                     UNITED BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2005, 2004, and 2003




10.  INCOME TAXES - Continued

                                                                                        2005             2004
                                                                                    ------------     ------------
       Deferred tax assets(liabilities):
          Provision for loan losses..............................................   $     (4,749)    $     72,243
    Unrealized (gains) losses on investment securities...........................         16,528           (8,909)
    Depreciation.................................................................        435,472          436,223
    Net operating loss carryforwards.............................................      1,568,931        1,405,875
          Other..................................................................         72,325           24,630
    Valuation allowance for deferred tax assets..................................      (2,088,508)    ( 1,930,062)
                                                                                    ------------     ------------

              Net deferred tax assets............................................   $          -     $          -
                                                                                    ============     ============

                                                                      2005              2004             2003
                                                                  ------------      ------------     ------------

       Effective rate reconciliation:
          Tax at statutory rate(34%)...........................   $    (91,601)     $    559,817     $   (379,258)
          Nondeductible expenses...............................          4,513             5,401            4,325
          (Decrease)Increase in valuation allowance............        158,446          (422,447)         494,737
          Other................................................        (71,358)         (142,771)        (119,804)
                                                                  ------------      ------------     ------------

              Total tax expense                                   $          -      $          -     $        -
                                                                  ============      ============     ============

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

    Summaries of the Bank's financial instrument commitments are as follows:

                                                                                        2005             2004
       Commitments to extend credit..............................................   $ 12,727,370     $ 13,749,562

       Outstanding letters of credit.............................................         10,000                -

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

                        December 31, 2005, 2004, and 2003

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

                                                                     2005                          2004
                                                           -------------------------    -------------------------
                                                            Carrying         Fair        Carrying         Fair
                                                             amount          value        amount          value
                                                           ----------    -----------    -----------    ----------
       (Dollars in thousands)

    Assets:
          Cash and cash equivalents.....................   $    9,240    $     9,240    $     8,934    $    8,934
          Investment securities.........................       13,705         13,533         13,560        13,582
    Loans held-for-sale.................................            -              -          1,412         1,437
          Loans, net of allowance for loan losses.......       45,950         45,998         45,077        45,366
          Interest receivable...........................          336            336            328           328

       Liabilities:
          Demand deposits...............................       24,257         24,257         21,773        21,773
          Savings deposits..............................       16,396         16,396         17,591        17,591
          Time deposits.................................       22,670         22,670         23,807        23,807
          Interest Payable..............................          150            150             78            78


13.  EMPLOYEE COMPENSATION

    In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years. These agreements provide for guaranteed minimum annual compensation over the term of the contracts.

    In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank's stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company's common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company's common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at December 31, 2005. These options expire in 2008.

    The Company made no stock-based compensation awards to any employee during 2005, 2004, and 2003.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003

14.  CONSOLIDATED FINANCIAL INFORMATION--PARENT COMPANY ONLY

                            Condensed Balance Sheets

                                                                                               December 31,
       (Dollars in thousands)                                                               2005           2004
                                                                                          ---------     ---------
       Assets:
          Due from banks (subsidiary)..................................................   $     289     $     289
          Investment in United Bank of Philadelphia....................................       8,202         8,522
                                                                                          ---------     ---------
              Total assets.............................................................   $   8,491     $   8,811
                                                                                          =========     =========
       Shareholders' equity:
          Series A preferred stock.....................................................   $       1     $       1
          Common stock.................................................................          11            11
          Additional paid-in capital...................................................      14,750        14,750
          Accumulated deficit..........................................................      (6,238)       (5,968)
          Net unrealized holding gains on securities available-for-sale................         (33)           17
                                                                                          ---------     ---------
              Total shareholders' equity...............................................   $   8,491     $   8,811
                                                                                          =========     =========


                       Condensed Statements of Operations
                                                                                   Years ended December 31,
       (Dollars in thousands)                                                 2005          2004           2003
                                                                           ---------      ---------     ---------
       Equity in net (loss) income of subsidiary........................   $    (269)     $   1,646     $  (1,115)
                                                                           ---------      ---------     ---------
       Net (loss) income ...............................................   $    (269)     $   1,646     $  (1,115)
                                                                           =========      =========     =========

                       Condensed Statements of Cash Flows
                                                                                   Years ended December 31,
       (Dollars in thousands)                                                 2005          2004           2003
                                                                           ---------      ---------     ---------
       Cash flows from operating activities:
          Net (loss) income.............................................   $    (269)     $   1,646     $  (1,115)
          Equity in net loss (income) of subsidiary.....................         269         (1,646)        1,115
                                                                           ---------      ---------     ---------
              Net cash provided by operating activities.................           -              -           -
                                                                           ---------      ---------     ---------
       Cash flows from investing activities:
       Investment in subsidiary.........................................           -              -
                                                                           ---------      ---------     ---------
       Net cash used in investing activities............................           -              -
                                                                           ---------      ---------     ---------
       Cash flows from financing activities:
              Issuance of common stock..................................           -              -
                                                                           ---------      ---------     ---------
              Net cash provided by financing activities.................           -              -
                                                                           ---------      ---------     ---------
              Net increase in cash and cash equivalents.................           -             -              -

       Cash and cash equivalents at beginning of year...................         289            289           289
                                                                           ---------      ---------     ---------
       Cash and cash equivalents at end of year.........................   $     289      $     289     $     289
                                                                           =========      =========     =========

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


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

    The most recent notification from the Federal Reserve Bank categorized the Bank as "adequately capitalized" under the regulatory framework for prompt and corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. By typical regulatory guidelines the Bank is considered "well" capitalized, however, because it is operating with a Written Agreement, it is only considered to be "adequately" capitalized. The Bank's growth and other operating factors may have an adverse effect on its capital ratios.(Also see Note 2.
    REGULATORY AGREEMENT)









                                   (Continued)

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003



15.  REGULATORY MATTERS - Continued


    The Bank's actual capital amounts and ratios are as follows:

                                                                                                   To be well
                                                                                                capitalized under
                                                                            For capital         prompt corrective
                                                       Actual            adequacy purposes      action provisions
                                                       ------            -----------------      -----------------
                                                 Amount      Ratio      Amount       Ratio      Amount      Ratio
                                                 ------      -----      ------       -----      ------      -----
       As of December 31, 2005:
       Total capital to risk-
              weighted assets:
          Consolidated......................    $ 7,581      17.03%    $ 3,583        8.00%         N/A
          Bank..............................      7,292      16.39       3,560        8.00     $ 4,450     10.00%

       Tier I capital to risk-
              weighted assets:
          Consolidated......................      7,109      15.97       1,792        4.00          N/A
          Bank..............................      6,820      15.32       1,780        4.00     $  2,670     6.00

       Tier I capital to average assets:
          Consolidated......................      7,109       9.87       2,891        4.00          N/A
          Bank..............................      6,820       9.47       2,880        4.00     $  3,600     5.00

       As of December 31, 2004:
       Total capital to risk-
              weighted assets:
          Consolidated......................    $ 7,778      17.91%    $ 3,498        8.00%         N/A
          Bank..............................      7,489      17.24       3,475        8.00     $  4,344    10.00%

       Tier I capital to risk-
              weighted assets:
          Consolidated......................      7,234      16.65       1,749        4.00          N/A
          Bank..............................      6,945      15.99       1,737        4.00     $  2,606     6.00%

       Tier I capital to average assets:
          Consolidated......................      7,234       9.89       2,938        4.00          N/A
          Bank..............................      6,945       9.49       2,926        4.00     $  3,658     5.00%

    Under the framework, the Bank's capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators. Historically, the Bank has not accepted brokered deposits and management believes this restriction does not significantly limit the Bank's ability to attract deposits and maintain adequate liquidity.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003


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


16.  EARNINGS PER SHARE COMPUTATION

     In accordance with SFAS No. 128, income (loss) per share is calculated as follows:

                                                                            Year ended December 31, 2005
                                                                  -----------------------------------------------
                                                                     Income            Shares          Per share
                                                                 (numerator)        (denominator)         amount
                                                                 -----------        -------------         ------

       Net   loss..............................................   $   (269,417)
                                                                  ============
          Basic and fully diluted EPS
              Income available to stockholders.................   $   (269,417)        1,068,588       $   (0.25)
                                                                  ============         =========       =========


                                                                            Year ended December 31, 2004
                                                                  -----------------------------------------------
                                                                     Income            Shares          Per share
                                                                 (numerator)        (denominator)         amount
                                                                 -----------        -------------         ------

       Net income..............................................   $  1,646,522
          Basic EPS
              Income available to stockholders.................   $  1,646,522         1,068,588       $    1.54
                                                                  ============         =========       =========
          Fully Diluted EPS
              Income available to stockholders.................    $ 1,646,522         1,098,282       $    1.50
                                                                  ============         =========       =========

                                                                            Year ended December 31, 2003
                                                                  -----------------------------------------------
                                                                     Income            Shares          Per share
                                                                 (numerator)        (denominator)         amount
                                                                 -----------        -------------         ------

       Net loss................................................   $ (1,115,465)
                                                                  ============
          Basic and fully diluted EPS
              Income available to stockholders.................   $ (1,115,465)        1,084,694       $   (1.03)
                                                                  ============         =========       =========



Options to purchase 29,694 shares of common stock are included in the computation of diluted EPS for the years ended December 31, 2004.

         The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

                     UNITED BANCSHARES, INC. AND SUBSIDIARY

                        December 31, 2005, 2004, and 2003



17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

    The following summarizes the consolidated results of operations during 2005 and 2004, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

      (Dollars in thousands)

                                                                                  2005
                                                          -----------------------------------------------------
                                                          Fourth          Third          Second          First
                                                          quarter        quarter         quarter        quarter
                                                          -------        -------         -------        -------
       Interest income                                 $     1,063     $     1,075    $     1,031    $       986
       Interest expense                                        183             157            130            115
                                                       -----------     -----------    -----------    -----------

          Net interest income                                  880             918            901            871

       Provisions for loan losses                              398              50             70             40
                                                       -----------     -----------    -----------    -----------

          Net interest after provisions for loan losses        482             868            831            831

       Non-interest income                                     390             362            416            414
       Non-interest expense                                  1,239           1,193          1,197          1,234
                                                       -----------     -----------    -----------    -----------

          Net (loss) income                            $      (367)    $        37    $        50    $        11
                                                       ===========     ===========    ===========    ===========

                                                                                  2004
                                                          -----------------------------------------------------
                                                          Fourth          Third          Second          First
                                                          quarter        quarter         quarter        quarter
                                                          -------        -------         -------        -------

       Interest income                                 $       933     $       947    $       882    $       924
       Interest expense                                        110              94             96            105
                                                       -----------     -----------    -----------    -----------

          Net interest income                                  823             853            786            818

       Provisions for loan losses                               39              36            111           (141)
                                                       -----------     -----------    -----------    -----------

          Net interest after provisions for loan losses        784             817            675            959

       Non-interest income                                     403           1,908            888            456
       Non-interest expense                                  1,288           1,237          1,322          1,397
                                                       -----------     -----------    -----------    -----------

          Net (loss) income                            $      (102)    $     1,489    $       241    $        18
                                                       ===========     ===========    ===========    ===========