Form 10-Q
period 2006-03-31
UNITED BANCSHARES INC /PA
filed 2006-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

0-25976

Commission File Number
Pennsylvania	23-2802415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 S. 15th Street, Suite 1200, Philadelphia, PA	19102
(Address of principal executive office)	(Zip Code)

(215) 351-4600

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes_____ No_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes_____ No_X_

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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and a Series Preferred Stock (Series A Preferred Stock).

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of May 1, 2006 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at May 1, 2006.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of May 1, 2006.

FORM 10-Q

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
Unaudited
	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$3,659,273	$3,657,763
Interest bearing deposits with banks	281,229	290,030
Federal funds sold	5,443,000	5,292,000
Cash & cash equivalents	9,383,502	9,239,793

Investment securities:
Held-to-maturity, at amortized cost(fair value of $8,669,724	8,898,554	10,078,441
and $9,906,420 at March 31, 2006 and December 31, 2005, respectively)
Available-for-sale, at market value	3,478,283	3,627,425

Loans, net of unearned discount	46,945,460	46,422,378
Less: allowance for loan losses	(455,271)	(472,198)
Net loans	46,490,189	45,950,180

Bank premises & equipment, net	986,556	1,038,081
Accrued interest receivable	358,510	336,466
Other real estate owned	164,500	164,500
Core deposit intangible	1,337,760	1,382,279
Prepaid expenses and other assets	452,397	392,564
Total Assets	$71,550,251	$72,209,729

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$13,382,153	$14,469,063
Demand deposits, interest bearing	9,486,502	9,788,131
Savings deposits	17,103,490	16,396,073
Time deposits, $100,000 and over	13,093,760	13,004,506
Time deposits	9,508,796	9,665,743
	62,574,701	63,323,516

Accrued interest payable	117,401	150,777
Accrued expenses and other liabilities	300,191	243,657
Total Liabilities	62,992,293	63,717,950

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,368	1,368
500,000 shrs auth., 136,842 issued and 6,308 held in treasury
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,166,603)	(6,237,558)
Other comprehensive income (loss)	(37,345)	(32,570)
Total Shareholders' equity	8,557,958	8,491,778
	$71,550,251	$72,209,729
See Accompanying Notes

Consolidated Statement of Operations
(Unaudited)
	Quarter ended	Quarter ended
	March 31,	March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$920,624	$817,051
Interest on investment securities	136,876	138,111
Interest on Federal Funds sold	55,123	25,789
Interest on time deposits with other banks	711	5,619
Total interest income	1,113,334	986,570

Interest Expense:
Interest on time deposits	152,592	90,073
Interest on demand deposits	23,869	10,552
Interest on savings deposits	18,593	14,640
Total interest expense	195,054	115,265
		0
Net interest income	918,280	871,304
		0
Provision for loan losses	40,000	40,000
Net interest income less provision for		0
loan losses	878,280	831,304

Noninterest income:
Gain on sale of loans	0	24,720
Customer service fees	148,148	169,637
ATM activity fees	139,532	150,036
Loan Syndication Fees	20,000	46,672
Other income	37,458	22,962
Total noninterest income	345,138	414,027

Non-interest expense
Salaries, wages, and employee benefits	399,760	467,418
Occupancy and equipment	247,683	258,891
Office operations and supplies	77,995	93,155
Marketing and public relations	19,930	6,534
Professional services	79,811	72,766
Data processing	102,252	109,369
Deposit insurance assessments	28,081	29,282
Other noninterest expense	197,040	196,337
Total non-interest expense	1,152,552	1,233,752

Net income (loss)	$70,866	$11,579

Earnings per share-basic	$0.07	$0.01
Earnings per share-diluted	$0.07	$0.01

Weighted average number of shares	1,068,588	1,068,588

See Accompanying Notes

United Bancshares, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

							Accumulated Other
	Series A				Additional		Comprehenisve	Total	Comprehenisve
	Preferred Stock		Common Stock		Paid-in	Accumulated	income (loss)	Shareholders'	income
	Shares	Amount	Shares	Amount	Capital	Deficit	on AFS sec.	Equity	(loss)
Balance, December 31, 2005	136,742	$1,368	1,068,588	$10,686	$14,749,852	$(6,237,558)	$(32,570)	$8,491,778

Unrealized gain (loss) on investment securities							(4,775)	($4,775)	($4,775)

Net income						$ 70,955		$70,955	70,955
									$66,180
Balance, March 31, 2006	136,742	$1,368	1,068,588	$10,686	$14,749,852	$(6,166,603)	$(37,345)	$8,557,958

Consolidated Statements of Cash Flows
(Unaudited)
	Quarter ended	Quarter ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities
Net income	$70,955	$11,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	40,000	40,000
Gain on sale of loans	0	(24,720)
Depreciation and amortization	111,174	141,607
Increase in accrued interest receivable and other assets	(81,877)	(184,405)
Increase in accrued interest payable and other liabilites	23,158	17,091
Net cash provided by operating activities	163,410	1,152

Cash flows from investing activities
Proceeds from maturity & principal reductions of investments-Available-for-Sale	140,667	299,684
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	1,202,907	327,168
Net increase in loans	(500,009)	(2,709,182)
Proceeds from the sale of loans	0	1,437,273
Purchase of premises and equipment	(114,450)	(102,370)
Net cash provided by (used in) investing activities	729,115	(747,427)

Cash flows from financing activities
Net (decrease) increase in deposits	(748,816)	654,064
Net cash provided by (used in) financing activities	(748,816)	654,064

Increase(Decrease) in cash and cash equivalents	143,709	(92,211)

Cash and cash equivalents at beginning of period	9,239,793	8,933,569

Cash and cash equivalents at end of period	$9,383,502	$8,841,358

Supplemental disclosures of cash flow information
Cash paid during the period for interest	161,678	285,498
Write-down of cumulative effect of change in method
of accounting for invesment securities

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2005 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2006 and December 31, 2005 and the consolidated results of its operations for the three month periods ended March 31, 2006 and 2005, and its consolidated cash flows for the three month periods ended March 31, 2006 and 2005.

2. Share Based Payment

In 1998, the Company adopted a Stock Option Plan. Prior to January 1, 2006, the Bank applied APB Opinion 25 and related Interpretations in accounting for the Plan and disclosed the pro forma information required by FAS 123 and FAS 148. There was no compensation expense recognized for the stock options.

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the three months ended March 31, 2006 and 2005 as no options were granted under the Plan during these periods. All options were fully vested at December 31, 2006.

The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at March 31, 2006.

A summary of the status of the Bank’s stock options as of March 31, 2006 and 2005 and the changes during the three months ended on those dates is as presented below:

	2006
	# Shares of Underlying Options	Exercise Price
Outstanding at beginning of the period	29,694	$8.54
Granted	—	—
Exercised	—	$—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	29,694	$8.54
Exercisable at end of period	29,694	$8.54

	2005
	# Shares of Underlying Options	Exercise Price
Outstanding at beginning of the period	29,694	$8.54
Granted	—	—
Exercised	—	$—
Forfeited	—	—
Expired	—	—
Outstanding at end of period	29,694	$8.54
Exercisable at end of period	29,694	$8.54

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a bank holding company for the Bank and the accompanying financial statements in this report are prepared on a consolidated basis to include the accounts of the Company and the Bank. The purpose of this discussion is to focus on information about the Bank’s financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this quarterly report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS’ interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government’s response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS’ success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this document are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Critical Accounting Policies

Allowance for Credit Losses
The Bank considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes
Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. For financial reporting purposes, a valuation allowance of 100% of the deferred tax asset has been recognized to offset the deferred tax assets related to cumulative temporary differences and tax loss carryforwards. If management determines that the Bank may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount. No current income tax expense is recorded due to the partial utilization of the Bank’s net operating loss carryforward.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2006	Quarter ended March 31, 2005
Net interest income	$918	$871
Provision for loan losses	40	40
Noninterest income	345	414
Noninterest expense	1,153	1,234
Net income	71	12

Earnings per share-basic and diluted	$0.07	$0.01

Balance sheet totals:	March 31, 2006	December 31, 2005
Total assets	$71,550	$72,210
Loans, net	$46,490	$45,950
Investment securities	$12,377	$13,706
Deposits	$62,575	$63,324
Shareholders' equity	$8,558	$8,492

Ratios	Quarter ended March 31, 2006	Quarter ended March 31, 2005
Return on assets	0.39%	0.06%
Return on equity	0.85%	0.52%
Tangible Equity to assets ratio	9.86%	9.84%

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding sources decreased approximately $1.4 million, or 2.24%, during the quarter ending March 31, 2006. Average funding uses increased $1.7 million, or 2.61%, for the same quarter.

Sources and Uses of Funds Trends
	March 31, 2006			December 31, 2005
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$47,327	($468)	(0.98)%	$ 47,795
Investment securities
Held-to-maturity	9,050	316	3.62	8,734
Available-for-sale	3,277	(245)	(6.96)	3,522
Federal funds sold	4,945	(1,338)	(21.03)	6,283
Balances with other banks	288	(3)	(1.03)	291
Total uses	$64,887	$(1,738)	2.61%	$66,625
Funding sources:
Demand deposits
Noninterest-bearing	$14227	(460)	(3.13)%	$14,687
Interest-bearing	9,328	(651)	(6.52)	9,979
Savings deposits	16,328	(132)	(0.80)	16,460
Time deposits	22,614	(190)	(0.83)	22,804
Total sources	$62,497	($1,433)	2.24%	$63,930

Loans

Average loans decreased $468 thousand, or 0.98%, during the quarter ended March 31, 2006. Although the Bank funded $1.9 million in commercial loans during the quarter, loan originations were offset by an extraordinary level of payoffs. Most of the payoff activity was attributed to residential mortgage loans, home equity lines of credit and loan participations with other financial institutions where the Bank does not have a direct relationship with the loan customer.

Additional emphasis has been placed on the Bank’s business development efforts. The Bank has hired several individuals for business development and has re-deployed three staff positions to become regional business development officers in and around the Bank’s three branches. The focus of these individuals will be on the retention of existing customers and developing new relationships.

In addition, the Bank has cultivated relationships with other financial institutions in the region with which it participates in loans as a strategy to grow its commercial loan portfolio. Although the Bank’s direct loan originations are increasing, this strategy continues to be utilized as a low cost means to build the Bank’s earning assets while it enhances its own business development capacity. Most participations are secured by commercial real estate.

The Bank’s loan-to-deposit ratio at March 31, 2006 was 74.29%. This ratio increased slightly from 73.73% at December 31, 2005. The target loan-to-deposit ratio continues to be 75%. This ratio does not represent a policy limit. The Bank has adequate liquidity to continue to fund loan originations for the foreseeable future. If necessary, to create additional liquidity, the Bank has the ability to sell a portion of its investment portfolio or its lower yielding student loan portfolio.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $34.1 million, or 72%, of total loans at March 31, 2006. As result of payoffs/paydowns, there has been a gradual shift in the mix from residential mortgage loans and consumer home equity loans to commercial loans. The Bank continues to build its niche in lending to religious organizations for which total loans now approximate 28.67% of the commercial portfolio. The following table shows the composition of the loan portfolio of the Bank by type of loan.

(Thousands of Dollars)
	March 31, 2006	December 31, 2005
Commercial and industrial	$8,990	$7,176
Commercial real estate	25,150	25,809
Consumer loans	6,939	7,546
Residential mortgages	5,866	5,891
Total Loans	$46,945	$46,422

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. The following factors are considered in determining the adequacy of the allowance for loan losses: levels and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volumes and terms of loans, effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and relevant staff; national and local economic conditions; industry conditions; and effects of changes in credit concentrations. The following Table presents an analysis of the allowance for loan losses.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	Quarter ended March 31, 2006

Balance at January 1, 2006	$472
Charge-offs:
Commercial loans	(62)
Consumer loans	(71)
Total charge-offs	(133)
Recoveries	76
Net(charge-offs)recoveries	(57)
Additions charged to operations	40
Balance at March 31, 2006	$455

The allowance for loan losses as a percentage of total loans was .96% at March 31, 2006 -relatively unchanged from 1.01% at December 31, 2005. Management uses available information to recognize losses on loans, however, future additions may be necessary based on changes in economic conditions. The Bank proactively monitors its credit quality while working with borrowers in an effort to identify and control credit risk. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Management believes the level of the allowance for loan losses is adequate at March 31, 2006.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal of and interest on the loan appears to be available. At March 31, 2006, non-accrual loans were approximately $623 thousand down from $683 thousand at December 31, 2005. Loans classified as non-performing at March 31, 2006 either have guarantees of the Small Business Administration or have strong loan-to-values that minimize the risk of loss.

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

At March 31, 2006, approximately 28.67% of the Bank’s commercial loan portfolio was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community. Loans made to these organizations were primarily for expansion and repair of church facilities. At March 31, 2006, none of these loans were nonperforming.

Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, decreased on average by $1.3 million, or 6.83%, during the quarter ended March 31, 2006. This decline is due to a decrease in average funds available for investment because of a $1.4 million decrease in average deposit balances. (Refer to the discussion on Deposits below.).

The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities (48.3%), and other government-sponsored agency securities (51.7%). The Bank does not invest in high-risk securities or complex structured notes. The yield on the portfolio was 4.48% at March 31, 2006 compared to 4.37% one year ago. The increase in the yield is primarily a result of some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices that repriced in a higher interest rate environment.

Deposits

The Bank has a stable core deposit base representing 79% of total deposits. While the Bank has $13 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 69%, of the these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

During the quarter ended March 31, 2006, average deposits decreased $1.4 million, or 2.24%. The decrease was primarily in the demand deposit account balances. The Banks has several large construction-related accounts for which projects are nearing completion and average funded balances have declined.

A new statement savings product was introduced in March 2006 that has a constant premium interest rate (initial rate of 3.25%). The product was rolled out via a targeted direct mail campaign, newspaper advertisements, and distribution in church bulletins. The Bank is also working together with its Clergy Advisory Council to generate interest in the product and encourage congregants as well as churches to establish “Rainy Day Savings Funds” at the Bank. While the introduction of this product will result in an increased cost of funds, it allows for the creation of new core customers and the generation of significant deposits to fund loans and/or investments. At March 31, 2006, this product generated more than $1 million in new deposits.

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

The Bank's financial instrument commitments at March 31, 2006 are summarized below:

Commitments to extend credit	$11,622,000

There were no outstanding letters of credit at March 31, 2006.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Approximately $9.9 million of the unused commitments represent the Bank’s portion of syndicated national credits where no usage is projected. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Federal Reserve Board (the “FRB”) regulations. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. At March 31, 2006, management believes the Bank’s liquidity is satisfactory and in compliance with the FRB regulations

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity. Approximately $10.2 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets. At March 31, 2006, the Bank had total short-term liquidity, including cash and federal funds sold, of $9.3 million, or 13.11% of total assets. Additional liquidity of approximately $3.5 million is provided by the portion of the Bank’s investment portfolio classified as available-for-sale. However, a significant portion of these securities is used as collateral for governmental/quasi-governmental agencies and are therefore restricted from use to fund loans or to meet other liquidity requirements.

The Bank's overall liquidity continues to be enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank continues to avoid reliance on large denomination time deposits as well as brokered deposits. The Bank has one $5 million deposit with a governmental agency that matures in June 2006 and a series of laddered certificates of deposit (maturities ranging from 3 months to 12 months) totaling $4 million from another quasi-governmental agency. While these are short-term renewals, based on discussions with representatives of these agencies, management does not anticipate the removal of these deposits from the Bank in the near future.

The following is a summary of the remaining maturities of time deposits of $100,000 or more outstanding at March 31, 2006:
(Thousands of dollars)
3 months or less	$7,647
Over 3 through 12 months	$5,447
Over 1 through three years	-
Over three years	-
Total	13,094

Capital Resources

Total shareholders' equity increased approximately $66 thousand for the three months ended March 31, 2006. The increase in equity was primarily due to net income of $71 thousand during three months ended less a $5 thousand decrease in other comprehensive income (FAS 115 unrealized losses on available-for-sale securities) because of interest rate changes that decreased the value of the investment portfolio.

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

As indicated in the table below, the Company’s risk-based capital ratios are above the minimum requirements. Management continues the objective of raising additional capital by increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	March 31, 2006	December 31, 2005
Total Capital	$8,558	$8,491
Less: Intangible Asset/Net unrealized gains (losses) on available for sale portfolio	(1301)	(1,350)
Tier 1 Capital	7,257	7,141
Tier 2 Capital	455	472
Total Qualifying Capital	$7,712	$7,613
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,170	$44,503
Tier 1 Risk-Based Capital Ratio	16.06%	16.04%
Tier 2 Risk-Based Capital Ratio	17.07%	17.10%
Leverage Ratio	10.27%	9.87%

	Bank	Bank
Total Capital	$8,269	$8,202
Less: Intangible Asset/Net unrealized gains (losses) on available for sale portfolio	(1,301)	(1,350)

Tier 1 Capital	6,968	6,852
Tier 2 Capital	455	472
Total Qualifying Capital	7,423	$7,324
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,170	$44,503
Tier 1 Risk-Based Capital Ratio	15.43%	15.39%
Tier 2 Risk-Based Capital Ratio	16.43%	16.45%
Leverage Ratio	9.86%	9.47%

Results of Operations

Summary

The Bank had net income of approximately $71 thousand ($0.07 per common share) for the quarter ended March 31, 2006 compared to a net income of $12 thousand ($0.01 per common share) for the quarter ended March 31, 2005. The increase in income is primarily attributable to an increase in net interest income as well as a reduction in noninterest expenses. A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended March 31, 2006			Three months ended March 31, 2005
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$47,327	$921	7.78%	$47,768	$817	6.84%
Investment securities-HTM	9,050	98	4.33	8,628	89	4.13
Investments securities-AFS	3,277	39	4.76	4,306	49	4.55
Federal funds sold	4,945	55	4.46	4,256	26	2.42
Interest bearing balances with other banks	288	1	0.99	878	6	2.56
Total interest-earning assets	67,351	1,113	6.86	65,836	986	5.99
Interest-bearing liabilities
Demand deposits	9,328	24	1.02	8393	11	0.50
Savings deposits	16,328	19	0.46	17,632	12	0.33
Time deposits	22,614	153	2.70	23,649	90	1.52
Total interest-bearing liabilities	48,270	195	1.62	49,674	115	0.93

Net interest earnings		$918			$871
Net yield on interest-earning assets			5.66%			5.29%

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

Net interest income increased $47 thousand, or 5.39%, for the quarter ended March 31, 2006 compared to March 31, 2005. The increase is primarily attributed to an increase in average loans outstanding since March 31, 2005 as well as a 175 basis point increase in the prime rate and federal funds sold rate since March 2005. As a result, the yield on average earning assets increased from 5.99% for the quarter ended March 31, 2005 to 6.86% for the quarter ended March 31, 2006.

Although the Bank’s cost of funds increased to 1.62% for the quarter ending March 31, 2006 from 0.93% for the same quarter in 2005, the cost of funds is still considered low when compared to the Bank’s peer group average of more than 2.00%. The Bank’s deposit base includes many low cost core checking and savings deposits that are not sensitive to rate changes. Thus, although there were a series of short-term rate increases (in aggregate 175 basis points) by the Federal Reserve in 2005, the Bank’s cost of funds did not increase at the same pace while floating rate assets including loans, investments and Federal Funds Sold did increase. As a result, the net interest margin of the Bank increased to 5.66% for the quarter ended March 31, 2006 compared to 5.29% for the same quarter in 2005.

Provision for Loan Losses

The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The Bank made provisions totaling $40 thousand for the quarter ending March 31, 2006— the same as in the quarter in 2005. Provisions are made to the allowance to cover loans for which full collection is uncertain in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion on classified loans and specific reserves.)

Management continues to closely monitor the portfolio for signs of weakness and will proactively make provisions to cover potential losses. Systematic provisions are made to the allowance to cover potential losses related to the Bank’s classified loans. Management believes the level of the allowance for loan losses is adequate as of March 31, 2006.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income declined $69 thousand, or 16.64%, for the quarter ending March 31, 2006, compared to the same quarter in 2005.

Customer service fees declined by $21 thousand, or 12.67%, for the quarter ended March 31, 2006, compared to 2005. The decline came as a result of less activity fees on deposits because of a smaller deposit base. In addition, ATM fees declined by $11 thousand, or 7.00% for the quarter ending March 31, 2006, compared to 2005. This decline is due in part to the relocation of one of the Bank’s ATMs to a new site for which the construction of the restaurant in which it is located was not complete until the end of March 2006. Plans for improved signage are underway to improve the visibility of this machine.

The Bank serves as arranger/agent for loan syndications for major corporations throughout the country. The Bank was selected to syndicate back-up lines/letters of credit with other minority banks throughout the country for major corporations. Fees recognized on these credit facilities totaled $20 thousand for the quarter ended March 31, 2006 compared to $47 thousand for the quarter ended March 31, 2005. The decline in fees is due to a change in the closing timeline for one of the credit facilities. Fees for this service are projected to exceed $150 thousand for 2006. These fees will be received annually for the administration of the credit facilities.

Noninterest Expense

Salaries and benefits decreased $68 thousand, or 14.47%, for the quarter ended March 31, 2006 compared to 2005. The decline is a result of further streamlining of the organization and several unfilled positions. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses are a result of the management decision of the Bank to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. Data processing expenses decreased approximately $7 thousand, or 6.96%, for the quarter ended March 31, 2006 compared to 2005. The reduction is primarily a result of a decline in processing costs associated with the Bank’s core service provider. In mid 2005, the Bank re-negotiated several line items to achieve cost savings. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased approximately $11 thousand, or 4.33%, for the quarter ended March 31, 2006 compared to 2005. The decrease is primarily attributable to the full depreciation of many of the Bank’s fixed assets including computer equipment, leasehold improvements and furniture associated with its branch network.

Marketing and public relations expense increased approximately $13 thousand, or 205.02%, for the quarter ended March 31, 2006 compared to 2005. In March 2006, the Bank launched its marketing campaign for its signature savings account including a direct mail solicitation, newspaper advertisement, and other promotional give-aways.

Professional services expense increased approximately $7 thousand, or 9.68%, for the quarter ended March 31, 2006 compared to 2005. The increase is primarily attributable to an increase in audit fees as well as computer-related consulting fees.

Office operations and supplies expense decreased $15 thousand, or 16.27%, for the quarter ended March 31, 2006 compared to 2005. Beginning in 2005, management began purging its records in accordance with its record retention program to reduce offsite storage cost.

FDIC insurance premiums decreased $1 thousand, or 4.10%, for the quarter ended March 31, 2006 compared to 2005. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution’s overall rating, with the stronger institutions paying lower rates. The Bank’s assessment was based on 1.96 basis points for BIF (Bank Insurance Fund) assessable deposits and SAIF (Savings Insurance Fund) assessable deposits.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. At March 31, 2006, the Bank’s tier one leverage ratio was 9.86%--above the 7.00% minimum requirement. Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

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

Under the Federal Reserve Act, if a bank has sustained losses equal to or exceeding its undivided profits then on hand, no dividend shall be paid, and no dividends can ever be paid in an amount greater than such bank’s net profits less losses and bad debts. Cash dividends must be approved by the Board if the total of all cash dividends declared by a bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank’s net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or to a fund for the retirement of preferred stock. Under the Federal Reserve Act, the Federal Reserve Board has the power to prohibit the payment of cash dividends by a bank if it determines that such a payment would be an unsafe or unsound banking practice. As a result of these laws and regulations, the Bank, and therefore the Company, whose only source of income is dividends from the Bank, will be unable to pay any dividends while an accumulated deficit exists. The Company does not anticipate that dividends will be paid for the foreseeable future.

The FDIC generally prohibits all payments of dividends by a bank that is in default of any assessment to the FDIC. (See “Regulatory Matters” above)

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

At March 31, 2006, an asset sensitive position is maintained on a cumulative basis through 1 year of 6.50% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments. The calculated estimates of changes in market value of equity at March 31, 2006 are as follows:
	Market value of	Market value risk
Changes in rate	Equity	(% Change)
(Dollars in thousands)
+200 basis points	$ 5,074	(25.0)%
+150 basis points	5,515	(18.5)
+100 basis points	5,935	(12.3)
+50 basis points	6,372	(5.8)
Flat rate	6,766	-
-50 basis points	7,102	5.0
-100 basis points	7,406	9.5
-150 basis points	7,681	13.5
-200 basis points	7,938	17.3

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities. The declining market value of equity in a rising rate environment is a result of the high level of fixed rate loans and investments the Bank has on its balance sheet. Management will actively manage the level of variable versus fixed rate assets in order to reduce the volatility in the market value of equity.

The assumptions used in evaluating the vulnerability of the Company’s earnings and capital to changes in interest rates are based on management’s consideration of past experience, current position and anticipated future economic conditions. The interest sensitivity of the Company’s assets and liabilities, as well as the estimated effect of changes in interest rates on the market value of portfolio equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

The Board of Directors of the Bank and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest-rate exposure is not considered significant and is within the policy limits of the Bank at March 31, 2006. However, if significant interest rate risk arises, the Board of Directors and management may take (but are not limited to) one or all of the following steps to reposition the balance sheet as appropriate:

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

Item 4. Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda M. Hudson-Nelson, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

As of the date of this report, there have not been any significant changes in the Company’s internal controls or in any other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No material claims have been instituted or threatened by or against the Company or its affiliates other than in the ordinary course of business.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

UNITED BANCSHARES, INC.

Date: May 15, 2006	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 15, 2006	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.