Form 10-Q
period 2006-06-30
UNITED BANCSHARES INC /PA
filed 2006-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_   No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer_____ Accelerated filer_______ Non-accelerated filer___X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes_____ No_X__

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

    The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of July 31, 2006 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at July 31, 2006.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of July 31, 2006.

FORM 10-Q

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$3,456,424	$3,657,763
Interest bearing deposits with banks	278,303	290,030
Federal funds sold	5,915,000	5,292,000
Cash & cash equivalents	9,649,727	9,239,793

Investment securities:
Held-to-maturity, at amortized cost(fair value of $8,452,818	8,730,272	10,078,441
and $9,906,420 at June 30, 2006 and December 31, 2005, respectively)
Available-for-sale, at market value	3,339,621	3,627,425

Loans , net of unearned discount	46,541,061	46,422,378
Less: allowance for loan losses	(509,165)	(472,198)
Net loans	46,031,896	45,950,180

Bank premises & equipment, net	1,022,677	1,038,081
Accrued interest receivable	362,264	336,466
Other real estate owned	164,500	164,500
Core deposit intangible	1,293,241	1,382,279
Prepaid expenses and other assets	456,023	392,564
Total Assets	$71,050,221	$72,209,729

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$12,782,595	$14,469,063
Demand deposits, interest bearing	9,439,039	9,788,131
Savings deposits	17,707,157	16,396,073
Time deposits, $100,000 and over	13,181,224	13,004,506
Time deposits	9,073,473	9,665,743
	62,183,488	63,323,516

Accrued interest payable	141,542	150,777
Accrued expenses and other liabilities	185,230	243,657
Total Liabilities	62,510,261	63,717,950

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,368	1,368
500,000 shrs auth., 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares common and 6,308 preferred, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,160,649)	(6,237,558)
Net unrealized loss on available-for-sale securities	(61,296)	(32,570)
Total Shareholders' equity	8,539,961	8,491,778
	$71,050,221	$72,209,729

See Accompanying Notes

Statements of Operations
(unaudited)

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$916,670	$856,492	$1,837,294	$1,673,543
Interest on investment securities	134,825	134,591	271,701	272,702
Interest on Federal Funds sold	71,841	36,225	126,964	62,014
Interest on time deposits with other banks	790	3,934	1,501	9,553
Total interest income	1,124,126	1,031,242	2,237,460	2,017,812

Interest Expense:
Interest on time deposits	170,995	103,957	323,587	194,030
Interest on demand deposits	23,618	11,486	47,487	22,038
Interest on savings deposits	29,168	14,534	47,761	29,174
Total interest expense	223,781	129,977	418,835	245,242

Net interest income	900,345	901,265	1,818,625	1,772,570

Provision for loan losses	35,000	70,000	75,000	110,000
Net interest income less provision for
loan losses	865,345	831,265	1,743,625	1,662,570

Noninterest income:
Gain on sale of loans	0	0	0	24,720
Customer service fees	148,887	170,526	297,035	340,163
ATM activity fees	140,973	145,535	280,505	295,571
Loan Syndication Fees	50,000	76,500	70,000	122,172
Other income	17,834	23,664	55,292	47,626
Total noninterest income	357,694	416,225	702,832	830,252

Non-interest expense
Salaries, wages, and employee benefits	452,463	449,635	852,223	917,053
Occupancy and equipment	249,998	243,542	497,681	502,433
Office operations and supplies	73,288	89,040	151,283	182,195
Marketing and public relations	40,109	28,375	60,039	34,909
Professional services	66,255	55,111	146,066	127,877
Data processing	105,580	106,786	207,832	216,155
Deposit insurance assessments	27,788	27,977	55,869	57,259
Other noninterest expense	201,516	197,498	398,556	393,834
Total non-interest expense	1,216,997	1,197,964	2,369,549	2,431,715

Income before income taxes	6,042	49,526	76,908	61,107
Provision for income taxes	0	0	0	0
Net income	$6,042	$49,526	$76,908	$61,107

Earnings per share-basic	$0.01	$0.05	$0.07	$0.06
Earnings per share-diluted	$0.01	$0.05	$0.07	$0.06

Weighted average number of shares	1,068,588	1,068,588	1,068,588	1,068,588

See Accompanying Notes

Statements of Cash Flows
(unaudited)

	6 months ended	6 months ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities
Net income	$76,908	$61,107
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	75,000	110,000
Gain on sale of loans	0	(24,720)
Depreciation and amortization	221,007	256,498
Increase in accrued interest receivable and other assets	(89,257)	(221,895)
(Decrease) increase in accrued interest payable and other liabilites	(67,662)	35,029
Net cash provided by operating activities	215,996	145,960

Cash flows from investing activities
Purchase of investments-Available-for-Sale	0	(2,763,785)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	243,439	590,509
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	1,357,632	558,091
Net increase in loans	(156,716)	(1,733,539)
Purchase of loans	0	1,437,273
Purchase of premises and equipment	(110,390)	(173,488)
Net cash provided by (used in) investing activities	1,333,966	(2,084,940)

Cash flows from financing activities
Net decrease in deposits	(1,140,028)	(89,152)
Net cash provided by (used in) financing activities	(1,140,028)	(89,152)

Increase (decrease) in cash and cash equivalents	409,934	(2,028,131)

Cash and cash equivalents at beginning of period	9,239,793	8,933,569

Cash and cash equivalents at end of period	$9,649,727	$6,905,438

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$409,600	$256,742

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2006 and December 31, 2005 and the consolidated results of its operations for the three month periods ended June 30, 2006 and 2005, and its consolidated cash flows for the six month periods ended June 30, 2006 and 2005.

2. Share Based Payment

In 1998, the Company adopted a Stock Option Plan. Prior to January 1, 2006, the Bank applied APB Opinion 25 and related Interpretations in accounting for the Plan and disclosed the pro forma information required by FAS 123 and FAS 148. There was no compensation expense recognized for the stock options.

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the six months ended June 30, 2006 and 2005 as no options were granted under the Plan during these periods. All options were fully vested at December 31, 2005.

The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at June 30, 2006.

A summary of the status of the Bank’s stock options as of June 30, 2006 and 2005 and the changes during the six months ended on those dates is as presented below:

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

3. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss which is comprised o unrealized gains and losses on investment securities available for sale, net of taxes. The Company’s total comprehensive income for the six months ended June 30, 2006 and 2005 was $48,182 and $42,483, respectively. The difference between the Company’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.	Critical Accounting Policies—Allowance for Loan Losses

The Bank considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. The following Table presents an analysis of the allowance for loan losses.

 ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	Six months ended June 30, 2006
Balance at January 1, 2006	$472
Charge-offs:
Commercial loans	(62)
Consumer loans	(80)
Total charge-offs	(142)
Recoveries	104
Net(charge-offs)recoveries	(38)
Additions charged to operations	75
Balance at June 30, 2006	$509

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended June 30, 2006	Quarter ended June 30, 2005
Net interest income	$900	$901
Provision for loan losses	35	70
Noninterest income	358	416
Noninterest expense	1,217	1,198
Net income	6	50

Earnings per share-basic and diluted	$0.01	$0.05

Balance sheet totals:	June 30, 2006	December 31, 2005
Total assets	$71,050	$72,210
Loans, net	$46,032	$45,950
Investment securities	$12,070	$13,706
Deposits	$62,183	$63,324
Shareholders' equity	$8,540	$8,492

Ratios	Quarter ended June 30, 2006	Quarter ended June 30, 2005
Return on assets	0.03%	0.06%
Return on equity	0.33%	0.52%
Tangible Equity to assets ratio	10.01%	9.84%

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends
	June 30, 2006			March 31, 2006
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$46,624	($703)	(1.49)%	$47,327
Investment securities
Held-to-maturity	8,946	(104)	(1.15)	9,050
Available-for-sale	3,219	(58)	(1.77)	3,277
Federal funds sold	5,863	918	18.56	4,945
Balances with other banks	279	(9)	(3.13)	288
Total uses	$64,931	$44	0.07%	$64,887
Funding sources:
Demand deposits
Noninterest-bearing	$13,731	(496)	(3.49)%	$14227
Interest-bearing	9,052	(276)	(2.96)	9,328
Savings deposits	16,105	(223)	(1.37)	16,328
Time deposits	22,491	(123)	(0.54)	22,614
Total sources	$61,379	($1,118)	1.79%	$62,497

Loans

Average loans decreased $703 thousand, or 1.49%, during the quarter ended June 30, 2006 as a result of loan payoff activity with residential mortgage loans, home equity lines of credit and loan participations with other financial institutions. Because the Bank does not have a direct relationship with these loan customers, payoffs are often unexpectedly received. Although the Bank’s direct loan originations are increasing, participations with other financial institutions are utilized as a low cost means to build the Bank’s earning assets while it continues to enhance its own business development capacity.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $34.5 million, or 74.10%, of total loans at June 30, 2006. Approximately $26.5 million of these loans are secured by commercial real estate. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate 30% of the commercial portfolio.

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

Management uses available information to recognize losses on loans, however, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	Six months ended June 30, 2006	Year ended December 31, 2005	Six months ended June 30, 2005
Allowance for loan losses	$509	$472	$574
Total classified loans	$1,394	$1,010	$2,392
Allowance for loan losses as a percentage of:
Total Loans	1.09%	1.01%	1.22%
Total nonperforming loans	64%	69%	35%
Net charge-offs as a percentage of average loans (year-to-date)	.08%	1.43%	.29%

During the year ended December 31, 2005, the Bank charged-off $981,000 in classified loans resulting in a reduction in the allowance as well as a decline in classified loans. The increase in classified loans for the six months ended June 30, 2006 is primarily a result of an increase in classified consumer loans and residential mortgage loans. The bulk of the classified consumer loans represent automobile loans for which the Bank is aggressively pursuing collection including repossession and auction. The increase in classified residential loans is primarily due to several loan customers for which the Bank has worked with its servicing agent to pursue acceptable payment arrangements. These loans typically have strong loan-to-values that help to mitigate the risk of loss in the event of foreclosure.

Although the allowance for loan losses covered only 64% of total non-performing loans at June 30, 2006, the risk of loss on these loans is mitigated by strong real estate collateral values as well as guarantees of the Small Business Administration (SBA). In 2005, the Bank was successful in pursuing collection from the SBA on a significant loan for which it presented appropriate documentation. The Bank works with an outside SBA specialist to ensure proper submission of information to the SBA to increase the probability of collection of guarantees.

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

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 20, 2005
Nonperforming loans:
Commercial	$444	$512	$1,421
Installment	104	82	106
Residential Real Estate	243	89	90
Total	$791	$683	$1,617

At June 30, 2006, non-accrual loans were approximately $791 thousand--up from $683 thousand at December 31, 2005 because of additional residential mortgage loans and consumer that were placed on non-accrual status during the period. The Bank continues to work with these borrowers to develop acceptable repayment plans. The loans classified as non-performing at June 30, 2006 either have guarantees of the Small Business Administration or have strong loan-to-values that help to minimize the risk of loss. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, increased on average by $756 thousand, or 4.38%, during the quarter ended June 30, 2006 as a result of loan payoffs/paydowns that served to increase the level of federal funds sold. The yield on the investment portfolio was 4.52% at June 30, 2006 compared to 4.35% one year ago. The increase in the yield is primarily a result of some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices that repriced in a higher interest rate environment.

Deposits

During the quarter ended June 30, 2006, average deposits decreased $1.1 million, or 1.79%. The decrease was primarily in demand deposit account balances. The Bank has several large construction-related accounts for which projects were completed and average funded balances declined. Balances in these accounts will continue to fluctuate as new projects are started and completed.

Although a new premium rate statement savings product was introduced in March 2006, it did not result in significant growth in deposit balances as projected. Management is reviewing the marketing strategies related to this product and will roll out a new campaign in September 2006. In addition, implementation plans are underway for remote deposit capture. This process will make it convenient for customers to make deposits without coming into the Bank’s branches. This is deemed a “first in” strategy that will allow the Bank to capture more market share.

While the Bank has $13 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 69%, of the these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

Commitments and Lines of Credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at June 30, 2006 are summarized below:

Commitments to extend credit	$8,938,000

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets. At June 30, 2006, the Bank had total short-term liquidity, including cash and federal funds sold, of $9.6 million, or 13.58% of total assets. Additional liquidity of approximately $3.3 million is provided by the portion of the Bank’s investment portfolio classified as available-for-sale. However, a significant portion of these securities is used as collateral for governmental/quasi-governmental agencies and are therefore restricted from use to fund loans or to meet other liquidity requirements.

 Capital Resources

Total shareholders' equity increased approximately $48 thousand compared to December 31, 2005. The increase in equity was primarily due to net income of $76 thousand during six months ended June 30, 2006 less a $29 thousand decrease in other comprehensive income (FAS 115 unrealized losses on available-for-sale securities) because of interest rate changes that decreased the value of the investment portfolio. As indicated in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements. Management continues the objective of raising additional capital by increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	June 30, 2006	December 31, 2005
Total Capital	$8,539	$8,491
Less: Intangible Asset/Net unrealized gains (losses) on available for sale portfolio	(1,232)	(1,350)
Tier 1 Capital	7,307	7,141
Tier 2 Capital	509	472
Total Qualifying Capital	$7,816	$7,613
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,548	$44,503
Tier 1 Risk-Based Capital Ratio	16.04%	16.04%
Tier 2 Risk-Based Capital Ratio	17.15%	17.10%
Leverage Ratio	11.14%	9.87%
	Bank	Bank
Total Capital	$8,251	$8,202
Less: Intangible Asset/Net unrealized gains (losses) on available for sale portfolio	(1,232)	(1,350)

Tier 1 Capital	7,019	6,852
Tier 2 Capital	509	472
Total Qualifying Capital	7,528	$7,324
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,548	$44,503
Tier 1 Risk-Based Capital Ratio	15.41%	15.39%
Tier 2 Risk-Based Capital Ratio	16.53%	16.45%
Leverage Ratio	10.01%	9.47%

Results of Operations

Summary

The Bank had net income of approximately $6 thousand ($0.01 per common share) for the quarter ended June 30, 2006 compared to a net income of $50 thousand ($0.05 per common share) for the quarter ended June 30, 2005. The decrease in income is primarily attributable to a decrease in non-interest income as well as an increase in noninterest expenses. The Bank had net income of approximately $76 thousand ($0.07 per common share) for the six months ended June 30, 2006 compared to a net income of $61 thousand ($0.06 per common share) for the six months ended June 30, 2005. A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2006			Three months ended June 30, 2005
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$46,624	$917	7.86%	$47,768	$856	7.17%
Investment securities-HTM	8,946	95	4.25	8,550	88	4.10
Investments securities-AFS	3,219	40	4.97	4,153	47	4.53
Federal funds sold	5,863	72	4.90	5,012	36	2.89
Interest bearing balances with other banks	279	1	1.13	889	4	1.77
Total interest-earning assets	64,931	1,124	6.93	66,382	1,031	6.30
Interest-bearing liabilities
Demand deposits	9,052	24	1.04	8,323	11	0.55
Savings deposits	16,105	29	0.72	17,505	15	0.33
Time deposits	22,491	171	3.04	23,677	104	1.76
Total interest-bearing liabilities	47,648	223	1.88	49,505	130	1.05
Net interest earnings		$901			$901
Net yield on interest-earning assets			5.55%			5.43%

Net interest income was relatively the same for the quarter ended June 30, 2006 compared to June 30, 2005. Although the net yield on average earning assets increased 63 basis points, the cost of interest-bearing liabilities increased 75 basis points primarily because of an increase in rates the Bank paid on its certificates of deposits. The Federal Reserve made a series of increases in short-term rates over the last year. However, because the Bank’s deposit base includes many low cost core checking and savings deposits that are not sensitive to rate changes, the Bank did not experience margin compression (a shrinking net interest margin). If successful, the Bank’s higher interest rate premium savings product may increase the cost of funds resulting in a lower net interest margin but higher net interest earnings because of the increased level of earning assets (deposits).

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charge, overdrafts, account analysis, and other customer service fees. Noninterest income declined $59 thousand, or 14.06%, for the quarter ending June 30, 2006, compared to the same quarter in 2005.

Customer service fees declined by $22 thousand, or 12.69%, for the quarter ended June 30, 2006, compared to 2005. The decline came as a result of less activity fees on deposits because of the reduction in the deposit base. In addition, ATM fees declined by $5 thousand, or 3.13% for the quarter ending June 30, 2006, compared to 2005 due in part to down-time experienced on several machines as a result of equipment/network upgrades. In addition, there was a $26 thousand decline in syndication fee income as a result of the non-renewal of one credit facility for which the Bank served as agent.

Noninterest Expense

Salaries and benefits increased $3 thousand, or 0.63%, for the quarter ended June 30, 2006 compared to 2005. The increase was the result of the normal salary increases. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses decreased approximately $1 thousand, or 1.13%, for the quarter ended June 30, 2006 compared to 2005. The reduction is primarily a result of a decline in processing costs associated with the Bank’s core service provider. In mid 2005, the Bank re-negotiated several line items to achieve cost savings. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense increased approximately $6 thousand, or 2.65%, for the quarter ended June 30, 2006 compared to 2005. The increase is primarily attributable normal escalations in rent expense as well as increased common area maintenance expense associated with leased facilities.

Marketing and public relations expense increased approximately $12 thousand, or 41.35%, for the quarter ended June 30, 2006 compared to 2005. In March 2006, the Bank launched a marketing campaign for its new signature savings account including a direct mail solicitation, ongoing newspaper advertisements, and other promotional give-aways.

Professional services expense increased approximately $11 thousand, or 20.22%, for the quarter ended June 30, 2006 compared to 2005. The increase is primarily attributable to an increase in audit fees as well as computer-related consulting fees.

Office operations and supplies expense decreased $16 thousand, or 17.69%, for the quarter ended June 30, 2006 compared to 2005. Beginning in 2005, management began purging its records in accordance with its record retention program to reduce offsite storage cost.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At June 30, 2006, the Bank’s tier one leverage ratio was 10.01%--300 basis points above the 7.00% minimum requirement. Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

Dividend Restrictions

The Company has never declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

At June 30, 2006, an asset sensitive position is maintained on a cumulative basis through 1 year of 6.7% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments. Interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at June 30, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by the report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Evelyn F. Smalls, and Chief Financial Officer, Brenda M. Hudson-Nelson, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

UNITED BANCSHARES, INC.

Date: August 14 , 2006	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2006	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

=