Form 10-Q
period 2006-09-30
UNITED BANCSHARES INC /PA
filed 2006-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of November 1, 2006 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at November 1, 2006.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of November 1, 2006.

FORM 10-Q

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
	Unaudited
	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$3,634,694	$3,657,763
Interest bearing deposits with banks	280,112	290,030
Federal funds sold	8,673,000	5,292,000
Cash & cash equivalents	12,587,806	9,239,793

Investment securities:
Held-to-maturity, at amortized cost(fair value of $10,943,406	10,079,747	10,078,441
and $9,906,420 at September 30, 2006 and December 31, 2005, respectively)
Available-for-sale, at fair value	3,147,147	3,627,425

Loans , net of unearned discount	44,818,907	46,422,378
Less: allowance for loan losses	(614,821)	(472,198)
Net loans	44,204,086	45,950,180

Bank premises & equipment, net	1,105,876	1,038,081
Accrued interest receivable	399,870	336,466
Other real estate owned	0	164,500
Core deposit intangible	1,248,721	1,382,279
Prepaid expenses and other assets	504,348	392,564
Total Assets	$73,277,601	$72,209,729

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$12,798,549	$14,469,063
Demand deposits, interest bearing	10,916,374	9,788,131
Savings deposits	18,663,543	16,396,073
Time deposits, $100,000 and over	13,181,224	13,004,506
Time deposits	8,769,924	9,665,743
	64,329,615	63,323,516

Accrued interest payable	134,143	150,777
Accrued expenses and other liabilities	237,063	243,657
Total Liabilities	64,700,821	63,717,950

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,368	1,368
500,000 shrs auth., 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares and 6,308 shares preferred, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,152,828)	(6,237,558)
Accumulated other comprehensive loss	(32,298)	(32,570)
Total Shareholders' equity	8,576,780	8,491,778
	$73,277,601	$72,209,729

See Accompanying Notes

Consolidated Statements of Operations
(unaudited)

	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$908,750	$886,079	$2,746,044	$2,559,622
Interest on investment securities	143,479	131,501	415,180	404,203
Interest on Federal Funds sold	114,113	54,834	241,077	116,848
Interest on time deposits with other banks	2,228	2,021	3,729	11,574
Total interest income	1,168,570	1,074,435	3,406,030	3,092,247

Interest Expense:
Interest on time deposits	181,860	124,480	505,447	318,510
Interest on demand deposits	31,035	18,766	78,522	40,804
Interest on savings deposits	42,305	14,269	90,066	43,443
Total interest expense	255,200	157,515	674,035	402,757

Net interest income	913,370	916,920	2,731,995	2,689,490

Provision for loan losses	40,000	50,000	115,000	160,000
Net interest income less provision for
loan losses	873,370	866,920	2,616,995	2,529,490

Noninterest income:
Gain on sale of loans	0	2,615	0	27,335
Customer service fees	158,219	174,715	455,254	514,878
ATM activity fees	121,379	139,315	401,883	434,886
Loan Syndication Fees	20,000	20,000	90,000	142,172
Other income	13,849	26,538	69,141	74,164
Total noninterest income	313,447	363,183	1,016,278	1,193,435

Non-interest expense
Salaries, wages, and employee benefits	430,420	454,418	1,282,643	1,371,471
Occupancy and equipment	244,581	247,850	742,262	750,283
Office operations and supplies	83,393	79,081	234,676	261,276
Marketing and public relations	28,021	22,539	88,060	57,448
Professional services	63,288	56,762	209,354	184,639
Data processing	106,148	105,979	313,980	322,134
Deposit insurance assessments	27,487	28,125	83,356	85,384
Other noninterest expense	195,657	198,241	594,213	592,075
Total non-interest expense	1,178,995	1,192,995	3,548,544	3,624,710

Income before income taxes	$7,822	$37,108	$84,729	$98,215
Provision for Income Taxes	0	0	0	0
Net income	$7,822	$37,108	$84,729	$98,215

Earnings per share-basic	$0.01	$0.03	$0.08	$0.09
Earnings per share-diluted	$0.01	$0.03	$0.08	$0.09

Weighted average number of shares	1,068,588	1,068,588	1,068,588	1,068,588

See Accompanying Notes

Consolidated Statements of Cash Flows
(unaudited)
	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities
Net income	$84,729	$98,215
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	115,000	160,000
Gain on sale of loans	0	(27,335)
Loss on sale of ORE property	1,572	0
Depreciation and amortization	334,265	370,381
Increase in accrued interest receivable and other assets	(175,188)	(188,048)
Decrease in accrued interest payable and other liabilites	(23,228)	(5,722)
Net cash provided by operating activities	337,150	407,491

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(1,989,076)	(2,763,785)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	470,207	915,713
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	1,985,860	3,056,647
Net decrease (increase) in loans	1,631,094	(3,412,416)
Purchase of loans	0	1,439,889
Proceeds from the sale of ORE Property	162,928	0
Purchase of premises and equipment	(256,249)	(194,174)
Net cash provided by (used in) investing activities	2,004,765	(958,126)

Cash flows from financing activities
Net increase in deposits	1,006,099	657,714
Net cash provided by financing activities	1,006,099	657,714

Increase in cash and cash equivalents	3,348,014	107,078

Cash and cash equivalents at beginning of period	9,239,793	8,933,569

Cash and cash equivalents at end of period	$12,587,807	$9,040,647

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$657,401	$383,247

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2006 and December 31, 2005 and the consolidated results of its operations for the three month periods ended September 30, 2006 and 2005, and its consolidated cash flows for the nine month periods ended September 30, 2006 and 2005.

2. Share Based Payment

In 1998, the Company adopted a Stock Option Plan. Prior to January 1, 2006, the Bank applied APB Opinion 25 and related Interpretations in accounting for the Plan and disclosed the pro forma information required by FAS 123 and FAS 148. There was no compensation expense recognized for the stock options.

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the nine months ended September 30, 2006 and 2005 as no options were granted under the Plan during these periods. All options were fully vested at December 31, 2005.

The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at September 30, 2006.

A summary of the status of the Bank’s stock options as of September 30, 2006 and 2005 and the changes during the six months ended on those dates is as presented below:

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

3. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Company’s total comprehensive income for the nine months ended September 30, 2006 and 2005 was $85,001 and $68,704, respectively. The difference between the Company’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.  Net Income Per Share

The calculation of net income per share follows:
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Basic:
Net income available to shareholders	$7,822	$37,108	$84,729	$98,215

Average common shares outstanding-basic	1,068,588	1,068,588	1,068,588	1,068,588

Net income per share-basic	$0.01	$0.03	$0.08	$0.09

Fully Diluted:
Average common shares-fully diluted	1,098,282	1,098,282	1,098,282	1,098,282

Net income per share-fully diluted	$0.01	$0.03	$0.08	$0.09

Options to purchase 29,694 shares of common stock are included in the computation of diluted EPS. The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

5.	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets of liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

6.	Critical Accounting Policies—Allowance for Loan Losses

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

ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Balance at January 1, 2006	$472	$603
Charge-offs:
Commercial loans	(62)	(107)
Consumer loans	(95)	(103)
Total charge-offs	(157)	(210)
Recoveries	185	253
Net(charge-offs)recoveries	28	43
Additions charged to operations	115	160
Balance at September 30	$615	$806

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on

UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS’ interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government’s response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (l) UBS’ success in managing the risks involved in the foregoing.

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

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this document are based upon information presently available and UBS assumes no obligation to update any forward-looking statement.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2006	Quarter ended September 30, 2005
Net interest income	$913	$917
Provision for loan losses	40	50
Noninterest income	313	363
Noninterest expense	1,179	1,192
Net income	8	37

Earnings per share-basic and diluted	$0.01	$0.03

Balance sheet totals:	September 30, 2006	December 31, 2005
Total assets	$73,277	$72,210
Loans, net	$44,204	$45,950
Investment securities	$13,226	$13,706
Deposits	$64,330	$63,324
Shareholders' equity	$8,577	$8,492

Ratios	Quarter ended September 30, 2006	Quarter ended September 30, 2005
Return on assets	0.04%	0.13%
Return on equity	0.44%	1.32%
Tangible Equity to assets ratio	9.74%	9.86%

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends
(Thousands of Dollars, except percentages)	September 30, 2006 Average	Increase (Decrease)		June 30, 2006 Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$45,453	($1,171)	(2.51)%	$46,624
Investment securities
Held-to-maturity	9,171	225	2.52	8,946
Available-for-sale	3,138	(81)	(2.52)	3,219
Federal funds sold	8,718	2,855	48.70	5,863
Balances with other banks	279	-	-	279
Total uses	$66,759	$1,828	2.82%	$64,931
Funding sources:
Demand deposits
Noninterest-bearing	$14,776	1,045	7.61%	$13,731
Interest-bearing	9,747	695	7.68	9,052
Savings deposits	15,826	(279)	(1.73)	16,105
Time deposits	22,312	(179)	(0.80)	22,491
Total sources	$62,661	$1,282	2.09%	$61,379

Loans

Average loans decreased $1.2 million, or 2.51%, during the quarter ended September 30, 2006 as a result of loan payoff activity with residential mortgage loans, home equity lines of credit and loan participations with other financial institutions. Because the Bank does not have a direct relationship with these loan customers, payoffs are often unexpectedly received. Although the Bank’s direct loan originations are increasing, participations with other financial institutions are utilized as a low cost means to build the Bank’s earning assets while it continues to enhance its own business development capacity.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $33.2 million, or 74.16%, of total loans at September 30, 2006. Approximately $25.3 million of these loans are secured by commercial real estate. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate 29% of the commercial portfolio.

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

Management uses available information to recognize losses on loans, however, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	Nine months ended September 30, 2006	Year ended December 31, 2005	Nine months ended September 30, 2005
Allowance for loan losses	$615	$472	$806
Total classified loans	$1,823	$1,010	$1,763
Allowance for loan losses as a percentage of:
Total Loans	1.37%	1.01%	1.64%
Total nonperforming loans	97%	69%	114%
Net recoveries (charge-offs) as a percentage of average loans (year-to-date)	0.06%	(1.43%)	(0.09%)

During the year ended December 31, 2005, the Bank charged-off $981,000 in classified loans resulting in a reduction in the allowance as well as a decline in classified loans. The increase in classified loans for the nine months ended September 30, 2006 is primarily a result of regulatory classification downgrades of two (2) commercial loans totaling $601 thousand. These loans are secured by real estate, performing as agreed and have adequate loan-to-values that serve to minimize the risk of loss.

The allowance for loan losses covers 97% of total non-performing loans at September 30, 2006. In addition, strong real estate collateral values as well as guarantees of the Small Business Administration (“SBA”) mitigate the risk of loss on these loans. In 2005, the Bank was successful in pursuing collection from the SBA on a significant loan for which it presented appropriate documentation. The Bank works with an outside SBA specialist to ensure proper submission of information to the SBA to increase the probability of collection of guarantees.

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days. The policy of the Bank is to charge-off unsecured loans after 90 days past due. Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal and interest on the loan appears to be available.

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Nonperforming loans:
Commercial	$308	$512	$512

Installment	100	82	105

Residential Real Estate	222	89	89

Total	$632	$683	$706

At September 30, 2006, non-accrual loans were approximately $632 thousand. While total non-performing loans have declined from $683 thousand at December 31, 2005, additional residential mortgage loans were placed on non-accrual status during the period. The Bank continues to work with these borrowers to develop acceptable repayment plans. The loans classified as non-performing at September 30, 2006 either have guarantees of the Small Business Administration or have strong loan-to-values that help to minimize the risk of loss. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, increased on average by $3 million, or 16.63%, during the quarter ended September 30, 2006 as a result of loan payoffs/paydowns that served to increase the level of federal funds sold. In addition, the Bank deployed $1 million of its liquidity in the purchase of callable agency securities with moderate durations. This strategy was utilized to “lock in” yield at the current high interest rates while the Bank continues to build its loan origination pipeline.

The yield on the investment portfolio was 4.75% at September 30, 2006 compared to 4.37% one year ago. The increase in the yield is primarily a result of some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices that repriced in a higher interest rate environment. In addition, the Bank had lower yielding callable agency securities totaling $500,000 mature during the quarter that were replaced with higher yielding securities. Management will continue to maintain a balanced portfolio with a relatively short duration to allow for adequate cash flow to fund projected loan originations and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2006, average deposits increased $1.3 million, or 2.09%. The increase was primarily in demand deposit account balances. The Bank has several large construction-related accounts for which projects were started and average funded balances increased. Balances in these accounts will continue to fluctuate as new projects are started and completed. In addition, the Bank has one quasi-governmental agency customer that received a $2 million funding allocation during the quarter but re-distributed it throughout the quarter to grantees to bring average balances down to $400,000.

The Bank has a fourth quarter 2006 implementation schedule for remote deposit capture. This process will make it convenient for customers to make deposits without coming into the Bank’s branches and should result in increased deposit levels. This is deemed a “first in” strategy that will allow the Bank to capture more market share.

While the Bank has $13 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 69%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

Commitments and Lines of Credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at September 30, 2006 are summarized below:

Commitments to extend credit	$9,035,000

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets. At September 30, 2006, the Bank had total short-term liquidity, including cash and federal funds sold, of $12.6 million, or 17.18% of total assets. The portion of the Bank’s investment portfolio classified as available-for-sale provides additional liquidity of approximately $3.1 million. However, a significant portion of these securities is used as collateral for governmental/quasi-governmental agencies and is therefore restricted from use to fund loans or to meet other liquidity requirements. The Bank also has contingent funding sources in the form of a line of credit with its correspondent bank as well as the Discount Window at the Federal Reserve.

 Capital Resources

Total shareholders' equity increased approximately $85 thousand compared to December 31, 2005 due to net income of $85 thousand during nine months ended September 30, 2006. As indicated in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements. Management continues the objective of raising additional capital by increasing the rate of internal capital growth as a means of maintaining the required capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	September 30, 2006	December 31, 2005
Total Capital	$8,577	$8,492
Less: Intangible Assets and accumulated other comprehensive loss	(1,217)	(1,350)
Tier 1 Capital	7,360	7,142
Tier 2 Capital	557	472
Total Qualifying Capital	$7,917	$7,614
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$44,469	$44,503
Tier 1 Risk-Based Capital Ratio	16.55%	16.04%
Tier 2 Risk-Based Capital Ratio	17.80%	17.10%
Leverage Ratio	10.13%	9.87%

	Bank	Bank
Total Capital	$8,289	$8,202
Less: Intangible Assets and accumulated other comprehensive loss	(1,217)	(1,350)
Tier 1 Capital	7,072	6,852
Tier 2 Capital	557	472
Total Qualifying Capital	7,629	$7,324
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$44,469	$44,503
Tier 1 Risk-Based Capital Ratio	15.90%	15.39%
Tier 2 Risk-Based Capital Ratio	17.16%	16.45%
Leverage Ratio	9.74%	9.47%

Results of Operations

Summary
The Bank had net income of approximately $8 thousand ($0.01 per common share) for the quarter ended September 30, 2006 compared to a net income of $37 thousand ($0.03 per common share) for the quarter ended September 30, 2005. The decrease in income is primarily attributable to a decline in non-interest income. The Bank had net income of approximately $85 thousand ($0.08 per common share) for the nine months ended September 30, 2006 compared to a net income of $98 thousand ($0.09 per common share) for the nine months ended September 30, 2005. A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
	Three months ended September 30, 2006			Three months ended September 30, 2005
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$45,453	$909	8.00%	$48,099	$886	7.37%
Investment securities-HTM	9,171	105	4.58	8,602	87	4.02
Investments securities-AFS	3,138	38	4.84	4,001	45	4.49
Federal funds sold	8,718	114	5.24	6,359	55	3.45
Interest bearing balances with other banks	279	2	3.19	290	2	2.79
Total interest-earning assets	66,759	1,168	7.00	67,351	1,074	6.38
Interest-bearing liabilities
Demand deposits	9,747	31	1.27	8,945	19	0.84
Savings deposits	15,826	42	1.07	17,274	14	0.33
Time deposits	22,312	182	3.26	23,526	124	2.12
Total interest-bearing liabilities	47,885	255	2.13	49,505	157	1.27
Net interest earnings		$913			$917
Net yield on interest-earning assets			5.47%			5.45%

Net interest income declined $3 thousand, or .39%, for the quarter ended September 30, 2006 compared to September 30, 2005 and increased $42 thousand, or 1.58%, for the nine months ended September 30, 2006 compared to 2005. In 2006, the net yield on average earning assets increased 62 basis points while the cost of interest-bearing liabilities increased 86 basis points. The increase in the Bank’s cost of funds was primarily because of an increase in rates paid on certificates of deposits as well as the introduction of the Bank’s premium savings product in 2006 that has a minimum rate of 3.25%. Some of the Bank’s existing customers transferred deposit balances from existing lower rate savings accounts to the new premium product. In addition, the level of interest bearing demand deposits increased. Many of these accounts are money market checking accounts for which the Bank pays a higher interest rate. This product is typically more sensitive to changes in interest rates.

The Federal Reserve made a series of increases in short-term rates over the last year; however, because the Bank’s deposit base includes many low cost core checking and savings deposits that are not sensitive to rate changes, the Bank did not experience margin compression (a shrinking net interest margin). If successful, the Bank’s higher interest rate premium savings product will increase the cost of funds resulting in a lower net interest margin but will result in higher net interest earnings because of the increased level of earning assets generated through deposit growth. Management continues to seek effective methods to market this product.

Provision for Loan Losses
The Bank made provisions totaling $40 thousand for the quarter ending September 30, 2006 compared to $50 thousand for the same quarter in 2005. For the nine months ended September 30, 2006, the Bank made provisions totaling $115 thousand compared to $160 thousand for the nine months ended September 30, 2005. There was a higher level of provisions made in 2005 because of a higher level of loans classified as “doubtful”. These loans were charged off in 2005. The provisions made in 2006 were based on review and analysis of the Bank’s loan portfolio. Provisions are made to the allowance to cover loans for which full collection is uncertain in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion on classified loans)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees. Noninterest income declined $50 thousand, or 13.69%, for the quarter ending September 30, 2006, compared to the same quarter in 2005 and declined $177 thousand, or 14.84%, for the nine months ended September 30, 2006 compared to 2005.

Customer service fees declined by $16 thousand, or 9.44%, for the quarter ended September 30, 2006, compared to 2005 and declined $60 thousand, or 11.58%, for the nine months ended September 30, 2006 compared to 2005. The decline came as a result of less activity fees on deposits because of higher average balances resulting in less minimum balance and overdraft fees. In addition, ATM fees declined by $18 thousand, or 12.87% for the quarter ending September 30, 2006, compared to 2005 due in part to down-time experienced on several machines as a result of equipment/network upgrades. In addition, new competition offering “no fee” ATM service has moved into the Philadelphia market. Management continues to seek high volume locations where the Bank would have a captive audience as it relates to ATM service (i.e. casinos, transportation hubs, etc) to offset competitive pressures.

Loan syndication fees were unchanged for the quarter ended September 30, 2006 compared to 2005 but declined by $52 thousand, or 36.7%, for the nine months ended September 30, 2006 compared to 2005. The decline was the result of the non-renewal of one credit facility in June 2006 for which the Bank’s fees were $50 thousand. The Bank continues to serve as agent/arranger for three (3) facilities for which annual fees are projected to be $150 thousand.

Noninterest Expense

Salaries and benefits decreased $24 thousand, or 5.28%, for the quarter ended September 30, 2006 compared to 2005 and decreased $89 thousand, or 6.48%, for the nine months ended September 30, 2006 compared to 2005. The decline was the result of voluntary and involuntary turnover in several management and line positions. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Data processing expenses was relatively unchanged at $106,000 for the quarter ended September 30, 2006 and 2005 but declined $8 thousand, or 2.53%, for the nine months ended September 30, 2006 compared to 2005. The decline for the nine months ended is a result of a detailed review and re-negotiation of the Bank’s contract with its core processor in June 2005. The Bank continues to study methods by which it may further reduce its data processing cost.

Occupancy expense decreased $3 thousand, or 1.32%, for the quarter ended September 30, 2006 compared to 2005 and decreased $8 thousand, or 1.07%, for the nine months ended September 30, 2006 compared to 2005. The decrease is primarily attributable to a reduction in depreciation expense associated with equipment becoming fully depreciated.

Marketing and public relations expense increased approximately $5 thousand, or 24.32%, for the quarter ended September 30, 2006 compared to 2005 and increased $31 thousand, or 53.29%, for the nine months ended September 30, 2006 compared to 2005. In 2006, the Bank launched a marketing campaign for its new signature savings account including a direct mail solicitation, ongoing newspaper advertisements, and other promotional give-aways.

Professional services expense increased approximately $7 thousand, or 11.50%, for the quarter ended September 30, 2006 compared to 2005 and increased $25 thousand, or 13.39%, for the nine months ended September 30, 2006 compared to 2005. The increase is primarily attributable to an increase in audit fees and information technology consulting fees.

Office operations and supplies expense increased $4 thousand, or 5.45%, for the quarter ended September 30, 2006 compared to 2005 but decreased $27 thousand, or 10.18%, for the nine months ended September 30, 2006 compared to 2005. The increase during the quarter is primarily attributable to higher branch security cost during the Mt. Airy branch renovation period. The decline for the nine months ended is due to better control of operating expenses related to the branch network including office supplies, telephone, and other such expenses.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At September 30, 2006, the Bank’s tier one leverage ratio was 9.74%, which is 274 basis points above the 7.00% minimum requirement. Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

Dividend Restrictions

The Company has never declared or paid any cash or stock dividends. The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent(10%) of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend. If the surplus of a bank is less than fifty percent (50%) of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

At September 30, 2006, an asset sensitive position is maintained on a cumulative basis through 1 year of 2.35% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments. Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at September 30, 2006.

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

        UNITED BANCSHARES, INC.

Date: November 14 , 2006	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2006	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.