Form 10-K
period 2006-12-31
UNITED BANCSHARES INC /PA
filed 2007-04-12
CIK 944792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
  OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission file number: 0-25976

UNITED BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2802415
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Graham Building, 30 South 15th Street, Suite 1200, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

(215) 351-4600
[Registrant’s telephone number, including area code]

Name and fiscal year not changed, but former address was 300 North 3rd Street Philadelphia, PA 19106
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $ .01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

 Yes [  ]    No [X]

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

 Yes [  ]    No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☒

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes ☐    No ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_______________] on June 30, 2006. Not applicable the Registrant shares are not publicly traded

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of Series Preferred Stock (Series A Preferred Stock).

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. None of the shares of the Registrant’s stock was sold within 60 days of the filing of this Form 10-K.

As of March 2, 2007 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at March 2, 2007.

 DOCUMENTS INCORPORATED BY REFERENCE:

Document     Parts Into Which Incorporated
None

The exhibit index is on pages 47 through 48. There are 74 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 2, 2007.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) ,the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; and (l) UBS’ success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

ITEM 1 — BUSINESS

United Bancshares, Inc.

United Bancshares, Inc. (“Registrant” or “UBS”) is a holding company for United Bank of Philadelphia (the “Bank”). UBS was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993. The Registrant became the bank holding company of the Bank, pursuant to the Bank Holding Company Act of 1956, as amended, on October 14, 1994.

The Bank commenced operations on March 23, 1992. UBS provides banking services through the Bank. The principal executive offices of UBS and the Bank are located at The Graham Building, 30 S 15th Street, Suite 1200, Philadelphia, Pennsylvania 19102. The Registrant’s telephone number is (215) 351-4600.

As of March 2, 2007, UBS and the Bank had a total of 31 employees.

United Bank of Philadelphia

United Bancshares, Inc. is an African American controlled and managed bank holding company for United Bank of Philadelphia (the “Bank”), a commercial bank chartered in 1992 by the Commonwealth of Pennsylvania, Department of Banking and a member of the Federal Reserve System. The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides full service community banking in Philadelphia neighborhoods that are rich in diversity providing a market opportunity that includes men, women, families, small business owners, skilled laborers, professionals and many more who value home ownership and need banking services to help make their dreams come true.

The Bank conducts all its banking activities through its three offices located as follows: West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania. In addition, the Bank leases and concurrently subleases to a mortgage brokerage company, the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows the Bank to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2006, the Bank had total deposits aggregating approximately $64.9 million and had total net loans outstanding of approximately $42.5 million. Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 381 census tracts and, based on 2000 census data, 249 or 65% of these are designated as low to moderate-income tracts while 105 or 27.5% are characterized both as low to moderate-income and minority tracts. The Bank’s primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

       United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to be a player in providing retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations. The Bank will leverage its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from entities seeking Community Reinvestment Act (the “CRA Act”) credit as well as grants and/or equity from the US Treasury CDFI Fund and other agencies of the U.S. Government.

The Bank will seek to strengthen communities in the Philadelphia region with innovative products and services including new Check 21 technology—remote deposit capture as well as enhanced e-banking functionality. The Bank engages in commercial banking business with a particular focus on, and sensitivity to, groups that have been traditionally under-served, including Blacks, Hispanics and women. The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

A broad range of credit products is offered to the businesses and consumers in the Bank’s service area, including commercial loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and secured credit card loans. At March 2, 2007, the Bank’s maximum legal lending limit was approximately $1,157,000 per borrower. However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio. The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan. The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

United Bank of Philadelphia has the flexibility to develop loan arrangements targeted at a customer’s objectives. Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk. The Bank participates in the government-sponsored Small Business Administration (“SBA”) lending program and when the Bank deems it appropriate, obtains SBA guarantees for up to 90% of the loan amount. These guarantees are intended to reduce the Bank’s exposure to loss in its commercial loan portfolio. Commercial loans are typically made on the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

       Other services the Bank offers include safe deposit boxes, travelers’ checks, money orders, direct deposit of payroll and Social Security checks, wire transfers, access to regional and national automated teller networks and most recently , remote deposit capture.

Segments

       The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

Access to the Bank’s Website and the United States Securities and Exchange Commission Website

       Reports filed electronically by United Bancshares, Inc.’s with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank’s web site at www.unitedbankofphiladelphia.com under the “shareholders corner” section. These files are also accessible on the Commission’s web site@www.sec.gov”

Competition

There is increasing competition among financial institutions in the Bank’s service area. Money center banks have positioned new branches in once abandoned neighborhoods seeking to tap into wealth and profitable business in minority communities. The Bank competes with local, regional and national commercial banks, as well as savings banks and savings and loan associations. Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services. To date, the Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank’s mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service. The Bank’s strategy has been, and will continue to be, to emphasize personalized services with special sensitivity to the needs of Blacks, Hispanics and women and to offer competitive rates to borrowers and depositors.

       The Bank focuses its efforts on the needs of individuals and small and medium-sized businesses. In the event that there are customers whose loan demands exceed the Bank’s lending limit, the Bank will seek to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank will also assist those customers requiring other services not offered by the Bank to obtain such services from its correspondent banks.

In the past, the principal competition for deposits and loans has been other depository institutions. However, the Bank also competes with other financial intermediaries such as brokerage houses offering investment vehicles to the general public. Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits.

A strategy the Bank will use to attract new core customers is the introduction of a new premium rate interest checking product aimed at capturing the deposits of non-profit organizations. These organizations are believed to be the cornerstone of the communities and neighborhoods the Bank serves. The Bank will also offer bridge loans to these entities until grants and other contract funds are received. Although delayed from 2006, the Bank will launch “Check 21” technology—remote deposit capture in 2007. This service will allow customers who are not located in close proximity to the Bank’s branches to scan and transmit deposit information remotely versus physically depositing paper checks. Remote deposit capture will allow the Bank to better compete with other financial institutions in the region.

Supervision and Regulation

Regulation of United Bancshares, Inc.

UBS, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities commissions concerning matters relating to the offering and sale of its securities. Accordingly, if UBS wishes to issue additional shares of its Common Stock, for example, to raise capital or to grant stock options, UBS must comply with the registration requirements of the Securities Act of 1933, as amended, and any applicable states securities laws, or find an applicable exemptions from such registration.

The Bank Holding Company Act

        UBS, as a bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and supervision by the Federal Reserve Board. The BCH Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. UBS is subject to the supervision of and inspection by the Federal Reserve Board and required to file with the Board an annual report and such additional information as the Board may require pursuant to the BHC Act and its implementing regulations.

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

The BHC Act requires UBS to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of any corporation, including another holding company or bank.

The BHC Act and the Federal Reserve Board’s regulations prohibit a bank holding company and its subsidiaries from engaging in certain tying arrangements in connection with any extension of credit or services. The “anti-tying” provisions prohibit a bank from extending credit, leasing, selling property or furnishing any service to a customer on the condition that the customer obtain additional credit or service from the bank, its bank holding company or any other subsidiary of its bank holding company, or on the condition that the customer not obtain other credit or services from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

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

The Financial Services Act

The Financial Services Act (the “FSA Act”), sometimes referred to as the Gramm-Leach-Bliley Act, repealed the provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The FSA Act authorizes the establishment of “financial holding companies” (“FHC”) to engage in new financial activities offering and banking, insurance, securities and other financial products to consumers. Bank holding companies may elect to become a FHC, if all of its subsidiary depository institutions are well capitalized and well managed. See “Regulatory Action” and “Regulatory Matters” below. If those requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC. After the certification and declaration are filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity.

Under the FSA Act the Bank, subject to various requirements, is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of an FHC. However, to be able to engage in such activities the Bank must be well capitalized and well managed and receive at least a “satisfactory” rating in its most recent CRA examination. See “The Community Reinvestment Act” below.

UBS cannot be certain of the future effect of the legislation and regulations, described above, on its business, although there may be consolidation among financial service institutions and increased competition for UBS as well as an increase in the expense of regulatory compliance.

The FDIC generally prohibits all payments of dividends by a bank which is in default of any assessment to the FDIC. (See “Regulatory Action” below.)

Regulation of the Bank

The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the Federal Reserve Board because the Bank is a member bank of the Federal Reserve System. The FDIC insures the Bank’s deposits and thus the Bank is subject to certain FDIC regulations. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation. Below are summarized those laws and regulations which a have material impact on the operations and expenses of the Bank and thus UBS.

Branch Banking

The Pennsylvania Banking Code of 1965, as amended, the (“Banking Code”), has been amended to harmonize Pennsylvania law with federal law to enable Pennsylvania banking institutions, such as the Bank, to participate fully in interstate banking and to remove obstacles to out of state banks engaging in banking in Pennsylvania.

Federal Reserve Membership Regulations

Since the Bank is a member bank of the Federal Reserve System, the Federal Reserve Board possesses the power to prohibit institutions regulated by it, such as the Bank, from engaging in any activity that would be an unsafe and unsound banking practice or violate the law. Moreover, the Board has: (i) empowered the Federal Deposit Insurance Corporation (the “FDIC”) to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) authorized the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) restricted lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) restricted management personnel of the Bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area. Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the Federal Reserve Board has been given 60-days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

The Federal Deposit Insurance Corporation Act

The Federal Deposit Insurance Corporation Act (the “FDIC Act”) includes several provisions that have a direct material impact on the Bank. The most significant of these provisions are discussed below.

        The Bank is insured by the FDIC, which currently insures the Bank’s deposits to a maximum of $100,000 per depositor. For this protection, each insured bank pays a semiannual statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank and/or UBS.

        In February 2006, the Federal Deposit Insurance Reform Act was enacted. The new law merged the old Bank Insurance Fund (BIF) and Savings Insurance Fund (SAIF) into the single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provides for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.

        In November 2006, the FDIC adopted final regulations to implement the Reform Act. The final regulations include the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. However, although the Bank is adequately capitalized, because of its current regulatory rating and designation as a “troubled financial institution”, its rate is projected to be twenty-eight cents for every $100 of deposits. Applied to United Bank of Philadelphia’s assessment base of approximately $64.9 million, this translates to an annual deposit premium estimated to be $181 thousand. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the Bank will have an assessment credit to initially offset a portion of its premium in 2007. The preliminary assessment credit for United Bank of Philadelphia was calculated at $122 thousand. The assessment credit will be used to reduce future deposit premiums that would otherwise be due. Further, the Bank’s usage of the credit is limited to the average assessment of all institutions of between five and seven cents for every $100. Accordingly, the maximum premium the Bank is projected to pay is twenty-three cents per $100, or $142,780--an increase of 29%, or $32,093, from its 2006 deposit insurance assessment.

        In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The annual rate (as of the first quarter of 2007) for all insured institutions is $0.122 for every $1,000 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

The Community Reinvestment Act

The Bank is required, by the CRA Act and its implementing regulations, to: (i) meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank’s CRA Act record is taken into account by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition. The CRA Act also requires the federal banking agencies to make public disclosure of their evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA Act examination the Bank was given an “outstanding” CRA Act rating.”

The Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), the Bank and other financial institutions are required to report to the Internal Revenue Service currency transactions, of more than $10,000 or multiple transactions of which the Bank has knowledge exceed $10,000 in the aggregate. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

Privacy of Consumer Financial Information

The FSA Act also contains provisions designed to protect the privacy of each consumer’s financial information held in a financial institution. The regulations (the “Regulations”) issued pursuant to the FSA Act are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties. However, financial institutions can share a consumer customer’s personal information or information about business with affiliated companies.

The FSA Act Regulations permit financial institutions to disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but financial institutions must provide a description of their privacy policies to the consumers and give consumers an opportunity to opt-out of such disclosure and prevent disclosure by the financial institution of the consumer’s nonpublic personal information to nonaffiliated third parties. These privacy Regulations will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Consumer Protection Rules - Sale of Insurance Products

In addition, as mandated by FSA Act, the bank regulators have published consumer protection rules (the “Rules”) which apply to the retail sales practices, solicitation, advertising or offers of insurance products, including annuities, by depository institutions such as the Bank.

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

The Rules also provide that the Bank may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the Bank or any affiliate or on the consumer’s agreement not obtain or prohibit the consumer from obtaining an insurance product or annuity from an unaffiliated entity.

Finally the Rules also require formal acknowledgment by the consumer that such disclosures have been received. In addition, to the extent practical, the Bank must keep insurance and annuity sales activities physically separate from the areas where retail sales are routinely accepted from the general public. The Bank currently does not market insurance products.

The Patriot Act

        The Patriot Act of 2001 which was enacted in the wake of the September 11, 2001 attacks, include provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The Patriot Act, and the regulations, which implement it, contains many obligations, which must be satisfied by financial institutions, including the Bank, which involve additional expenses for the Bank. In March of 2006 the Patriot Act, which was about to expire, was extended. The provisions in the Patriot Act concerning anti-terrorism were extended and provisions were added to the Patriot Act to curb certain of the criminal investigation powers that were in the original Patriot Act.

The Sarbanes-Oxley Act of 2002 (The” SOX Act”)

       The SOX Act addresses, among other matters, directors’ audit committees; certification of financial statements by the chief executive officer and chief financial officer; forfeiture of bonuses and profits made by directors and senior officers in the twelve (12) month period covered by restated financial statements; a prohibition on insider trading during pension blackout periods; disclosure of off-balance sheet transactions; a prohibition by companies, other than federally insured financial institutions, on personal loans to their directors and officers; expedited filing of reports concerning stock transactions by directors and executive officers; formation of a public accounting oversight board; auditor independence; and increased criminal penalties for violation of certain the securities laws.

       To implement the requirements of SOX Act and regulations, UBS’ management has instituted a series of actions to strengthen and improve UBS’, corporate governance practices. Included in those actions was the development of a system designed to evaluate and monitor the continued effectiveness of the design and operation of UBS’ internal controls and procedures for financial reporting.

        These series of actions by UBS’ management improves UBS’ and the Bank’s Audit Committees and Risk Management Committees of the Boards, and UBS’ and Bank’s structures and processes which are intended to provide tools to strengthen internal controls, communications and disclosure of necessary information to those who must know and use it. UBS’ system of internal controls and procedures, which are in place, are designed to capture information from all segments of its business. At UBS and the Bank, each key material element of their operation is subject to oversight to help insure proper internal controls and procedures, administration, risk management and delivery of critical information disclosures to appropriate audit and financial officers, executive management, Board committees and the Boards of directors. UBS’ management believes that the addition of these new controls and processes has brought with it a broader and more in depth analysis to UBS’ systems of controls and procedures and corporate governance.

Compliance with Section 404 of the Sarbanes-Oxley Act

       Section 404 (“SOX-404”) of the Sarbanes-Oxley Act requires that UBS put internal controls for public financial reporting in place to gain assurance that UBS properly presents its financial statements and related footnotes, under generally accepted accounting principles of the United States (“GAAP”). The Commission has postponed the effective date of SOX-404 for companies, such as UBS, with less than $75,000,000 in market capitalization until July 15, 2007.

       As required by SOX-404, UBS has undertaken a project to determine (1) what internal controls for public financial reporting are in place and (2) what additional internal controls need to be implemented in order to gain assurance that UBS properly presents its financial statements and related footnotes under GAAP. To accomplish this task UBS has devoted staff to assist UBS’ management in completing the project and thereby enabling UBS’ chief executive officer and chief financial officer to certify, in a timely fashion, whether or not there are any significant deficiencies or material weaknesses in internal controls, established to assure that the UBS’ financial statements will be prepared under GAAP.

      Upon completion of management’s assessments of the adequacy of its internal controls, its Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP (“McGladrey & Pullen”), will be required to audit management’s assessment of internal controls and issue an opinion stating whether (1) management’s assessment of the internal controls was fairly stated and (2) whether UBS maintains effective internal control over financial reporting. Based on UBS’ management’s assessment, the chief executive officer and chief financial officer will then attest whether the UBS’ internal control over financial reporting is effective. McGladrey & Pullen will then issue a report stating whether in their opinion management’s assessment of UBS’ internal control over financial reporting is fairly stated and whether UBS maintains effective internal control over financial reporting as of December 31, 2007.

The rules and regulations, discussed above, which implement the Sarbanes-Oxley Act could have a significant economic impact on the compliance costs of UBS and all publicly held companies.

Future Legislation and Governmental Policies

As the enactment of the FSA Act and the Sarbanes-Oxley Act confirm, from time to time, various proposals are enacted in the United States Congress as well as Pennsylvania legislature and issued by various bank regulatory authorities that alter the powers of, and place restrictions on, different types of bank organizations. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. Bank management cannot anticipate the changes in laws and regulations and their impact on the Bank’s business, financial position and reported results of operation.

Regulatory Action

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank to maintain a minimum leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At December 31, 2006, the Bank’s Tier 1 leverage ratio was 9.93%--293 basis points above the 7.00% minimum requirement. Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

       Management continues to focus on increasing core profitability by developing growth strategies for loans and deposits. These strategies include the introduction of deposit products with premium interest rates coupled with alternate service delivery channels including internet banking and remote deposit capture. These strategies will allow the Bank to penetrate the marketplace without adding additional branches to its network. While expense reductions will continue to be sought, management believes improved results will be realized with increased deposit levels and loan originations that result increased net interest income.

ITEM 1A--RISK FACTORS

        Below is a list of the significant risks that concern UBS, the Bank and the banking industry. The list may not be a complete listing and has not been prepared in any certain order.

Changes in the economy could have an adverse affect on the Company

       The strength of the U.S. economy and the local economy in which the Bank operates may be different than expected. The business and earnings of the Bank are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region. These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, all of which are beyond the Bank’s control. A downturn in the economy could result in a decrease in products and service demand, an increase in loan delinquencies and increases in problem assets. Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans. These factors could result in an increase in the provision for loan losses.

Future loan losses may exceed the Bank’s allowance for loan losses

       The Bank is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms.  A downturn in the economy or the real estate market in Bank’s market area or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to UBS in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed the Bank’s projections, increased amounts allocated to the provision for loan losses would reduce income.

Changing interest rates could reduce the Bank’s net interest margin, net interest income, fee income and net income

       Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Bank’s net income.  Interest rates are key drivers of the Bank’s net interest margin and subject to many factors beyond the control of the Bank’s management.  As interest rates change, net interest income is affected. Rapidly changing interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and/or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

Government regulation can result in limitations on operations

       The Bank operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies. Regulations adopted by these agencies are generally intended to provide protection for depositors and customers rather than for the benefit of the shareholders, establish permissible activities for the Bank to engage in, maintenance of adequate capital levels, and other aspects of operations. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effect of these changes on the Bank’s business and profitability. Increased regulation could increase the cost of compliance and adversely affect profitability. In addition, the Bank is currently operating under a regulatory agreement that requires the maintenance of minimum capital levels. Losses from operations may result in deterioration of the Bank’s capital levels below required levels and could result in more severe regulatory action. (See “Regulatory Action” above)

The financial services industry is very competitive

       The Bank faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Bank’s market area. The Bank’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.  Many of these competitors have substantially greater resources than the Bank and are able to expend greater funds for advertising and marketing. If the Bank’ is unable to compete effectively, the Bank will lose market share and income from deposits, loans, and other products may be reduced.

Inadequate liquidity

       The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. While the Bank actively manages its liquidity position and is required to maintain minimum levels of liquid assets, rapid loan growth or unexpected deposit attrition may negatively impact the Bank’s ability to meet its liquidity requirements.

Ability to attract and retain management and key personnel may affect future growth and earnings

       The Company’s success will be influenced by its ability to attract and retain management experienced in banking and financial services and familiar with the communities in the Bank’s market areas. The Bank’s ability to retain executive officers, management team, and support staff is important to the successful implementation of the Bank’s strategic plan. It is critical, as the Bank grows, to be able to attract and retain qualified staff with the appropriate level of experience and knowledge in community banking. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future could have an adverse effect on the Bank’s business, financial condition, and results of operations.

Additional, risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Bank’s management attention away from core banking operations which may ultimately reduce the Bank’s net income

➢	New developments in the banking industry
➢	Variations in quarterly or annual operating results
➢	Revision of or the issuance of additional regulatory actions affecting UBS or the Bank
➢	Litigation involving UBS or the Bank
➢	Changes in accounting policies or procedures

Investments in UBS common shares involve risk. There is no trading market for UBS’ common shares.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2— PROPERTIES

Corporate Headquarters

United Bank of Philadelphia’s corporate offices is located in The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia. In February 2005, the Bank began a 10-year lease for its new Center City headquarters location. The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor, including executive offices, operations, finance, human resource, security and loss prevention functions. The average monthly lease rate over the term of the lease is $15,170.

In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building. The Bank simultaneously subleased this space to a regional mortgage brokerage company with the exception of the lobby in which its automated teller machine (ATM) is located. The lease expires in September 2009. The Bank’s average aggregate gross monthly rental is $4,858 of which the tenant pays an average monthly rent of $3,358. In addition, the Bank pays $1,500 per month for the ATM lobby plus one third of common area maintenance.

Mt. Airy Branch

The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. Management believes this branch has not reached its capacity and looks forward to increased business opportunities in this area. A business-to-business calling program will be utilized to increase the Bank’s visibility in the neighborhood in which the branch is located. To further enhance its appeal, the internal appearance of this branch was updated in 2006 to include new paint, flooring, and furnishings. This facility, comprising a retail banking lobby, teller area, offices, vault and storage space is currently leased at a monthly rental of $3,958.

West Philadelphia Branch

The Bank owns and operates the branch location at 3750 Lancaster Avenue. This branch is located in close proximity to two major universities and hospitals. It is comprised of approximately 3,000 square feet. Internal and external facelifts are planned for this branch in 2007. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine. The basement provides storage for the facility.

Progress Plaza Branch

The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania. The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis. This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of a teller and customer service area, lobby and vault. The aggregate monthly rental for this facility is $3,875 per month. This lease expired in October 2003. Extensive improvements to the shopping plaza in which this branch is located are planned for 2007. The Bank will be relocated within the shopping plaza in a space to be constructed by the Fall of 2007. It is currently leasing this facility on a month-to-month basis. Terms of the new lease for the new space have been negotiated to include a term of ten years with average aggregate gross monthly rent of $5,552.

ITEM 3 — LEGAL PROCEEDINGS

No material claims have been instituted or threatened by or against UBS or the Bank other than in the ordinary course of business.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 A            A shareholders’ annual meeting of UBS was held on November 21, 2006. Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

       The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of three (3) Class C directors to serve four year terms and the ratification of the appointment of McGladrey and Pullen LLP as UBS’ independent registered public accountants for the year 2005.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

50.326% Shares Voted	439,441.66 of 873,192.32 Shares
15.717% Accounts Voted	494 of 3,143 Accounts

Question	YES	NO	WITHHOLD/ABSTAIN
Bernard E. Anderson (CLASS C)	95.580% 420,018.33	0.00% 0.00	4.420% 19,423.33
David R. Bright (CLASS C)	99.216% 435,998.33	0.00% 0.00	0.784% 3,443.33
Joseph T. Drennan (CLASS C)	93.418% 410,518.33	0.00% 0.00	6.582% 28,923.33
Ratify McGladrey and Pullen, LLP	95.148% 418,118.33	4.213% 18,513.33	0.639% 2,810.00

PART II

ITEM 5— MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS
Common Stock

The Common Stock is not traded on any national exchange or otherwise traded in any recognizable market. There is no established public trading market for UBS’ common stock. Prior to December 31, 1993, the Bank conducted a limited offering (the “Offering”) pursuant to a registration exemption provided in Section 3(a) (2) of the Securities Exchange Act of 1933. The price-per-share during the Offering was $12.00. Prior to the Offering, the Bank conducted an initial offering of the Common Stock (the “Initial Offering”) at $10.00 per share pursuant to the same registration exemption.

There were no capital stock transactions during 2006 and 2005.

As of March 2, 2007 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

        Securities Authorized for Issuance Under Equity Compensation Plans

        In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,694	$8.54	70,306
Equity compensation plans not approved by security holders	-	-	-
Total	29,694	$8.54	70,306

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Net interest income	$3,622	$3,571	$3,279	$3,290	$3,726
Provision for loan losses	137	558	45	565	175
Noninterest income	1,415	1,582	3,655	1,891	2,327
Noninterest expense	4,780	4,864	5,242	5,732	6,09
Net income (loss)	119	(269)	1,647	(1,115)	(217)
Net income (loss) per share - basic	0.11	(0.25)	1.54	(1.03)	(0.20)
Net income (loss) per share - fully diluted	0.1	(0.25)	1.50	(1.03)	(0.20)
Balance sheet totals:
Total assets	$73,936	$72,210	$72,301	$74,717	$86,044
Net loans	41,957	45,950	46,490	46,690	43,459
Investment securities	16,154	13,706	13,560	15,637	21,518
Deposits	64,924	63,324	63,172	67,117	76,929
Shareholders’ equity	8,624	8,492	8,811	7,235	8,500
Ratios:
Tangible Equity to assets	9.93%	9.87%	9.89%	6.85%	7.45%
Return on assets	0.16%	(0.37)%	2.38%	(1.38)%	(0.25)
Return on equity	1.63%	(3.78)%	26.96%	(13.03)%	(2.55)%

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because UBS is a bank holding company for the Bank, the financial statements in this report are prepared on a consolidated basis to include the accounts of the Company and the Bank. The purpose of this discussion is to focus on infor-mation about the Bank’s financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this annual report. This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

Critical Accounting Policies

Allowance for Credit Losses

        The Bank considers that the determination of the amount of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

Executive Summary

       United Bank of Philadelphia is the only minority-owned and controlled community development financial institution headquartered in Philadelphia. With the stabilization of the Bank’s capital position, management can now maximize this competitive advantage by leveraging its strategic partnerships and relationships to increase market penetration and to help ensure that the communities it serves have full access to financial products and services. Understanding of the regulatory climate in which the Bank operates, the primary focus of management is to continue to increase core profitability and build franchise/shareholder value by:

•	Growing and diversifying the deposit mix
•	Growing and diversifying the loan mix
•	Enhancing the branch network and alternative delivery options

        During 2006, the Bank’s total assets increased by $1.7 million, or 2.38% and modest profitability of $119,000 was achieved. Even though the Bank’s net interest margin remained strong, the 2006 financial results were significantly impacted by competition from money center banks entering the region placing branches in close proximity to the Bank’s branches. The neighborhoods in which the Bank’s branches are located had seen a departure of these types of financial institutions in the late 80’s and early 90’s when the Bank was formed. There are now strategic initiatives by these institutions to capture of the “new markets” business consisting of blacks, Hispanics and women. These markets have always been included in the Bank’s mission. With significantly more capital, these Bank’s are often able to offer higher interest rates, longer hours, and state of the art branches with new technology. As a result, growth in deposits and loans remain management’s challenge. Strategies that will be used to achieve growth include the following:

  Implementation of New Deposit Products—A new signature savings product was introduced in 2006 that has a low minimum balance requirements and a constant premium interest rate. The product was rolled out via a targeted direct mail campaign, newspaper advertisements, and distribution in church bulletins. However, because of the rapidly increasing interest rate environment during 2006, competitive interest rates from other financial institutions made the Bank’s product less attractive than projected. As a result, the Bank did not experience significant deposit growth. This strategy will be re-introduced in 2007 with higher rates and more robust marketing including radio and billboard advertising. In addition, a new high interest checking product will be introduced to attract the deposits of the many non-profit organizations in the region.

 Implementation of Remote Deposit Capture—New technology evolved from the introduction of “Check 21” in October 2004. This new banking legislation allows for expedited clearing of check deposits through the use of images. Although planned for 2006, the Bank is currently working with its core service provider to implement a remote deposit capture service delivery option early in 2007. This new technology will allow customers near and far from the Bank’s branch network to conveniently make deposits using a scanner. The implementation of remote deposit capture is a must to remain competitive in the marketplace. The initial target market for this product will be religious organizations to allow for expedited deposit processing and availability of tithes and offerings. Remote deposit capture is projected to increase the level of core noninterest-bearing checking accounts.

 New Senior Lending Officer—In October 2006, a new senior lending officer was hired to increase business development and strengthen the Bank’s credit risk management practices. The tight market for lenders and desire to have an individual with both credit administration and loan origination background delayed this hiring. Therefore, the full impact of this strategy was not realized in 2006. Momentum is expected to be gained moving into 2007 with increased loan origination activity. The focus of the lending officer is proactive relationship management to attract and retain a strong core customer base. While the Bank originated more than $7 million in commercial loans during 2006, it experienced more than $10 million in payoffs/paydowns. Many of the paydowns were attributed to loan participations the Bank has with other financial institutions. Because the Bank does not have a direct relationship with these loan customers, payoffs are often unexpectedly received.

        In addition to these strategies, the Bank will seek to improve customer service through more efficient and effective use of its technology. A new e-banking platform will be introduced in 2007 that will allow for more robust cash management by its customers including automated clearing house (ACH) origination. In addition, a new loan origination platform will be implemented to expedite the loan underwriting process as well as streamline backroom operations by integration with the Bank’s core system. The Bank will also better use its website to provide information and “fillable” applications for loans and deposits.

        Finally, management will engage in a more aggressive marketing and advertising campaign to get the Bank back into the marketplace and in the minds of the customers. Branding and visibility are critical to the success of the Bank’s strategies. Full advantage will be taken of the co-branding opportunities with the Bank’s strategic alliances to increase the Bank’s consumer loan business including brochures, joint seminars, and other business development opportunities. In addition, newspaper (advertising/articles), radio (interviews/advertising), billboards, and direct mail solicitation will be utilized.

Results of Operations

        In 2006, the Company recorded net income of $119,000 ($0.11 per share) compared to a net loss of $269,000 ($0.25 per share) in 2005 and net income of $1,647,000 ($1.54 per share) in 2004. The financial results for 2006 reflect a significantly lower provision for loan losses of $137,000 compared to $558,000 in 2005 because of improved asset quality and recoveries of previously charged-off loans. The financial results for the year ended December 31, 2004 included non-recurring income of $1.9 million from the gain on the sale of the Bank’s corporate headquarters and an adjacent parking lot. A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2006			2005			2004
	Average balance	Interest	Yield/rate	Average balance	Interest	Yield/rate	Average balance	Interest	Yield/rate
Assets:
Interest-earning assets:
Loans	$45,863	3,626	7.91%	$47,861	3,429	7.16%	$46,037	$3,009	6.54%
Investment securities held-to- maturity	9,513	427	4.49	8,636	357	4.13	7,273	308	4.23
Investment securities available-for-sale	3,119	150	4.81	3,852	180	4.67	5,488	252	4.59
Interest bearing balances with other banks	281	8	2.85	584	10	1.71	880	30	3.41
Federal funds sold	7,140	357	5.00	5,482	180	3.29	6,244	87	1.39
Total interest-earning assets	65,916	4,568	6.93	66,415	4,156	6.26	65,922	3,685	5.59
Noninterest-earning assets:
Cash and due from banks	3,606			3,772			3,708
Premises and equipment, net	1,046			1,073			2,006
Other assets	2,573			2,648			2,726
Less allowance for loan losses	(510)			(683)			(542)
Total	$72,631			$73,225			$73,820
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$9,906	111	1.12%	$9,204	64	0.71%	$9,315	$49	0. 53%
Savings deposits	17,759	138	0.78	17,069	58	0.34	18,693	62	0.33
Time deposits	22,264	697	3.13	23,344	463	1.98	21,559	295	1.37
Total interest-bearing liabilities	49,929	946	1.89	49,617	585	1.18	49,567	406	0.82

Noninterest-bearing liabilities:
Demand deposits	13,993			14,668			16,306
Other	520			444			193
Shareholders’ equity	8,189			8,496			7,754
Total	72,631			73,225			$73,820
Net interest earnings		$3,622			$3,571			$3,279
Net yield on interest-earning assets			5.50%			5.38%			4.98%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.

Net Interest Income

Net interest income is an effective measure of how well management has balanced the Bank’s interest rate-sensitive assets and liabilities. Net interest income, the difference between (a) interest and fees on interest-earning assets and (b) interest paid on interest-bearing liabilities, is a significant component of the Bank’s earnings. Changes in net interest income result primarily from increases or decreases in the average balances of interest-earning assets, the availability of particular sources of funds and changes in prevailing interest rates.

Net interest income totaled $3,622,000 in 2006, an increase of $51,000, or 1.43%, compared to 2005. Net interest income was $3,571,000 in 2005, an increase of $291,000, or 8.87%, compared to 2004.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

(Dollars in thousands)	2006 compared to 2005 Increase (decrease) due to			2005 compared to 2004 Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(160)	357	197	$133	$287	$420
Investment securities held-to-maturity	39	31	70	56	(7)	49
Investment securities available-for-sale	(35)	5	(30)	(77)	5	(72)
Interest-bearing deposits with other banks	(9)	7	(2)	(5)	(15)	(20)
Federal funds sold	83	94	177	(25)	118	93
Total Interest-earning assets	(82)	494	412	82	388	470
Interest paid on:
Demand deposits	$8	39	47	$(2)	17	15
Savings deposits	5	75	80	(6)	2	(4)
Time deposits	(34)	268	234	36	132	168
Total interest-bearing liabilities	(21)	382	361	28	151	179
Net interest income	$(61)	$112	$51	$54	$237	$291

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

In 2006, there was a decrease in net interest income of $61,000 due to changes in volume and an increase of $112,000 due to changes in rate. In 2005, there was an increase in net interest income of $54,000 due to changes in volume and an increase of $237,000 due to changes in rate.

Although average earning assets decreased to $65.9 million in 2006 from $66.4 million in 2005, the net interest margin of the Bank increased to 5.50% from 5.38% in 2005, and 4.98% in 2004. Management actively manages its exposure to interest rate changes. Because of the current inverted Treasury yield curve, many banks are contending with a significant level of margin compression. The Bank’s deposit base includes many low cost core checking and savings deposits that are not sensitive to rate changes. Thus, although there were a series of short-term rate increases by the Federal Reserve in 2006 and 2005, the Bank’s cost of funds did not increase at the same pace while floating rate assets including loans, investments and Federal Funds Sold did increase.

       During 2006, the average federal funds yield was 5.00% compared to 3.29% in 2005 and 1.39% in 2004. During 2006, the average investment in federal funds increased by $1,658,000—this, coupled with an increase in the Federal Funds rate, resulted in an increase of $177,000 in interest income.

       The yield on the investment portfolio increased 27 basis points to 4.57% compared to 4.30% in 2005 and 4.39%. 2004. The increase in yield was the result of the maturity of lower yielding agency securities purchased in 2004 that were replaced with higher yielding agency and mortgage-backed securities in 2006. In addition, some of the Bank’s floating rate mortgage-backed securities that had Treasury and LIBOR indices repriced in 2006 in a higher interest rate environment. The average yield is projected to further increase in 2007 to at least 5.00% with the purchase of additional securities in the current higher interest rate environment.

       The cost of interest-bearing liabilities increased to 1.89% in 2006 from 1.18% in 2005 and 0.82% in 2004. In 2006, the Bank introduced a premium rate statement savings account for which the rate was 3.50% compared to its normal statement savings rate of .50%. In addition, the Bank increased the rate on its certificates of deposit consistent with the average price in the market. Although short-term interest rates increased in 2006 by 100 basis points, increases in rates on the Bank’s core deposits did not change at the same pace. When setting the rates for its deposits, the Bank generally uses the median rate paid by its competitors in the region. Because most of the Bank’s deposits are considered core, they were not sensitive to rising interest rates and generally lag market changes.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

       The net provision for loan losses charged against earnings in 2006 was $137,000 compared to $558,000 in 2005 and $45,000 in 2004. The decrease in the provision in 2006 was due to a review and analysis of the Bank’s loan portfolio, an increased level of recoveries on previously charged-off loans and a decrease in charge-offs during the year. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

       Management continues to monitor its credit quality very closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover potential credit losses in the portfolio. Management believes the level of the allowance for loan losses is adequate as of December 31, 2006.

Noninterest Income

Noninterest income decreased $168,000 in 2006 compared to 2005 and decreased $2,072,000 in 2005 compared to 2004.

       The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees. During 2006, customer service fees declined by $79,000, 11.54%, compared to 2005 and decreased $171,000, or 20.03%, in 2005 compared to 2004. From 2004 to 2006, there has been $2.3 million decline in the Bank’s average noninterest bearing demand deposits. This decline resulted in less overdraft fees, activity service charges and low balance fees.

       During 2006, surcharge income on the Bank’s ATM network declined by $53,000, or 9.28%, compared to 2005 and declined $28,000, or 4.63%, in 2005 compared to 2004. Some of the Bank’s ATMs have experienced a drop in volume as competitors placed machines in close proximity to existing high volume ATMs of the Bank and several of the Bank’s high volume ATMs were replaced with those of competitors that paid significantly higher transactional fees to site owners. New competition offering “no fee” ATM service has moved into the Philadelphia market. Volume was also impacted by down-time experienced on several machines as a result of equipment/network upgrades. Management continues to seek high volume locations where the Bank would have a captive audience as it relates to ATM service (i.e. casinos, transportation hubs, etc) to offset competitive pressures.

        Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country. In this capacity, the Bank syndicates back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees. In 2006, these fees totaled $150,000 compared to $202,000 in 2005 and $178,000 in 2004. The decline in 2006 was the result of the non-renewal of one credit facility in June 2006 for which the Bank’s fees were $50,000. The Bank continues to serve as agent/arranger for three (3) facilities. Fees on these facilities will be received annually for the administration of the credit facilities. Management plans to continue to develop this core line of business to generate fee income to support the Bank’s profitability goals.

        In connection with its 2004 re-capitalization plan, the Bank sold bank-owned real estate including a remote bank-owned parking lot and its corporate headquarters building located at 300 N. Third Street. The sale of these assets resulted in a non-recurring gain of approximately $1,874,000 million in 2004.

        In 2006, the Bank was awarded a $50,000 grant by the Commonwealth of Pennsylvania to support a loan program for small businesses and non-profit organizations. This grant is included in other income.

Noninterest Expense

Noninterest expense decreased $84,000, or 1.72%, in 2006 compared to 2005 and decreased $379,000, or 7.23%, in 2005 compared to 2004.

       Salaries and benefits decreased $84,000, or 4.59%, in 2006 compared to 2005 and decreased $105,000, or 5.42% in 2005 compared to 2004. As part of the Bank’s continued effort to reduce/control expenses, there have been strategic reductions in staff and job consolidations. In addition, during 2006 there was attrition in several management and line positions. Management continues the review of its staffing model to ensure the Bank is operating with the most efficient organizational structure.

Occupancy and equipment expense decreased $1,200, or 0.13%, in 2006 compared to 2005 and decreased $108,000, or 9.79%, in 2005 compared to 2004. For the past several years, management has implemented strategies to reduce its occupancy expense including the closure/consolidation of its Two Penn Center Center City branch office and sale of its corporate headquarters building in 2004. These actions resulted in a reduction in property taxes, insurance, repairs and maintenance, and depreciation expense on leasehold improvements associated with these locations. In February 2005, the Bank began to lease a new corporate headquarters on a 10,000 square foot floor of a full service high rise office building located in center city Philadelphia. This move resulted in the stabilization of the Bank’s occupancy expense during 2006.

       Leasehold improvement expenses were incurred during the last quarter of 2006 to renovate the interior of the Bank’s Wadsworth Avenue branch including paint, flooring and new furnishings. Additional improvements are planned for 2007 to the exterior of this branch building. Similar interior and exterior improvements are planned for the Bank’s West Philadelphia branch in 2007. These renovations and relocations will result in increased leasehold/furniture depreciation expense. In addition, the Bank’s Progress Plaza branch is scheduled to be re-located in the Fall of 2007 to newly built space within the shopping plaza where it is currently located. A new 10-year lease has been negotiated that will result in an annual increase of $20,000 in the Bank’s rent expense.

       Office operations and supplies expense decreased $36,000, or 10.43% in 2006 compared to 2005 and decreased $67,000, or 16.18%, in 2005 compared to 2004. During 2006, the Bank’s telephone expense declined by $29,000 as a result of a review and analysis that resulted in the elimination of unused lines and move to a new long distance carrier. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

       Marketing and public relations expense increased $15,000, or 15.27%, in 2006 compared to 2005, and increased $18,000, or 21.5%, in 2005 compared to 2004. In 2006, the Bank launched a marketing campaign for its new signature savings account including a direct mail solicitation, ongoing newspaper advertisements, and other promotional give-aways. In 2007, the Bank will embark on a robust marketing/re-branding campaign including the use of co-branded marketing materials with its strategic alliances, advertising in community-based newspapers and church bulletins., radio, billboards, and other business periodicals.

       Professional services increased $25,000, or 9.49%, in 2006 compared to 2005 and increased $26,000, or 11.06%, in 2005 compared to 2004. The increase in 2006 is primarily related to increased audit fees associated with the Company’s risk profile and quarterly public filings. In addition, there was an increase in consulting expense related to the use of consultants to assist the Bank in the evaluation of several business transactions.

       Data processing expenses are a result of the management decision to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. To better serve its customers, the Bank also has an extensive ATM network of twenty-eight (28) machines for which it pays processing fees. This network is larger than most banks in its peer group.

       Data processing expenses increased $14,000, or 3.53%, in 2006 compared to2005 and decreased $155,000, or 27.61%, in 2005 compared to 2004. The increase in 2006 is primarily in the Bank’s ATM processing expense associated with net interchange expenses—more Bank customers using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee. Transaction volume for the Bank’s ATM network declined during 2006 as the result of new competition and ATM down-time for repairs/upgrades. In 2005, data processing expenses declined as a result of the re-negotiation of the Bank’s core processing contract with FiSERV.

Federal deposit insurance premiums were $111,000 in 2006, $113,000 in 2005, and $72,000 in 2004. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system. Under this system, bank strength is based on three factors: 1) asset quality, 2) capital strength, and 3) management. Premium assessments are then assigned based on the institution’s overall rating, with the stronger institutions paying lower rates.  By typical regulatory guidelines the Bank is considered “well” capitalized, however, because it is operating with a Written Agreement (Refer to “Regulatory Action” above), it is only considered to be “adequately” capitalized. The FDIC adopted new rules in 2006 to re-capitalize the deposit insurance fund that will result in increased deposit insurance premiums in 2007. (Refer to “The Federal Deposit Insurance Act” above)

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 below indicates how the Bank has managed these elements. Average funding uses decreased $499,000, or 0.75% in 2006 compared to 2005 and increased approximately $493,000, or 0.75% in 2005 compared to 2004.

Table 3—Sources and Use of Funds Trends

	2006			2005
(Dollars in thousands)	Average Balance	Increase (decrease) Amount	Percent	Average balance	Increase (decrease) amount	Percent
Funding uses:
Loans	$45,863	$(1,998)	(4.17)%	$47,861	$1,824	3.96%
Investment securities
Held-to-maturity	9,513	877	10.16	8,636	1,363	18.74
Available-for-sale	3,119	(733)	(19.03)	3,852	(1,636)	(29.81)
Interest-bearing balances with other banks	281	(303)	(51.88)	584	(296)	(33.64)
Federal funds sold	7,140	1,658	30.24	5,482	(762)	(12.20)
Total uses	$65,916	$(499)		$66,415	$493
Funding sources:
Demand deposits:
Noninterest-bearing	$13,993	$(675)	(4.60)%	$14,668	$(1,638)	(10.05)%
Interest-bearing	9,906	702	7.63	9,204	(111)	(1.19)
Savings deposits	17,759	690	4.04	17,069	(1,624)	(8.69)
Time deposits	22,264	(1,080)	(4.63)	23,344	1,785	8.28
Total sources	$63,922	$(363)		$64,285	$(1,588)
*Includes held-to-maturity and available-for-sale securities

Investment Securities and Other Short-Term Investments

The Bank’s investment portfolio is classified as either held-to-maturity or available-for-sale. Investments classified as held-to-maturity are carried at amortized cost and are those securities the Bank has both the intent and ability to hold to maturity. Investments classified as available-for-sale are those investments the Bank intends to hold for an indefinite amount of time, but not necessarily to maturity, and are carried at fair value, with the unrealized holding gains and losses reported as a component of shareholders’ equity on the balance sheet.

Average investment securities, increased $144,000, or 1.15%, in 2006 and decreased $273,000, or 2.14%, in 2005 compared to 2004. The increase in investments was primarily a result of additional liquidity created by payoffs/paydowns in the Bank’s loan portfolio. Funds were re-deployed into short-term investments pending increased loan origination activity.

       The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities. The Bank does not invest in high-risk securities or complex structured notes. As reflected in Table 4 below, the average maturity of the portfolio is 2.90 years in 2006 compared to 3.25 years in 2005. In the current interest rate environment, the duration of the investment portfolio is shortened because of the short-term nature of the Bank’s callable agency securities that currently have an average life of 2.2 years. These securities are typically used as collateral for short-term jumbo governmental certificates of deposit.

       At December 31, 2006, approximately 41% of the portfolio consists of mortgage-backed pass-through securities that have longer-term con-tractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history. This history better enables the Bank to project the repayment speeds of these pools. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment. Because customers are less likely to refinance in the current rising interest rate environment, the prepayment speed decreased on this component of the portfolio. The constant one year prepayment rate (CPR) at December 31, 2006 was 14.42% compared to 20.60% at December 31, 2005. This translates into only 14.42% of the mortgage-backed pools repaying on an annual basis. This results in less monthly cash flow than was received in 2005.

       The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cashflow to be reinvested in the projected current rising rate environment.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield		Total
Other government securities	$3,248	4.73%	$5,749	4.70%	$250	4.67%	$-		%	$9,247
Mutual funds and other	-		-		-		-			379
Mortgage-backed securities	-		-		-		-			6,527
Total securities	$3,248		$5,749		$250		-			$16,153
Average maturity										2.90 years

The above table sets forth the maturities of investment securities at December 31, 2006 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

       Average loans decreased $1,998,000, or 4.17%, in 2006 and increased $1,824,000, or 3.96%, in 2005 compared to 2004. During 2006, the Bank funded $7 million in new commercial loans. However, growth in the loan portfolio was offset by payoffs of some large loan participations the Bank had with other financial institutions. In addition, the Bank’s mortgage loan portfolio declined by $2 million as a result of customers with interest-only or adjustable rate loans refinancing into fixed rate mortgages to avoid the negative impact of future interest rate increases.

       The Bank has relationships with other financial institutions in the region with which it participates in loans to supplement activity in the commercial loan portfolio. This strategy continues to be utilized while the Bank enhances it own business development capacity. At December 31, 2006, the Bank had $8 million in loan participations with other financial institutions most of which are secured by real estate.

        In December 2006, the Bank sold $568,000 of its student loan portfolio and recorded a gain of $10,700. These loans were sold to make liquidity available for the funding of higher yielding less costly to service commercial loans. Student loans are typically held in the consumer loan portfolio.

       As a result of the payoffs and sale of loans noted above, the Bank’s loan-to-deposit ratio declined to 64.62% at December 31, 2006 compared to 72.8% at December 31, 2005. The target loan-to-deposit ratio is 75%. This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity.

       As reflected in Table 5 below, the Bank’s loan portfolio is heavily concentrated in commercial real estate loans that comprise approximately $22 million, or 51.73%, of total loans. Of the $7 million in 2006 of new commercial loan originations, many were commercial real estate transactions, including $1.3 million in loans made to religious organizations. Continued payoffs resulted in a reduction of the residential mortgage loan component of the portfolio from $7.5 million at December 31, 2005 to $5.5 million at December 31, 2006. The Bank does not originate residential mortgage loans for its portfolio.

       As reflected in Table 6 below, approximately 47.30% of the Bank’s loan portfolio have scheduled maturities or reprice in five years or more. This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures. While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial and industrial	$10,343	$7,176	$15,217	$11,361	$10,855
Commercial real estate	21,996	25,809	13,070	11,862	11,898
Residential mortgages	5,551	7,546	10,665	15,110	13,560
Consumer loans	4,628	5,891	6,729	8,695	7,820
Total loans	$42,518	$46,422	$45,681	$47,028	$44,133

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$6,312	$4,031	$-	$10,343
Commercial real estate	1,272	5,792	14,932	21,996
Residential mortgages	343	1,476	3,732	5,551
Consumer loans	2,349	831	1,448	4,628
Total loans	$10,276	$12,130	$20,112	$42,518
Loans maturing after one year with:
Fixed interest rates	$11,404
Variable interest rates	20,835

Nonperforming Loans

Table 7 reflects the Bank’s nonperforming and restructured loans for the last five years. The Bank generally determines a loan to be “nonperforming” when interest or principal is past due 90 days or more. If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be nonperforming before the lapse of 90 days. The Bank’s policy is to charge off unsecured loans after 90 days past due. Interest on nonperforming loans ceases to accrue except for loans that are well collateralized and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is reversed out of income unless adequate collateral from which to collect the principal of, and interest on, the loan appears to be available.

Table 7—Nonperforming Loans

Dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$626	$683	$1,366	$1,588	$651
Interest income included in net income
for the year	39	37	22	62	25
Interest income that would have been
recorded under original terms	51	56	143	120	49
Loans past due 90 days and still accruing	170	-	65	560	797
Restructured loans	1,311	554	1,411	569	1266

       At December 31, 2006, nonaccrual loans totaled $626,000 compared to $683,000 at December 31, 2005. The non-accrual loans include commercial loans with SBA guarantees or strong loan-to-values that help to mitigate potential losses. At December 31, 2006, $152 ,000 of the Bank’s nonaccrual loans carried some level of guarantee from the SBA that provide credit enhancement to these loans.

The balance of impaired loans was $896,000 and $386,000 at of December 31, 2006 and 2005, respectively. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The allowance for loan loss associated with these loans was $101,000 and $113,000 at December 31, 2006 and 2005, respectively. The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment.

        Interest income recognized on impaired loans during the year ended December 31, 2006 and 2005 was $76,000 and $37,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others. At December 31, 2006, restructured loans totaled $1,311,000, an increase of $757,000, or 137%, compared to 2005. The loans restructured in 2006 relate to consolidations and/or extensions in terms to enable the borrowers to better meet debt service requirements.

There is no known information about possible credit problems other than those classified as nonaccrual or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

At December 31, 2006, approximately 33% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. This represents an increase from a 25% concentration at December 31, 2005. During 2006, the Bank funded and/or originated $2.1 million in loans to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community. Loans made to these organizations are primarily for expansion and repair of church facilities. At December 31, 2006, several of these loans are now showing signs of weakness and are included in the Bank’s classified loans. The Bank is actively managing these credits to avoid any further deterioration in asset quality.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio. Table 8 below presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and con-sequently may be reallocated in the future to reflect then current conditions.

        The allowance for loan losses as a percentage of total loans was 1.31% at December 31, 2006 compared to 1.02% at December 31, 2005. Systematic provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis. This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.

       The level of classified loans increased from $1,018,000 in 2005 to $2,671,000 in 2006. This increase is not indicative of a trend but rather several large loans that were shifted to an Other Loans Especially Mentioned (OLEM) classification. “Other Loans Especially Mentioned” are defined as loans that do not presently expose the Bank to a significant degree of risk, but have potential weaknesses/deficiencies deserving management’s closer attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date. No significant loss of principal or interest is envisioned on these loans. The borrowers may be experiencing adverse operating trends, which potentially could impair debt service capacity, but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure. This category may include credits with inadequate loan agreements or control over collateral. These borrowers may have limited ability to obtain credit elsewhere. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

Table 8—Allocation of Allowance for Loan Losses

	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category total loans	Amount	Percent of loans in each category total loans	Amount	Percent of loans in each category total loans	Amount	Percent of loans in each category total loans	Amount	Percent of loans in each category total loans
(Dollars in thousands)
Commercial and industrial	$362	24.33%	$267	15.46%	$424	32.31%	$267	24.16%	$565	24.60%
Commercial real
estate	140	51.73	66	55.59	49	27.75	-	25.22	37	26.96
Residential mortgages	22	13.06	17	16.25	14	17.29	35	32.13	45	17.72
Consumer loans	37	10.88	79	12.69	110	22.65	37	18.49	28	30.72
Unallocated	-	-	43	-	6	-	-	-	-	-

	$561	100.00%	$472	100.00%	$603	100.00%	$339	100.00%	$675	100.00

Management believes that the allowance for loan losses is adequate at December 31, 2006. While management uses available information to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Balance at January 1	$472	$603	$339	$675	$708
Charge-offs:
Commercial and industrial	(70)	(762)	-	(799)	-
Commercial real estate	-	-	-	-	(100)
Residential mortgages	-	-	-	-	-
Consumer loans	(202)	(219)	(240)	(174)	(261)
	(272)	(981)	(240)	(973)	(361)
Recoveries—commercial loans	57	165	265	-	27
Recoveries—consumer loans	168	127	194	72	126
	225	292	459	72	153

Net recoveries(charge-offs)	(47)	(689)	219	(901)	(208)
Provisions charged to operations	137	558	45	565	175

Balance at December 31	$561	$472	$603	$339	$675
Ratio of net (recoveries) charge-offs to average loans
outstanding	0.10%	1.50%	(0.48)%	1.99%	0.49%

Deposits

       Average deposits declined $363,000, or .56% in 2006 and declined $1.6 million, or 2.41%, in 2005 compared to 2004. In 2006, the primary areas of decline were noninterest bearing demand deposit balances that decreased on average by $675,000, or 4.60%, compared to 2005 and certificates of deposit that decreased $1,080,000, or 4.63%, compared to 2005. These reductions were primarily related to the shift to the Bank’s higher yielding signature savings account. Savings deposits increased on average $690,000, or 4.04%, compared to 2005. In addition, several jumbo certificates of deposit with corporations did not renew at maturity.

       To grow and stabilize its deposit base, management will re-introduce its signature savings product with an increased interest rate along with a new high interest checking product designed to attract non-profit customers. In addition, remote deposit capture will be introduced to increase the level of core deposits.

Table 10—Average Deposits by Class

	2006		2005		2004
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$13,993	-%	$14,668	-%	$16,306	-%
Interest-bearing demand deposits	9,906	0.89	9,204	0.71	9,315	0.53
Savings deposits	17,759	0.59	17,069	0.34	18,695	0.33
Time deposits	22,264	2.79%	23,344	1.98	21,559	1.37

Other Borrowed Funds

The Bank did not borrow funds during 2006. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow.

Off Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in extending loans and are subject to the Bank’s normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of those instruments.

Summaries of the Bank’s financial instrument commitments are as follows:

	2006	2005

Commitments to extend credit	$12,995,600	$12,727,370
Outstanding letters of credit	-	10,000

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

The Bank must maintain minimum levels of liquid assets. This requirement is evaluated in relation to the com-position and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2006, management believes the Bank’s liquidity is satisfactory.

   The Bank’s principal sources of asset liquidity include investment securities consisting primarily of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. There are no securities maturing in one year or less. However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity. At December 31, 2006, approximately $11.4 million in loans are scheduled to mature within one year.

        In addition, the Bank has several back-up sources of liquidity consisting of a borrowing arrangement with one of its correspondent banks that includes a Federal Funds line of credit totaling $2 million. Borrowings under this agreement have interest rates that fluctuate based on market conditions. In addition, the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank. As of December 31, 2006 and 2005, the Bank had no borrowings outstanding.

The Bank’s overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)

3 months or less	$10,253
Over 3 through 6 months	2,903
Over 6 months through 1 year	-
Over 1 through five years	158
Over five years	-
Total	$13,314

        The following table sets forth contractual obligation and other commitments representing required and potential cash outflows as of December 31, 2006:

Table 12—Contractual Obligations and Other Commitments

		Less than	One to	Four to	After
(Dollars in thousands)	Total	one year	three years	five years	five years
Certificates of Deposit	$22,199	$21,896	$830	$366	$107
Rental Obligations	2,028	317	579	203	929
Total	$24,227	$22,213	$1,409	$569	$1,036

In April 2006, the Bank entered into a 10-year lease for a new branch in the Progress Plaza shopping center that is scheduled to be constructed by the Fall of 2007. The lease requires annual rental payments of $60,000 for Year 1, $62,500 for years 2-5, and $71,250 for Years 5-10. This transaction is not reflected in the Bank’s long-term rental obligations noted above as the lease will commence upon completion and occupancy of the new branch. The Bank currently leases the branch it occupies at Progress Plaza on a month-to-month basis.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2006, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2006, an asset-sensitive position is maintained on a cumulative basis through one year of 5.91%. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect. This level is well within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis. Interest rate risk is minimized by the Bank’s high level of core deposits that have been placed in shorter repricing intervals.

For purposes of the gap analysis, such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2006
(Dollars in thousands)	3 months or less	Over 3 through 12 months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks		$$282	$-	$-	$-	$282
Investment securities	4,328	2,017	3,288	3,897	2,244	15,774
Federal funds sold	9,158	-	-	-	-	9,158
Loans	12,589	10,851	5,802	3,453	9,824	42,519
Total interest-sensitive assets	26,075	13,150	9,090	7,350	12,068	$67,733
Cumulative totals	26,075	39,225	48,315	55,665	67,733
Interest-sensitive liabilities:
Interest checking accounts	2,190	-	2,190	-	-	4,380
Savings accounts	12,130	-	12,130	-	-	24,260
Certificates $100,000 or more	10,253	2,903	158	-	-	13,314
Certificates of less than $100,000	3,324	4,418	671	472	-	8,885
Total interest-sensitive liabilities	$27,897	$7,321	$15,149	$472	$-	$50,839
Cumulative totals	$27,897	$35,218	$50,367	$50,839	$50,839
Interest sensitivity gap	$(1,822)	$5,829	$(6,059)	$6,878	$12,068
Cumulative gap	(1,822)	4,007	(2,052)	4,826	18,894
Cumulative gap/total earning assets	(2.68%)	5.91%	(0.18%)	7.12%	24.94%
Interest-sensitive assets to interest-sensitive
liabilities	0.93	1.80	0.60	15.57	-	-

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management’s estimates.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit. A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. The calculated estimates of net income or “earnings” at risk at December 31, 2006 are as follows:

(Dollars in thousands)
	Net interest	Percent of
Changes in rate	income	risk

+200 basis points	$ 3,499	0.26%
+100 basis points	3,497	0.20
Flat rate	3,490	-
-100 basis points	3,469	(0.60)
-200 basis points	3,435	(1.58)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as “economic value” of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2006 are as follows:

(Dollars in thousands)
		MV of equity
Changes in rate	MV equity	Risk change

+200 basis points	$ 5,239	(23.5)%
+100 basis points	6,064	(11.50)
Flat rate	6,849	-
-100 basis points	7,410	8.20
-200 basis points	7,855	14.70

        The market value of equity may be impacted by the composition of the Bank’s assets and liabilities. A shift in the level of variable versus fixed rate assets will create swings in the market value of equity. The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes.

       The assumptions used in evaluating the vulnerability of the Bank’s earnings and equity to changes in interest rates are based on management’s consideration of past experience, current position and anticipated future economic conditions. The interest sensitivity of the Bank’s assets and liabilities, as well as the estimated effect of changes in interest rates on the earnings and equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.

       The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process. Interest rate exposure is within the policy limits of the Bank at December 31, 2006. However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

1.	Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.

2.	Purchase quality loan participations with appropriate interest rate/gap match for the Bank’s balance sheet.

3.	Restructure the Bank’s investment portfolio.

        The Board of Directors has determined that active supervision of the interest rate spread between yield on earning assets and cost of funds will decrease the Bank’s vulnerability to interest rate cycles.

Capital Resources

        Total shareholders’ equity increased $133,000 in 2006 compared to 2005 and decreased $320,000 in 2005 compared to 2004. The increase in capital in 2006 is attributable to the net income of $119,000 as well as other comprehensive income related to a decline in the unrealized loss on the securities classified as available-for-sale.

       The decline in capital in 2005 is primarily attributable to the net loss of $269,000 for the year as well as other comprehensive loss related to an increase in the unrealized loss on securities classified as available-for-sale.

       Management continues to implement growth and profitability strategies to increase retained earnings and will seek to leverage capital through growth generated by its strategic initiatives. In addition, management may consider other strategic business combinations to further strengthen capital, create liquidity, increase economies of scale, and better penetrate the marketplace.

       The FRB standards for measuring capital adequacy for U.S. Banking organizations require that banks maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments. The FRB standards classify capital into two tiers, referred to as Tier I and Tier II. Tier I consists of common shareholders’ equity (excluding net unrealized holding gains on available for sale securities), noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill and/or intangible assets). Tier II capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier I capital and a Tier I leverage ratio of at least 6%. Capital that qualifies as Tier II capital is limited to 100% of Tier I capital.

       As indicated in Table 14, the Company’s risk-based capital ratios are above the minimum requirements, however, the Bank’s growth and operating results may have an adverse effect on its capital ratios. UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

(Dollars in thousands)	2006	2005	2004

Total Capital	$8,624	$8,491	$8,812
Less: Intangible Assets/Net unrealized gains (losses) on available for
sale securities	(1,185)	(1,382)	(1,578)
Tier I capital	7,433	7,109	7,234
Tier II capital	556	472	544

Total qualifying capital	$7,995	$7,581	$7,778

Risk-adjusted total assets (including off-balance-sheet exposures)	$44,464	$44,503	$43,436

Tier I risk-based capital ratio	16.73%	15.97%	16.65%
Total (Tier I and II) risk-based capital ratio	17.98	17.03	17.91%
Tier I leverage ratio	10.33	9.87	9.89%

See “Regulatory Action” above for a description of and status of compliance with the regulatory Agreement under which the Bank is currently operating.

Recent Accounting Pronouncements

        In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to re-measurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  The statement amends SFAS no. 140 by  (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

       In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact that the adoption of this interpretation will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operation and cash flows.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

        In February 2007 the FASB issued FAS No. 159 - “The Fair Value Option for Financial Assets and Liabilities including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions.  FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is available subject to certain conditions. The Corporation did not early adopt FAS 159, and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The financial information required by this Item 7A is incorporated by reference to page 33 of this Report, the Liquidity and Interest Rate Sensitivity Management provisions and pages 33 to 37 of this Report, including Table 13 the Interest Sensitivity Analysis Table of this Report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on pages 49 to 74 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2006.

ITEM 9A—CONTROLS AND PROCEDURES

       UBS carried out an evaluation, under the supervision and with the participation of the UBS’ management, including the UBS’ Chief Executive Officer, Evelyn F. Smalls and Chief Financial Officer, Brenda Hudson-Nelson, of the effectiveness of the design and operation of the UBS’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that UBS’ disclosure controls and procedures as of December 31, 2006, are effective and timely in alerting them to material information relating to UBS (including its consolidated subsidiaries) required to be included in UBS’ periodic SEC filings.

       During the last fiscal quarter, there have not been any significant changes in UBS’ internal control over financial reporting that have materially affected or are reasonably likely to materially affect the UBS’ internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth certain biographical information. Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a) Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire

Bernard E. Anderson	68	Professor of Management/Economist	2002	2010
		At the Wharton School,
		Philadelphia, PA

David R. Bright	67	Retired, Executive Vice President	2002	2010
		Meridian Bancorp
		Philadelphia, PA

Joseph T. Drennan	61	Universal Capital Management, Inc.	2004	2010
		Wilmington, DE

L. Armstead Edwards	64	Chairman of the Board,	1993	2008
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	62	Retired as co-Founder,	1996	2008
		John Frazier, Inc.
		Philadelphia, Pennsylvania

William B. Moore	64	Vice Chairman of the Board,	1993	2007
		United Bancshares, Inc.
		Pastor, Tenth Memorial
		Baptist Church
		Philadelphia, Pennsylvania

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire

Ashan M. Nasratullah	49	President,	2004	2009
		JNA Capital, Inc.
		Philadelphia, PA

Evelyn F. Smalls	61	President and CEO of Registrant	2000	2007
		and United Bank of Philadelphia

Ernest L. Wright	78	Founder, President and	1993	2008
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b) Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	61	President and Chief Executive Officer

Brenda M. Hudson-Nelson	45	Executive Vice President/Chief Financial Officer

Terrence D. Barclift	32	Senior Vice President/Senior Lending Officer

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

CORPORATE GOVERNANCE

General Information About UBS’ and Bank’s Boards of Directors

The Board of Directors of the Company and the Bank has determined that all of its members are independent and meet the independence requirements of National Association of Securities Dealers (“ NASDAQ”) except Evelyn F. Smalls. Because Ms. Smalls is the President and Chief Executive Officer of the Company and the Bank she is not independent as defined by NASDAQ.

UBS’ Board of Directors meets when necessary and during 2006 held eleven (11) meetings, including UBS’ organization meeting. In 2006, the Bank’s Board of Directors was scheduled to meet at least monthly, except in August and during 2006 held eleven (11) meetings. The independent directors of the UBS’ and the Bank’s Board of Directors will hold regularly scheduled executive sessions on a regular basis, but, in any event, not less than twice a year.

             The Executive Committee, without Evelyn Smalls, who is not independent, serves as the Compensation Committee.  (Refer to Item 11 for Executive Compensation discussion.)  Currently, there is no Compensation Committee Charter.

Policy for Attendance at Annual Meetings

            UBS has a policy requiring all of its directors to attend UBS’ annual meeting. At the annual meeting held on November 21, 2006, eight (8) of UBS’ ten (10) directors attended the meeting.

Information about the UBS’ Audit/Compliance Committee and Financial Expert

The Audit/Compliance Committee of UBS’ Board of Directors1 is comprised of Joseph T. Drennan2 (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the

1The Audit Committees of UBS and the Bank are operating standing committees established in accordance with Section 3(a)58(A) of the Exchange Act.

Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. The Committee selects the independent registered public accountants. In addition, the Committee meets with UBS’ independent registered public accountants to review the results of the annual audit and other related matters. Each member of the Committee is “independent” as defined in the applicable listing standards of the National Association of Securities Dealers (“NASDAQ”). The Committee held seven (7) meetings during 2006.

Each member of the Audit/Compliance Committee is independent and financially literate as defined by NASDAQ. The Board of Directors of the Company and the Bank has determined that Joseph T. Drennan is the “Financial Expert,” as defined in the Commission’s regulations.

The Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the CRA Act activities.

Information About the Bank’s Audit/Compliance Committee

The Audit/Compliance Committee comprised of Joseph T. Drennan  (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson met at least quarterly through September 2006 and monthly thereafter in accordance with its Written Agreement with regulators. The Audit/Compliance Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the Bank’s independent registered public accountants to review the results of the annual audit and other related matters, as well as other regulatory compliance issues. Each member of the Audit/Compliance Committee is “independent” as defined in the applicable listing standards of NASDAQ. The Committee held seven (7) meetings during 2006.

The Compliance Committee is combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the Community Reinvestment Act (CRA) activities.

Audit Committee Report

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2006, the Audit Committee (i) reviewed and discussed the audited financial statements with UBS’ management, (ii) discussed with McGladrey and Pullen, LLP, UBS’ independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (as modified or supplemented), (iii) discussed the independence of McGladrey and Pullen, LLP, and (iv) has received the written disclosures and the letter from McGladrey and Pullen, LLP required by Independence Standards Board Standard No. 1 (as modified or supplemented). Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2006.

UBS’ Audit Committee is composed of Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:
Joseph T. Drennan (Chairman)
L. Armstead Edwards
William B. Moore
Marionette Y. Wilson (Frazier)

INFORMATION ABOUT THE COMMITTEES OF THE BOARDS

Information About the Committees of UBS’ Board of Directors

The Committees of UBS’ Board of Directors are the Executive Committee, Audit/Compliance Committee, and the Nominating Committee. The Executive Committee, comprised of L. Armstead Edwards (Chairman), David R. Bright, Joseph T. Drennan, William B. Moore, Evelyn F. Smalls, and Marionette Y. Wilson (Frazier) meets, when necessary, at the call of the Chairman, and to exercise the authority and powers of UBS’ Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2006.

For information about UBS’ and the Bank’s Audit/Compliance Committees refer to“INFORMATION ABOUT THE AUDIT COMMITTEES” above.

Information About UBS’ Nominating Committee

The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of the NASDAQ Stock market. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on UBS’ website. The Committee did not hold any meetings during 2006. Directors standing for re-election were nominated by the Executive Committee of the Board, without the participation of Evelyn Smalls, who is not independent.

Meetings of UBS’ Board and its Committees

The total number of meetings of UBS’ Board of Directors that were held in 2006 was eleven (11). All of the incumbent directors, who were directors during 2006 (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors, except William B. Moore, who attended seventy-three percent (73%) and Marionette Y. Frazier, who attended sixty-four percent (64%); and (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served, except William B. Moore, who attended seventy-three percent (73%) of the Executive Committee meetings and forty percent (40%) of the Audit Committee meetings.

Information About Committees of the Bank’s Board of Directors

The Committees of the Bank’s Board of Directors are the Executive, Asset and Liability Management, the Audit/Compliance Committees, and the Loan Committee.

The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to discuss and approve certain human resource matters including compensation, to ratify and approve certain of the Bank’s loans and to exercise the authority and powers of the Bank’s Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2006. The Bank’s Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank.

The Asset Liability Management Committee, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Angela M. Huggins3, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. During 2006, the Asset and Liability Management Committee held four (4) meetings.

The Loan Committee, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters. During 2006, the Loan Committee held twelve (12) meetings.

For information about UBS’ and the Bank’s Audit/Compliance Committees refer to“INFORMATION ABOUT THE AUDIT COMMITTEES” above.

Meetings of Bank’s Board and its Committees

The total number of meetings of the Bank’s Board of Directors that were held in 2006 was eleven (11). All incumbent directors (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors; except William B. Moore, who attended seventy-three percent (73%) and Marionette Y. Frazier, who attended sixty-four percent (64%); and, (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served, except William B. Moore, who attended seventy-three percent (73%) of the Executive Committee meetings and forty percent (40%) of the Audit Committee meetings.

BOARD OF DIRECTORS COMPENSATION

Directors Fees

             The normal non-officer director fee paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings. Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time. Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2006.
UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 2, 2007:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 2, 2007	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	61	President and Chief Executive Officer and Director of UBS and Bank	600
Brenda M. Hudson-Nelson (3)	45	Executive Vice President and Chief Financial Officer of UBS and Bank	50
Terrence D. Barclift(4)	32	Senior Vice President and Senior Lending Officer	-

Footnote Information Concerning Executive Officers
(1)
Ms. Smalls was elected as a director and was appointed as President and Chief Executive Officer in June 2000. Prior to that, Ms. Smalls was Senior Vice President of Human Resources and Compliance from October 1993 to May 2000.

(2)
The President and Chief Executive Officer, currently Evelyn F. Smalls, acts as Trustee of certain voting trust agreements (the “Voting Trusts”) pursuant to which Fahnstock, Inc deposited 5,209 shares of Common Stock of UBS.

(3)
Ms. Hudson-Nelson was appointed Senior Vice President and Chief Financial Officer in June 2000. Prior to that, Ms. Hudson-Nelson was Vice President and Controller from January 1992 to May 2000. In May 2002, Ms. Hudson-Nelson was promoted to Executive Vice President and Chief Financial Officer.

(4)
Mr. Barclift was hired as Senior Vice President and Senior Lending Officer in October 2006. Prior to that, Mr. Barclift served five years as senior vice president/relationship manager for two money center banks. Mr. Braclift has over 13 years experience in credit administration and lending.

CODE OF CONDUCT AND ETHICS

UBS and the Bank has adopted a Code of Business Conduct and Ethics ( the “Code”) that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer. The Code meets the requirement of a code of ethics for the UBS’ and the Bank’s principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC’s Regulation S-K. Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC. The Code complies with requirements of Sarbanes - Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee.

UBS will provide, without charge, a copy of its Code of Business Conduct and Ethics to any person who requests a copy of the Code. A copy of the Code may be requested by writing to the President of UBS at United Bank of Philadelphia at 30 S. 15th Street, Suite 1200, Philadelphia, PA 19102.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2006. There were no reportable transactions during this period.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters. It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS, Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer, and Terrence Barclift, Senior Vice President and Senior Lending Officer. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2006, the Executive Committee held two (2) meetings as the Compensation Committee.

Compensation Discussion and Analysis

The primary objectives of our compensation policy are:

• To attract and retain highly qualified key executive officers essential to our long-term success;
• To reward properly executive officers for performance, achievement of goals and enhancement of shareholder value.

Compensation Philosophy

The compensation philosophy is to compensate our executive officers for performance. However, because the Bank is currently designated as a “troubled financial institution”, non-salary benefits have limitations including the inability to offer executives significant deferred compensation, post-retirement benefits or compensation in the event of a change in control.

The Committee’s Process

             Because of the inability of management to attain the goals outlined in the 2005 Strategic Plan, there were no salary increase given to executive officers in 2006. Therefore, there were no deliberations by the committee in reference to salary increases.  During 2006, the committee met to determine the compensation to be offered to Terrence Barclift.  In doing so, the committee considered all relevant factors including experience and comparable salaries in the region.

Components of Compensation for 2006

For the fiscal year ended December 31, 2006, the components of executive compensation were:

• Salary;
• Life Insurance two times salary; and
• Automobile Allowance.

Salary

Salary provides the compensation base rate and is intended to be internally fair among executive officers at the same level of responsibility.

In setting the salary for the chief executive officer, the committee considers financial results, organizational development, marketing initiatives, board relations, management development, work on representing us to our customers, clients and the public, and results in developing, expanding and integrating our products and services. The committee also takes into account the effects of inflation. The committee exercises discretion in setting the chief executive officer’s salary and may increase or decrease the chief executive officer’s salary based on our financial performance or on non-financial performance factors, if it so decides. However, the employment contract with Ms. Smalls, chief executive officer, sets a minimum salary of $160,000 per year.

The committee receives evaluations of the other executive officers performance from Ms. Smalls and her recommendations for base salaries for those officers. The recommendations are based on the officer’s level of responsibility and performance of duties. The committee then reviews and modifies, where appropriate, the recommendations and sets the salaries for the other executive officers.

COMPENSATION COMMITTEE REPORT

             The Executive Committee serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended that the Compensation Discussion and Analysis be included our Annual Report on Form 10-K for the year ended December 31, 2006.

Respectfully submitted:

L. Armstead Edwards
William B. Moore
Marionette Y. Wilson
Joseph T. Drennan
David R. Bright

 Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the year ended December 31, 2006.
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls	2006	$164,307	$0	$0	$0	$0	$0	$6,209	$170,307
President and Chief Executive Officer
Brenda Hudson-Nelson,	2006	118,390	0	0	0	0	0	6,095	$124,390
Executive Vice President and Chief Financial Officer
Terrence Barclift (3)	2006	26,230	0	0	0	0	0	500	$26,730
Senior Vice President and Senior Lending Officer

(1)
Amounts are not included in the Bonus, Stock Awards, Option Awards, Non-equity Incentive Plan Compensation, Change in Pension and Nonqualified Deferred Compensation Earnings and All Other Compensation columns of the table because no compensation of this nature was paid by UBS or the Bank and the restricted stock awards and long term incentive payouts columns are not included in the Compensation Table since these benefits are not made available by UBS or the Bank.

(2)
UBS’ executives receive a $500 per month automobile allowance. UBS’ executive are provided with life insurance policies equivalent to two times their annual salary for which the cost is $209/annually for Evelyn Smalls and $98/annually for Brenda Hudson-Nelson

(3)	Terrence Barclift became employed by the Bank in October 2006.

Executive Employment Agreements

The Bank entered into an Employment Agreement with Evelyn F. Smalls in November 2004 to continue to serve as the Bank’s President and Chief Executive Officer. The term of the Employment Agreement is three (3) years, unless extended or terminated. The Employment Agreement provides for an annual base salary of $160,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance.

The Bank entered into an Employment Agreement with Brenda M. Hudson-Nelson in November 2004 to continue to serve as the Bank’s Executive Vice President and Chief Financial Officer. The term of the Employment Agreement is three (3) years, unless extended or terminated. The Employment Agreement provides for an annual base salary of $115,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance.

            The Bank entered into an Employment Agreement with Terrence Barclift in October 2006 to serve as the Bank’s Senior Vice President and Senior Lending Officer. The term of the Employment Agreement is two (2) years, unless extended or terminated. The Employment Agreement provides for an annual base salary of $110,000 that may be increased, but not decreased as well as life insurance equivalent to two times his base salary, and a $500 per month automobile allowance.

Payments Upon Termination

            The named executive officers are only entitled to payment of their salary, life insurance, and automobile allowance through the date of termination.

Equity Compensation Plan Information

            The Company adopted a Stock Option Plan in 1998. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. No options were granted in 2006.

Other Compensation Tables

             We have not included a grant of plan-based awards table, an outstanding equity awards table, options exercises and stock vested table, and pension benefits table because those tables are not applicable.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to UBS, as of March 2, 2007 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.17%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wachovia Corporation, (formerly, First Union Corporation)[2]	50,000	5.70%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.42%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.08%
401 Cypress Street
Philadelphia, PA 19106

(1) As of March 2, 2007, there were 876,921 shares of UBS’ voting Common Stock outstanding.

(2)  Wachovia Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.

             The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 2, 2007 for each of the UBS’ director, nominees and executive officers. The table also shows the total number of shares of Common Stock ownership by the director, nominees and executive officers of UBS as a group.

Name	Common Stock[9,10,11,12]	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.23%
Marionette Y. Wilson (Frazier)	17,900	2.04%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
Joseph T. Drennan	783	*
Ahsan M. Nasratullah	833	*
William B. Moore	1,834	*
Evelyn F. Smalls	600	*

Certain Executive Officers
Evelyn F. Smalls	500**	*
Brenda M. Hudson-Nelson	50	*
All Current Directors and Executive Officers as a Group	41,517	4.75% ***
__________________
Footnotes Concerning Beneficial Ownership of Stock
* Less than one percent.
**	Ms. Smalls is also a Director; see listing above.
***	Calculated by adding the Common Stock owned plus exercisable options and dividing by the actual number of shares outstanding on March 2, 2007, plus the shares subject to the exercisable option.

(9)
Stock ownership information is given as of March 2, 2007, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 2. 2007. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

(10)
The number of shares “beneficially owned” in each case includes, when applicable, shares owned beneficially, directly or indirectly, by the spouse or minor children of the director, and shares owned by any other relatives of the director residing with the director. None of the directors holds title to any shares of UBS of record that such director does not own beneficially.

(11)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

(12)	None of the common stock of directors and executive officers are pledged to secure a debt.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2006 All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

All of the members of the Board of Directors of UBS and the Bank ,except Ms. Smalls, are independent and meet the requirements for independence of the NASDAQ Stock market.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2006	2005

Audit Fees	$93,274	$86,703
Audit-related fees	-	-
Tax fees	10,794	8,304
All other fees	-	-
Total fees	$104,068	$95,007

Services Provided by McGladrey and Pullen, LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey and Pullen, LLP in 2006 and 2005 for the audit, including an audit of consolidated financial statements reporting, and review of consolidated financial statements included in our Form 10-Q and Form 10-K filings.

2)
Tax Fees—These are fees for professional services performed by RSM McGladrey, Inc. (an independent company associated with McGladrey and Pullen, LLP through an alternative practice structure) with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

Our Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of McGladrey and Pullen, LLP and determined that to be the case.

Pre-approval of Services

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:	Page

1. Financial Reports of United Bancshares, Inc.

Report of Independent Registered Public Accounting Firm.	50

Consolidated Balance Sheets at December 31, 2006 and 2005.	51
Consolidated Statements of Operations for the three years ended December 31, 2006.	52

Consolidated Statements of Changes in Shareholders’ Equity for the three years ended
December 31, 2006.	53

Consolidated Statements of Cash Flows for the three years ended December 31, 2006.	54

Notes to Consolidated Financial Statements	55

2. Financial Statement Schedules

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number    Item

(3(i))   Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))  Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)  Material Contracts
a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)

e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Long Term Incentive Compensation Plan (Incorporated by reference to Registrant’s 1992 Form 10)
g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
h)	Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA(Incorporated by reference to Registrant’s 2005 Form 10-K)
i)	Lease for branch office located at 1520 North Broad Street is attached hereto as Exhibit (10)j.
j)	Terrence Barclift’s Employment Agreement, dated October 2, 2006, is attached hereto as Exhibit (10)k.

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)  Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.
(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

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

(99)  Supplemental Information
        (A) The Annual Report to Shareholders and Proxy material will be furnished after the filing of Form 10-K. Copies of these materials will be submitted to the Commission when they are sent to the shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED BANCSHARES, INC.	DATE

/s/ Evelyn F. Smalls	April 5, 2007
Evelyn F. Smalls, President & CEO, Director

/s/ Brenda M. Hudson-Nelson	April 5, 2007
Brenda M. Hudson-Nelson, EVP, CFO

/s/ L. Armstead Edwards	April 5, 2007
L. Armstead Edwards, Chairman, Director

/s/ Marionette Y. Wilson(Frazier)	April 5, 2007
Marionette Y. Wilson(Frazier), Secretary, Director

/s/ William B. Moore	April 5, 2007
William B. Moore, Secretary, Vice Chairman, Director

/s/ Bernard E. Anderson	April 5, 2007
Bernard E. Anderson, Director

/s/ David R. Bright	April 5, 2007
David R. Bright, Director

/s/ Joseph T. Drennan	April 5, 2007
Joseph T. Drennan, Treasurer, Director

/s/ Ashan M. Nasratullah	April 5, 2007
Ashan M. Nasratullah, Director

/s/ Ernest L. Wright	April 5, 2007
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
United Bancshares, Inc.
Philadelphia, Pennsylvania

We have audited the consolidated balance sheets of United Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 United Bancshares, Inc. adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
April 4, 2007

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets	2006	2005

Cash and due from banks	$3,179,239	$3,657,763
Interest-bearing deposits with banks	281,920	290,030
Federal funds sold	9,158,000	5,292,000
Cash and cash equivalents	12,619,159	9,239,793

Investment securities:
Available-for-sale, at fair market value	3,349,606	3,627,425
Held-to-maturity, at amortized cost (fair market value of $12,683,809
and $9,906,420 in 2006 and 2005, respectively)	12,804,351	10,078,441

Loans, net of unearned discount of $5,204 and $21,781 in 2006
and 2005, respectively	42,518,151	46,422,378

Less allowance for loan losses	(561,409)	(472,198)
Net loans	41,956,742	45,950,180

Bank premises and equipment, net	1,099,524	1,038,081
Accrued interest receivable	422,216	336,466
Other real estate owned	-	164,500
Intangible assets	1,204,202	1,382,279
Prepaid expenses and other assets	479,959	392,564
Total assets	$73,935,759	$72,209,729

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,082,940	$14,469,063
Demand deposits, interest-bearing	10,585,080	9,788,131
Savings deposits	18,056,849	16,396,073
Time deposits, under $100,000	8,885,199	9,665,743
Time deposits, $100,000 and over	13,313,571	13,004,506
Total deposits	64,923,639	63,323,516
Accrued interest payable	132,785	150,777
Accrued expenses and other liabilities	254,906	243,657
Total liabilities	65,311,330	63,717,950

Commitments and Contingencies (Notes 6, 10, 14 and 15)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value,
500,000 shares authorized; 136,842 issued; 6,308 shares held in treasury	1,368	1,368
Common stock, $0.01 par value; 1,750,000 shares authorized;
876,921 issued	8,769	8,769
Class B Non-voting Common Stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares of common stock, at cost	-	-
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,118,867)	(6,237,557)
Accumulated other comprehensive loss	(18,610)	(32,570)
Total shareholders’ equity	8,624,429	8,491,779
Total liabilities and shareholders’ equity	$73,935,759	$72,209,729

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2006	2005	2004
Interest income:
Interest and fees on loans	$3,625,617	$3,428,778	$3,008,532
Interest on investment securities	577,224	537,077	560,255
Interest on federal funds sold	357,080	180,258	86,935
Interest on time deposits with other banks	7,843	9,717	30,087

Total interest income	4,567,764	4,155,830	3,685,809
Interest expense:
Interest on time deposits	696,901	462,910	294,863
Interest on demand deposits	111,128	64,224	48,602
Interest on savings deposits	137,958	57,940	62,464
Total interest expense	945,987	585,074	405,929
Net interest income	3,621,777	3,570,756	3,279,880
Provision for loan losses	137,000	558,000	45,000
Net interest income after provision for loan losses	3,484,777	3,012,756	3,234,880
Noninterest income:
Gain on sale of loans	10,656	33,679	6,299
Customer service fees	603,259	681,919	852,806
ATM Fee Income	517,302	570,274	597,965
Loan Syndication Fee Income	150,000	202,171	178,802
Gain on sale of investments	-	-	31,115
Gain on sale of fixed assets	-	-	1,874,203
Other income	133,285	94,011	113,837
Total noninterest income	1,414,502	1,582,054	3,655,027

Noninterest expense:
Salaries, wages and employee benefits	1,746,539	1,830,572	1,935,421
Occupancy and equipment	993,397	994,690	1,102,627
Office operations and supplies	309,268	345,265	411,920
Marketing and public relations	115,756	100,421	82,652
Professional services	290,687	265,487	239,050
Data processing	421,699	407,324	562,655
Deposit insurance assessments	110,687	113,144	72,238
Other operating	792,556	807,324	836,822
Total noninterest expense	4,780,589	4,864,227	5,243,385
Net income (loss) before income taxes	$118,690	$(269,417)	$1,646,522
Provision for income taxes	-	-	-
Net income (loss)	$118,690	$(269,417)	$1,646,522
Net income (loss) per common share—basic	$0.11	$(0.25)	$1.54
Net income (loss) per common share—diluted	$0.11	$(0.25)	$1.54
Weighted average number of common shares	1,068,588	1,068,588	1,068,588

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

	Series A Preferred Stock		Common Stock		Additional paid-in	Accumulated		Accumulated other comprehensive income	Total shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit		(loss)	equity	income (loss)

Balance at December 31, 2003	136,842	$1,368	1,068,588	$10,686	$14,749,852		$(7,614,662)	87,649	$7,234,893

Unrealized losses on investment
securities								(70,087)	(70,087)	$(70,087)

Net income							1,646,522		1,646,522	1,646,522

Total comprehensive income										$1,576,435

Balance at December 31, 2004	136,842	$1,368	1,068,588	$10,686	$14,749,852	$	(5,968,140)	$17,562	$8,811,328

Unrealized losses on investment
securities								(50,132)	(50,132)	$(50,132)
Net loss							(269,417)		(269,417)	(269,417)

Total comprehensive loss										$(319,549)

Balance at December 31, 2005	136,842	$1,368	1,068,588	$10,686	$14,749,852	$	(6,237,557)	$(32,570)	$8,491,779

Unrealized gains on investment securities								13,960	13,960	$13,960

Net income							118,690		118,690	118,690

Total comprehensive income										$132,650

Balance at December 31, 2006	136,842	$1,368	1,068,588	$10,686	$14,749,852		$(6,118,867)	$(18,610)	$8,624,429

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$118,690	$(269,417)	$1,646,522
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	137,000	558,000	45,000
Gain on sale of loans	(10,656)	(33,679)	(6,299)
Gain on sale of fixed assets	-	-	(1,874,203)
Gain on sale of investment securities	-	-	(31,115)
Depreciation and amortization	447,189	480,976	610,440
(Increase) decrease in accrued interest receivable and
other assets	(173,145)	(211,387)	505,173
Increase (decrease) in accrued interest payable and
other liabilities	6,742	77,082	(48,299)
Net cash provided by operating activities	525,821	601,575	847,219
Cash flows from investing activities:
Purchase of available-for-sale investments	(503,125)	-	(496,421)
Purchase of held-to-maturity investments	(5,116,828)	(4,762,327)	(3,986,354)
Proceeds from maturity and principal reductions of
available-for-sale investments	833,197	1,084,929	3,774,398
Proceeds from maturity and principal reductions of
held-to-maturity investments	2,380,686	3,440,765	1,917,765
Proceeds from sale of investments available-for-sale	-	-	786,526
Proceeds from the sale of fixed assets	-	-	3,283,536
Proceeds from sale of student loans	568,166	1,806,173	-
Net decrease (increase) in loans	3,277,616	(1,771,882)	161,493
Purchase of premises and equipment	(196,945)	(244,306)	(102,935)

Net cash provided by (used in) investing activities	1,253,123	(446,648)	5,338,008
Cash flows from financing activities:
Net increase (decrease) in deposits	1,600,123	151,297	(3,944,604)
Net cash provided by (used in) financing activities	1,600,123	151,297	(3,944,604)
Net increase in cash and cash equivalents	3,379,366	306,224	2,240,623
Cash and cash equivalents at beginning of year	9,239,793	8,933,569	6,692,946
Cash and cash equivalents at end of year	$12,619,159	$9,239,793	$8,933,569
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$963,979	$512,493	$405,508

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders’ equity net of related income tax effects.

Gains and losses on the sale of available-for-sale securities are determined by the specific identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Securities classified as available for sale or held to maturity are considered to be impaired when a decline in the fair value is judged to be other-than temporary. The Bank evaluates the securities for the other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The Bank employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Bank evaluates, among other factors, the magnitude and duration of the decline in fair value; for equity and debt securities the financial health of and business outlook of the issuer; the performance of the underlying assets in interests in securitized assets; and the Bank’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in investment income and a new cost basis in the investment is established.

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

        1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans

The Bank has both the positive intent and ability to hold the majority of its loans to maturity. These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses. Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount. It is the Bank’s policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management’s judgment, the collection of principal and interest is reasonably anticipated or adequate collateral exists. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management’s judgment as to collectibility of principal. When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as nonperforming.

Unearned discount is amortized over the weighted average maturity of the mortgage loan portfolio. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield. The Bank is amortizing these amounts over the contractual life of the loan.

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

Loans held-for-sale are carried at the lower of aggregate cost or market value

Allowance for Loan Losses

The allowance for loan losses related to “impaired loans” is based on the discounted cash flows using the impaired loans’ initial effective interest rate as the discount rate, or the fair value of the collateral for collateral-dependent loans. A loan is impaired when it meets the criteria to be placed on nonaccrual status. Loans that are evaluated for impairment are assessed on a loan-by-loan basis and include only commercial nonaccrual loans. Large groups of smaller, homogeneous loans, such as credit cards, student loans, residential mortgages, and other student loans, are evaluated collectively for impairment.

(Continued)

 UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

        1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses in the portfolio. The allowance is increased by provisions charged to operating expenses and reduced by charge-offs net of recoveries. Management’s determination of the adequacy of the allowance is based on continuous credit reviews of the loan portfolio, consideration of the current economic conditions, review of specific problem loans, and other relevant factors. This evaluation is subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. However, actual losses on specific loans, which are encompassed in the analysis, may vary from estimated losses. The allowance is an accounting estimate subject to short-term changes based on the outcome of periodic analysis.

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

Stock-based Compensation

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the years ended December 31, 2006, 2005and 2004 as no options were granted under the Plan during these periods. All options were fully vested at December 31, 2006.

At December 31, 2006, the Company had one stock-based employee compensation plan which is more fully described in Note 12. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees and related interpretations.

The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded, to the former chief executive officer. Those options remain outstanding at December 31, 2006.

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

        1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Financial Instruments

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

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

Loans: The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated pre-payments and amortizations. Prepayments and discount rates were based on current marketplace estimates and pricing. Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve. The carrying amount of accrued interest receivable approximates fair market value.

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

December 31, 2006, 2005, and 2004

        1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

        Intangible Assets

       On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million. As a result of the acquisition, the Bank recorded a core deposit intangible of $2,449,488. The core deposit intangible is being amortized over 14 years.

	2006	2005

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(1,245,286)	(1,067,209)
	$1,204,202	$1,382,279

Amortization of the intangible totaled $178,078 for each of the years ended December 31, 2006, 2005, 2004. The amortization of the intangible is projected to be $178,078 for each of the next five years.

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

Management’s Use of Estimates

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

Segments

SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. It also establishes standards for related

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

        1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

disclosures about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether that information is used in making operating decisions.

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2006 presentation.

Comprehensive Income

Comprehensive income includes net income as well as certain other items that result in a change to equity during the period. The components of other comprehensive income (loss) are as follows:

	December 31, 2006
	Before tax amount	Tax (expense)	Net of tax amount
Unrealized gains on securities Unrealized holding gains arising during period	$20,836	$(6,876)	$13,960
Less: reclassification adjustment for gains
realized in net income	-	-	-

Other comprehensive income, net	$20,836	$(6,876)	$13,960

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	December 31, 2005
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(75,958)	$25,826	$(50,132)
Less: reclassification adjustment for gains
realized in net income	-	-	-

Other comprehensive income(loss), net	$(75,958)	$25,826	$(50,132)

	December 31, 2004
	Before tax amount	Tax benefit (expense)	Net of tax amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(74,015)	$24,776	$(49,240)
Less: reclassification adjustment for gains
realized in net income	31,115	(10,267)	20,847

Other comprehensive income(loss), net	$(105,130)	$35,043	$(70,087)

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS 133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to re-measurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  The statement amends SFAS no. 140 by  (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact that the adoption of this interpretation will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this interpretation will have a material impact on its financial position, results of operation and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In February 2007 the FASB issued FAS No. 159 - “The Fair Value Option for Financial Assets and Liabilities including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions.  FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is available subject to certain conditions. The Corporation did not early adopt FAS 159, and has not yet determined whether this statement will have a material impact on its consolidated financial statements upon adoption.

2.	REGULATORY AGREEMENT

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter. As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included: increasing profitability, consolidating branches, and soliciting new and additional sources of capital. At December 31, 2006 and 2005, the Bank’s tier one leverage ratio was 9.93% and 9.47%, respectively.

Management believes that the Bank is substantially in compliance with the Agreement’s terms and conditions. Management continues to address all matters outlined in the Agreement. Failure to comply could result in additional regulatory supervision and/or actions.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

3. CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2006.

 4. INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2006 and 2005 are as follows:

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities	$2,997,170	$14,335	$(42,111)	$2,969,394
Investments in mutual funds	117,662			117,662
Other investments	262,550			262,550
	$3,377,382	$14,335	$ (42,111)	$3,349,606

Held-to-maturity:
U.S.Government agency securities	$9,247,342	$2,425	$(95,430)	$9,154,337
Mortgage-backed securities	3,557,009	19,725	(47,262)	3,529,472
	$12,804,351	$22,150	$(142,692)	$12,683,809

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Available-for-sale:
U.S.Government agency securities	$250,000	$	$(3,515)	$246,485
Mortgage-backed securities	3,085,436	18,348	(63,445)	3,040,339
Total debt securities	3,335,436	18,348	(66,960)	3,286,824
Investments in mutual funds	112,151			112,151
Other investments	228,450			228,450
	$3,676,037	$18,348	$(66,960)	$3,627,425

Held-to-maturity:
U.S.Government agency securities	$6,997,720	$235	$(133,292)	$6,864,663
Mortgage-backed securities	3,080,721	23,875	(62,839)	3,041,757
	$10,078,44	$24,110	$(196,131)	$9,906,420

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

4. INVESTMENTS--Continued

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2006 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	losses	value	losses	value	losses

U.S. Government
agency securities	16	$3,246	$(2)	$4,405	$(93)	$7,651	$	(95)

Mortgage backed
securities	19	395	(1)	3,149	(88)	3,544		(89)
Total temporarily
impaired investment
securities	35	$3,641	$(3)	$7,554	$(181)	$11,195	$	(184)

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2005 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	losses	value	losses	value	losses

U.S. Government
agency securities	17	$1,723	$(25)	$2,569	$(172)	$4,555	$(197)

Mortgage backed
securities	20	970	(12)	7,441	(54)	8,411	(66)

Total temporarily
impaired investment
securities	37	$2,693	$(37)	$10,010	$(226)	$12,966	$(263)

Management does not believe any individual unrealized loss as of December 31, 2006 and 2005 represents other-than-temporary impairment. The unrealized losses on these securities are caused by the changes in general market interest rates. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. The Company believes it will collect all amounts contractually due on these securities as they are backed by the full faith and credit of the U.S. Government or are guaranteed by an agency of the U.S. Government. The Company has the ability and the intent to hold these securities until market price recovery or maturity.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

4.	INVESTMENTS- Continued

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2006 were as follows. Expected maturities may differ from contractual maturities.

	Amortized	Market
	cost	value
Available-for-sale:
Due after one month through three years	$-	$-
Due after three year through five years	-	-
Due after five years through fifteen years	-	-
Mortgage-backed securities	2,997,170	2,969,394

Total debt securities	2,997,170	2,969,394
Investments in mutual funds	117,662	117,662
Other investments	262,550	262,550
	$3,377,382	$3,349,606

Held-to-maturity:
Due in one month through three years	$5,747,342	$5,703,084
Due after three years through five years	3,250,000	3,201,253
Due after five years through fifteen years	250,000	250,000
Mortgage-backed securities	3,557,009	3,529,472

	$12,804,351	$12,683,809
No securities were sold during 2006 and 2005. The Bank recorded a gross gain of $31,115 on the sale of investments during the year ended December 31, 2004.

As of December 31, 2006 and 2005, investment securities with a book value of $10,769,296 and $11,780,583, were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	2006	2005

Commercial loans	$32,339,517	$32,985,265
Residential mortgages	5,551,098	7,545,858
Consumer loans	4,627,536	5,891,256
Total loans	42,518,151	46,422,378
Less allowance for loan losses	(561,409)	(472,198)
Net loans	$41,956,742	$45,950,180

At December 31, 2006 and 2005, unamortized net deferred fees totaled $128,552 and $127,714, respectively.

As of December 31, 2006 and 2005, the Bank had loans to certain officers and directors and their affiliated interests

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

5. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

in aggregate dollar amounts of $1,023,076 and $856,473, respectively. During 2006, there were $212,176 in new loans to related parties and repayments amounted to $95,299. During 2005, there were $125,000 in new loans to related parties and repayments amounted to $258,000.

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

Details on the Bank’s non-performing loans are as follows:

	2006	2005	2004

Total non-accrual loans	$626,000	$683,000	$1,366,000
Total impaired loans	896,000	386,000	1,034,000
Average impaired loans	538,000	903,000	1,079,000
Specific allowance allocated to impaired loans	105,000	113,000	259,000

Non-accrual/impaired loans with SBA Guarantees	152,000	190,000	888,000
Interest recognized on impaired loans	76,000	37,000	-
Loans past due 90 days and still accruing	170,000	-	65,000

Changes in the allowance for possible loan losses are as follows:

	2006	2005	2004

Balance, beginning of year	$472,198	$602,939	$338,574
Provision	137,000	558,000	45,000
Charge-offs	(272,459)	(981,355)	(239,757)
Recoveries	224,670	292,614	459,122
Balance, end of year	$561,409	$472,198	$602,939

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy. At December 31, 2006, approximately 33% of the Bank’s commercial loan portfolio was concentrated in loans made to religious organizations.

6. BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	Estimated
	useful life	2006	2005

Buildings and leasehold improvements	10-15 years	$1,005,923	$853,066
Furniture and equipment	3- 7 years	1,236,978	1,068,223
		2,242,901	1,921,289
Less accumulated depreciation		(1,143,377)	(833,208)

		$1,099,524	$1,038,081

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

6.  BANK PREMISES AND EQUIPMENT-Continued

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2006, 2005, and 2004 was $387,144, $340,638, and $277,850. Future minimum lease payments under operating leases are as follows:

Operating leases
Year ending December 31,
2007	$316,808
2008	312,599
2009	266,389
2010	202,530
2011	202,784
Thereafter	727,132

Total minimum lease payments	$2,028,242

In April 2006, the Bank entered into a 10-year lease for a new Progress Plaza branch that is scheduled to be constructed by the Fall of 2007. The lease requires annual rental payments of $60,000 for Year 1, $62,500 for Years 2-5, and $71,250 for Years 5-10. This transaction is not reflected in the Bank’s long-term rental obligations noted above as the lease will commence upon completion and occupancy of the new branch. The Bank currently leases the branch it occupies at Progress Plaza on a month-to-month basis.

7.  DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits (certificates of deposit) are as follows (dollars in thousands):

2007	$20,896
2008	718
2009	112
2010	104
2011	262
Thereafter	107

8. BORROWINGS	$22,199

At December 31, 2006, the Bank has a borrowing arrangement with one of its correspondent banks that includes a Federal Funds line of credit totaling $2 million. Borrowings under this agreement have interest rates that fluctuate based on market conditions. In addition, the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank. As of December 31, 2006 and 2005, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2006, the Bank has net operating loss carryforwards of approximately $4,718,000 for income tax purposes that expire in 2011 through 2025.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

9.	INCOME TAXES - Continued

purposes, a valuation allowance of $2,171,780 and $2,228,388 as of December 31, 2006 and 2005, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carryforwards. Significant components of the Bank’s deferred tax assets are as follows:

	2006	2005

Deferred tax assets(liabilities):
Provision for loan losses	$9,224	$(13,058)
Unrealized (gains) losses on investment securities	43,444	16,528
Depreciation	424,521	435,472
Net operating loss carryforwards	1,600,303	1,634,822
Other	90,269	154,623
Valuation allowance for deferred tax assets	(2,171,782)	(2,228,388)

Net deferred tax assets	$-	$-

	2006	2005

Effective rate reconciliation:
Tax at statutory rate(34%)	$40,355	$(91,601)
Nondeductible expenses	5,741	4,513
(Decrease)Increase in valuation allowance	(58,807)	298,326
Other	10,511	(211,238)
Total tax expense	$-	$-

10. FINANCIAL INSTRUMENT COMMITMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Both arrangements have credit risk essentially the same as that involved in extending loans and are subject to the Bank’s normal credit policies. Collateral may be obtained based on management’s assessment of the customer. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments is represented by the contractual amount of those instruments.

Summaries of the Bank’s financial instrument commitments are as follows:

	2006	2005

Commitments to extend credit	$12,995,600	$12,727,370

Outstanding letters of credit	-	10,000

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

December 31, 2006, 2005, and 2004

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

	2006		2005
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,619	$12,619	$9,240	$9,240
Investment securities	16,154	16,032	13,705	13,533
Loans, net of allowance for loan losses	41,957	41,795	45,950	45,998
Interest receivable	422	422	336	336
Liabilities:
Demand deposits	24,688	24,688	24,257	24,257
Savings deposits	18,057	18,057	16,396	16,396
Time deposits	22,199	22,199	22,670	22,670
Interest Payable	133	133	150	150

12.  EMPLOYEE COMPENSATION

In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years. In October 2006, the Bank entered into a two year employment agreement with its senior lending officer covering similar terms. These agreements provide for guaranteed minimum annual compensation over the term of the contracts. A summary of the status of the Bank’s stock options as of December 31, 2006 and 2005 and the changes during the years ended on those dates is as presented below:

	2006		2005
	# Shares of UnderlyingOptions	Exercise Price	# Shares of UnderlyingOptions	Exercise Price
Outstanding at the beginning of the period	29,694	$8.54	29,694	$8.54
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at the end of the period	29,694	$8.54	29,694	$8.54
Exercisable at the end of the period	29,694	$8.54	29,694	$8.54

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividends declared; expected volatility of 20%; a risk-free interest rate of 4.7%, and expected life of 10 years

In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank’s stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant. Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer. The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted. Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant. However, no option may be exercised within one year from the date of grant. In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer. Those options remain outstanding at December 31, 2006 and have no intrinsic value as of that date. These options expire in 2008. There are 70,306 additional shares authorized under the Plan.

The Company made no stock-based compensation awards to any employee during 2006, 2005, and 2004.

13. CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005
Assets:
Due from banks (subsidiary)	$289	$289
Investment in United Bank of Philadelphia	8,335	8,202
Total assets	8,624	$8,491
Shareholders’ equity:
Series A preferred stock	$1	$1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(6,119)	(6,238)
Net unrealized holding gains on securities available-for-sale	(19)	(33)
Total shareholders’ equity	$8,624	$8,491

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Equity in net (loss) income of subsidiary	$119	$(269)	$1,646
Net (loss) income	$119	$(269)	$1,646

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

13.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY--Continued
Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$119	$(269)	$1,646
Equity in net income (loss) of subsidiary	(119)	269	(1,646)
Net cash provided by operating activities	-	-	-
Cash and cash equivalents at beginning of year	289	289	289
Cash and cash equivalents at end of year	$289	$289	$289

14.  REGULATORY MATTERS

The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank’s service area. As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements. Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution’s net assets. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) for capital adequacy purposes to risk-weighted assets (as defined).

 The most recent notification from the Federal Reserve Bank categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. By typical regulatory guidelines the Bank is considered “well” capitalized, however, because it is operating with a Written Agreement, it is only considered to be “adequately” capitalized. The Bank’s growth and other operating factors may have an adverse effect on its capital ratios.(Also see Note 2. REGULATORY AGREEMENT)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

14. REGULATORY MATTERS--Continued

The Bank’s actual capital amounts and ratios are as follows:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk-
weighted assets:
Consolidated	$7,995	17.98%	$3,580	8.00%	N/A
Bank	7,706	17.33	3,557	8.00%	$4,446	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	7,439	16.73	1,790	4.00%	N/A
Bank	7,150	16.08	1,779	4.00%	$2,668	6.00%
Tier I capital to average assets:
Consolidated	7,439	10.33	2,892	4.00%	N/A
Bank	7,150	9.93	2,880	4.00%	$3,600	5.00%
As of December 31, 2005:
Total capital to risk-
weighted assets:
Consolidated	$7,581	17.03%	$3,583	8.00%	N/A
Bank	7,292	16.39	3,560	8.00	$4,450	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	7,109	15.97	1,792	4.00	N/A
Bank	6,820	15.32	1,780	4.00	$2,670	6.00
Tier I capital to average assets:
Consolidated	7,109	9.87	2,891	4.00	N/A
Bank	6,820	9.47	2,880	4.00	$3,600	5.00

Under the framework, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators. Historically, the Bank has not accepted brokered deposits and management believes this restriction does not significantly limit the Bank’s ability to attract deposits and maintain adequate liquidity.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

16. EARNINGS PER SHARE COMPUTATION

	Year ended December 31, 2006
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$118,690
Basic EPS
Income available to common stockholders	$118,690	1,068,588	$0.11
Fully Diluted EPS
Income available to common stockholders…………	$118,690	1,068,588	$0.11

	Year ended December 31, 2005
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(269,417)
Basic and fully diluted EPS
Loss available to common stockholders	$(269,417)	1,068,588	$(0.25)

	Year ended December 31, 2004
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$1,646,522
Basic EPS
Income available to common stockholders	$1,646,522	1,068,588	$1.54
Fully Diluted EPS
Income available to common stockholders	$1,646,522	1,068,588	$1.54

Options to purchase 29,694 shares of common stock are not included in the computation of diluted EPS for the years ended December 31, 2006 and December 31, 2004, noting that such inclusion would be anti-dilutive.

The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2006, 2005, and 2004

17. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2006 and 2005, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

(Dollars in thousands)
	2006
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$1,161	$1,169	$1,124	$1,113
Interest expense	272	255	224	195
Net interest income	889	914	900	918
Provision for loan losses	22	40	35	40
Net interest after provision for loan losses	867	874	865	878
Noninterest income	398	314	357	345
Noninterest expense	1,232	1,179	1,216	1,153
Net income	$33	$9	$6	$70
Basic earnings per common share	$0.03	$0.01	$0.01	$0.06
Diluted earnings per common share	$0.03	$0.01	$0.01	$0.06

	2005
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$1,063	$1,075	$1,031	$986
Interest expense	183	157	130	115
Net interest income	880	918	901	871
Provision for loan losses	398	50	70	40
Net interest after provisions for loan losses	482	868	831	831
Noninterest income	390	362	416	414
Noninterest expense	1,239	1,193	1,197	1,234
Net (loss) income	$(367)	$37	$50	$11
Basic earnings (loss) per common share	$(0.34)	$0.03	$0.05	$0.01
Diluted earnings (loss) per common share	$(0.34)	$0.03	$0.05	$0.01

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006

UNITED BANCSHARES, INC.

EXHIBITS