Form 10-Q
period 2007-03-31
UNITED BANCSHARES INC /PA
filed 2007-05-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998. This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights. Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock. There is no market for the Common Stock. As of May 1, 2007 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting). There are 33,500 shares of Common Stock held in treasury stock at May 1, 2007.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of May 1, 2007.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
 Unaudited
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$3,100,311	$3,179,239
Interest bearing deposits with banks	283,689	281,920
Federal funds sold	18,088,000	9,158,000
Cash & cash equivalents	21,472,000	12,619,159

Investment securities:
Held-to-maturity, at amortized cost (fair value of $11,974,784	12,073,049	12,804,351
and $12,683,809 at March 31, 2007 and December 31, 2006, respectively)
Available-for-sale, at market value	3,711,036	3,349,606

Loans , net of unearned discount	41,236,606	42,518,151
Less: allowance for loan losses	(580,962)	(561,409)
Net loans	40,655,644	41,956,742

Bank premises & equipment, net	1,052,762	1,099,524
Accrued interest receivable	364,570	422,216
Core deposit intangible	1,159,682	1,204,202
Prepaid expenses and other assets	391,797	479,959
Total Assets	80,880,540	73,935,759

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	13,024,475	14,082,940
Demand deposits, interest bearing	9,714,016	10,585,080
Savings deposits	27,102,740	18,056,849
Time deposits, $100,000 and over	13,074,569	13,313,571
Time deposits	8,826,315	8,885,199
	71,742,115	64,923,639

Accrued interest payable	147,217	132,785
Accrued expenses and other liabilities	336,923	254,907
Total Liabilities	72,226,255	65,311,331

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,432	1,432
500,000 shares authorized., 136,842 issued and 6,308 held in treasury
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares, at cost
Additional-paid-in-capital	14,749,788	14,749,788
Accumulated deficit	(6,092,561)	(6,118,868)
Net unrealized loss on available-for-sale securities	(15,060)	(18,610)
Total Shareholders' equity	8,654,285	8,624,428
	80,880,540	73,935,759
See Accompanying Notes

Consolidated Statements of Operations
 Unaudited
	Quarter ended	Quarter ended
	March 31,	March 31,
	2007	2006
Interest Income:
Interest and fees on loans	848,367	920,624
Interest on investment securities	186,042	136,876
Interest on Federal Funds sold	132,491	55,123
Interest on time deposits with other banks	3,930	711
Total interest income	1,170,830	1,113,334

Interest Expense:
Interest on time deposits	190,145	152,592
Interest on demand deposits	33,633	23,869
Interest on savings deposits	55,777	18,593
Total interest expense	279,555	195,054

Net interest income	891,275	918,280

Provision for loan losses	10,000	40,000
Net interest income less provision for
loan losses	881,275	878,280

Noninterest income:
Customer service fees	141,118	148,148
ATM activity fees	115,996	139,532
Loan Syndication Fees	0	20,000
Other income	23,636	37,458
Total noninterest income	280,750	345,138

Non-interest expense
Salaries, wages, and employee benefits	407,563	399,760
Occupancy and equipment	251,253	247,683
Office operations and supplies	71,820	77,905
Marketing and public relations	21,059	19,930
Professional services	60,174	79,811
Data processing	112,777	102,252
Deposit insurance assessments	36,093	28,081
Other noninterest expense	174,979	197,040
Total non-interest expense	1,135,718	1,152,462

Net income	$26,307	$70,956

Earnings per share-basic	$0.02	$0.06
Earnings per share-diluted	$0.02	$0.06

Weighted average number of shares	1,098,588	1,098,588
See Accompanying Notes

Consolidated Statements of Cash Flows
(unaudited)

	Three Months ended	Three Months ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities
Net income	26,307	70,955
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	10,000	40,000
Depreciation and amortization	118,694	111,174
Decrease(Increase) in accrued interest receivable and other assets	145,808	(81,877)
Increase in accrued interest payable and other liabilites	96,448	23,158
Net cash provided by operating activities	397,257	163,410

Cash flows from investing activities
Purchase of investments-Available-for-Sale	(422,593)	0
Purchase of investments-Held-to-Maturity	(2,741,553)	0
Proceeds from maturity & principal reductions of investments-Available-for-Sale	150,313	140,667
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	3,478,175	1,202,907
Net (increase) decrease in loans	1,291,098	(500,009)
Purchase of premises and equipment	(118,333)	(114,450)
Net cash provided by investing activities	1,637,108	729,115

Cash flows from financing activities
Net increase (decrease) in deposits	6,818,476	(748,816)
Net cash provided by (used in) financing activities	6,818,476	(748,816)

Increase in cash and cash equivalents	8,852,841	143,709

Cash and cash equivalents at beginning of period	12,619,159	9,239,793

Cash and cash equivalents at end of period	21,472,000	9,383,502

Supplemental disclosures of cash flow information
Cash paid during the period for interest	293,987	161,678

See Accompanying Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2006 when reviewing this Form 10-Q. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2007 and December 31, 2006 and the consolidated results of its operations for the three month periods ended March 31, 2007 and 2006, and its consolidated cash flows for the three month periods ended March 31, 2007 and 2006.

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

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the three months ended March 31, 2007 and 2006 as no options were granted under the Plan during these periods. All options were fully vested at December 31, 2006 and remain outstanding at March 31, 2007.

A summary of the status of the Bank’s stock options as of March 31, 2007 and 2006 and the changes during the three months ended on those dates is as presented below:

	2007		2006
	# Shares of UnderlyingOptions	Exercise Price	# Shares of UnderlyingOptions	Exercise Price
Outstanding at the beginning of the period	29,694	$ 8.54	29,694	$ 8.54
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at the end of the period	29,694	$ 8.54	29,694	$ 8.54
Exercisable at the end of the period	29,694	$8.54	29,694	$ 8.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividends declared; expected volatility of 20%; a risk-free interest rate of 4.7%, and expected life of 10 years.

3. Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes. The Company’s total comprehensive income for the three months ended March 31, 2007 and 2006 was $39,857 and $76,731, respectively. The difference between the Company’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4. Net Income Per Share

The calculation of net income per share follows:
Three Months Ended March 31,

	2007	2006
Basic:
Net income available to shareholders	$26,307	$70,956
Average common shares outstanding-basic	1,098,588	1,098,588
Net income per share-basic	$0.02	$0.06
Fully Diluted:
Average common shares-fully diluted	1,098,588	1,098,588
Net income per share-fully diluted	$0.02	$0.06

Options to purchase 29,694 shares of common stock are not included in the computation of diluted EPS noting that such inclusion would be anti-dilutive. The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

5. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109. FIN No. 48 was effective for the Company as of January 1, 2007. The

Company’s adoption of FIN No. 48 did not have a material impact on its financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

6. Critical Accounting Policies

Allowance for Loan Losses

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

(Dollars in thousands)	Three months ended March 31, 2007	Three months ended March 31, 2006

Balance at January 1, 2007	$561	$472
Charge-offs:
Commercial loans	-	(62)
Consumer loans	(46)	(71)
Total charge-offs	(46)	(133)
Recoveries	56	76
Net(charge-offs)recoveries	10	(57)
Additions charged to operations	10	40
Balance at March 31	$581	$455

Incomes Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2007	Quarter ended March 31, 2006
Net interest income	$891	$918
Provision for loan losses	10	40
Noninterest income	281	345
Noninterest expense	1,136	1,152
Net income	26	71
Earnings per share-basic and diluted	$0.02	$0.06

Balance sheet totals:	March 31, 2007	December 31, 2006
Total assets	$80,881	$73,936
Loans, net	$40,656	$41,957
Investment securities	$15,784	$16,154
Deposits	$71,742	$64,924
Shareholders' equity	$8,654	$8,624

Ratios:	Quarter ended March 31, 2007	Quarter ended March 31, 2006
Return on assets	0.04%	0.39%
Return on equity	0.35%	0.85%
Tangible Equity to assets ratio	9.99%	9.86%

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends
	March 31, 2007			December 31, 2006
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,795	($2,313)	(5.24)%	$44,108
Investment securities
Held-to-maturity	12,410	1,882	17.88	10,528
Available-for-sale	3,291	110	3.46	3,181
Federal funds sold	10,275	1,310	14.61	8,965
Balances with other banks	282	1	0.36	281
Total uses	$68,053	$990	1.48%	$67,063
Funding sources:
Demand deposits
Noninterest-bearing	$13,286	$374	2.90%	$12,912
Interest-bearing	9,524	(857)	(8.26)	10,381
Savings deposits	19,255	656	3.53	18,599
Time deposits	22,066	(56)	(0.25)	22,122
Total sources	$64,131	$117	0.18%	$64,014

Loans

Average loans decreased $2.3 million, or 5.24%, during the quarter ended March 31, 2007 primarily as a result of $1.4 million in prepayments in the Bank’s commercial loan portfolio. These prepayments were primarily related to loan participations with other financial institutions. Because the Bank does not have a direct relationship with these loan customers, payoffs are often unexpectedly received. Although the Bank’s direct loan originations are increasing, participations with other financial institutions are utilized as a low cost means to build the Bank’s earning assets while it continues to enhance its own business development capacity. At March 31, 2007, the commercial loan pipeline totaled $7 million of which $4 million should be funded during the second quarter of 2007.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $31.1 million, or 75.54%, of total loans at March 31, 2007. Approximately $20 million of these loans are secured by commercial real estate. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate 34% of the commercial portfolio. Management actively monitors this concentration to minimize potential credit risk.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. The allowance for loan losses as a percentage of total loans was 1.41% at March 31, 2007 compared to 1.31% at December 31, 2006. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis. This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	Three months ended March 31, 2007	Year ended December 31, 2006
Allowance for loan losses	$581	$561
Total classified loans	$2,715	$2,672
Allowance for loan losses as a percentage of:
Total Loans	1.41%	1.31%
Total nonperforming loans	83%	90%
Net recoveries (charge-offs) as a percentage of average loans (year-to-date)	0.02%	(0.10%)

The level of classified loans at March 31, 2007 remained relatively unchanged from December 31, 2006. Approximately $1.4 million of the classified loans consist of loans with a less severe classification rating of “Other Loans Especially Mentioned” for which management is actively working with borrowers to prevent further decline in credit quality. Much of the balance consists of loans that are deemed impaired. Reserves have been established to approximate the liquidation value of the collateral underlying these loans.

The allowance for loan losses covers 83% of total non-performing loans at March 31, 2007. Strong real estate collateral values as well as guarantees of the Small Business Administration (“SBA”) mitigate the risk of loss on these loans.

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

(Dollars in thousands)	March 31, 2007	December 31, 2006
Nonperforming loans:
Commercial	$514	$403
Installment	--	--
Residential Real Estate	184	223
Total	$698	$626

At March 31, 2007 non-accrual loans increased to $698 thousand from $626 thousand at December 31, 2006. One additional commercial loan totaling $130 thousand was placed on non-accrual status during the quarter. Management is aggressively working with these borrowers to develop acceptable repayment plans. Most of the loans classified as non-performing at March 31, 2007 either have guarantees of the Small Business Administration or have strong loan-to-values that help to minimize the risk of loss. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, increased on average by $3.3 million, or 14.56%, during the quarter ended March 31, 2007 from the quarter ending December 31, 2006 as a result of loan payoffs/paydowns that served to increase the level of federal funds sold. In addition, the Bank deployed $2.5 million of its liquidity in the purchase of callable agency securities and mortgage-backed securities with moderate and varying durations. This strategy was utilized to “lock in” yield at the current high interest rates while the Bank continues to build its loan origination pipeline.

The yield on the investment portfolio was 5.07% at March 31, 2007 compared to 4.48% one year ago. The increase in the yield is primarily a result of some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices repricing in a higher interest rate environment. In addition, the Bank had lower yielding callable agency securities totaling $750,000 mature during the quarter that were replaced with higher yielding securities. Management will continue to maintain a balanced portfolio with a relatively short duration to allow for adequate cash flow to fund projected loan originations and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2007, average deposits increased $117 thousand, or 0.18%, from the quarter ending December 31, 2006. The increase was primarily in savings account balances. The Bank has several large construction-related accounts for which projects were started and average balances increased. Balances in these accounts will continue to fluctuate widely as new projects are started, funded and completed. A very significant deposit of $8 million was made by one of the contractors near the end of the quarter ending March 31, 2007. However, by mid April 2007, these deposited funds were almost fully withdrawn.

The Bank began the implementation of remote deposit capture during the quarter ended March 31, 2007. This process will make it convenient for customers to make deposits with scanners without coming into the Bank’s branches and should result in increased deposit levels. The Bank has identified several existing customers for which it will conduct beta testing before a general roll out to the public.

While the Bank has $13 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 69%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

Commitments and Lines of Credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at March 31, 2007 are summarized below:

Commitments to extend credit	$14,458,000

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

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity. Approximately $7 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets. At March 31, 2007, the Bank had total short-term liquidity, including cash and federal funds sold, of $21.5 million, or 26.60% of total assets. As noted above in the Deposits discussion, $8 million of the liquid balances relate to a large short-term deposit that is not deemed core. Even without this deposit, the Bank’s liquidity ratios comfortably exceed minimum levels required by policy. In addition, the portion of the Bank’s investment portfolio classified as available-for-sale provides liquidity of approximately $3.1 million. However, a portion of these securities is used as collateral for governmental/quasi-governmental agencies and is therefore restricted from use to fund loans or to meet other liquidity requirements. The Bank also has contingent funding sources in the form of an unsecured line of credit with its correspondent bank as well as the Discount Window at the Federal Reserve.

 Capital Resources

Total shareholders' equity increased approximately $30 thousand compared to December 31, 2006 due to net income of $26 thousand during the three months ended March 31, 2007. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements. The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	March 31, 2007	December 31, 2006
Total Capital	$8,654	$8,624
Less: Intangible Assets and accumulated other comprehensive loss	(1,145)	(1,185)
Tier 1 Capital	7,509	7,439
Tier 2 Capital	549	556
Total Qualifying Capital	$8,058	$7,995
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$43,876	$44,464
Tier 1 Risk-Based Capital Ratio	17.11%	16.73%
Tier 2 Risk-Based Capital Ratio	18.36%	17.98%
Leverage Ratio	10.39%	10.33%

	Bank	Bank
Total Capital	$8,365	$8,335
Less: Intangible Assets and accumulated other comprehensive loss	(1,145)	(1,185)

Tier 1 Capital	7,220	7,150
Tier 2 Capital	549	556
Total Qualifying Capital	7,769	$7,706
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$43,876	$44,464
Tier 1 Risk-Based Capital Ratio	16.46%	16.08%
Tier 2 Risk-Based Capital Ratio	17.71%	17.33%
Leverage Ratio	9.99%	9.93%

Results of Operations

Summary
The Bank had net income of approximately $26 thousand ($0.02 per common share) for the quarter ended March 31, 2007 compared to a net income of $71 thousand ($0.06 per common share) for the quarter ended March 31, 2006. The decrease in income is primarily attributable to a decline in non-interest income. A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended March 31, 2007			Three months ended March 31, 2006
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,795	$848	8.12%	$47,327	$921	7.78%
Investment securities-HTM	12,410	143	4.61	9,050	98	4.33
Investments securities-AFS	3,291	43	5.23	3,277	39	4.76
Federal funds sold	10,275	133	5.18	4,945	55	4.46
Interest bearing balances with other banks	282	4	5.67	288	1	0.99
Total interest-earning assets	68,053	1,171	6.88	67,351	1,113	6.86
Interest-bearing liabilities
Demand deposits	9,524	34	1.43	9,328	24	1.02
Savings deposits	19,255	56	1.16	16,328	19	0.46
Time deposits	22,066	190	3.44	22,614	153	2.70
Total interest-bearing liabilities	64,131	280	2.20	48,270	195	1.62
Net interest earnings		$891			$918
Net yield on interest-earning assets			5.24%			5.66%

Net interest income declined $27 thousand, or 2.94%, for the quarter ended March 31, 2007 compared to March 31, 2006. In 2007, the yield on average earning assets remained relatively unchanged while the cost of interest-bearing liabilities increased 58 basis points. The increase in the Bank’s cost of funds was primarily because of an increase in rates paid on certificates of deposits as well as the introduction of the Bank’s premium savings product in March 2006 that has a minimum rate of 3.25%. Some of the Bank’s existing customers transferred deposit balances from lower rate savings accounts to the new premium product.

During the quarter ended March 31, 2007, an inverted Treasury yield curve continued to exist resulting in a significant level of margin compression for many banks. While the Bank experienced a 42 basis point margin compression, because the Bank’s deposit base includes many core checking and savings deposits that are not sensitive to rate changes, it was not as severe as other banks in its peer group. If successful, the Bank’s higher interest rate premium checking and savings products will increase the cost of funds resulting in a lower net interest margin but will result in higher net interest earnings because of the increased level of earning assets generated through deposit growth. Management continues to market these products through various media to drive deposit growth.

Provision for Loan Losses

The Bank made provisions totaling $10 thousand for the quarter ending March 31, 2007 compared to $40 thousand for the same quarter in 2006. The provisions made in 2007 were based on review and analysis of the Bank’s loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees. Noninterest income declined $64 thousand, or 18.66%, for the quarter ending March 31, 2007, compared to the same quarter in 2006.

Customer service fees declined by $7 thousand, or 4.75%, for the quarter ended March 31, 2007, compared to 2006. The decline came as a result of less activity fees on deposits because of higher average balances resulting in less minimum balance and overdraft fees. In addition, ATM fees declined by $24 thousand, or 16.87% for the quarter ending March 31, 2007, compared to 2006 due in part to down-time experienced on several machines as a result of extreme cold weather and poor service response times during the quarter. In addition, competition offering “no fee” ATM service is now present in the Philadelphia market. Management is working to identify possible high volume locations where the Bank could have a captive audience for ATM service to increase its fee income.

Loan syndication fees declined $20 thousand for the quarter ended March 31, 2007 compared to 2006 because of a change in the timing of the launch of one of one syndication from March to April. The Bank continues to serve as agent/arranger for three (3) facilities for which annual fees are projected to be a minimum of $150 thousand.

Noninterest Expense

Salaries and benefits increased $8 thousand, or 1.95%, for the quarter ended March 31, 2007 compared to 2006 because of normal cost of living increases as well as the hiring of a new senior lender in October 2006. This position was vacant throughout the first three quarters of 2006. Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Occupancy expense increased $4 thousand, or 1.44%, for the quarter ended March 31, 2007 compared to 2006. The increase is primarily attributable to escalations in allocated common area maintenance expenses related to the Bank’s leased properties.

Office operations and supplies expense decreased $6 thousand, or 7.81%, for the quarter ended March 31, 2007 compared to 2006. The decrease during the quarter is primarily attributable to better control of operating expenses related to the branch network including office supplies, telephone, and other such expenses.

Marketing and public relations expense increased approximately $1 thousand, or 5.66%, for the quarter ended March 31, 2007 compared to 2006. During the quarter, the Bank hired a marketing consultant to assist with the implementation of its marketing campaign to introduce new products and services including a direct mail solicitation, ongoing newspaper advertisements, and billboards. Additional spending is projected in marketing and public relations efforts throughout the year to re-introduce the Bank’s products and services to the community and achieve growth in the balance sheet.

Professional services expense decreased approximately $20 thousand, or 24.60%, for the quarter ended March 31, 2007 compared to 2006. The decrease is primarily attributable to a decrease in consulting fees.

Data processing expenses increased $11 thousand, or 10.29% for the quarter ended March 31, 2007 compared to 2006. The increase is primarily in the Bank’s ATM processing expense associated with net interchange expenses—more Bank customers using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee. Transaction volume for the Bank’s ATM network declined during the quarter as the result of new competition and ATM down-time for repairs.

Federal deposit insurance assessments increased $8 thousand, or 28.53%, for the quarter ended March 31, 2007 compared to 2006. The FDIC adopted new rules in 2006 to re-capitalize the deposit insurance fund that resulted in increased deposit insurance premiums in 2007. Assessments are billed quarterly in arrears based on many factors including the Bank’s regulatory ratings. Management estimated the level of expenses based on the Bank’s current regulatory rating offset by the prorated one-time assessment credit.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls. The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At March 31, 2007, the Bank’s tier one leverage ratio was 9.99%, which is well above the 7.00% minimum requirement. Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions. Failure to comply could result in additional regulatory supervision and/or actions.

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

At March 31, 2007, an asset sensitive position is maintained on a cumulative basis through 1 year of 7.84% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. The current gap position is primarily due to the level of Federal Funds Sold as well as loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities. Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment. A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank. This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments. The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments. Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at March 31, 2007.

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

UNITED BANCSHARES, INC.

Date: May 14, 2007	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 14, 2007	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.