Form 10-Q
period 2007-06-30
UNITED BANCSHARES INC /PA
filed 2007-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 1, 2007 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at August 1, 2007.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of August 1, 2007.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

1.	Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3.	Quantitative and Qualitative Disclosures about Market Risk	18

4.	Controls and Procedures	18

PART II-OTHER INFORMATION

1.	Legal Proceedings	18

1A.	Risk Factors	19

2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

3.	Defaults upon Senior Securities	19

4	Submission of Matters to a Vote of Security Holders	19

5.	Other Information	19

6.	Exhibits	20

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
                                                                                         Unaudited

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	2,757,860	3,179,239
Interest bearing deposits with banks	285,478	281,920
Federal funds sold	7,434,000	9,158,000
Cash & cash equivalents	10,477,338	12,619,159

Investment securities:
Held-to-maturity, at amortized cost(fair value of $ 12,139,393	12,362,809	12,804,351
and $12,683,809 at June 30, 2007 and December 31, 2006, respectively)
Available-for-sale, at market value	3,541,519	3,349,606

Loans , net of unearned discount	45,002,100	42,518,151
Less: allowance for loan losses	(595,280)	(561,409)
Net loans	44,406,820	41,956,742

Bank premises & equipment, net	1,054,151	1,099,524
Accrued interest receivable	407,856	422,216
Core deposit intangible	1,115,163	1,204,202
Prepaid expenses and other assets	456,750	479,959
Total Assets	73,822,406	73,935,759

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	12,957,844	14,082,940
Demand deposits, interest bearing	10,640,791	10,585,080
Savings deposits	19,607,626	18,056,849
Time deposits, $100,000 and over	12,827,068	13,313,571
Time deposits	8,699,448	8,885,199
	64,732,777	64,923,639

Accrued interest payable	180,688	132,785
Accrued expenses and other liabilities	240,936	254,907
Total Liabilities	65,154,400	65,311,331

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,432	1,432
500,000 shares authorized., 136,842 issued and 6,308 held in treasury
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares, at cost
Additional-paid-in-capital	14,739,201	14,749,788
Accumulated deficit	(6,049,827)	(6,118,868)
Net unrealized loss on available-for-sale securities	(33,487)	(18,610)
Total Shareholders' equity	8,668,005	8,624,428
	73,822,406	73,935,759

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Operations
(unaudited)

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	866,828	916,670	1,715,195	1,837,294
Interest on investment securities	195,730	134,825	381,772	271,701
Interest on Federal Funds sold	155,181	71,841	287,672	126,964
Interest on time deposits with other banks	3,955	790	7,885	1,501
Total interest income	1,221,694	1,124,126	2,392,524	2,237,460

Interest Expense:
Interest on time deposits	191,495	170,995	381,640	323,587
Interest on demand deposits	41,761	23,618	75,394	47,487
Interest on savings deposits	78,808	29,168	134,585	47,761
Total interest expense	312,064	223,781	591,619	418,835

Net interest income	909,630	900,345	1,800,905	1,818,625

Provision for loan losses	50,000	35,000	60,000	75,000
Net interest income less provision for
loan losses	859,630	865,345	1,740,905	1,743,625

Noninterest income:
Customer service fees	134,874	148,887	275,992	297,035
ATM activity fees	121,269	140,973	237,265	280,505
Loan Syndication Fees	70,000	50,000	70,000	70,000
Other income	70,195	17,834	93,831	55,292
Total noninterest income	396,338	357,694	677,088	702,832

Non-interest expense
Salaries, wages, and employee benefits	404,721	452,463	812,284	852,223
Occupancy and equipment	238,126	249,998	489,379	497,681
Office operations and supplies	83,811	73,288	155,631	151,283
Marketing and public relations	51,923	40,109	72,982	60,039
Professional services	73,450	66,255	133,624	146,066
Data processing	112,365	105,580	225,142	207,832
Deposit insurance assessments	38,104	27,788	74,197	55,869
Other noninterest expense	210,734	201,516	385,713	398,556
Total non-interest expense	1,213,234	1,216,997	2,348,952	2,369,549

Net income	$42,734	$6,042	$69,041	$76,908

Earnings per share-basic	$0.04	$0.01	$0.06	$0.07
Earnings per share-diluted	$0.04	$0.01	$0.06	$0.07

Weighted average number of shares	1,098,588	1,098,588	1,098,588	1,098,588

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities
Net income	$69,041	$76,908
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	60,000	75,000
Depreciation and amortization	235,010	221,007
Decrease (Increase) in accrued interest receivable and other assets	37,569	(89,257)
Increase (Decrease) in accrued interest payable and other liabilites	33,932	(67,662)
Net cash provided by operating activities	435,551	215,996

Cash flows from investing activities
Purchase of investments-Available-for-Sale	(504,359)	0
Purchase of investments-Held-to-Maturity	(3,275,751)	0
Proceeds from maturity & principal reductions of investments-Available-for-Sale	254,146	243,439
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	3,716,346	1,357,632
Net increase in loans	(672,017)	(156,716)
Purchase of loans	(1,718,061)	0
Purchase of premises and equipment	(186,814)	(110,390)
Net cash (used in) provided by investing activities	(2,386,510)	1,333,966

Cash flows from financing activities
Net decrease in deposits	(190,862)	(1,140,028)
Net cash used in financing activities	(190,862)	(1,140,028)

(Decrease)Increase in cash and cash equivalents	(2,141,821)	409,934

Cash and cash equivalents at beginning of period	12,619,159	9,239,793

Cash and cash equivalents at end of period	$10,477,338	$9,649,727

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$639,522	$409,600

See Accompanying Notes to Consolidate Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2007 and December 31, 2006 and the consolidated results of its operations for the six month periods ended June 30, 2007 and 2006, and its consolidated cash flows for the six month periods ended June 30, 2007 and 2006.

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

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the six months ended June 30, 2007 and 2006 as no options were granted under the Plan during these periods.  All options were fully vested at December 31, 2006 and remain outstanding at June 30, 2007.

A summary of the status of the Bank’s stock options as of June 30, 2007 and 2006 and the changes during the three months ended on those dates is as presented below:

	2007		2006
	# Shares of Underlying Options	Exercise Price	# Shares of Underlying Options	Exercise Price
Outstanding at the beginning of the period	29,694	$8.54	29,694	$8.54
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at the end of the period	29,694	$8.54	29,694	$8.54
Exercisable at the end of the period	29,694	$8.54	29,694	$8.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividends declared; expected volatility of 20%; a risk-free interest rate of 4.7%, and expected life of 10 years.

3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive income for the three months ended June 30, 2007 and 2006 was $            and $       , respectively and for the six months ended June 30, 2007 and 2006 was $54,164 and $48,182, respectively.  The difference between the Company’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.	Net Income Per Share

 The calculation of net income per share follows:

Six Months Ended  June 30,
	2007	2006
Basic:
Net income available to shareholders	$69,041	$76,908
Average common shares outstanding-basic	1,098,588	1,098,588
Net income per share-basic	$0.06	$0.07
Fully Diluted:
Average common shares-fully diluted	1,098,588	1,098,588
Net income per share-fully diluted	$0.06	$0.07

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

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

(Dollars in thousands)	Six months ended June 30, 2007	Six months ended June 30, 2006
Balance at January 1, 2007	$561	$472
Charge-offs:
Commercial loans	-	(62)
Consumer loans	(113)	(80)
Total charge-offs	(113)	(142)
Recoveries	87	104
Net charge-offs	(26)	(38)
Additions charged to operations	60	75
Balance at June 30	$595	$509

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

Overview
The Bank had net income of $43 thousand ($0.04 per common share) for the quarter ended June 30, 2007 compared to net income of $6 thousand ($0.01 per common share) for the quarter ended June 30, 2006. The increase in net income is primarily attributable to modest growth in net interest income and an increase in noninterest income. In June 2007, the Bank was awarded a $50 thousand grant from the City of Philadelphia. The Bank’s revenue from its ATM network continues to decline as a result of competition in the region.  Management is seeking new high volume locations through alliances with retail outlets to increase activity.

The Bank experienced wide quarter-to-quarter fluctuations in its asset size ranging from $73 million at December 31, 2006 to $80 million at March 31, 2007 back to $73 million at June 30, 2007.  These fluctuations are primarily related to one deposit account with a construction contractor with major shifts in balance based on funding activity. These changes impact the Bank’s liquidity position including cash and short-term investments.  Management continues to seek growth in core deposits through increased advertising and product offerings.

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended June 30, 2007	Quarter ended June 30, 2006
Net interest income	$910	$900
Provision for loan losses	50	35
Noninterest income	396	358
Noninterest expense	1,213	1,217
Net income	43	6
Earnings per share-basic and diluted	$0.04	$0.01

Balance sheet totals:	June 30, 2007	December 31, 2006
Total assets	$73,822	$73,936
Loans, net	$44,407	$41,957
Investment securities	$15,904	$16,154
Deposits	$64,733	$64,924
Shareholders' equity	$8,668	$8,624

Ratios:	Quarter ended June 30, 2007	Quarter ended June 30, 2006
Return on assets	0.23%	0.03%
Return on equity	2.05%	0.33%
Tangible Equity to assets ratio	9.79%	10.01%

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends
	June 30, 2007	Increase		March 31, 2007
(Thousands of Dollars, except percentages)	Average	(Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$42,670	$875	2.09%	$41,795
Investment securities
Held-to-maturity	12,240	(170)	(1.37)	12,410
Available-for-sale	3,301	10	0.30	3,291
Federal funds sold	11,600	1,325	12.90	10,275
Balances with other banks	284	2	0.71	282
Total uses	$70,104	$2,042	3.00%	$68,053
Funding sources:
Demand deposits
Noninterest-bearing	$14,072	$786	5.92%	$13,286
Interest-bearing	10,099	575	6.04	9,524
Savings deposits	20,081	826	4.29	19,255
Time deposits	21,826	(240)	(1.09)	22,066
Total sources	$66,078	$1,947	3.04%	$64,131

Loans
Average loans increased $875 thousand, or 2.09%, during the quarter ended June 30, 2007 primarily as a result of the origination and funding of $2.8 million in commercial loans as well as the purchase of $1.7 million in residential mortgage loans during the quarter.  Prepayments of commercial loans totaled only $500 thousand during the quarter compared to $1.4 million in the quarter ending March 31, 2007. Prepayments are primarily related to loan participations with other financial institutions.  Because the Bank does not have a direct relationship with these loan customers, payoffs are sometimes unexpectedly received.  The Bank’s direct loan originations are increasing but participations with other financial institutions are utilized as a means to build the Bank’s earning assets while it continues to enhance its own business development capacity.  From time to time, the Bank also sells portions of its loans as participations to other financial institutions to diversify and reduce credit risk to individual borrowers.  At June 30, 2007, the commercial loan pipeline totaled $9 million compared to $7 million at March 31, 2007.  Approximately $3.5 million should be funded during the third quarter of 2007.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $32.9 million, or 74%, of total loans at June 30, 2007.   Approximately $19.3 million of these loans are secured by commercial real estate.  The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate 32% of the commercial portfolio.   Management actively monitors this concentration to minimize potential credit risk.

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.32% at June 30, 2007 relatively unchanged from 1.31% at December 31, 2006. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.

Management uses available information to recognize losses on loans; however, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006
Allowance for loan losses	$595	$581	$561
Total classified loans	$3,112	$2,715	$2,672
Allowance for loan losses as a percentage of:
Total Loans	1.32%	1.41%	1.31%
Total nonperforming loans	105%	83%	90%
Net(charge-offs) recoveries as a percentage of average loans	(0.06)%	0.02%	(0.10%)

The level of classified loans at June 30, 2007 increased to $3.1 million from $2.7 million at March 31, 2007 and December 31, 2006.  The increase is primarily related to one loan to a religious organization totaling $327 thousand that the Bank moved to an “impairment” status due to a deficiency in the cash flow of the organization to service the debt.  The loan is secured by strong collateral (The loan to value is less than 50%).  Approximately 41%, or $1.3 million, of the classified loans are categorized “Other Loans Especially Mentioned”.  Management is actively working with borrowers to prevent further decline in credit quality.

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

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006
Nonperforming loans:
Commercial	$382	$514	$403
Installment	--	--	--
Residential Real Estate	184	184	223
Total	$566	$698	$626

At June 30, 2007 non-accrual loans decreased to $566 thousand from $698 thousand at March 31, 2007 and $626 thousand at December 31, 2006. During the quarter ended June 30, 2007, the Bank successfully rehabilitated several previously nonperforming commercial loans totaling $131 thousand that demonstrated six months of payment performance. Most of the loans classified as non-performing either have guarantees of the Small Business Administration or have strong loan-to-values that help to minimize the risk of loss.  There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments
Investment securities, including Federal Funds Sold, increased on average by $1.1 million, or 4.48%, during the quarter ended June 30, 2007 from the quarter ending March 31, 2007 as a result of an increase in the average deposit balances during the quarter.  (Refer to Deposits discussion below.)   Due to the volatility and short-term nature of the deposit source, investments were made in Federal Funds Sold.

The yield on the investment portfolio was 5.11% at June 30, 2007 slightly up from 5.07% at March 31, 2007.  The increase in the yield is primarily a result of some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices repricing in a higher interest rate environment.  In addition, the Bank had lower yielding callable agency securities totaling $750,000 mature in March 2007 that were replaced with higher yielding securities. The duration of the portfolio is relatively short at 2.9 years with investments evenly allocated between mortgage-backed securities and callable agency securities.  Management’s goal is to maintain a balanced portfolio with a short duration to allow for adequate cash flow to fund projected loan originations and to manage interest rate risk.

Deposits
During the quarter ended June 30, 2007, average deposits increased $1.9 million, or 3.04%, from the quarter ending March 31, 2007.  The most significant increase was in the Bank’s savings account balances that increased on average by $826 thousand, or 4.29%, primarily due to an account with a construction contractor that fluctuated widely with project disbursements.

In addition, a premium interest checking account to attract the deposits of non-profit organizations was introduced during the quarter ended June 30, 2007.  The introduction of this product attracted several sizeable deposits from non-profit organizations located in the Philadelphia region.  The result was a $575 thousand, or 6.04%, increase in average interest-bearing checking account balances during the quarter.

The Bank’s non-interest bearing balances also increased during the quarter ending June 30, 2007 by an average of $786 thousand, or 5.92%.  This increase is primarily attributed to a reinforcement of the requirement that loan customers of the Bank maintain minimum levels of account balances.  The funding of a loan advance is generally made into a customer’s demand deposit account at the Bank.

 The Bank continued the implementation of remote deposit capture during the quarter ended June 30, 2007.  This process will make it convenient for customers to make deposits with scanners without coming into the Bank’s branches and should result in increased deposit levels. Beta testing is underway with one customer.  Full availability of this product is anticipated by quarter end September 30, 2007.

While the Bank has $12.8 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 70%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

Commitments and Lines of Credit
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Commitments to extend credit fluctuate with the completion and conversion of construction lines of credit to permanent commercial mortgage loans and/or the closing of loans approved not funded from one period to another.

Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at June 30, 2007 are summarized below:

Commitments to extend credit	$12,044,000

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

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $8.6 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2007, the Bank had total short-term liquidity, including cash and federal funds sold, of $10.5 million, or 14.2% of total assets.  The liquidity ratios of the Bank comfortably exceed minimum levels required by policy.  In addition, the portion of the Bank’s investment portfolio classified as available-for-sale provides liquidity of approximately $3.5 million.  However, a portion of these securities is used as collateral for governmental/quasi-governmental agencies and is therefore restricted from use to fund loans or to meet other liquidity requirements.  The Bank also has contingent funding sources in the form of a line of credit with its correspondent bank as well as the Discount Window at the Federal Reserve. Management actively manages and monitors the Bank’s liquidity level to ensure that there are adequate funds to meet the growing loan pipeline.

Capital Resources
Total shareholders' equity increased approximately $44 thousand compared to December 31, 2006 as a result of net income of $69 thousand during the six months ended June 30, 2007. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	June 30, 2007	December 31, 2006
Total Capital	$8,668	$8,624
Less: Intangible Assets and accumulated other comprehensive loss	(1,082)	(1,185)
Tier 1 Capital	7,586	7,439
Tier 2 Capital	571	556
Total Qualifying Capital	$8,157	$7,995
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,649	$44,464
Tier 1 Risk-Based Capital Ratio	16.61%	16.73%
Tier 2 Risk-Based Capital Ratio	17.86%	17.98%
Leverage Ratio	10.16%	10.33%

	Bank	Bank
Total Capital	$8,390	$8,335
Less: Intangible Assets and accumulated other comprehensive loss	(1,082)	(1,185)

Tier 1 Capital	7,308	7,150
Tier 2 Capital	571	556
Total Qualifying Capital	7,879	$7,706
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,649	$44,464
Tier 1 Risk-Based Capital Ratio	16.01%	16.08%
Tier 2 Risk-Based Capital Ratio	17.26%	17.33%
Leverage Ratio	9.79%	9.93%

Results of Operations

Summary
The Bank had net income of $43 thousand ($0.04 per common share) for the quarter ended June 30, 2007 compared to net income of $6 thousand ($0.01 per common share) for the quarter ended June 30, 2006. The increase in net income is primarily attributable to an increase in noninterest income. The Bank had net income of $69 thousand ($0.06 per commons share) compared to $77 thousand ($0.07 per common share) for the six months ended June 30, 2006. A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2007			Three months ended June 30, 2006
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,670	$867	8.13%	$46,624	$917	7.86%
Investment securities-HTM	12,240	153	4.99	8,946	95	4.25
Investments securities-AFS	3,301	43	5.21	3,219	40	4.97
Federal funds sold	11,600	155	5.35	5,863	72	4.90
Interest bearing balances with other banks	284	4	5.57	279	1	1.13
Total interest-earning assets	70,095	1,222	6.97	64,931	1,124	6.93
Interest-bearing liabilities
Demand deposits	10,099	42	1.65	9,052	24	1.04
Savings deposits	20,081	79	1.57	16,105	29	0.72
Time deposits	21,826	191	3.51	22,491	171	3.04
Total interest-bearing liabilities	52,006	312	2.40	47,648	223	1.88
Net interest earnings		$910			$901
Net yield on interest-earning assets			5.19%			5.55%

Net interest income increased $9 thousand, or 1.03%, for the quarter ended June 30, 2007 compared to June 30, 2006 and decreased $18 thousand, or 0.97%, for the six months ended June 30, 2007 compared to June 30, 2006. The yield on earning assets for the three months ended June 30, 2007 increased to 6.97% from 6.93% for the same three months in 2006 as a result of an increase in yield on the investment and loan portfolios.  In addition, average earning assets increased from $64.9 million to $70.1 million as a result of growth in the Bank’s commercial and residential loan portfolios. (Refer to the Loans discussion above.)

While the yield on earning assets increased by a modest 4 basis points from 2006 to 2007, the cost of interest-bearing liabilities increased 52 basis points.  The increase in the Bank’s cost of funds was primarily a result of the introduction of premium rate anniversary products in 2007 including the interest-bearing checking account for non-profit organizations at a rate of 4.50% and the signature savings product at a rate of 4.15%.  In addition, in line with market conditions, the Bank increased the rates paid on certificates of deposits.

While the Bank experienced a 36 basis point margin compression, because the Bank’s deposit base includes many core checking and savings deposits that are not sensitive to rate changes, it was not as severe as other banks in its peer group.   If successful, the Bank’s higher interest rate premium checking and savings products will increase the cost of funds resulting in a lower net interest margin but will result in higher net interest earnings because of the increased level of earning assets generated through deposit growth.  Management continues to market these products through various media to drive deposit growth.

Provision for Loan Losses
The Bank made provisions totaling $50 thousand for the quarter ending June 30, 2007 compared to $35 thousand for the same quarter in 2006.  The provisions made in 2007 were based on review and analysis of the Bank’s loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased $39 thousand, or 10.80%, for the quarter ending June 30, 2007, compared to the same quarter in 2006 but decreased $26 thousand, or 3.66%, for the six months ended June 30, 2007 compared to 2006.

Customer service fees declined by $14 thousand, or 9.41%, for the quarter ended June 30, 2007, compared to 2006 and $21 thousand, or 7.08%, for the six months ended June 30, 2007 compared to 2006. The decline came as a result of less activity fees on deposits because of higher average balances resulting in less minimum balance and overdraft fees. In addition, ATM fees declined by $20 thousand, or 13.98% for the quarter ending June 30, 2007, compared to 2006 and declined $43 thousand, or 15.42%, for the six months ended June 30, 2007 compared to 2006 because of increased competition.

Loan syndication fees increased $20 thousand, or 40%, for the quarter ended June 30, 2007 compared to 2006 because of a change in the timing of a syndication. For the six months ended June 30, 2007 and 2006, fees totaled $70 thousand.  The Bank continues to serve as agent/arranger for three (3) facilities for which annual fees are projected to be a minimum of $150 thousand.

In June 2007, the Bank was awarded a $50 thousand grant from the City of Philadelphia.  This grant serves as a match to a $50 thousand grant the Bank was awarded in 2006 by the Commonwealth of Pennsylvania’s Department of Community and Economic Development to provide Small Business and Non-profit bridge loan financing to the community.

Noninterest Expense
Salaries and benefits decreased $48 thousand, or 10.55%, for the quarter ended June 30, 2007 compared to 2006 and decreased $40 thousand, or 4.69%, for the six months ended June 30, 2007 compared to 2006. The decrease is primarily related to the consolidation/elimination of several highly paid management positions in the third quarter of 2006.  Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Occupancy expense decreased $12 thousand, or 4.75%, for the quarter ended June 30, 2007 compared to 2006 and decreased $8 thousand, or 1.67% for the six months ended June 30, 2007 compared to 2006.  The decrease is primarily attributable to a reduction in equipment rental expense as well as equipment maintenance expense.  In addition, the level of required bank building repairs and maintenance declined.

Office operations and supplies expense increased $11 thousand, or 14.36%, for the quarter ended June 30, 2007 compared to 2006 and increased $4 thousand, or 2.87%, for the six months ended June 30, 2007 compared to 2006.  The increase is primarily attributable to increased telephone expense.  The Bank began providing wireless telephones to its business development staff in the latter part of 2006.  In addition, in December 2006, a new high speed DSL line was installed at one of the Bank’s branches that serves as its disaster recovery site.

Marketing and public relations expense increased $12 thousand, or 29.45%, for the quarter ended June 30, 2007 compared to 2006 and increased $13 thousand, or 21.56% for the six months ended June 30, 2007 compared to 2006. In January 2007, the Bank hired a marketing consultant to assist with the implementation of its marketing campaign to introduce new products and services including a direct mail solicitation, ongoing newspaper advertisements, and billboards.  Additional spending is projected in marketing and public relations efforts throughout the year to re-introduce the Bank’s products and services to the community and achieve growth in the balance sheet.

Professional services expense increased approximately $7 thousand, or 10.86%, for the quarter ended June 30, 2007 compared to 2006 but decreased $12 thousand, or 8.52%, for the six months ended June 30, 2007 compared to 2006. The increase during the quarter is primarily attributable to an increase in consulting fees related to the use of consultants to assist the Bank with the development of a formal compliance monitoring program.  The decline for the six months is a result of the elimination of a monthly legal retainer for the Bank’s general counsel because of fewer legal matters.  Legal services are now billed based on actual hours spent.

Data processing expenses increased $7 thousand, or 6.43% for the quarter ended June 30, 2007 compared to 2006 and increased $17 thousand, or 8.33% for the six months ended June 30, 2007 compared to 2006. The increase is primarily in the Bank’s ATM processing expense associated with net interchange expenses—more Bank customers using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.  Transaction volume for the Bank’s ATM network declined as the result of new competition and ATM down-time for repairs.  In July 2007, the Bank transferred its ATM maintenance contract to a new provider to improve the performance of the network.

Federal deposit insurance assessments increased $10 thousand, or 37.12%, for the quarter ended June 30, 2007 compared to 2006 and increased $18 thousand, or, 32.81%, for the six months ended June 30, 2007 compared to 2006.  The FDIC adopted new rules in 2006 to re-capitalize the deposit insurance fund that resulted in increased deposit insurance premiums in 2007.  Assessments are based on many factors including the Bank’s current regulatory ratings.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls.  The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At June 30, 2007, the Bank’s Tier 1 leverage ratio was 9.79%, which is well above the 7.00% minimum requirement.  Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions.  Failure to comply could result in additional regulatory supervision and/or actions.

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

The FDIC generally prohibits all payments of dividends by a bank that is in default of any assessment to the FDIC.  (See “Regulatory Matters” above)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.

At June 30, 2007, an asset sensitive position is maintained on a cumulative basis through 1 year of 2.22% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis.  The current gap position is primarily due to the level of Federal Funds Sold as well as loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at June 30, 2007.

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

As of the date of this report, there have not been any changes in the Company’s internal controls over financial reporting that have materially affected its internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

            UNITED BANCSHARES, INC.

Date: August 14, 2007	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2007	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.