Form 10-Q
period 2007-09-30
UNITED BANCSHARES INC /PA
filed 2007-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q
(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 1, 2007 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at November 1, 2007.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of November 1, 2007.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

1.	Financial Statements	4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

3.	Quantitative and Qualitative Disclosures about Market Risk	18

4.	Controls and Procedures	19

	PART II-OTHER INFORMATION

1.	Legal Proceedings	19

1A.	Risk Factors	19

2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

3.	Defaults upon Senior Securities	19

4	Submission of Matters to a Vote of Security Holders	20

5.	Other Information	20

6.	Exhibits	20

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
                                                                                                                                 Unaudited

	September 30.	December 31,
	2007	2006
Assets
Cash and due from banks	3,174,675	3,179,239
Interest bearing deposits with banks	287,287	281,920
Federal funds sold	9,849,000	9,158,000
Cash & cash equivalents	13,310,962	12,619,159

Investment securities:
Held-to-maturity, at amortized cost(fair value of $11,335,093	11,413,658	12,804,351
and $12,683,809 at September 30, 2007 and December 31, 2006, respectively)
Available-for-sale, at market value	3,376,591	3,349,606

Loans , net of unearned discount	44,893,529	42,518,151
Less: allowance for loan losses	(528,633)	(561,409)
Net loans	44,364,896	41,956,742

Bank premises & equipment, net	1,003,757	1,099,524
Accrued interest receivable	403,241	422,216
Other real estate owned	180,000	0
Core deposit intangible	1,070,643	1,204,202
Prepaid expenses and other assets	418,844	479,959
Total Assets	75,542,592	73,935,759

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	13,094,811	14,082,940
Demand deposits, interest bearing	11,552,749	10,585,080
Savings deposits	20,233,831	18,056,849
Time deposits, $100,000 and over	13,145,185	13,313,571
Time deposits	8,370,147	8,885,199
	66,396,723	64,923,639

Accrued interest payable	124,550	132,785
Accrued expenses and other liabilities	325,356	254,907
Total Liabilities	66,846,629	65,311,331

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,432	1,432
500,000 shrs auth., 136,842 issued and 6,308 held in treasury
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares, at cost
Additional-paid-in-capital	14,739,201	14,749,788
Accumulated deficit	(6,044,471)	(6,118,868)
Net unrealized loss on available-for-sale securities	(10,885)	(18,610)
Total Shareholders' equity	8,695,963	8,624,428
	75,542,592	73,935,759

See Accompanying Notes to Consolidated Financial Statements

	Consolidated Statements of Operations
	(unaudited)

	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	910,457	908,750	2,625,652	2,746,044
Interest on investment securities	189,241	143,479	571,013	415,180
Interest on federal funds sold	131,667	114,113	419,339	241,077
Interest on time deposits with other banks	4,471	2,228	12,356	3,729
Total interest income	1,235,836	1,168,570	3,628,360	3,406,030

Interest Expense:
Interest on time deposits	192,119	181,860	573,759	505,447
Interest on demand deposits	49,557	31,035	124,951	78,522
Interest on savings deposits	84,537	42,305	219,122	90,066
Total interest expense	326,213	255,200	917,832	674,035

Net interest income	909,623	913,370	2,710,528	2,731,995

Provision for loan losses	10,000	40,000	70,000	115,000
Net interest income less provision for
loan losses	899,623	873,370	2,640,528	2,616,995

Noninterest income:
Customer service fees	150,093	158,219	426,085	455,254
ATM activity fees	109,198	121,379	346,463	401,883
Loan syndication fees	25,000	20,000	95,000	90,000
Other income	16,920	13,849	110,751	69,141
Total noninterest income	301,211	313,447	978,299	1,016,278

Non-interest expense
Salaries, wages, and employee benefits	410,341	430,420	1,222,625	1,282,643
Occupancy and equipment	281,680	244,581	771,059	742,262
Office operations and supplies	79,024	83,393	234,655	234,676
Marketing and public relations	17,815	28,021	90,797	88,060
Professional services	52,487	63,288	186,111	209,354
Data processing	116,292	106,148	341,434	313,980
Deposit insurance assessments	40,200	27,487	114,397	83,356
Other noninterest expense	197,640	195,657	583,353	594,213
Total non-interest expense	1,195,479	1,178,995	3,544,431	3,548,544

Income before income taxes	$5,355	$7,822	$74,396	$84,729
Provision for Income Taxes	0	0	0	0
Net income	$5,355	$7,822	$74,396	$84,729

Earnings per share-basic	$0.00	$0.01	$0.07	$0.08
Earnings per share-diluted	$0.00	$0.01	$0.07	$0.08
Weighted average number of shares	1,098,588	1,098,588	1,098,588	1,098,588

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities
Net income	$74,396	$84,729
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	70,000	115,000
Loss on sale of ORE property	0	1,572
Depreciation and amortization	350,737	334,265
Decrease (increase) in accrued interest receivable and other assets	80,090	(175,188)
Increase (decrease in accrued interest payable and other liabilites	62,214	(23,228)
Net cash provided by operating activities	637,436	337,150

Cash flows from investing activities
Purchase of investments-Available-for-Sale	(504,359)	0
Purchase of investments-Held-to-Maturity	(3,275,751)	(1,989,076)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	340,447	470,207
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	4,665,432	1,985,860
Net (increase)decrease in loans	(620,093)	1,631,094
Purchase of loans	(1,718,061)	0
Proceeds from sale of ORE Property	0	162,928
Purchase of premises and equipment	(306,332)	(256,249)
Net cash provided by (used in) investing activities	(1,418,717)	2,004,764

Cash flows from financing activities
Net increase in deposits	1,473,084	1,006,098
Net cash provided by financing activities	1,473,084	1,006,098

Increase in cash and cash equivalents	691,803	3,348,013

Cash and cash equivalents at beginning of period	12,619,159	9,239,793

Cash and cash equivalents at end of period	$13,310,962	$12,587,806

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$909,597	$657,401

See Accompanying Notes to Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2007 and December 31, 2006 and the consolidated results of its operations for the nine month periods ended September 30, 2007 and 2006, and its consolidated cash flows for the nine month periods ended September 30, 2007 and 2006.

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

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the nine months ended September 30, 2007 and 2006 as no options were granted under the Plan during these periods.  All options were fully vested at December 31, 2006 and remain outstanding at September 30, 2007.

A summary of the status of the Bank’s stock options as of September 30, 2007 and 2006 and the changes during the three months ended on those dates is as presented below:

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

3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive income for the three months ended September 30, 2007 and 2006 was $27,957and $36,819, respectively and for the nine months ended September 30, 2007 and 2006 was $82,122 and $85,001, respectively.  The difference between the Company’s net income and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.	Net Income Per Share

 The calculation of net income per share follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2007	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Basic:
Net income available to shareholders	$5,355	$7,822	$ 74,396	$84,729
Average common shares outstanding-basic	1,098,588	1,098,588	1,098,588	1,098,588
Net income per share-basic	$0.00	$0.01	$ 0.07	$ 0.08
Fully Diluted:
Average common shares-fully diluted	1,098,588	1,098,588	1,098,588	1,098,588
Net income per share-fully diluted	$0.00	$0.01	$ 0.07	$0.08

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

(Dollars in thousands)	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Balance at January 1	$561	$472
Charge-offs:
Commercial loans	(91)	(62)
Consumer loans	(126)	(95)
Total charge-offs	(217)	(157)
Recoveries	114	185
Net charge-offs	(103)	28
Additions charged to operations	70	115
Balance at September 30	$528	$615

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

Overview

The Bank had net income of $5 thousand ($0.00 per common share) for the quarter ended September 30, 2007 compared to net income of $8 thousand ($0.01 per common share) for the quarter ended September 30, 2006. The Bank’s net income declined as a result of increased interest expense from the introduction of new premium rate products as well as increased noninterest expense from the conversion to a new automated teller service provider.  Essential to improved profitability is growth in the Bank’s core deposits. The Bank experienced wide quarter-to-quarter fluctuations in its asset size ranging from $73 million at December 31, 2006 to $80 million at March 31, 2007, $73 million at June 30, 2007 and $75 million at September 30, 2007 These fluctuations are primarily related to several deposit accounts with construction contractors that have major shifts in balance based on their business activity.

With increased competition from new larger, better capitalized entrants into the Philadelphia marketplace, core deposit growth has become more challenging.  During 2006 and 2007, several premium rate checking and savings products were introduced as a means to attract new deposits.  While a modest level of growth was achieved, there was some migration from the Bank’s lower interest rate products to the new premium products resulting in increased interest expense and margin compression.  In light of this and the anticipated reductions in rate by the Federal Reserve, management will review its product offerings and modify its deposit gathering strategy to focus more on collaboration with the corporate sector in the region.  Visibility and branding are also key components of the growth strategy that will be achieved with continued marketing and advertising.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2007	Quarter ended September 30, 2006
Net interest income	$910	$913
Provision for loan losses	10	40
Noninterest income	301	313
Noninterest expense	1,195	1,179
Net income	5	8
Earnings per share-basic and diluted	$0.00	$0.01

Balance sheet totals:	September 30, 2007	December 31, 2006
Total assets	$75,543	$73,936
Loans, net	$44,364	$41,957
Investment securities	$14,790	$16,154
Deposits	$66,397	$64,924
Shareholders' equity	$8,696	$8,624

Ratios:	Quarter ended September 30, 2007	Quarter ended September 30, 2006
Return on assets	.03%	0.04%
Return on equity	0.33%	0.44%
Tangible Equity to assets ratio	9.71%	9.74%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends

	September 30, 2007			June 30, 2007
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$45,013	$2,343	5.49%	$42,670
Investment securities
Held-to-maturity	12,114	(126)	(1.03)	12,240
Available-for-sale	3,240	(61)	(1.85)	3,301
Federal funds sold	10,434	(1,166)	(10.05)	11,600
Balances with other banks	286	2	0.70	284
Total uses	$71,087	$992	1.42%	$70,104
Funding sources:
Demand deposits
Noninterest-bearing	$13,482	$(590)	(4.19)%	$14,072
Interest-bearing	10,407	308	3.05	10,099
Savings deposits	20,342	261	1.30	20,081
Time deposits	21,701	(125)	(0.57)	21,826
Total sources	$65,932	$(146)	(0.22)%	$66,078

Loans

Average loans increased $2.3 million, or 5.49%, during the quarter ended September 30, 2007 primarily as a result of the origination and funding of $2.045 million in commercial loans as well as the purchase of $1.7 million in residential mortgage loans in May 2007 that were outstanding the entire quarter.  None of the purchased residential mortgage loans were originated in the subprime market.  They are seasoned well-performing loans.  Prepayments of commercial loans increased to $1.2 million during the quarter compared to just $579 thousand during the quarter ending June 30, 2007. Prepayments are primarily related to loan participations with other financial institutions.  Because the Bank does not have a direct relationship with these loan customers, payoffs are sometimes unexpectedly received.  Management will attempt to minimize the level of payoffs and prepayments by providing counter offers and imposing prepayment penalties whenever possible.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $33 million, or 74.26%, of total loans at September 30, 2007.   Approximately $16.6 million of these loans are secured by commercial real estate.  The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate 30% of the commercial portfolio.   Management actively monitors this concentration to minimize potential credit risk.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.19% at September 30, 2007 a decline from 1.31% at December 31, 2006.  The decline is primarily a result of net charge-offs totaling $103 thousand during the nine months ended September 30, 2007.   These charge-offs had been fully reserved in prior periods. The Bank also experienced reductions in its classified assets that resulted in a lower level of required specific reserves.  (Refer to discussion below.)  Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Allowance for loan losses	$528	$595	$581	$561
Total classified loans	$2,423	$3,112	$2,715	$2,672
Allowance for loan losses as a percentage of:
Total Loans	1.19%	1.32%	1.41%	1.31%
Total nonperforming loans	122%	105%	83%	90%
Net(charge-offs) recoveries as a percentage of average loans	(0.22)%	(0.06)%	0.02%	(0.10%)

The level of classified loans at September 30, 2007 declined to $2.4 million from $3.1 million at June 30, 2007.  The improvement is related to an impaired loan totaling $180 thousand that was transferred to other real estate owned, the paydown of several classified loans from the proceeds of real estate sales, and the upgrade to “Pass/Watch” classification of a loan totaling $252 thousand.   Approximately 29%, or $691 thousand, of the classified loans are categorized “Other Loans Especially Mentioned”.  Management is actively working with borrowers to prevent further decline in credit quality.

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

(Dollars in thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Nonperforming loans:
Commercial	$297	$382	$514	$403
Installment	-	--	--	--
Residential Real Estate	135	184	184	223
Total	$433	$566	$698	$626

At September 30, 2007, non-accrual loans declined to $433 thousand from $566 thousand at June 30, 2007.  During the quarter ended September 30, 2007, the Bank charged-off $91 thousand of the non-accrual loan balances and transferred to other real estate owned the net balance of one loan totaling $180 thousand.  In addition, a home equity loan totaling $40 thousand was charged-off as uncollectible during the quarter.  Offsetting these reductions were two commercial loans totaling $221 thousand that were moved to non-accrual status because of severe delinquencies. Many of the loans classified as non-performing either have guarantees of the Small Business Administration or have strong loan-to-values that help to minimize the risk of loss.  Management continues to aggressively pursue collection of non-accrual and previously charged-off loans utilizing a collection attorney to maximize recovery.  There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities, including Federal Funds Sold, decreased on average by $1.4 million, or 4.99%, during the quarter ended September 30, 2007 from the quarter ending June 30, 2007 as a result of an increase in the average loans outstanding during the quarter.  (Refer to Loans discussion above.)   Funds were redeployed from Federal Funds Sold to fund loan purchases and other loan origination activity.

The yield on the investment portfolio was 5.03% at September 30, 2007 down from 5.11% at June 30, 2007.  The decrease in the yield is primarily a result of the call of $750,000 of the Bank’s higher yielding callable agency securities during the quarter. These securities had yields of 6.00% and could not be readily replaced in the current declining rate environment. The duration of the portfolio remains relatively short at 3.2 years with investments relatively evenly allocated between mortgage-backed securities and callable agency securities.  Management’s goal is to maintain a balanced portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2007, average deposits decreased $146 thousand, or 0.22%, from the quarter ending June 30, 2007.  The most significant decrease was in the Bank’s noninterest bearing checking account balances that decreased on average by $590 thousand, or 4.19%.  A portion of these deposits were shifted to the Bank’s premium interest checking product that was introduced in June 2007 for nonprofit and religious organizations.  Interest checking balances increased on average by $308 thousand, or 3.05%.

Certificates of deposit declined $125 thousand, or 0.57%, due to the maturity and transfer of several certificates to the Bank’s higher yielding signature savings product.

In 2006 and 2007, the Bank implemented products with higher interest rates to attract new depositors.  While somewhat successful, the level of deposit growth did not meet management’s expectations because of increased competition in the region.  Management will re-examine this strategy and the features of these deposit products and make modifications where appropriate including the reduction and tiering of interest rates.  In addition, collaboration with and deposit gathering from the corporate sector will become important elements in the Bank’s growth strategy.

The Bank continued the implementation of remote deposit capture during the quarter ended September 30, 2007.  This process will make it convenient for customers to make deposits with scanners without coming into the Bank’s branches and should result in increased deposit levels.  Although delayed, remote deposit capture is expected to be fully implemented by year-end 2007.

While the Bank has $13.1 million in certificates of deposit with balances of $100,000 or more, approximately $9 million, or 69%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable.

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

Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at September 30, 2007 are summarized below:

Commitments to extend credit	$14,230,000

There are no outstanding letters of credit.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2007, the Bank had total short-term liquidity, including cash and federal funds sold, of $13.3 million, or 17.61% of total assets.  The liquidity ratios of the Bank comfortably exceed minimum levels required by policy.  In addition, the portion of the Bank’s investment portfolio classified as available-for-sale provides liquidity of approximately $3.4 million.  However, a portion of these securities is used as collateral for governmental/quasi-governmental agencies and is therefore restricted from use to fund loans or to meet other liquidity requirements.  The Bank has contingent funding sources in the form of a $2 million line of credit with its correspondent bank as well as the Discount Window at the Federal Reserve Bank. Management actively manages and monitors the Bank’s liquidity level to ensure that there are adequate funds to meet loan demand.

Capital Resources
Total shareholders' equity increased approximately $72 thousand compared to December 31, 2006 as a result of net income of $75 thousand during the nine months ended September 30, 2007. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	September 30, 2007	December 31, 2006
Total Capital	$8,695	$8,624
Less: Intangible Assets and accumulated other comprehensive loss	(1,060)	(1,185)
Tier 1 Capital	7,635	7,439
Tier 2 Capital	529	556
Total Qualifying Capital	$8,164	$7,995
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$46,032	$44,464
Tier 1 Risk-Based Capital Ratio	16.58%	16.73%
Tier 2 Risk-Based Capital Ratio	17.73%	17.98%
Leverage Ratio	10.07%	10.33%
	Bank	Bank
Total Capital	$8,416	$8,335
Less: Intangible Assets and accumulated other comprehensive loss	(1,060)	(1,185)

Tier 1 Capital	7,356	7,150
Tier 2 Capital	529	556
Total Qualifying Capital	7,885	$7,706
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$46,032	$44,464
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 4.00%)	15.98%	16.08%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 8.00%)	17.13%	17.33%
Leverage Ratio (Minimum Ratio- 4.00%)	9.71%	9.93%

Results of Operations

Summary

The Bank had net income of $5 thousand ($0.00 per common share) for the quarter ended September 30, 2007 compared to net income of $8 thousand ($0.01 per common share) for the quarter ended September 30, 2006. The Bank had net income of $74 thousand ($0.07 per commons share) compared to $85 thousand ($0.08 per common share) for the nine months ended September 30, 2006. A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
	Three months ended September 30, 2007			Three months ended September 30, 2006
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$45,013	$910	8.09%	$45,453	$909	8.00%
Investment securities-HTM	12,114	148	4.87	9,171	105	4.58
Investments securities-AFS	3,240	42	5.19	3,138	38	4.84
Federal funds sold	10,434	132	5.05	8,718	114	5.24
Interest bearing balances with other banks	286	4	5.59	279	2	3.19
Total interest-earning assets	71,087	1,236	6.95	66,759	1,168	7.00
Interest-bearing liabilities
Demand deposits	10,407	50	1.90	9,747	31	1.27
Savings deposits	20,342	85	1.66	15,826	42	1.07
Time deposits	21,701	192	3.54	22,312	182	3.26
Total interest-bearing liabilities	52,450	326	2.49	47,885	255	2.13
Net interest earnings		$910			$913
Net yield on interest-earning assets			5.12%			5.47%

Net interest income decreased $4 thousand, or 0.41%, for the quarter ended September 30, 2007 compared to September 30, 2006 and decreased $21 thousand, or 0.79%, for the nine months ended September 30, 2007 compared to September 30, 2006. The yield on earning assets for the three months ended September 30, 2007 decreased to 6.95% from 7.00% for the same three months in 2006 as a result of a reduction in rates paid on Federal Funds Sold.

While the yield on earning assets decreased 5 basis points from 2006 to 2007, the cost of interest-bearing liabilities increased 36 basis points. The increase in the Bank’s cost of funds was primarily a result of the introduction of premium rate anniversary products in 2007 including the interest-bearing checking account for non-profit organizations as well as deposit migration from its lower interest savings products to the higher rate signature savings product resulted in a higher cost of funds.  Also, the rates the Bank paid on its certificates of deposits increased in line with market conditions.  All of these factors resulted in a $71 thousand, or 27.8%, increase in the Bank’s interest expense for the quarter ending September 30, 2007 compared to the same quarter in 2006 and an increase of $243 thousand, or 26.5%, for the nine months ended September 30, 2007 compared to the same period in 2006.

While the Bank experienced a 35 basis point margin compression, because its deposit base includes many core checking and savings deposits that are not sensitive to rate changes, it was not as severe as other banks in its peer group.  However, in light of recent reductions in rate by the Federal Reserve, management will review and reduce and tier the rates on these products to mitigate future interest rate risk and margin compression.

Provision for Loan Losses

The Bank made provisions totaling $10 thousand for the quarter ending September 30, 2007 compared to $40 thousand for the same quarter in 2006.  Provisions for the nine months ended September 30, 2007 totaled $70 thousand for the nine months ended September 30, 2007 compared to $115 thousand for the nine months ended September 30, 2006. The Bank was not affected by the recent fallout in the sub-prime lending market as it was not a lender or purchaser of this type of residential mortgage loan.  The provisions made in 2007 were based on review and analysis of the Bank’s loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased $12 thousand, or 3.90%, for the quarter ending September 30, 2007, compared to the same quarter in 2006 and decreased $38 thousand, or 3.74%, for the nine months ended September 30, 2007 compared to 2006.

Customer service fees declined by $8 thousand, or 5.14%, for the quarter ended September 30, 2007, compared to 2006 and $29 thousand, or 6.41%, for the nine months ended September 30, 2007 compared to 2006. The decline came as a result of less activity fees on deposits because of higher average balances resulting in less minimum balance and overdraft fees. In addition, ATM fees declined by $12 thousand, or 10.04% for the quarter ending September 30, 2007, compared to 2006 and declined $55 thousand, or 13.79%, for the nine months ended September 30, 2007 compared to 2006 because of increased competition as well as poor service resulting in a high level of down-time.  In July 2007, the Bank converted to a new service provider to improve the efficiency of its network.

Loan syndication fees increased $5 thousand, or 25%, for the quarter ended September 30, 2007 compared to 2006 and increased $5 thousand, or 5.56%, for the nine months ended September 30, 2007 compared to 2006.  The Bank continues to serve as agent/arranger for two (2) facilities for which annual fees are projected to be a minimum of $120 thousand.  Management is actively pursuing growth in this line of business and will market this service to local corporations.

Noninterest Expense

Salaries and benefits decreased $20 thousand, or 4.66%, for the quarter ended September 30, 2007 compared to 2006 and decreased $60 thousand, or 4.68%, for the nine months ended September 30, 2007 compared to 2006. The decrease is primarily related to the consolidation/elimination of several highly paid management positions in the third quarter of 2006.  Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Occupancy expense increased $37 thousand, or 15.17%, for the quarter ended September 30, 2007 compared to 2006 and increased $29 thousand, or 3.88% for the nine months ended September 30, 2007 compared to 2006.  The increase is primarily attributable to costs related to the switch to a new ATM maintenance provider in July 2007.  The move to the new provider was made in effort to improve the ATM service level and up-time to increase the Bank’s ATM fee income.

Office operations and supplies expense decreased $4 thousand, or 5.24%, for the quarter ended September 30, 2007 compared to 2006 and was the same for the nine months ended September 30, 2007 compared to 2006.  The decrease for the quarter is primarily related to a reduction in supplies expense.

Marketing and public relations expense decreased $10 thousand, or 36.42%, for the quarter ended September 30, 2007 compared to 2006 and increased $3 thousand, or 3.11% for the nine months ended September 30, 2007 compared to 2006. In January 2007, the Bank hired a marketing consultant to assist with the implementation of its marketing campaign to introduce new products and services including a direct mail solicitation, ongoing newspaper advertisements, and billboards.  However, during the summer months, marketing was significantly curtailed because potential customers typically vacation during this period. Additional spending is projected in marketing and advertising during the Fall/Winter 2007 to continue the Bank’s re-branding and specific product marketing to achieve growth in the balance sheet.

Professional services expense decreased approximately $11 thousand, or 17.07%, for the quarter ended September 30, 2007 compared to 2006 and decreased $23 thousand, or 11.10%, for the nine months ended September 30, 2007 compared to 2006. The decrease during the quarter is primarily attributable to a decrease in consulting fees.  In 2006, the Bank used consultants to assist with information technology matters.  The decline for the nine months is a result of the elimination of a monthly legal retainer for the Bank’s general counsel because of fewer legal matters.  Legal services are now billed based on actual hours spent.

Data processing expenses increased $10 thousand, or 9.56% for the quarter ended September 30, 2007 compared to 2006 and increased $27 thousand, or 8.74% for the nine months ended September 30, 2007 compared to 2006. The increase during the quarter relates to the implementation of a new e-banking platform for the Bank’s remote deposit capture product.  This platform will be used by the Bank’s corporate customers to perform cash management transactions.  The increase is also related to the Bank’s ATM processing expense—specifically, its net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.  Transaction volume for the Bank’s ATM network is improving as the result of the conversion to a new ATM service provider but is still less than prior years as the result of new competition and ATM down-time for repairs.

Federal deposit insurance assessments increased $13 thousand, or 46.25%, for the quarter ended September 30, 2007 compared to 2006 and increased $31 thousand, or, 37.24%, for the nine months ended September 30, 2007 compared to 2006.  The FDIC adopted new rules in 2006 to re-capitalize the deposit insurance fund that resulted in increased deposit insurance premiums in 2007.  Assessments are based on many factors including the Bank’s current regulatory ratings.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls.  The current Agreement requires the Bank maintain a minimum Tier 1 leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At September 30, 2007, the Bank’s Tier 1 leverage ratio was 9.71%, which is well above the 7.00% minimum requirement.  Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions.  Failure to comply could result in additional regulatory supervision and/or actions.

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

At September 30, 2007, an asset sensitive position is maintained on a cumulative basis through 1 year of 8.98% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis.  The current gap position is primarily due to the level of Federal Funds Sold as well as loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at September 30, 2007.

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

As of the date of this report, there have not been any changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect its internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

UNITED BANCSHARES, INC.

Date: November 14, 2007	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2007	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.