Form 10-K
period 2007-12-31
UNITED BANCSHARES INC /PA
filed 2008-04-15
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Yes [ ]   No  [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definitions of accelerated filer, large accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check One):

[ ] Large Accelerated filer  [ ] Accelerated filer   [ ] Non-accelerated filer  [x] Smaller Reporting Company

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes      No X

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_______________] on June 30, 2007.   Not applicable, the Registrant shares are not publicly traded.

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

As of March 3, 2008 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 48 through 49.  There are 76 pages in this report.

FORM 10-K
United Bancshares, Inc.
Index

Item No.	Page

PART I

PART IV

15.	Exhibits and Financial Statements Schedules	43

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 3, 2008.

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

As of March 3, 2008, UBS and the Bank had a total of 30 employees.

United Bank of Philadelphia

United Bancshares, Inc. is an African American controlled and managed bank holding company for United Bank of Philadelphia (the “Bank”), a commercial bank chartered in 1992 by the Commonwealth of Pennsylvania, Department of Banking.  The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank provides full service community banking in Philadelphia neighborhoods that are rich in diversity providing a market opportunity that includes men, women, families, small business owners, skilled laborers, professionals and many more who value home ownership and need banking services to help make their dreams come true.

The Bank conducts all its banking activities through its three offices located as follows:  West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  In addition, the Bank leases and concurrently subleases to another company, the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows it to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2007, the Bank had total deposits aggregating approximately $66.1 million and had total net loans outstanding of approximately $44.6 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 381 census tracts and, based on census data, 249 or 65% of these are designated as low to moderate-income tracts while 105 or 27.5% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  It was also awarded grants from the Commonwealth of Pennsylvania and City of Philadelphia in 2006 and 2007 to loan activity in low to moderate income communities.

The Bank will seek to strengthen communities in the Philadelphia region with innovative products and services including remote deposit capture as well as enhanced e-banking functionality. The Bank engages in commercial banking business with a particular focus on, and sensitivity to, groups that have been traditionally under-served, including Blacks, Hispanics and women.  The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

A broad range of credit products is offered to the businesses and consumers in the Bank’s service area, including commercial loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and secured credit card loans.  At March 3, 2008, the Bank’s maximum legal lending limit was approximately $1,199,000 per borrower.  However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

Segments

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other.  For example, commercial lending is dependent upon the ability of the Bank to fund it with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

Access to the Bank’s Website and the United States Securities and Exchange Commission Website

Reports filed electronically by United Bancshares, Inc.’s with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8–K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank’s web site at www.ubphila.com  under the “investor information” section.  These files are also accessible on the Commission’s website  at  www.sec.gov .

Competition

There is increasing competition among financial institutions in the Bank’s service area.  Money center banks have continued to position new branches in once abandoned neighborhoods seeking to grow market share in minority communities.  The Bank competes with local, regional and national commercial banks, as well as savings banks and savings and loan associations.  Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services.  To date, the Bank has attracted, and believes it will continue to attract its customers from the deposit  base of such existing banks and financial institutions largely due to the Bank’s mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service.  The Bank’s strategy has been, and will continue to be, to emphasize personalized services with special sensitivity to the needs of Blacks, Hispanics and women and to offer competitive rates to borrowers and depositors.

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

The principal competition for deposits and loans has been other depository institutions.  The Bank also competes with other financial intermediaries such as brokerage houses offering investment vehicles to the general public.  Other entities, both public and private, seeking to raise capital through the issuance and sale of debt or equity securities are also competitors with banks and savings and loan associations in the acquisition of deposits.

Major corporations with operations in the Philadelphia region will also be targeted for business including deposits, loan syndications and other banking services.  An example of this strategy in action is the alliance the Bank has developed in a broker relationship with a local health insurance provider to sell reduced rate health insurance to its customers resulting in commission fee income.   Adding this service to its arsenal of services presents the opportunity for the Bank to cross-sell other products and service to small business owners.

Supervision and Regulation

Regulation of United Bancshares, Inc.

UBS, as a Pennsylvania business corporation, is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities commissions concerning matters relating to the offering and sale of its securities.  Accordingly, if UBS wishes to issue additional shares of its Common Stock, for example, to raise capital or to grant stock options, UBS must comply with the registration requirements of the Securities Act of 1933, as amended, and any applicable states securities laws, or use an applicable exemption from such registration, if available.

The Bank Holding Company Act

UBS, as a bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and supervision by the Federal Reserve Board. The BCH Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. UBS is subject to the supervision of and inspection by the Federal Reserve Board and is required to file with the Board an annual report and such additional information as the Board may require pursuant to the BHC Act and its implementing regulations.

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

Regulation of the Bank

The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the FDIC.  In December 2007, to better avail itself of the minority bank resources offered by the FDIC, the Bank voluntarily surrendered its Federal Reserve Membership and simultaneously applied and was accepted as an FDIC regulated institution.  The FDIC regulates more minority/community banks than any other regulator. Therefore, beginning January 1, 2008, the FDIC became the Bank’s primary regulator. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation. Below are summarized those laws and regulations which have material impact on the operations and expenses of the Bank and thus UBS.

Branch Banking

The Pennsylvania Banking Code of 1965, as amended, the (“Banking Code”), has been amended to harmonize Pennsylvania law with federal law to enable Pennsylvania banking institutions, such as the Bank, to participate fully in interstate banking and to remove obstacles to out of state banks engaging in banking in Pennsylvania.

FDIC Membership Regulations

  The FDIC is (i) empowered to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) is authorized the FDIC to remove executive officers who have participated in such violations or unsound practices; (iii) has restricted lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) has restricted management personnel of the Bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area.  Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

The Federal Deposit Insurance Corporation Act

  The Federal Deposit Insurance Corporation Act (the “FDIC Act”) includes several provisions that have a direct material impact on the Bank.  The most significant of these provisions are discussed below.

The Bank is insured by the FDIC, which currently insures the Bank’s deposits to a maximum of $100,000 per depositor. For this protection, each insured bank pays a quarterly statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium.  The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant.  A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank and/or UBS.

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

In November 2006, the FDIC adopted final regulations to implement the Reform Act. The final regulations include the annual assessment rates that took effect at the beginning of 2007. The new assessment rates for all banks can vary between five and forty-three cents for every $100 of domestic deposits.   However, although the Bank is adequately capitalized, because of its current regulatory rating and designation as a “troubled financial institution”, its rate was twenty-eight cents for every $100 of deposits.  As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the Bank had an assessment credit to initially offset a portion of its premium in 2007. The assessment credit for United Bank of Philadelphia was $122,000. The assessment credit will continue to be used to reduce deposit premiums that would otherwise be due. The Bank’s usage of the credit is limited to the average assessment of all institutions of between five and seven cents for every $100.  With this credit, the net premium  for the Bank was twenty-three cents per $100, or $154,597--an increase of 40%, or $32,093, from its 2006 deposit insurance assessment.

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

The Community Reinvestment Act

The Bank is required, by the CRA Act and its implementing regulations, to: (i) meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank’s CRA Act record is taken into account by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition.  The CRA Act also requires the federal banking agencies to make public disclosure of their evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA Act examination the Bank was given an “outstanding” CRA Act rating.

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

The Patriot Act

The Patriot Act of 2001 which was enacted in the wake of the September 11, 2001 attacks, include provisions designed to combat international money laundering and advance the U.S. government’s war against terrorism. The Patriot Act, and the regulations, which implement it, contains many obligations, which must be satisfied by financial institutions, such as the Bank, which include appropriate policies and procedures and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers all of which involve additional expenses for the Bank. In March of 2006 the Patriot Act, which was about to expire, was extended. The provisions in the Patriot Act concerning anti-terrorism were extended and provisions were added to the Patriot Act to curb certain of the criminal investigation powers that were in the original Patriot Act.  The failure to comply with the patriot Act could have serious legal and reputational consequences for a financial institution.

The Sarbanes-Oxley Act of 2002 (The” SOX Act”)

 On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. On December 15, 2006, the Securities and Exchange Commission delayed the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to periods ending after December 15, 2007. In accordance with the requirements of Section 404(a), Management’s report on internal controls is included herein at Part 9. On January 31, 2008, the SEC proposed a further one-year delay from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009 for the auditor’s attestation report on internal controls over financial reporting.

The Bank, in compliance with the Sarbanes-Oxley Act of 2002, has made the determination that the Audit Committee of the Bank has a “financial expert” on the committee. This “financial expert” is Joseph Drennan, an independent director of the Bank, who is not associated with the daily management of the Bank.  Mr. Drennan is a former bank executive and currently serves as Chief Financial Officer for a venture capital firm.  He has an understanding of financial statements and generally accepted accounting principles.

In 2007, the Audit Committee of the Bank and the Board of Directors adopted and implemented a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of the Bank in compliance with the Sarbanes-Oxley Act.

Regulatory Action

 In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (“Agreement”) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls.  That Agreement required the Bank to maintain a minimum leverage capital ratio of 7.00%. As of December 31, 2002, the Bank had met the required ratios by continuing to implement strategies that included improving profitability, consolidating branches, and soliciting new and additional sources of capital. At December 31, 2007, the Bank’s Tier 1 leverage ratio was 9.95%--295 basis points above the 7.00% minimum requirement.  Management continues to address all matters outlined in the Agreement and believes that the Bank is substantially in compliance with the Agreement’s terms and conditions.  Failure to comply could result in additional regulatory supervision and/or actions.

The Bank voluntarily surrendered its Federal Reserve Membership effective December 31, 2007.  As a result, the Agreement terminated.  The Bank applied for and received approval to have the FDIC be its primary regulator effective January 1, 2008.  Taking into account the results of the 2007 regulatory examinations, the FDIC and the Commonwealth of Pennsylvania issued new regulatory orders (“Orders”) that parallel the Agreement the Bank had with the Federal Reserve and Commonwealth Department of Banking except for the addition of several new provisions to further enhance credit administration and Asset Liability Management reporting to the Company’s Board of Directors.

Management believes that the Bank is substantially in compliance with the Agreement’s terms and conditions and will comply with the requirements of the Orders. Management continues to address all matters outlined in the Order.  Failure to comply could result in additional regulatory supervision and/or actions.

ITEM 1A--RISK FACTORS

Below is a list of the significant risks that concern UBS, the Bank and the banking industry.  The list may not be a complete listing and has not been prepared in any certain order.

Changes in the economy could have an adverse affect on the Company

The strength of the U.S. economy and the local economy in which the Bank operates may be different than expected.  The business and earnings of the Bank are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region.  These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, all of which are beyond the Bank’s control.  A downturn in the economy could result in a decrease in products and service demand, an increase in loan delinquencies and increases in problem assets.  Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans.  These factors could result in an increase in the provision for loan losses and a decrease in net income.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES

Corporate Headquarters

United Bank of Philadelphia’s corporate office is located in The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia.   In February 2005, the Bank began a 10-year lease for its new Center City headquarters location.  The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor, including executive offices, operations, finance, human resource, and security and loss prevention functions.  The average monthly lease rate over the term of the lease is $15,170.

In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building.  The Bank simultaneously subleased this space to another company with the exception of the lobby in which its automated teller machine (ATM) is located.   The lease expires in September 2009. The Bank’s average aggregate gross monthly rental is $5,012 of which the tenant pays an average monthly rent of $3,581. In addition, the Bank pays $1,500 per month for the ATM lobby plus one third of common area maintenance.

Mt. Airy Branch

The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. Management believes this branch has not reached its capacity and looks forward to increased business opportunities in this area. To further enhance its appeal, the internal appearance of this branch was updated in 2006 to include new paint, flooring, and furnishings.   This facility, comprising a retail banking lobby, teller area, offices, and vault and storage space is currently leased at a monthly rental of $4,077.

West Philadelphia Branch

The Bank owns and operates the branch location at 3750 Lancaster Avenue.  This branch is located in close proximity to two major universities and hospitals.   It is comprised of approximately 3,000 square feet.  Internal and external renovations are planned for this branch in 2008. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine.  The basement provides storage for the facility.

Progress Plaza Branch

The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania.  The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis.   This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault.  The aggregate monthly rental for this facility is $3,875 per month.  Extensive improvements to the shopping plaza in which this branch is located will be completed in 2008.   The Bank will be relocated within the shopping plaza in a space to be constructed by the Spring of 2008.  The lease on this facility is currently on a month-to-month basis until occupancy of the new facility.  Terms of the lease for the new space have been negotiated to include a term of ten years with average aggregate gross monthly rent of $5,996.

ITEM 3 — LEGAL PROCEEDINGS

No material litigation or  claims have been instituted or threatened by or against UBS or the Bank.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A shareholders’ annual meeting of UBS was held on December 7, 2007.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of two (2) Class D directors to serve four year terms and the ratification of the appointment of McGladrey and Pullen LLP as UBS’ independent registered public accountants for the year 2007.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

56.411% Shares Voted	492,579.66 of 873,192.32 Shares
16.847% Accounts Voted	530 of 3,146 Accounts

Question	YES	NO	WITHHOLD/ABSTAIN
Evelyn F. Smalls (CLASS D)	98.596% 485,662.33	0.00% 0.00	1.404% 6,917.33
William B. Moore (CLASS D)	91.335% 449,895.66	0.00% 0.00	8.665% 42,684.00
Ratify McGladrey and Pullen, LLP	93.358% 459,862.33	0.244% 1,200.00	0.639% 31,517.33

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

There were no capital stock transactions during 2007 and 2006.

As of March 3, 2008 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Net interest income	$3,600	$3,622	$3,571	$3,279	$3,290
Provision for loan losses	120	137	558	45	565
Noninterest income	1,320	1,415	1,582	3,655	1,891
Noninterest expense	4,753	4,780	4,864	5,242	5,732
Net income (loss)	47	119	(269)	1,647	(1,115)
Net income (loss) per share – basic	0.04	0.11	(0.25)	1.54	(1.03)
Net income (loss) per share – fully diluted	0.04	0.11	(0.25)	1.50	(1.03)

Balance sheet totals:
Total assets	$75,232	$73,935	$72,210	$72,301	$74,717
Net loans	44,594	41,957	45,950	46,490	46,690
Investment securities	13,921	15,891	13,706	13,560	15,637
Deposits	66,084	64,924	63,324	63,172	67,117
Shareholders’ equity	8,685	8,614	8,492	8,811	7,235
Ratios:
Tangible Equity to assets	10.17%	9.93%	9.87%	9.89%	6.85%
Return on assets	0.06%	0.16%	(0.37)%	2.38%	(1.38)%
Return on equity	0.62%	1.63%	(3.78)%	26.96%	(13.03)%

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

Executive Brief

United Bank of Philadelphia is the only African American-owned and controlled community development financial institution headquartered in Philadelphia. With increased competition in the marketplace from money center banks and other African American-owned and controlled banks with headquarters in other states, management must maximize its competitive advantage by leveraging its strategic partnerships and relationships to increase market penetration and to help ensure that the communities it serves have full access to financial products and services. Management’s goal is to continue to increase core profitability and build franchise/shareholder value by:

•	Increasing deposits and loans
•	Managing and controlling credit risk
•	Managing and controlling interest rate risk
•	Attracting and retaining talented staff
•	Enhancing the branch network and alternative delivery options

Increasing deposits and loans

In 2007, while the Bank’s total assets grew by $1.3 million, or 1.76%, it only achieved modest profitability of $47,000.  Even though the Bank’s net interest margin remained relatively strong at 5.19%, the 2007 financial results were negatively impacted by competition from money center banks that have placed new branches in close proximity to the Bank’s branches. The neighborhoods in which the Bank’s branches are located had seen a departure of these types of financial institutions in the late 80’s and early 90’s when the Bank was formed. These institutions now understand the relevance of these communities to increase market share.  With significantly more capital, these banks are often able to offer higher interest rates, longer hours, and state of the art branches and ATMs.  As a result, growth in the Bank’s deposits and loans has become more challenging. Collaboration among the Bank, regional corporations, small businesses and the community is the Bank’s most important business development strategy to overcome these challenges.  The Bank’s role will be that of a connector; to link the corporate community, small businesses and low and moderate income neighborhoods.  As such, the Bank will form partnerships, gather deposits from the corporate community, use these funds to lend to small businesses and nonprofits throughout the region and arrange and lead credit facilities that generate fee income.  The Bank has already begun to demonstrate the effectiveness of this type of collaboration with regional corporations including a health insurance provider and cable operator where the Bank has been the recipient of deposits, established a loan fund and received fees for credit syndication services.

Managing and controlling credit risk
In 2007, the Bank experienced an increased migration of loans to “impaired” status for which the balance now exceeds $1 million.  Typically these customers no longer demonstrate the ability to service their debt from the ongoing operations of their businesses.  The Bank’s source of repayment becomes the net liquidation value of the underlying collateral.  Based on a recent evaluation, the risk related to these credits is almost completely mitigated by strong collateral positions in real estate or guarantees of the SBA. However, management is mindful of the need to proactively manage these exposures by constantly communicating with customers and detailing requirements in forbearance agreements. Management will aggressively work with its attorneys to expedite repayment activity. To avoid further deterioration of credit quality, management will convene frequent asset quality meetings to identify and manage identified risks before they become severe problems.  Also, loans will be underwritten to ensure that loans meet the Bank’s tightened risk tolerance standards.

Managing and controlling interest rate risk
From September 2007 to March 2008, the Federal Reserve reduced interest rates by 300 basis points.  This unexpected reduction resulted in the immediate repricing of all of the Bank’s adjustable rate loans that are indexed to prime as well as a reduction in the interest earned on Federal Funds Sold, the Bank’s overnight investments.   To minimize margin compression, the Bank simultaneously reduced the rates on its premium rate savings, interest checking products and certificates of deposit.  The Bank currently has a “positive” gap position which makes it more vulnerable to declining interest rates.  This position is due largely to the high level of Federal Funds Sold and loans with immediate repricing characteristics.  Management will actively manage the Bank’s exposure to interest rate risk by modifying the mix of investments and loan structures to lock in yields to minimize further compression in the current falling rate environment.

Attracting and retaining talented staff
With the decline in interest rates, the Bank can no longer compete for business with premium interest rate products.  It must instead reinforce its sales and service team with individuals who embrace the meaning of “service” and aggressively cross-sell the mission, products and services of the Bank.  Management will seek to supplement the team with experienced bankers who possess the knowledge and versatility to explain the Bank’s mission and ask for the business instead of waiting for it to come.  The focus of the Bank’s business development staff is to proactively manage relationships to attract and retain a strong core customer base.  While the Bank originated more than $9 million in commercial loans during 2007, it experienced more than $4 million in payoffs/paydowns.  Many of the  paydowns were attributed to loan participations the Bank has with other financial institutions. Because the Bank does not have a direct relationship with these loan customers, payoffs are often unexpectedly received.

Enhancing the branch network and alternative delivery options
Customer service will be improved through more efficient and effective use of technology.  This process began in 2007 with the implementation of a new e-banking platform in 2007 that allows for more robust cash management by its customers including remote deposit capture, automated clearing house (ACH) origination and on-line real time transaction views.  In addition, a new loan origination platform was implemented to expedite the loan underwriting process as well as streamline backroom operations by integration with the Bank’s core system.  The Bank also overhauled its website to improve the ease of use as well as provide “fillable” applications for loans and deposits.

Finally, management has engaged in a more aggressive marketing and advertising campaign to get the Bank back into the marketplace and in the minds of potential customers. With increased competition in the region, branding and visibility are critical to the success of the Bank’s strategies.   Full advantage will continue to be taken of the co-branding opportunities with the Bank’s strategic alliances to increase the Bank’s small business lending, fee income services and to grow deposits.  In addition, newspaper (advertising/articles), radio (interviews/advertising), and direct mail solicitation will continue to be utilized.

Results of Operations

In 2007, the Company recorded net income of $47,000 ($0.04 per share) compared to net income of $119,000 ($0.11 per share) in 2006 and a net loss of $269,000($0.25 per share) in 2005.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets:
Interest-earning assets:
Loans	$43,674	$3,516	8.05%	$45,863	$3,626	7.91%	$47,861	$3,429	7.16%
Investment securities held-to-maturity	11,917	585	4.91	9,513	427	4.49	8,636	357	4.13
Investment securities available-for-sale	3,249	170	5.23	3,119	150	4.81	3,852	180	4.67
Interest bearing balances with other banks	281	16	5.69	281	8	2.85	584	10	1.71
Federal funds sold	10,294	525	5.10	7,140	357	5.00	5,482	180	3.29
Total interest-earning assets	69,415	4,812	6.93	65,916	4,568	6.93	66,415	4,156	6.26

Noninterest-earning assets:
Cash and due from banks	3,052			3,606			3,772
Premises and equipment, net	1,046			1,046			1,073
Other assets	2,349			2,573			2,648
Less allowance for loan losses	(561)			(510)			(683)
Total	$75,301			$72,631			$73,225

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$10,576	171	1.61%	$9,906	111	1.12%	$9,204	64	0.71%
Savings deposits	20,302	287	1.41	17,759	138	0.78	17,069	58	0.34
Time deposits	21,640	754	3.49	22,264	697	3.13	23,344	463	1.98
Total interest-bearing liabilities	52,518	1,212	2.31	49,929	946	1.89	49,617	585	1.18

Noninterest-bearing liabilities:
Demand deposits	13,885			13,993			14,668
Other	570			520			444
Shareholders’ equity	8,328			8,189			8,496
Total	75,301			72,631			73,225
Net interest income		3,600			$3,622			$3,571
Net yield on interest-earning assets			5.19%			5.50%			5.38%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans.

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

Net interest income totaled $3,600,000 in 2007, a decrease of $22,000, or 0.61%, compared to 2006. Net interest income was $3,622,000 in 2006, an increase of $51,000, or 1.43%, compared to 2005.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(174)	$64	$(110)	$(160)	$357	197
Investment securities held-to-maturity	118	40	158	39	31	70
Investment securities available-for-sale	7	13	20	(35)	5	(30)
Interest-bearing deposits with other banks	-	8	8	(9)	7	(2)
Federal funds sold	161	7	168	83	94	177
Total Interest-earning assets	112	132	244	(82)	494	412
Interest paid on:
Demand deposits	14	45	59	$8	39	47
Savings deposits	41	109	150	5	75	80
Time deposits	(26)	83	57	(34)	268	234
Total interest-bearing liabilities	29	237	266	(21)	382	361
Net interest income	$83	$(105)	$(22)	$(61)	$112	$51

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

In 2007, there was an increase in net interest income of $83,000 due to changes in volume but a decrease of $105,000 due to changes in rate. In 2006, there was a decrease in net interest income of $61,000 due to changes in volume and an increase of $112,000 due to changes in rate.

Average earning assets increased to $69.4 million in 2007 from $65.9 million in 2006.  However, the net interest margin of the Bank decreased to 5.19% in 2007 from 5.50% in 2006 and 5.38% in 2005. The margin reduction in 2007 was driven by an increase in the Bank’s interest expense on its deposits.  The cost of funds increased 42 basis points in 2007while the yield on earning assets remained unchanged from 2006.

In 2006, the Bank introduced a premium rate statement savings account.  In 2007, the rate on this product was increased from 3.50% to 4.00% to attract and retain customers.  Previously, the Bank paid .50% on similar products.  Much of the average $2.6 million deposit growth experienced in 2007 was in these higher interest rate products. In addition, many of the Bank’s existing customers migrated to these products. Rates on maturing certificates of deposit were also increased because of market pressures in a higher interest rate environment. When setting the rates for its deposits, the Bank generally uses the median rate paid by its competitors in the region.

During 2007, the average federal funds yield was 5.10% compared to 5.00% in 2006 and 3.29% in 2005.  The average investment in federal funds increased by $3,154,000—this, coupled with an increase in the Federal Funds rate, resulted in an increase of $168,000 in interest income on federal funds sold.

The yield on the investment portfolio increased 41 basis points to 4.98% in 2007compared to 4.57% in 2006 and 4.30%. 2005.  The increase in yield was the result of the maturity of lower yielding agency securities purchased in 2004 that were replaced with higher yielding agency and mortgage-backed securities in 2006 and 2007.  In addition, some of the Bank’s floating rate mortgage-backed securities that had Treasury and LIBOR indices repriced in 2007 in a higher interest rate environment.  However, the average yield is projected to decrease in 2008 to 4.50% or less because of the projected call of more than $2 million higher yielding agency securities and replacement in the current declining interest rate environment.  Management will seek to shift proceeds from calls, when possible, to higher yielding commercial and/or consumer loan portfolios while continuing to monitor and manage its liquidity position.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The net provision for loan losses charged against earnings in 2007 was $120,000 compared to $137,000 in 2006 and $558,000 in 2005. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover potential credit losses in the portfolio.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2007. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income decreased $94,000, or 6.65%, in 2007 compared to 2006 and decreased $168,000, or 10.61%, in 2006 compared to 2005.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2007, customer service fees declined $12,000, or 2.06%, compared to 2006 and declined $79,000, or 11.54%, in 2006 compared to 2005. Over the last several years there has been a decline in the Bank’s average noninterest bearing demand deposits. This decline resulted in less overdraft fees, activity service charges and low balance fees.  Although noninterest bearing demand deposit levels were somewhat stabilized in 2007, higher balances were being maintained by customers to avoid service charges.

During 2007, surcharge income on the Bank’s ATM network declined $63,000, or 12.17%, compared to 2006, and declined $53,000, or 9.28%, compared to 2005.  Some of the Bank’s ATMs have experienced significant reductions in volume as competitors have placed machines in close proximity to existing high volume ATMs of the Bank.   Early in 2007, the Bank experienced a high level of down-time due to poor service.  In July 2007, the Bank converted to a new service provider to improve the efficiency of its network.  Management has identified several potential high volume locations to offset the decline in volume.  In addition, the ATM surcharge fee level will be reviewed and adjusted on a per machine basis to include a convenience factor for machines in more remote locations.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank syndicates back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2007, these fees totaled $120,000 compared to $150,000 in 2006 and $202,000 in 2005.  The decline in 2007 was the result of the non-renewal of one credit facility in September 2007 for which the Bank’s fees were $30,000.  The decline in 2006 was the result of the non-renewal of one credit facility for which the Bank’s fees were $52,000.  In 2007, the Bank continued to serve as agent/arranger for two (2) facilities and has been selected by another public utility to be an arranger for a facility in 2008.  Fees on these facilities will be received annually for the administration of the credit facilities.   Management plans to continue to develop this core line of business to generate fee income to support the Bank’s profitability goals.

In 2006, the Bank was awarded a $50,000 grant by the Commonwealth of Pennsylvania to support a loan program for small businesses and non-profit organizations.  In 2007, the Bank was awarded $50,000 in matching funds by the City of Philadelphia for this loan program. These grants are included in other income for the respective years.

In 2007, the Bank sold a commercial property it had assumed from a former loan customer in foreclosure that was included in other real estate for a net gain of $24,000.  This gain is included in other income.

Noninterest Expense

 Noninterest expense decreased $27,000, or 0.57%, in 2007 compared to 2006, and decreased $84,000, or 1.72%, in 2006 compared to 2005.

Salaries and benefits decreased $120,000, or 6.87%, in 2007 compared to 2006 and decreased $84,000, or 4.59%, in 2006 compared to 2005. As part of the Bank’s continued effort to reduce/control expenses there were staff reductions and job consolidations. Management continues the review of its staffing model to ensure the Bank is operating with the most efficient organizational structure.

Occupancy and equipment expense increased $25,000, or 2.50%, in 2007 compared to 2006 and decreased $1,200, or 0.13%, in 2006 compared to 2005.  Leasehold improvement expenses were incurred during the last quarter of 2006 to renovate the interior of the Bank’s Wadsworth Avenue branch including paint, flooring and new furnishings.  Additional improvements were completed in 2007 to the exterior of this branch building including painting, signage and landscaping.  Similar interior and exterior improvements were deferred but are planned for the Bank’s West Philadelphia branch in 2008.  These renovations have resulted in increased leasehold/furniture depreciation expense.   In addition, the Bank’s Progress Plaza branch is scheduled to be re-located in the Spring of 2008 to a newly built space within the shopping plaza where it is currently located. A new 10-year lease has been negotiated that will result in an increase of $25,000, on an annualized basis, in the Bank’s rent expense.

Office operations and supplies expense increased $10,000, or 3.27%, in 2007 compared to 2006, and decreased $36,000, or 10.43% in 2006 compared to 2005 and decreased $67,000, or 16.18%, in 2005 compared to 2004. During 2007, the Bank’s telephone expense increased by $17,000 as a result of increased high speed lines to improve communication in the Bank’s wide area network. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if expense reductions can be made.

Marketing and public relations expense increased $5,000, or 4.39%, in 2007 compared to 2006, and increased $15,000, or 15.27%, in 2006 compared to 2005.  In January 2007, the Bank hired a marketing consultant to assist with the implementation of its marketing campaign to re-brand and introduce new products and services including a direct mail solicitation, newspaper advertisements, and billboards.

Professional services decreased $35,000, or 11.87%, in 2007 compared to 2006, and increased $25,000, or 9.49%, in 2006 compared to 2005. The decline in 2007 is a result of the elimination of a monthly legal retainer for the Bank’s general counsel because of fewer legal matters.  Legal services are now billed based on actual hours spent. Consulting expenses also declined in 2007.  In 2006, the Bank used consultants to assist in the evaluation of several business transactions.

Data processing expenses are a result of the management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an extensive ATM network of twenty-eight (28) machines for which it pays processing fees.  This network is larger than most banks in its peer group.

Data processing expenses increased $35,000, or 8.24%, in 2007 compared to 2006, and increased $14,000, or 3.53%, in 2006 compared to 2005. The increase in 2007 relates to the implementation of a new e-banking platform for the Bank’s remote deposit capture product.  This platform will be used by the Bank’s corporate customers to perform cash management transactions.  The increase is also related to the Bank’s ATM processing expense—specifically, its net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.

Federal deposit insurance premiums increased $44,000, or 39.67%, in 2007 compared to 2006, and decreased $2,000, or 2.17%, in 2006 compared to 2005. FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system.  Under this system, bank strength is based on three factors: 1) asset quality, 2) capital level, and 3) management.  Premium assessments are then assigned based on the institution’s overall rating, with the stronger institutions paying lower rates.  By typical regulatory guidelines the Bank is considered “well” capitalized, however, because it was operating with a Written Agreement (Refer to “Regulatory Action” above), it is only considered to be “adequately” capitalized.  The FDIC adopted new rules in 2006 to re-capitalize the deposit insurance fund that resulted in increased deposit insurance premiums in 2007. (Refer to “The Federal Deposit Insurance Act” above)

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses increased $3,499,000, or 5.31% in 2007 compared to 2006 and increased approximately $499,000, or 0.75% in 2006 compared to 2005.

Table 3—Sources and Use of Funds Trends

	2007			2006
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	balance	amount	Percent	balance	amount	Percent
Funding uses:
Loans	$43,674	$(2,189)	(4.77%)	$45,863	$(1,998)	(4.17)%
Investment securities
Held-to-maturity	11,917	2,404	25.27	9,513	877	10.16
Available-for-sale	3,249	130	4.17	3,119	(733)	(19.03)
Interest-bearing balances with other banks	281	0	0	281	(303)	(51.88)
Federal funds sold	10,294	3,154	44.17	7,140	1,658	30.24
Total uses	$69,415	$3,499		$65,916	$(499)
Funding sources:
Demand deposits:
Noninterest-bearing	$13,885	$($108)	(0.77%)	$13,993	$(675)	(4.60)%
Interest-bearing	10,576	670	6.76	9,906	702	7.63
Savings deposits	20,302	2,543	14.32	17,759	690	4.04
Time deposits	21,640	(624)	(2.80)	22,264	(1,080)	(4.63)
Total sources	66,403	2,481		$63,922	$(363)

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

Average investment securities, increased $2.5 million, or 20.00%, in 2007 compared to 2006, and increased $144,000, or 1.15%, in 2006 compared to 2005.The increase in investments was primarily a result of additional liquidity created by payoffs/paydowns in the Bank’s loan portfolio.  Funds were re-deployed into short-term investments pending increased loan origination activity.

        The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency securities.  The Bank does not invest in high-risk securities or complex structured notes.  As reflected in Table 4 below, the average maturity of the portfolio is 2.60 years in 2007 compared to 2.90 years in 2006. In the current interest rate environment, the duration of the investment portfolio is shortened because of the short-term nature of the Bank’s callable agency securities that have an average life of 1.3 years.  These securities are typically used as collateral for short-term jumbo governmental certificates of deposit.

        At December 31, 2007, approximately 47% of the portfolio consisted of government sponsored agency (GSA) mortgage-backed pass-through securities.  These securities do not have the same risk characteristics of pooled subprime mortgages for which many financial institutions have experienced valuation declines and losses.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history.  This history better enables the Bank to project the repayment speeds. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment. Because customers are less likely to refinance in the current uncertain economic environment, the prepayment speed decreased on this component of the portfolio.  The constant one year prepayment rate (CPR) at December 31, 2007 was 13.00% compared to 14.42% at December 31, 2006.  This translates into 13.00% of the mortgage-backed pools repaying on an annual basis.  This results in less monthly cash flow than was received in 2006.

         The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement loans or securities that diversify risk and provide some level of monthly cash flow to fund the loan pipeline.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$1,000	3.63%	$4,499	4.66%	$1,000	5.38%	$-%		$6,499
Mutual funds and other	-	-	-	-	-	-	-		124
Mortgage-backed securities	-		-		-		-		7,290
Total securities	$1,000		$4,499		$1,000		-		$13,913
Average maturity									2.6 years

The above table sets forth the maturities of investment securities at December 31, 2007 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans decreased $2,189,000, or 4.77%, in 2007 compared to 2006 and decreased $1,998,000, or 4.17%, in 2006 compared to 2005. During 2007, the Bank funded $10.8 million in new commercial loans.  However, growth in the loan portfolio was offset by payoffs of some large loan participations the Bank had with other financial institutions.  The Bank has relationships with other financial institutions in the region with which it participates in loans to supplement loan growth and to diversify credit risk.  At December 31, 2007, the Bank had $4 million in loan participations --most of which are secured by real estate.

Management will attempt to minimize the level of payoffs and prepayments by providing counter offers and imposing prepayment penalties whenever possible.  The Bank will also use the capital markets whenever necessary to purchase loans to supplement its portfolio.  In May 2007, the Bank purchased $1.7 million in residential mortgage loans from another financial institution.  None of the purchased residential mortgage loans were originated in the subprime market.  They are seasoned well-performing loans.

As a result of increased origination activity during the quarter ending December 31, 2007 totaling $1.9 million, the Bank’s loan-to-deposit ratio improved to 67.22% compared to 64.62% at December 31, 2006. The target loan-to-deposit ratio is 75%.  This level would allow the Bank to optimize interest income on earning assets while maintaining adequate liquidity.

As reflected in Table 5 below, the Bank’s loan portfolio is heavily concentrated in loans secured by real estate. In 2007, of the $10.8 million in new commercial loan originations, many were real estate transactions, including $5 million in loans made to religious organizations.  Most of the commercial real estate loans are owner occupied.

As reflected in Table 6 below, approximately 50.80% of the Bank’s loan portfolio has scheduled maturities or reprice in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$4,463	$5,323	$4,544	$5,845	$5,322
Commercial real estate	28,640	27,016	28,441	22,442	17,901
Residential mortgages	6,549	5,551	7,546	10,665	15,110
Consumer loans	5,532	4,628	5,891	6,729	8,695
Total loans	$45,184	$42,518	$46,422	$45,681	$47,028

Table 6—Loan Maturities and Repricing

	Within	After one but	After
(Dollars in thousands)	one year	within five years	five years	Total
Commercial and industrial	$2,841	$591	$1,031	$4,463
Commercial real estate	4,848	9,698	14,094	28,640
Residential mortgages	691	337	5,521	6,549
Consumer loans	2,638	583	2,311	5,532
Total loans	$11,018	$11,209	$22,957	$45,184
Loans maturing after one year with:
Fixed interest rates				$10,152
Variable interest rates				24,014

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$745	$626	$683	$1,366	$1,588
Interest income included in net income
for the year	35	39	37	22	62
Interest income that would have been
recorded under original terms	65	51	56	143	120
Loans past due 90 days and still accruing	1,067	170	-	65	560
Restructured loans	1,206	1,311	554	1,411	569

At December 31, 2007, nonaccrual loans totaled $745,000 compared to $626,000 at December 31, 2006.  The non-accrual loans include commercial loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses.  At December 31, 2007, one loan totaling $110,000 had been submitted to the SBA for collection.

The balance of impaired loans was $1,788,000 and $896,000 at of December 31, 2007 and 2006, respectively. The increase is a result of several collateral-dependent loans for which borrowers do not show the ability to make payments from the cash flows generated by their businesses.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with these loans was $191,000 and $101,000 at December 31, 2007 and 2006, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment.  One loan, totaling $459,000, has a specific allowance of $166,000 at December 31, 2007 because of its severe delinquency and the uncertainty in the financial condition of the business and value of the underlying collateral.  Although the level of impaired loans increased significantly from 2006 to 2007, other loans classified as impaired did not require specific valuation allowances because of the strength of the estimated liquidation value of the underlying collateral that exceed the customers’ remaining loan balances. Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements in forbearance agreements.  Requirements might include the sale of underlying collateral or obtaining take-out financing.

Interest income recognized on impaired loans during the year ended December 31, 2007 and 2006 was $112,000 and $76,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers.  Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others.  At December 31, 2007, restructured loans totaled $1,206,000 compared to $1,311,000 at December 31, 2006.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Consistent with 2006, at December 31, 2007, approximately 33% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2007, several of these loans are now showing signs of  weakness and are included in the Bank’s classified loans and analysis of allowance for loan losses.  The Bank is actively managing these credits to avoid any further deterioration in asset quality.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio.  Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 1.28% at December 31, 2007 compared to 1.31% at December 31, 2006.  Systematic provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.  Although there was a substantial increase in the level of impaired loans in 2007, significant reserves/provisions were not required because of the strength of the liquidation value of underlying collateral. (Refer to Nonperforming Loans discussion above.)

The level of classified loans decreased to $2,288,000 at December 31, 2007 from $2,671,000 at December 31, 2006.  This decline is reflective of increased collection efforts that resulted in either the sale of underlying collateral or borrowers refinancing their loans with other financial institutions. Management continues to closely monitor and manage this credit to minimize the risk of loss.

Recent information from the Federal Reserve leadership suggests that the 2007 U.S. economy appears to be slowing with a looming recession.  The fallout in the subprime mortgage market has created credit quality challenges and significant write downs by financial institutions across the nation. It also appears to be the end of the commercial real estate boom. The Bank’s portfolio of commercial real estate consists primarily of owner occupied properties which minimizes credit risk. Subprime foreclosures have also continued to increase. Falling home values and over-leveraged consumers are contributing to increased delinquencies and charge-offs of consumer credits. The Bank did not originate a high volume of HELOCS or residential mortgage loans during the last five years of home price escalation. Home equity loans originated during this period were underwritten within the Bank’s LTV policy limits. Because of these factors, the Bank is somewhat insulated from negative industry trends related to residential loans.  However, the “trickle down” effect is always a concern in a recessionary economy with reduced employment and reduced spending.  Management will actively monitor the Bank’s portfolio for signs of weakness.

Table 8—Allocation of Allowance for Loan Losses

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)
Commercial and industrial	$517	24.36	$362	24.33%	$267	15.46%	$424	32.31%	$267	24.16%
Commercial real estate	28	48.90	140	51.73	66	55.59	49	27.75	-	25.22
Residential mortgages	8	14.49	22	13.06	17	16.25	14	17.29	35	32.13
Consumer loans	37	12.25	37	10.88	79	12.69	110	22.65	37	18.49
Unallocated	-	-	-	-	4	-	6		-	-
	$590	100.00%	$561	100.00%	$472	100.00%	$603	100.00%	$339	100.00%

Management believes that the allowance for loan losses is adequate at December 31, 2007.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at January 1	$561	$472	$603	$339	$675

Charge-offs:
Commercial and industrial	(91)	(70)	(762)	-	(799)
Commercial real estate		-	-	-	-
Residential mortgages	-	-	-	-	-
Consumer loans	(139)	(202)	(219)	(240)	(174)
	(230)	(272)	(981)	(240)	(973)
Recoveries—commercial loans	92	57	165	265	-
Recoveries—consumer loans	46	168	127	194	72
	138	225	292	459	72

Net recoveries(charge-offs)	(92)	(47)	(689)	219	(901)
Provisions charged to operations	120	137	558	45	565
Balance at December 31	$589	$561	$472	$603	$339
Ratio of net (recoveries) charge-offs to average loans
outstanding	0.21%	0.10%	1.50%	(0.48)%	1.99%

Deposits

Average deposits increased $2,481,000, or 3.88%, in 2007 compared to 2006 and declined $363,000, or .56%, in 2006 compared to 2005. Most of the growth in 2007 is attributable to the Bank’s premium interest signature savings product where the yield exceeded 4.00% during the year.  Also, the Bank introduced a high interest bearing checking account that it marketed to churches and non-profit organizations in the region.  The result was an increase of $670,000, or 6.76%, in the average balances of interest checking accounts.   The growth in these products was offset by a decline of $624,000, or 2.80%, in average certificate of deposit balances primarily related to a shift to the Bank’s higher yielding signature savings account.  In addition, several jumbo certificates of deposit with corporations did not renew at maturity.

With increased competition in the region as well as declining interest rates, the Bank can no longer compete by offering a premium interest rate. Simultaneous reductions were made in premium rates paid on signature deposit products consistent with reductions made by the Federal Reserve that totaled 300 basis points from September 2007 to March 2008. It is more  important than ever for the Bank to be distinguished as a community development bank through which corporations in the region can work to impact community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management will focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth.  In addition, the Bank will better enforce the deposit requirements of its commercial loan customers.

Table 10—Average Deposits by Class

	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$13,885	-%	$13,993	-%	$14,668	-%
Interest-bearing demand deposits	10,576	1.61	9,906	0.89	9,204	0.71
Savings deposits	20,302	1.42	17,759	0.59	17,069	0.34
Time deposits	21,640	3.49	22,264	2.79%	23,344	1.98

Other Borrowed Funds

The Bank did not borrow funds during 2007.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow.

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

Summaries of the Bank’s financial instrument commitments are as follows:

	2007	2006

Commitments to extend credit	$14,004,300	$12,995,600
Outstanding letters of credit	-	-

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and unused credit card lines.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The increase in commitment in 2007 is primarily related to construction loans the Bank has approved and is in the process of funding. Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2007, management believes the Bank’s liquidity is satisfactory.

     The Bank’s principal sources of asset liquidity include investment securities consisting primarily of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  There are no securities maturing in one year or less.  However, other types of assets such as federal funds sold, as well as maturing loans, are sources of liquidity.  At December 31, 2007, approximately $7.7 million in commercial loans are scheduled to mature within one year.

In addition, the Bank has several back-up sources of liquidity consisting of a borrowing arrangement with one of its correspondent banks that includes a Federal Funds line of credit totaling $2 million.    Borrowings under this agreement have interest rates that fluctuate based on market conditions.  The Bank also has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank.  As of December 31, 2007 and 2006, the Bank had no borrowings outstanding.

The Bank’s overall liquidity has been enhanced by a significant level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $9 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  All except, $1 million, is expected to continue to renew at maturity as they have for more than 10 years.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)

3 months or less	$8,919
Over 3 through 6 months	1,400
Over 6 months through 1 year	2,812
Over 1 through five years	250
Over five years	-
Total	$13,381

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007:

Table 12—Contractual Obligations and Other Commitments

		Less than	One to	Four to	After
(Dollars in thousands)	Total	one year	three years	five years	five years
Certificates of Deposit	$21,697	$20,562	$908	$121	$106
Operating Lease Obligations	3,158	402	952	294	1,217
Total	$24,855	$20,964	$1,860	415	$1,323

In September 2007, the Bank re-negotiated its 10-year lease for a new branch with increased visibility in the Progress Plaza shopping center that is scheduled to be constructed by the Spring of 2008.  The lease requires annual rental payments of $66,482 for years 1-5 and $75,431 for Years 5-10.  This transaction is reflected in the Bank’s long-term operating lease obligations noted above. The Bank currently leases the branch it occupies at Progress Plaza on a month-to-month basis.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2007, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2007, an asset-sensitive position is maintained on a cumulative basis through one year of 9.58%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  Although increasing, this level is well within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis.    In the current declining interest rate environment, this positive gap position creates margin compression.  Management will seek to minimize the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and reducing the interest rates it pays on its premium savings and interest-bearing deposit products.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2007
			Over
		Over	1 year	Over
	3 months	3 through	through	3 through	Over
(Dollars in thousands)	or less	12 months	3 years	5 years	5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$	$289	$-	$-	$-	$289
Investment securities	4,415	2,469	2,187	1,788	2,937	13,796
Federal funds sold	9,755	-	-	-	-	9,755
Loans	16,552	8,849	5,663	3,277	10,843	45,184
Total interest-sensitive assets	30,722	11,607	7,850	5,065	13,780	$69.024
Cumulative totals	30,722	42,329	50, 179	55,244	69,024

Interest-sensitive liabilities:
Interest checking accounts	2,292	-	2,292	-	-	4,585
Savings accounts	12,860	-	12,860	-	-	25,719
Certificates $100,000 or more	8,919	4,212	250	-	-	13,361
Certificates of less than $100,000	2,878	4,554	459	425	-	8,316

Total interest-sensitive liabilities	$26,949	$8,766	$15,861	$425	$-	$52,001
Cumulative totals	$26,949	$35,715	$51,576	$52,001	$52,001

Interest sensitivity gap	$3,773	$5,743	$(8,011)	$4,640	$13,780
Cumulative gap	3,773	6,614	(1,397)	3,243	17,023

Cumulative gap/total earning assets	5.46%	9.58%	(0.02%)	4.70%	29.36%

Interest-sensitive assets to interest-sensitive
liabilities	1.14	1.19	0.97	1.06	-

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management’s estimates.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit.  A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2007 are as follows:

	Net interest	Percent of
Changes in rate	income	risk
	(Dollars in thousands)
+200 basis points	$3,630	1.51%
+100 basis points	3,606	0.84
Flat rate	3,576	-
-100 basis points	3,534	(1.17)
-200 basis points	3,483	(2.60)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2007 are as follows:

		MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+200 basis points	$6,793	(11.20)%
+100 basis points	7,250	(5.30)
Flat rate	7,563	-
-100 basis points	7,810	2.00
-200 basis points	7,859	2.70

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

The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process.  Interest rate exposure is within the policy limits of the Bank at December 31, 2007.  However, if significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

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

Capital Resources

Total shareholders’ equity increased $72,000 in 2007 compared to 2006 and increased $133,000 in 2006 compared to 2005.  The increase in capital in 2007 is attributable to net income of $47,000 as well as other comprehensive income related to an increase in the unrealized gain on the securities classified as available-for-sale.

Management continues to implement growth and profitability strategies to increase retained earnings.  In addition, management may consider other strategic business combinations to further strengthen capital, create liquidity, increase economies of scale, and better penetrate the marketplace.

Regulatory standards for measuring capital adequacy for U.S. Banking organizations require that banks maintain capital based on “risk-adjusted” assets so that categories of assets with potentially higher risk will require more capital backing than assets with lower risk.  In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance-sheet activities such as loan commitments.  The FRB standards classify capital into two tiers, referred to as Tier I and Tier II.  Tier I consists of common shareholders’ equity (excluding net unrealized holding gains on available for sale securities), noncumulative and cumulative perpetual preferred stock, and minority interests less goodwill and/or intangible assets).  Tier II capital consists of allowance for loan losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock.  Banks are required to meet a minimum ratio of 8% of qualifying capital to risk-adjusted total assets with at least 4% Tier I capital and a Tier I leverage ratio of at least 6%.  Capital that qualifies as Tier II capital is limited to 100% of Tier I capital.

As indicated in Table 14, the Company’s risk-based capital ratios are above the minimum requirements, however, the Bank’s growth and operating results may have an adverse effect on its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

(Dollars in thousands)	2007	2006	2005
Total Capital	$8,685	$8,624	$8,491
Less: Intangible Assets/Net unrealized gains (losses) on available for
sale	(1,026)	(1,185)	(1,382)
Tier I capital	7,659	7,433	7,109
Tier II capital	571	556	472
Total qualifying capital	$8,230	$7,995	$7,581
Risk-adjusted total assets (including off-balance-sheet exposures)	$45,667	$44,464	$44,503
Tier I risk-based capital ratio	16.77%	16.73%	15.97%
Total (Tier I and II) risk-based capital ratio	18.02	17.98	17.03
Tier I leverage ratio	10.34	10.33	9.87

See “Regulatory Action” above for a description of and status of compliance with the regulatory Agreement under which the Bank is currently operating.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Bank adopted FIN 48 on January 1, 2007. The adoption of this statement did not have a material impact on its financial position, results of operation and cash flows.

SFAS No. 141 (R), Business Combinations. This Statement is a revision of a previous statement on business combinations.  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Bank does not expect that the adoption of this statement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Bank is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operations and cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Bank is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements requires all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Bank does not expect that adoption of this statement will have a material impact on its financial statements.

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

See Consolidated Financial Statements on pages 52 to 76 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2007.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this Report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiary, required to be filed in this Report has been made known to them in a timely manner.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.  The effectiveness of our internal controls over financial reporting was not subject to attestation by the Bank’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this document.

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire
Bernard E. Anderson	69	Professor of Management/Economist	2002	2010
		At the Wharton School,
		Philadelphia, PA

David R. Bright	68	Retired, Executive Vice President
		Meridian Bancorp	2002	2010
		Philadelphia, PA

Joseph T. Drennan	62	Universal Capital Management, Inc.	2004	2010
		Wilmington, DE

L. Armstead Edwards	65	Chairman of the Board,	1993	2008
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	63	Retired as co-Founder,	1996	2008
		John Frazier, Inc.
		Philadelphia, Pennsylvania

Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire
William B. Moore	65	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2011
		Baptist Church
		Philadelphia, Pennsylvania

Ahsan M. Nasratullah[1]	50	President	2004	2009
		JNA Capital, Inc.
		Philadelphia, PA

Evelyn F. Smalls	62	President and CEO of Registrant	2000	2011
		and United Bank of Philadelphia

Ernest L. Wright	79	Founder, President and	1993	2008
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)                                Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	62	President and Chief Executive Officer
Brenda M. Hudson-Nelson	46	Executive Vice President/Chief Financial Officer
Terrence D. Barclift	33	Senior Vice President/Senior Lending Officer*

*Effective February 25, 2008, Mr. Barclift resigned his position as Senior Vice President/Senior Lenidng Officer for personal reasons.

CORPORATE GOVERNANCE

General Information About UBS’ and Bank’s Boards of Directors

The Board of Directors of the Company and the Bank has determined that all of its members are independent and meet the independence requirements of National Association of Securities Dealers (“ NASDAQ”) except Evelyn F. Smalls.  Because Ms. Smalls is the President and Chief Executive Officer of the Company and the Bank she is not independent as defined by NASDAQ. In determining the independence of its directors, other than Ms. Smalls, the Board of Directors considered routine banking transactions between the Bank and each of the directors, their family members and businesses with whom they are associated.  In each case, the Board of Directors determined that none of the transaction relationships or arrangements impaired the independence of the director.

1 Effective January 23, 2008, Ahsan M. Nasratullah resigned from the Board of Directors for personal reasons.

UBS’ Board of Directors meets when necessary and during 2007 held eleven (11) meetings, including UBS’ organization meeting. In 2007, the Bank’s Board of Directors was scheduled to meet at least monthly, except in August and during 2007 held eleven (11) meetings.   The independent directors of the UBS’ and the Bank’s Board of Directors will hold executive sessions on a regular basis, but, in any event, not less than twice a year.

Policy for Attendance at Annual Meetings

UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 7, 2007, eight (8) of UBS’ ten (10) directors attended the meeting.

Information about the UBS’ Audit/Compliance Committee and Financial Expert

The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the
Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accountants. In addition, the Committee meets with UBS’ independent registered public accountants to review the results of the annual audit and other related matters. Each member of the Committee is “independent” as defined in the applicable listing standards of the National Association of Securities Dealers (“NASDAQ”). The Committee held twelve (12) meetings during 2007.

Each member of the Audit/Compliance Committee is financially literate as defined by NASDAQ.  The Board of Directors of the Company and the Bank has determined that Joseph T. Drennan is the “Financial Expert,” as defined in the Commission’s regulations. The Audit Committee charter is available by request and is not on the Company's website.

The Compliance Committee was combined with the Audit Committee and is comprised of the same members.  On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the CRA Act activities.

Information About the Bank’s Audit/Compliance Committee

The Audit/Compliance Committee comprised of Joseph T. Drennan  (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson met at least monthly in accordance with its Written Agreement with regulators. The Audit/Compliance Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the Bank’s independent registered public accountants to review the results of the annual audit and other related matters, as well as other regulatory compliance issues. Each member of the Audit/Compliance Committee is “independent” as defined in the applicable listing standards of NASDAQ. The Committee held twelve (12) meetings during 2007.

The Compliance Committee is combined with the Audit Committee and is comprised of the same members.  On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the Community Reinvestment Act (CRA) activities.

Audit Committee Report

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2007, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with UBS’ management, (ii) discussed with McGladrey and Pullen, LLP, UBS’ independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (as modified or supplemented), (iii) discussed the independence of   McGladrey and Pullen, LLP, and (iv) has received the written disclosures and the letter from McGladrey and Pullen, LLP required by Independence Standards Board Standard No. 1 (as modified or supplemented). Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2007.

UBS’ Audit Committee is composed of   Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:
Joseph T. Drennan (Chairman)
L. Armstead Edwards
William B. Moore
Marionette Y. Wilson (Frazier)

INFORMATION ABOUT THE COMMITTEES OF THE BOARDS

Information About the Committees of UBS’ Board of Directors

The Committees of UBS’ Board of Directors are the Executive Committee, Audit/Compliance Committee, and the Nominating Committee.  The Executive Committee, comprised of L. Armstead Edwards (Chairman), David R. Bright, Joseph T. Drennan, William B. Moore, Evelyn F. Smalls, and Marionette Y. Wilson (Frazier) meets, when necessary, at the call of the Chairman, and to exercise the authority and powers of UBS’ Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2007. See Item 11 below for the duties and functions of the Executive Committee acting as the Compensation Committee.

For information about UBS’ and the Bank’s Audit/Compliance Committees refer to “INFORMATION ABOUT THE AUDIT COMMITTEES” above.

Information About UBS’ Nominating Committee

The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of the NASDAQ Stock market. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS.  A copy of the charter is not available on UBS’ website.  The Committee did not hold any meetings during 2007.  Directors standing for re-election were nominated by the Executive Committee of the Board.

Meetings of UBS’ Board and its Committees

The total number of meetings of UBS’ Board of Directors that were held in 2007 was eleven (11). All of the incumbent directors, who were directors during 2007 (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors, except William B. Moore, who attended seventy-three percent (73%) and Marionette Y. Frazier, who attended sixty-four percent (64%); and (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served, except William B. Moore, who attended seventy-three percent (73%) of the Executive Committee meetings and forty percent (40%) of the Audit Committee meetings.

Information About Committees of the Bank’s Board of Directors

The Committees of the Bank’s Board of Directors are the Executive, Asset and Liability Management, the Audit/Compliance Committees, and the Loan Committee.

The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to discuss and approve certain human resource matters including compensation, to ratify and approve certain of the Bank’s loans and to exercise the authority and powers of the Bank’s Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2007. The Bank’s Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank. See Item 11 below for the duties and functions of the Executive Committee acting as the Compensation Committee.

The Asset Liability Management Committee, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Angela M. Huggins3, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. During 2007, the Asset and Liability Management Committee held four (4) meetings.

The Loan Committee, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2007, the Loan Committee held twelve (12) meetings.

For information about UBS’ and the Bank’s Audit/Compliance Committees refer to “INFORMATION ABOUT THE AUDIT COMMITTEES” above.

Meetings of Bank’s Board and its Committees

The total number of meetings of the Bank’s Board of Directors that were held in 2007 was eleven (11). All incumbent directors (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors; except William B. Moore, who attended seventy-three percent (73%) and Marionette Y. Frazier, who attended sixty-four percent (64%); and, (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served, except William B. Moore, who attended seventy-three percent (73%) of the Executive Committee meetings and forty percent (40%) of the Audit Committee meetings.

BOARD OF DIRECTORS COMPENSATION

Directors Fees

     The normal non-officer director fee paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no  table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2007.

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of  March 3, 2008:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 3, 2008	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	62	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	46	Executive Vice President and Chief Financial Officer of UBS and Bank	50
Terrence D. Barclift(4)	33	Senior Vice President and Senior Lending Officer	-

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

(4)
Mr. Barclift was hired as Senior Vice President and Senior Lending Officer in October 2006.  Prior to that, Mr. Barclift served five years as senior vice president/relationship manager for two money center banks.  Mr. Braclift has over 13 years experience in credit administration and lending. Effective February 25, 2008, Mr. Barclift resigned for personal reasons.

CODE OF CONDUCT AND ETHICS

UBS  and the Bank has adopted a Code of Business Conduct and Ethics ( the “Code”) that applies to all its directors, employees and  officers and including its Chief Executive Officer and its Chief Financial Officer.  The Code meets the requirement of a code of ethics for the UBS’ and the Bank’s principal executive officer and  principal  financial officer or persons performing similar functions under Item 406 of  the SEC’s Regulation S-K.  Any amendments to the Code, or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC. The Code complies with requirements of Sarbanes – Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee.

UBS will provide, without charge, a copy of its Code of Business Conduct and Ethics to any person who requests a copy of the Code.  A copy of the Code may be requested by writing to the President of UBS at United Bank of Philadelphia at 30 S. 15th Street, Suite 1200, Philadelphia, PA  19102.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2007.  There were no reportable transactions during this period.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS, Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer, and Terrence Barclift, Senior Vice President and Senior Lending Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2007, the Executive Committee held two (2) meetings as the Compensation Committee to discuss the terms of renewal of executive contracts including terms, salaries and other benefits.  Details of these contracts are still being reviewed and negotiated by the Bank’s executive officers and have not been finalized.

Compensation Discussion and Analysis

The primary objectives of our compensation policy are:

•	To attract and retain highly qualified key executive officers essential to our long-term success;
•	To reward properly executive officers for performance, achievement of goals and enhancement of shareholder value.
▪	Succession Planning to ensure adequate replacement for key executives

Compensation Philosophy

The compensation philosophy is to compensate our executive officers for performance. However, because the Bank is currently designated as a “troubled financial institution”, non-salary benefits have limitations including the inability to offer executives significant deferred compensation, post-retirement benefits or compensation in the event of a change in control.

The Committee’s Process

            Because of the inability of management to attain the goals outlined in the 2006 Strategic Plan, there were no salary increases given to executive officers in 2007.  Therefore, there were no deliberations by the committee in reference to salary increases.

Components of Compensation for 2007

For the fiscal year ended December 31, 2007, the components of executive compensation were:

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

Life Insurance and Auto Allowance

These basic benefits help the Company attract and retain qualified personnel within current financial constraints.

COMPENSATION COMMITTEE REPORT

The Executive Committee serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended that the Compensation Discussion and Analysis be included  our Annual Report on Form 10-K for the year ended December 31, 2007.

Respectfully submitted:

L. Armstead Edwards
William B. Moore
Marionette Y. Wilson
Joseph T. Drennan
David R. Bright
 Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls President and Chief Executive Officer	2007 2006	$160,000 164,307	$0 0	$0 0	$0 0	$0 0	$0 0	$6,209 6,209	$166,209 170,516

Brenda Hudson-Nelson,	2007 2006	115,000 118,390	0	0	0	0	0	6,095 6,095	121,095 124,485
Executive Vice President and Chief Financial Officer

Terrence Barclift(3) Senior Vice President and Senior Lending Officer	2007 2006	110,000 26,230	0 0	0 0	0 0	1,348 0	0 0	21,000 500	132,348 26,730

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

(2)
UBS’ executives receive a $500 per month automobile allowance. UBS’ executive are provided with life insurance policies equivalent to two times their annual salary for which the cost is $209/annually for Evelyn Smalls and $95/annually for Brenda Hudson-Nelson

(3)	For personal reasons, Terrence Barclift resigned his position as Senior Vice President/Senior Lending Officer effective February 25, 2008.
(4)	In 2006, there was an extra pay period that resulted in a higher level of compensation.

Executive Employment Agreements

The Bank entered into an Employment Agreement with Evelyn F. Smalls in November 2004 to continue to serve as the Bank’s President and Chief Executive Officer. The term of the Employment Agreement was three (3) years.  The contract expired in November 2007. Renewal terms are under review by the Compensation Committee.  Ms. Smalls is currently working under the provisions of the expired contract which provide for an annual base salary of $160,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance.

The Bank entered into an Employment Agreement with Brenda M. Hudson-Nelson in November 2004 to continue to serve as the Bank’s Executive Vice President and Chief Financial Officer. The term of the Employment Agreement was three (3) years.  Renewal terms are under review by the Compensation Committee.  Ms. Hudson-Nelson is currently working under the provisions of the expired contract which provide for an annual base salary of $115,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance.

     The Bank entered into an Employment Agreement with Terrence Barclift in October 2006 to serve as the Bank’s Senior Vice President and Senior Lending Officer. The term of the Employment Agreement was two (2) years, unless extended or terminated.    The Employment Agreement provided for an annual base salary of $110,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance. For personal reasons, Mr. Barclift resigned effective February 25, 2008.

Payments Upon Termination

The named executive officers are only entitled to payment of their salary, life insurance, and automobile allowance through the date of termination.

Equity Compensation Plan Information

The Company adopted a Stock Option Plan in 1998.  Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  No options were granted in 2007.

Other Compensation Tables

We have not included a grant of plan-based awards table, an outstanding equity awards table, options exercises and stock vested table, and pension benefits table because those tables are not applicable.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to UBS, as of March 3, 2008 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
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
401 Cypress Street
Philadelphia, PA 19106
(1)   As of March 3, 2008, there were 876,921 shares of UBS’ voting Common Stock outstanding.

(2)   Wachovia Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 3, 2008 for each of the UBS’ director, nominees and executive officers.   The table also shows the total number of shares of Common Stock ownership by the director, nominees and executive officers of UBS as a group.

Name	Common Stock[9,10,11,12]	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.23%
Marionette Y. Wilson (Frazier)	17,900	2.04%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
Joseph T. Drennan	783	*
William B. Moore	1,834	*

Certain Executive Officers
Evelyn F. Smalls	500**	*
Brenda M. Hudson-Nelson	50	*
All Current Directors and Executive Officers as a Group	40,684	4.64% ***
__________________
Footnotes Concerning Beneficial Ownership of Stock
*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.
***	Calculated by adding the Common Stock owned plus exercisable options and dividing by the actual number of shares outstanding on March 3, 2008, plus the shares subject to the exercisable option.

(9)   Stock ownership information is given as of March 3, 2008, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 3, 2008. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.
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
(12) None of the common stock of directors and executive officers is pledged to secure a debt.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2007 All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

Our written Audit Committee Charter requires our Audit Committee to approve related party transactions. Our written Policy on Related Party Transactions establishes procedures for the Audit Committee’s review and approve of related party transactions other than excepted transactions and preapproved transactions. Transactions available to all employees generally, and transactions involving less than $120,000 when aggregated with all similar transactions in any calendar year, are excepted transactions. The following types of transactions are preapproved transactions:

-              Compensation payable to directors or officers if reportable under Item 402 of the Commission’s Regulation S-K;

-              Compensation payable to an immediate family member of another director or executive officer, if approved by the Executive Committee acting as the Compensation Committee;

-              Transactions with another company (including charitable contributions, grants or endowments to a charitable organization) at which a related person’s only relationship is as an employee (other than executive officer), director or less than 10% owner, if the aggregate amount involved does not exceed $200,000 or 5% of that company’s total revenues; and

-              Routine banking relationships that otherwise comply with banking laws and regulations.

The Audit Committee is to apply the following standards when it reviews related party transactions for approval:

-              Whether the transaction is on terms no less favorable to the Corporation than terms generally available with an unaffiliated third party under similar circumstances;

-              The extent of the related person’s interest in the transaction; and

-              Other factors the committee deems appropriate.

For loan transactions, our written Regulation O Policy requires the Executive Committee to review and approve loan transactions with directors, executive officers and their related interests in accordance with the standards established by Federal Reserve Board Regulation O.

     All of the members of the Board of Directors of UBS and the Bank, except Ms. Smalls, are independent and meet the requirements for independence of the NASDAQ Stock market.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:
	2007	2006

Audit Fees	$100,440	$93,274
Audit-related fees	-	-
Tax fees	11,515	10,794
All other fees	-	-
Total fees	$111,955	$104,068

Services Provided by McGladrey and Pullen, LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey and Pullen, LLP in 2007 and 2006 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

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

Pre-approval of Services

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for UBS by its independent auditor, subject to the minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit.  The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. All services performed by McGladrey and Pullen, LLP and RSM McGladrey, Inc. are pre-approved by the Audit Committee.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:

			Page
(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	52

		Consolidated Balance Sheets at December 31, 2007 and 2006.	53

		Consolidated Statements of Operations for the three years ended December 31, 2007.	55

		Consolidated Statements of Changes in Shareholders’ Equity for the three years ended
		December 31, 2007.	56

		Consolidated Statements of Cash Flows for the three years ended December 31, 2007.	57

		Notes to Consolidated Financial Statements	58

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts
	a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
	b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
	c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
	d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
	e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
	f)	Long Term Incentive Compensation Plan (Incorporated by reference to Registrant’s 1992 Form 10)
	g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
	h)	Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA(Incorporated by reference to Registrant’s 2005 Form 10-K)
	i)	Lease for branch office located at 1520 North Broad Street is attached hereto as Exhibit (10)j.
	j)	Terrence Barclift’s Employment Agreement, dated October 2, 2006 (Incorporated by reference to the Registrant’s 2006 Form 10-K).

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.
(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant
	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1)	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	April 15, 2008

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	April 15, 2008
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	April 15, 2008
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	April 15, 2008

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	April 15, 2008

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	April 15, 2008

Bernard E. Anderson, Director

/s/________________________________________	April 15, 2008

David R. Bright, Director

/s/________________________________________	April 15, 2008

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	April 15, 2008
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Bancshares, Inc.

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Blue Bell, Pennsylvania
April 14, 2008

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets	2007	2006

Cash and due from banks	$3,875,911	$3,179,239
Interest-bearing deposits with banks	289,095	281,920
Federal funds sold	9,755,000	9,158,000
Cash and cash equivalents	13,920,006	12,619,159

Investment securities:
Available-for-sale, at fair market value	3,455,363	3,087,056
Held-to-maturity, at amortized cost (fair market value of $10,493,820
and $12,683,809 in 2007 and 2006, respectively)	10,466,053	12,804,351

Loans, net of unearned discount of $67,807 and $5,204 in 2007
and 2006, respectively	45,183,839	42,518,151

Less allowance for loan losses	(589,526)	(561,409)

Net loans	44,594,313	41,956,742

Bank premises and equipment, net	966,494	1,099,524
Accrued interest receivable	399,243	422,216
Intangible assets	1,026,124	1,204,202
Prepaid expenses and other assets	408,855	731,924

Total assets	$75,231,507	$73,925,174

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$12,762,066	$14,082,940
Demand deposits, interest-bearing	11,712,926	10,585,080
Savings deposits	19,912,673	18,056,849
Time deposits, under $100,000	8,315,998	8,885,199
Time deposits, $100,000 and over	13,380,822	13,313,571
Total deposits	66,084,485	64,923,639
Accrued interest payable	134,844	132,785
Accrued expenses and other liabilities	326,768	254,906
Total liabilities	66,546,097	65,311,330

Commitments and Contingencies (Notes 6, 10, 14 and 15)

Shareholders’ equity:

Series A preferred stock, noncumulative, 6%, $0.01 par value,
500,000 shares authorized; 136,842 issued; 6,308 shares held in treasury	1,368	1,368
Common stock, $0.01 par value; 1,750,000 shares authorized;
876,921 issued	8,769	8,769
Class B Non-voting Common Stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares of common stock, at cost	-	-
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,082,165)	(6,129,452)
Accumulated other comprehensive income (loss)	5,669	(18,610)
Total shareholders’ equity	8,685,410	8,613,844
Total liabilities and shareholders’ equity	$75,231,507	$73,925,1744

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2007	2006	2005
Interest income:
Interest and fees on loans	$3,515,693	$3,625,617	$3,428,778
Interest on investment securities	756,020	577,224	537,077
Interest on federal funds sold	524,720	357,080	180,258
Interest on time deposits with other banks	16,024	7,843	9,717
Total interest income	4,812,457	4,567,764	4,155,830
Interest expense:
Interest on time deposits	754,189	696,901	462,910
Interest on demand deposits	170,566	111,128	64,224
Interest on savings deposits	287,546	137,958	57,940
Total interest expense	1,212,301	945,987	585,074

Net interest income	3,600,156	3,621,777	3,570,756

Provision for loan losses	120,000	137,000	558,000

Net interest income after provision for loan losses	3,480,156	3,484,777	3,012,756
Noninterest income:
Gain on sale of loans	-	10,656	33,679
Customer service fees	590,841	603,259	681,919
ATM Fee Income	454,338	517,302	570,274
Loan Syndication Fee Income	120,000	150,000	202,171
Gain on sale of bank premises and equipment	24,000	-	-
Other income	131,203	133,285	94,011
Total noninterest income	1,320,382	1,414,502	1,582,054

Noninterest expense:
Salaries, wages and employee benefits	1,626,580	1,746,539	1,830,572
Occupancy and equipment	1,018,213	993,397	994,690
Office operations and supplies	319,394	309,268	345,265
Marketing and public relations	120,837	115,756	100,421
Professional services	256,186	290,687	265,487
Data processing	456,463	421,699	407,324
Deposit insurance assessments	154,597	110,687	113,144
Other operating	800,981	792,556	807,324

Total noninterest expense	4,753,251	4,780,589	4,864,227
Net income (loss) before income taxes	$47,287	$118,690	$(269,417)

Provision for income taxes	-	-	-
Net income (loss)	$47,287	$118,690	$(269,417)
Net income (loss) per common share—basic	$0.04	$0.11	$(0.25)
Net income (loss) per common share—diluted	$0.04	$0.11	$(0.25)
Weighted average number of common shares	1,068,588	1,068,588	1,068,588
The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

								Accumulated
					Additional			other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated		comprehensive	shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit		income (loss)	equity	income (loss)

Balance at December 31, 2004	136,842	$1,368	1,068,588	$10,686	$14,749,852	$	(5,978,725)	$17,562	$8,800,743

Unrealized losses on investment
securities								(50,132)	(50,132)	$(50,132)
Net loss							(269,417)		(269,417)	(269,417)

Total comprehensive loss										$(319,549)

Balance at December 31, 2005	136,842	$1,368	1,068,588	$10,686	$14,749,852	$	(6,248,142)	$(32,570)	$8,481,194

Unrealized gains on investment securities								13,960	13,960	$13,960

Net income								118,690	118,690	118,690

Total comprehensive income										$132,650

Balance at December 31, 2006	136,842	$1,368	1,068,588	$10,686	$14,749,852		$(6,129,452)	$ (18,610)	$8,613,844

Unrealized gains on investment securities								24,279	$24,279	$24,279

Net income								47,287	47,287	47,287

Total comprehensive income										$71,566

Balance at December 31, 2007	136,842	$1,368	1,068,588	$10,686	$14,749,852		$(6,082,165)	$5,669	$8,685,410

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$47,287	$118,691	$(269,417)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	120,000	137,000	558,000
Gain on sale of loans	-	(10,656)	(33,679)
Gain on sale of fixed assets	(24,000)
Depreciation and amortization	462,632	447,189	480,976
Decrease (Increase) in accrued interest receivable and
other assets	103,437	(173,145)	(211,387)
Increase (decrease) in accrued interest payable and
other liabilities	73,922	6,742	77,082

Net cash provided by operating activities	783,278	525,821	601,575
Cash flows from investing activities:
Purchase of available-for-sale investments	(1,010,099)	(503,125)	-
Purchase of held-to-maturity investments	(3,775,751)	(5,116,828)	(4,762,327)
Proceeds from maturity and principal reductions of
available-for-sale investments	904,992	833,197	1,084,929
Proceeds from maturity and principal reductions of
held-to-maturity investments	6,114,630	2,380,686	3,440,765
Proceeds from sale of student loans	-	568,166	1,806,173
Net proceeds ftom sale of fixed assets	204,000	-	-
Net (increase) decrease in loans	(1,039,510)	3,288,272	(1,771,882)
Purchase of loans	(1,718,060)	-	-
Purchase of premises and equipment	(323,478)	(196,945)	(244,306)

Net cash (used in) provided by investing activities	(643,277)	1,253,423	(446,648)

Cash flows from financing activities:
Net increase in deposits	1,160,846	1,600,123	151,297
Net cash provided by financing activities	1,160,846	1,600,123	151,297

Net increase in cash and cash equivalents	1,300,847	3,379,366	306,224
Cash and cash equivalents at beginning of year	12,619,159	9,239,793	8,933,569
Cash and cash equivalents at end of year	$13,920,006	$12,619,159	$9,239,793

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,214,361	$963,979	$512,493
The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

Securities Available-for-Sale

Available-for-sale securities consist of bonds, notes and debentures, for which the Bank does not have positive intent to hold to maturity. These securities are carried at fair value.

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

December 31, 2007, 2006, and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans

The Bank has both the positive intent and ability to hold the majority of  its loans to maturity.  These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses.  Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount.  It is the Bank’s policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management’s judgment, the collection of principal and interest is reasonably anticipated or adequate collateral exists.  Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management’s judgment as to collectability of principal.  When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as nonperforming.

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

December 31, 2007, 2006, and 2005

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

Income Taxes

The liability method is used in accounting for income taxes.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statement of income.

Earnings (Loss) Per Share

 Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Stock-based Compensation

As of January 1, 2006, the Bank transitioned to fair value based accounting for stock-based compensation using a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the years ended December 31, 2007, 2006and 2005 as no options were granted under the Plan during these periods.  All options were fully vested at December 31, 2007.

At December 31, 2007, the Company had one stock-based employee compensation plan which is more fully described in Note 12.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded, to the former chief executive officer.  Those options remain outstanding at December 31, 2007.

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

December 31, 2007, 2006, and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Intangible Assets

       On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million.   As a result of the acquisition, the Bank recorded a core deposit intangible of $2,449,488.    The core deposit intangible is being amortized over 14 years.

	2007	2006

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(1,423,364)	(1,245,286)
	$1,026,202	$1,204,202

Amortization of the intangible totaled $178,078 for each of the years ended December 31, 2007, 2006, 2005.  The amortization of the intangible is projected to be $178,078 for each of the next five years.

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

Management’s Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, valuation of other real estate, valuation allowance for deferred tax assets and consideration of impairment of other intangible assets.

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

 Segments

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the other.  For example, commercial lending is dependent upon the ability of the Bank to fund it with retail deposits and other borrowings and to manage interest rate and credit risk.  This situation is also similar for consumer and residential mortgage lending.  Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2007 presentation.

Comprehensive Income

Comprehensive income includes net income as well as certain other items that result in a change to equity during the period. The components of other comprehensive income are as follows:

	December 31, 2007
	Before tax	Tax	Net of tax
	amount	(expense)	amount

Unrealized gains on securities
Unrealized holding gains arising during period	$36,237	(11,958)	$24,279
Less: reclassification adjustment for gains
realized in net income	-	-	-

Other comprehensive income, net	$36,237	$(11,958)	$24,279

	December 31, 2006
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$20,836	$(6,876)	$13,960
Less: reclassification adjustment for gains
realized in net income	-	-	-

Other comprehensive income, net	$20,836	$(6,876)	$13,960

	December 31, 2005
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount
Unrealized losses on securities
Unrealized holding losses arising during period	$(75,958)	$25,826	$(50,132)
Less: reclassification adjustment for gains
realized in net income	-	-	-

Other comprehensive income(loss), net	$(75,958)	$25,826	$(50,132)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements
SFAS No. 141 (R), Business Combinations. This Statement is a revision of a previous statement on business combinations.  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Bank does not expect that the adoption of this statement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Bank is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operations and cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Bank is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement, requires all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Bank does not expect that the adoption of this statement will have a material impact on its financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

2.	REGULATORY AGREEMENT

In February 2000, as a result of a regulatory examination completed in December 1999, the Bank entered into a Written Agreement (Agreement) with its primary regulators with regard to, among other things, achievement of agreed-upon capital levels, implementation of a viable earnings/strategic plan, adequate funding of the allowance for loan losses, the completion of a management review and succession plan, and improvement in internal controls.  The current Agreement requires the Bank to increase its capital ratio to 6.5% by June 30, 2000 and to 7% at all times thereafter.  As of December 31, 2000, the Bank had met the required ratios by implementing strategies that included:  increasing profitability, consolidating branches, and soliciting new and additional sources of capital.   At December 31, 2007 and 2006, the Bank’s tier one leverage ratio was 9.99% and 9.47%, respectively.

The Bank voluntarily surrendered its Federal Reserve Membership effective December 31, 2007.  As a result, the Agreement terminated.  The Bank applied and received approval to have its primary regulator to be the FDIC effective January 1, 2008.  Taking into account the results of the 2007 regulatory examinations, the FDIC issued a regulatory order (“Order”) that generally parallels the Agreement that the Bank had with the Federal Reserve and Commonwealth Department of Banking.

Management believes that the Bank is substantially in compliance with the Order’s terms and conditions and will comply with the requirements of the Order. Management continues to address all matters outlined in the Order.  Failure to comply could result in additional regulatory supervision and/or actions.

3. CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2007.  Reserve balances were $627,000 as of December 31, 2007 and 2006.

4. INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2007 and 2006 are as follows:

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Available-for-sale:
U.S. Government agency securities	$500,000	$5,625	$-	$505,625
Mortgage-backed securities	2,822,982	15,621	(12,785)	2,825,818
Total debt securities	3,322,982	21,246	(12,785)	3,331,443
Investments in mutual funds	123,920			123,920
	$3,446,902	$21,246	$ (12,785)	$3,455,363

Held-to-maturity:
U.S.Government agency securities	$5,999,273	$16,745	$(6,865)	$6,009,153
Mortgage-backed securities	4,466,780	43,699	(25,812)	4,484,667
	$10,466,053	$60,144	$(32,677)	$10,493,820

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

4.  INVESTMENTS-Continued

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities	$2,997,170	$14,335	$(42,111)	$2,969,394
Investments in mutual funds	117,662			117,662
	$3,114,832	$14,335	$ (42,111)	$3,087,056

Held-to-maturity:
U.S.Government agency securities	$9,247,342	$2,425	$(95,430)	$9,154,337
Mortgage-backed securities	3,557,009	19,725	(47,262)	3,529,472
	$12,804,351	$22,150	$(142,692)	$12,683,809

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2007 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	losses	value	losses	value	losses

U.S. Government
agency securities	6	$-	$-	$2,243	$(7)	$2,243	$ (7)

Mortgage backed
securities	19	1,148	(4)	2,586	(34)	3,734	(38)

Total temporarily
impaired investment
securities	25	$1,148	$(4)	$4,829	$(41)	$5,977	$(45)

 The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a   continuous unrealized loss position at December 31, 2006 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	losses	value	losses	value	losses

U.S. Government
agency securities	16	$3,246	$(2)	$4,405	$(93)	$7,651	$	(95)

Mortgage backed
securities	19	395	(1)	3,149	(88)	3,544		(89)

Total temporarily
impaired investment
securities	35	$3,641	(3)	$7,554	$(181)	$11,195	$	(184)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

4.  INVESTMENTS-Continued

Management does not believe any individual unrealized loss as of December 31, 2007 and 2006 represents other-than temporary impairment.  The unrealized losses on these securities are caused by the changes in general market interest rates

All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. The Company believes it will collect all amounts contractually due on these securities as   they are backed by the full faith and credit of the U.S. Government or are guaranteed by an agency of the U.S. Government.  The Company has the ability and the intent to hold these securities until market price recovery or maturity.

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2007  were as follows.  Expected maturities may differ from contractual maturities.
	Amortized	Market
	cost	value
Available-for-sale:
Due after one month through three years	$-	$-
Due after three year through five years	-	-
Due after five years through fifteen years	500,000	505,625
Mortgage-backed securities	2,822,982	2,825,818

Total debt securities	3,322,982	3,331,443
Investments in mutual funds	123,920	123,920
	$3,446,902	$3,455,363

Held-to-maturity:
Due in one month through three years	$3,499,273	$3,498,168
Due after three years through five years	2,000,000	2,006,453
Due after five years through fifteen years	500,000	504,533
Mortgage-backed securities	4,466,780	4,484,667

	$10,466,053	$10,493,820

No securities were sold during 2007, 2006 and 2005.

As of December 31, 2007 and 2006, investment securities with a book value of $11,607,363 and $10,769,296  were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	2007	2006

Commercial loans	$33,102,633	$32,339,517
Residential mortgages	6,549,378	5,551,098
Consumer loans	5,531,828	4,627,536
Total loans	45,183,839	42,518,151
Less allowance for loan losses	(589,526)	(561,409)

Net loans	$44,594,313	$41,956,742

At December 31, 2007 and 2006, unamortized net deferred fees and costs totaled $109,651 and $128,552, respectively.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES—Continued

As of December 31, 2007 and 2006, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $877,946 and  $1,023,076, respectively. During 2007, there were no new loans to related parties and repayments amounted to 145,129. During 2006, there were $212,176 in new loans to related parties and repayments amounted to $95,299.

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

Details on the Bank’s non-performing loans are as follows (in thousands):

	2007	2006	2005

Total non-accrual loans	$745	$626	$683
Total impaired loans	1,788	896	386
Average impaired loans	929	538	903
Specific allowance allocated to impaired loans	191	105	113
Non-accrual/impaired loans with SBA Guarantees	374	152	190
Interest recognized on impaired loans	112	76	37
Loans past due 90 days and still accruing	1,067	170	-

Changes in the allowance for possible loan losses are as follows:

	2007	2006	2005

Balance, beginning of year	$561,409	$472,198	$602,939
Provision	120,000	137,000	558,000
Charge-offs	(229,557)	(272,459)	(981,355)
Recoveries	137,674	224,670	292,614
Balance, end of year	$589,526	$561,409	$472,198

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  At December 31, 2007, approximately 33% of the Bank’s commercial loan portfolio was concentrated in loans made to religious organizations.

6.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:
	Estimated
	useful life	2007	2006

Buildings and leasehold improvements	10-15 years	$1,039,387	$1,005,923
Furniture and equipment	3- 7 years	1,349,614	1,236,978
		2,389,001	2,242,901
Less accumulated depreciation		(1,422,507)	(1,143,377)
		$966,494	$1,099,524

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

6.  BANK PREMISES AND EQUIPMENT-Continued

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements.  The amount of expense for operating leases for the years ended December 31, 2007, 2006, and 2005 was $384,179, $387,144, and $340,638.  Future minimum lease payments under operating leases are as follows:

Operating
Year ending December 31,	leases

2008	$402,156
2009	363,035
2010	299,604
2011	288,574
2012	293,710
Thereafter	1,217,281

Total minimum lease payments	$3,158,071

In September 2007, the Bank re-negotiated a 10-year lease for a new more visible retail space at Progress Plaza .  The construction is scheduled to be completed by April 2008.  The lease requires annual rental payments of $66,482 for Years 1-5 and $75,431 for Years 5-10.  This transaction is not reflected in the Bank’s long-term rental obligations noted above as the lease will commence upon completion and occupancy of the new branch.  The Bank currently leases the branch it occupies at Progress Plaza on a month-to-month basis.

7.  DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits (certificates of deposit) are as follows ( in thousands):

2007	$20,562
2008	523
2009	152
2010	233
2011	121
Thereafter	106

$21,697

8.  BORROWINGS

At December 31, 2007, the Bank has a borrowing arrangement with one of its correspondent banks that includes a Federal Funds line of credit totaling $2 million. Borrowings under this agreement have interest rates that fluctuate based on market conditions.  In addition, the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank.  As of December 31, 2007 and 2006, the Bank had no borrowings outstanding.

9.  INCOME TAXES

At December 31, 2007, the Bank has net operating loss carry forwards of approximately $4,610,000 for income tax purposes that expire in 2011 through 2025.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

9.  INCOME TAXES – Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of  $2,185,715 and $2,171,782 as of December 31, 2007 and 2006, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s deferred tax assets are as follows:

	2007	2006

Deferred tax assets(liabilities):
Provision for loan losses	$82,166	$9,224
Unrealized losses on investment securities	2,877	(9,444)
Depreciation	413,569	424,521
Net operating loss carryforwards	1,570,340	1,600,303
Other	107,132	90,269
Valuation allowance for deferred tax assets	(2,176,085)	(2,114,873)
Net deferred tax assets	$-	$-

	2007	2006

Effective rate reconciliation:
Tax at statutory rate (34%)	$16,078	$40,355
Nondeductible expenses	(6,111)	5,741
Increase in valuation allowance	(61,212)	(56,607)
Other	39,024	10,511
Total tax expense	$-	$-

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Bank adopted FIN 48 on January 1, 2007. The adoption of this statement did not have a material impact on its financial position, results of operation and cash flows.

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

Summaries of the Bank’s financial instrument commitments are as follows:

	2007	2006

Commitments to extend credit	$14,004,300	$12,995,600
Outstanding letters of credit	-	-

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006 and 2005

10.	FINANCIAL INSTRUMENT COMMITMENTS--continued

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

	2007		2006
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,920	$13,920	$12,619	$12,619
Investment securities	13,921	13,949	15,891	15,771
Loans, net of allowance for loan losses	44,594	45,400	41,957	41,795
Interest receivable	399	399	422	422

Liabilities:
Demand deposits	24,728	24,728	24,688	24,688
Savings deposits	19,913	19,913	18,057	18,057
Time deposits	21,697	21,697	22,199	22,199
Interest Payable	135	135	133	133

12.  EMPLOYEE COMPENSATION

In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years. These contracts expired in November 2007. Renewal terms are under review by the Compensation Committee. These executives are currently working under the provisions of the expired contracts. These agreements provide for guaranteed minimum annual compensation over the term of the contracts. In October 2006, the Bank entered into a two year employment agreement with its senior lending officer covering similar terms. In February 2008, the senior lending officer resigned for personal reasons.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

12.  EMPLOYEE COMPENSATION—Continued

In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank’s stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant.  Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer.  Those options remain outstanding at December 31, 2007 and have no intrinsic value as of that date. These options expire in 2008.  There are 70,306 additional shares authorized under the Plan. A summary of the status of the Bank’s stock options as of December 31, 2007 and 2006 and the changes during the years ended on those dates is as presented below:

	2007		2006
	# Shares of Underlying Options	Exercise Price	# Shares of Underlying Options	Exercise Price
Outstanding at the beginning of the period	29,694	$8.54	29,694	$8.54
Granted	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at the end of the period	29,694	29,694	29,694	$8.54
Exercisable at the end of the period	29,694	$8.54	29,694	$8.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: no dividends declared; expected volatility of 20%; a risk-free interest rate of 4.7%, and expected life of 10 years.

The Company made no stock-based compensation awards to any employee during 2007, 2006, and 2005.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

13.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2007	2006
Assets:
Due from banks (subsidiary)	$253	$289
Investment in United Bank of Philadelphia	8,435	8,335
Total assets	8,688	8,624

Liabilities:
Other accrued liabilities	3	11
Total Liabilities	3	11

Shareholders’ equity:
Series A preferred stock	1	$1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(6,083)	(6,130)
Net unrealized holding gains (losses) on securities available-for-sale	6	(19)
Total shareholders’ equity	$8,685	$8,613
Total liabilities and shareholders’ equity	$8,688	$8,624

Condensed Statements of Operations
	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Equity in net (loss) income of subsidiary	$75	$119	$(269)
Net (loss) income	$75	$119	$(269)

Condensed Statements of Cash Flows
	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$47	$119	$(269)
Adjustments:
Increase (decrease) in liabilities	(8)
Equity in net income (loss) of subsidiary	(75)	(119)	269
Net cash provided by operating activities	(36)	-	-
Cash and cash equivalents at beginning of year	289	289	289
Cash and cash equivalents at end of year	$253	$289	$289

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

14.  REGULATORY MATTERS

The Bank engages in the commercial banking business, with a particular focus on serving Blacks, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank’s service area.  As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the FDIC and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Effective January 1, 2008, the FDIC became the Bank’s primary regulator after it voluntarily surrendered it Federal Reserve Membership. Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements.  Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution’s net assets.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) for capital adequacy purposes to risk-weighted assets (as defined).

The most recent notification from the Bank’s regulatory agencies categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. By typical regulatory guidelines the Bank is considered “well” capitalized, however, because it is operating with a regulatory order, it is only considered to be “adequately” capitalized. The Bank’s growth and other operating factors may have an adverse effect on its capital ratios.  (Also see Note 2. REGULATORY AGREEMENT)

The Bank’s actual capital amounts and ratios are as follows:
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk-
weighted assets:
Consolidated	$8,230	18.02%	$3,676	8.00%	N/A
Bank	7,974	17.46	3,653	8.00%	$4,567	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	7,659	16.77	1,838	4.00%	N/A
Bank	7,403	16.15	1,827	4.00%	$2,740	6.00%
Tier I capital to average assets:
Consolidated	7,659	10.34	2,975	4.00%	N/A
Bank	7,403	9.99	2,964	4.00%	$3,705	5.00%

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005
As of December 31, 2006:
Total capital to risk-
weighted assets:
Consolidated	$7,995	17.98%	$3,580	8.00%	N/A
Bank	7,706	17.33	3,557	8.00	$4,446	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	7,439	16.73	1,790	4.00	N/A
Bank	7,150	16.08	1,779	4.00	$2,668	6.00
Tier I capital to average assets:
Consolidated	7,439	10.33	2,892	4.00	N/A
Bank	7,150	9.93	2,880	4.00	$3,600	5.00

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

16.  EARNINGS PER SHARE COMPUTATION

Net income (loss) per common share is calculated as follows:

	Year ended December 31, 2007
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$47,287
Basic EPS
Income available to common stockholders	$47,287	1,068,588	$0.04
Fully Diluted EPS
Income available to common stockholders	$47,287	1,102,088	$0.04

	Year ended December 31, 2006
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$118,690
Basic EPS
Income available to common stockholders	$118,690	1,068,588	$0.11
Fully Diluted EPS
Income available to common stockholders	$118,690	1,102,088	$0.11

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

16.  EARNINGS PER SHARE COMPUTATION-Continued

	Year ended December 31, 2005
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(269,417)
Basic and fully diluted EPS
Loss available to common stockholders	$(269,417)	1,068,588	$ (0.25)

Options to purchase 29,694 shares of common stock are not included in the computation of diluted EPS for the years ended December 31, 2007, 2006, and 2005 noting that such inclusion would be anti-dilutive.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2007 and 2006, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

(Dollars in thousands)
	2007
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$1,183	$1,236	$1,221	$1,171
Interest expense	294	327	311	280
Net interest income	889	909	910	891
Provision for loan losses	50	10	50	10
Net interest after provision for loan losses	839	899	860	881
Noninterest income	342	302	395	281
Noninterest expense	1,208	1,196	1,212	1,136
Net income(loss)	$(27)	$5	$43	$26
Basic earnings(loss) per common share	$(0.03)	$0.01	$0.04	$0.02
Diluted earnings per common share	$(0.03)	$0.01	$0.04	$0.02

	2006
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$1,161	$1,169	$1,124	$1,113
Interest expense	272 255	224	195
Net interest income	889	914	900	918
Provision for loan losses	22	40	35	40
Net interest after provision for loan losses	867	874	865	878
Noninterest income	398	314	357	345
Noninterest expense	1,232	1,179	1,216	1,153
Net income	$33	$9	$6	$70
Basic earnings per common share	$0.03	$0.01	$0.01	$0.06
Diluted earnings per common share	$0.03	$0.01	$0.01	$0.06