Form 10-Q
period 2008-03-31
UNITED BANCSHARES INC /PA
filed 2008-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer___    Accelerated filer___     Non-accelerated filer___  Smaller Reporting Company _X_

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of May 5, 2008, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at May 5, 2008.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of May 5, 2008.

FORM 10-Q

Index
Item No.	Page

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	3,332,619	3,875,911
Interest bearing deposits with banks	290,884	289,095
Federal funds sold	7,753,000	9,755,000
Cash & cash equivalents	11,376,503	13,920,006

Investment securities:
Held-to-maturity, at amortized cost(fair value of $7,853,255	7,742,316	10,466,053
at March 31, 2008 and $10,493,820 December 31, 2007, respectively)
Available-for-sale, at market value	3,346,755	3,470,363

Loans, net of unearned discount	47,546,811	45,183,839
Less: allowance for loan losses	(660,215)	(589,526)
Net loans	46,886,596	44,594,313

Bank premises & equipment, net	1,261,815	966,494
Accrued interest receivable	380,466	399,243
Core deposit intangible	981,604	1,026,124
Prepaid expenses and other assets	372,831	393,855
Total Assets	72,348,886	75,236,451

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	12,956,762	12,762,066
Demand deposits, interest bearing	11,113,829	11,712,926
Savings deposits	18,421,483	19,912,673
Time deposits, $100,000 and over	12,166,189	13,380,822
Time deposits	8,391,236	8,315,998
	63,049,499	66,084,485

Accrued interest payable	151,873	134,845
Accrued expenses and other liabilities	499,185	331,711
Total Liabilities	63,700,557	66,551,041

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,368	1,368
500,000 shrs auth., 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares common and 6,308 shares preferred, at cost	-	-
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,149,712)	(6,082,165)
Net unrealized gain on available-for-sale securities	36,136	5,669
Total Shareholders' equity	8,648,328	8,685,410
	72,348,886	75,236,451

See Accompanying Notes to Consolidated Financial Statements

Statements of Operations
(unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Interest Income:
Interest and fees on loans	$816,873	$848,367
Interest on investment securities	149,045	186,042
Interest on Federal Funds sold	72,953	132,491
Interest on time deposits with other banks	1,920	3,930
Total interest income	1,040,791	1,170,830

Interest Expense:
Interest on time deposits	164,510	190,145
Interest on demand deposits	38,968	33,633
Interest on savings deposits	41,004	55,777
Total interest expense	244,482	279,555

Net interest income	796,309	891,275

Provision for loan losses	0	10,000
Net interest income less provision for
loan losses	796,309	881,275

Noninterest income:
Customer service fees	149,880	141,118
ATM activity fees	106,009	115,996
Loan Syndication Fees	30,000	0
Other income	21,914	23,636
Total noninterest income	307,803	280,750

Non-interest expense
Salaries, wages, and employee benefits	416,029	407,563
Occupancy and equipment	281,267	251,253
Office operations and supplies	86,451	71,820
Marketing and public relations	21,830	21,059
Professional services	44,114	60,174
Data processing	124,242	112,777
Deposit insurance assessments	39,193	36,093
Other noninterest expense	158,533	174,979
Total non-interest expense	1,171,659	1,135,718
Net income (loss) before income taxes	(67,547)	26,307
Provision for income taxes	0	0
Net income (loss)	$(67,547)	$26,307

Earnings (loss) per share-basic	$(0.06)	$0.02
Earnings (loss) per share-diluted	$(0.06)	$0.02

Weighted average number of shares - basic	1,068,588	1,068,588
Weighted average number of shares - diluted	1,102,088	1,102,088

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(67,547)	$26,307
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for loan losses	0	10,000
Depreciation and amortization	114,771	118,694
Decrease in accrued interest receivable and other assets	39,801	145,808
Increase in accrued interest payable and other liabilites	184,502	96,447
Net cash provided by operating activities	271,527	397,257

Cash flows from investing activities
Purchase of investments-Available-for-Sale	0	(422,593)
Purchase of investments-Held-to-Maturity	(1,498,528)	(2,741,553)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	151,542	150,313
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	4,222,951	3,478,175
Net (increase) decrease in loans	(2,292,283)	1,291,098
Purchase of premises and equipment	(363,726)	(118,333)
Net cash provided by investing activities	219,956	1,637,108

Cash flows from financing activities
Net increase (decrease) in deposits	(3,034,986)	6,818,476
Net cash provided by (used in) financing activities	(3,034,986)	6,818,476

Increase (decrease) in cash and cash equivalents	(2,543,503)	8,852,841

Cash and cash equivalents at beginning of period	13,920,006	12,619,159

Cash and cash equivalents at end of period	$11,376,503	$21,472,000

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$261,510	$293,987

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2007 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2008 and December 31, 2007 and the consolidated results of its operations for the three month periods ended March 31, 2008 and 2007, and its consolidated cash flows for the three month periods ended March 31, 2008 and 2007.

2.  Share Based Payment

In 1998, the Company adopted a Stock Option Plan.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer. These options remain outstanding and exercisable at March 31, 2008.

The Bank utilizes fair value based accounting for stock-based compensation with a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the three months ended March 31, 2008 and 2007 as no options were granted under the Plan during these periods.  All options were fully vested at December 31, 2007 and remain outstanding at March 31, 2008.

3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive income for the three months ended March 31, 2008 and 2007 was $37,080 and $39,857, respectively.  The difference between the Company’s net income (loss) and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.	Net Income Per Share

 The calculation of net income per share follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Basic:
Net income (loss) available to shareholders	($67,547)	$26,307
Average common shares outstanding-basic	1,068,588	1,068,588
Net income (loss) per share-basic	($0.06)	$0.02
Fully Diluted:
Average common shares-fully diluted	1,102,088	1,102,088
Net income per share-fully diluted	($0.06)	$0.02

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

6.  Fair Value

Effective January 1, 2008, the Company adopted SFAS 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.   SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis with the exception of nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a non-recurring basis for which fair value disclosures have been delayed under FASB Staff Position (FSP) No. SFAS 157-2 “Effective date of FASB Statement No. 157” to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis.  SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.  We have not elected the fair value option for any of our existing financial assets or liabilities and consequently did not have any adoption related adjustments.

Fair Value Measurement

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observable inputs used in valuation techniques the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

Level 1
•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
•	Quoted prices for similar assets or liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in markets that are not active.
•
Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

•	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, derivative contracts and loans held for sale.

Level 3 Inputs
•	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
•
These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of March 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in 000’s)

		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Mesured at Fair Value at March 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available-for-sale	$3,347	$3,347	-	-

The fair value of available for sale securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers.  If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2008.

		Carrying Value at March 31, 2008:
	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Losses for the Three Months Ended March 31, 2008
Assets:
Impaired Loans	$2,155	-	-	$2,155	-

The fair value of impaired loans is derived in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loan and lease losses in the consolidated balance sheets.  The valuation allowance for impaired loans at March 31, 2008 was $166,000.  There were no fair value losses for the three months ended March 31, 2008.

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

(Dollars in thousands)	Three months ended March 31, 2008	Three months ended March 31, 2007
Balance at January 1	$590	$561
Charge-offs:
Commercial loans	(25)	-
Consumer loans	(17)	(46)
Total charge-offs	(42)	(46)
Recoveries	112	56
Net recoveries(charge-offs)	70	10
Additions charged to operations	-	10
Balance at March 31	$660	$581

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

Overview

There was a net loss of $68 thousand ($0.06 per common share) for the quarter ended March 31, 2008 compared to net income of $26 thousand ($0.02 per share) for the same quarter in 2007. The 2008 financial results were negatively impacted by margin compression created by a 300 basis point interest rate reduction beginning in September 2007 to March 2008.  Management is taking steps to minimize the impact of compression by reducing rates on its deposit products as well as shifting earning assets into higher yielding products to capture additional yield.  In addition, the level of nonperforming loans increased to $1.3 million at March 31, 2008 compared to $745 thousand at March 31, 2007. This shift is not believed to be a trend but rather a result of several large commercial loans that were moved to an impaired status that management is working to liquidate collateral or return to performing status. The combination of these two factors resulted in a $95 thousand reduction in net interest income in 2008 compared to 2007.  In addition, the Bank’s noninterest expense increased $34 thousand, or 3.02%, in 2008 primarily as a result of increased ATM maintenance cost created by the conversion to a new service provider in July 2007 for which ongoing service cost are higher.

Deposit growth remains one of management’s top priorities.  However, with the recent interest rate reductions, the premium interest rate products that were marketed in 2007 to attract new deposits can no longer be offered.  During the quarter ended March 31, 2008, the Bank experienced deposit attrition totaling $2.7 million primarily in its savings deposit balances that declined by $1.5 million.  Management will attempt to build on its collaboration with regional corporations, small businesses and community to overcome this challenge.  The Bank will form partnerships, gather deposits from the corporate community, arrange and lead credit facilities that generate fee income and use these funds to lend to small businesses and nonprofits throughout the region.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2008	Quarter ended March 31, 2007
Net interest income	$796	$881
Provision for loan losses	-	10
Noninterest income	308	281
Noninterest expense	1,172	1,136
Net income (loss)	(68)	26
Earnings (loss) per share-basic and diluted	($0.06)	$0.02

Balance sheet totals:	March 31, 2008	December 31, 2007
Total assets	$72,600	$73,925
Loans, net	$46,887	$44,594
Investment securities	$11,089	$13,936
Deposits	$63,301	$66,084
Shareholders' equity	$8,648	$8,685

Ratios:	Quarter ended March 31, 2008	Quarter ended March 31, 2008
Return on assets	(0.09%)	0.04%
Return on equity	(0.86.%)	0.35%
Tangible Equity to assets ratio	10.50%	9.99%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends

	March 31, 2008			December 31, 2007
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$45,698	$512	1.13%	$45,186
Investment securities
Held-to-maturity	8,949	(2,387)	(21.06)	11,336
Available-for-sale	3,278	(123)	(3.62)	3,401
Federal funds sold	8,969	136	1.54	8,833
Balances with other banks	290	2.69		288
Total uses	$67,183	($1,861)	(2.70)%	$69,044
Funding sources:
Demand deposits
Noninterest-bearing	$12,649	$(531)	(2.55)%	$12,980
Interest-bearing	10,788	(295)	(2.66)	11,083
Savings deposits	19,000	(1,188)	(5.88)	20,188
Time deposits	20,627	(832)	(3.88)	21,459
Total sources	$63,064	$(2,646)	(4.03)%	$65,710

Loans

Average loans increased $512 thousand, or 1.13%, during the quarter ended March 31, 2008 primarily as a result of the origination and funding of $4.1 million in commercial loans.  These originations were offset by prepayments totaling $1.3 million during the quarter. Prepayments are related to loan participations with other financial institutions as well as refinancing and construction completion.  Management will attempt to minimize the level off payoffs and prepayments by providing counter offers and imposing prepayment penalties whenever possible.

The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $35.3 million, or 74.41%, of total loans at March 31, 2008.   Approximately $15 million of these loans are secured by owner occupied commercial real estate that serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate 34% of the commercial portfolio.   Management actively monitors this concentration to minimize potential credit risk.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.39% at March 31, 2008 compared to 1.30% at December 31, 2007.  The increase is primarily a result of net recoveries totaling $70 thousand during the quarter.   The level of impaired loans requiring reserve remained relatively unchanged at $2.1 million with an associated specific reserve of $166 thousand. In 2007, the Bank experienced an increased migration of loans to “impaired” status for which customers no longer demonstrate the ability to service their debt from the ongoing operations of their businesses.  The Bank’s source of repayment is the net liquidation value of the underlying collateral.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA.  Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	March 31, 2008	December 31, 2007
Allowance for loan losses	$660	$590
Total Impaired Loans	$2,155	$2,045
Total non-accrual loans	$1,326	$ 745
Allowance for loan losses as a percentage of:
Total Loans	1.39%	1.30%
Total nonperforming loans	0.50%	0.79%
Net(charge-offs) recoveries as a percentage of average loans	1.49%	(0.21)%

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

(Dollars in thousands)	March 31, 2008	December 31, 2007
Nonperforming loans:
Commercial	$1,135	$552
Installment	56	58
Residential Real Estate	135	136
Total	$1,326	$745

At March 31, 2008, non-accrual loans increased to $1.3 million from $745 thousand at December 31, 2007.    This increase is primarily related to several commercial loans that were more than 90 days past due.  These loans have been classified as “impaired’ with specific reserves allocated as required based on estimated liquidation values of collateral.  Management continues to aggressively pursue collection of non-accrual and previously charged-off loans utilizing a collection attorney to maximize recovery.  There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities decreased on average by $2.5 million, or 17.03%, during the quarter ended March 31, 2008 from the quarter ending December 31, 2007.  The 300 basis point reduction in interest rates triggered the call of $4 million in higher yielding callable agency securities during the quarter.  As a result, the yield on the investment portfolio declined to 4.68% at March 31, 2008 from 4.98% at December 31, 2007.  The duration of the portfolio remains relatively short at 2.7 years with 63% allocated to government sponsored agency mortgage-backed securities and  37% allocated to callable agency securities.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2008, average deposits declined $2.6 million, or 4.03%, from the quarter ending December 31, 2007.  The most significant decrease was in the Bank’s savings account balances that declined on average by $1.2 million, or 5.88%.  With increased competition in the region as well as declining interest rates, the Bank can no longer compete by offering premium interest rates on its signature products.  To stabilize and grow its deposit base, management will focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth.  In addition, the Bank will better enforce the deposit requirements of its commercial loan customers.

Certificates of deposit declined $832 thousand, or 3.88%, due to the maturity and non-renewal of one $1 million certificate of deposit with a quasi governmental agency. While the Bank has $12.2 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 66%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

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

Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at March 31, 2008 are summarized below:

Commitments to extend credit	$13,482,000

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

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $7.8 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2008, the Bank had total short-term liquidity, including cash and federal funds sold, of $11.4 million, or 15.67% of total assets.  The liquidity ratios of the Bank comfortably exceed minimum levels required by policy.  In addition, the portion of the Bank’s investment portfolio classified as available-for-sale provides liquidity of approximately $3.4 million.  However, the majority of these securities are used as collateral for governmental/quasi-governmental agencies and are therefore restricted from use to fund loans or to meet other liquidity requirements.  The Bank has contingent funding sources in the form of a $2 million secured line of credit with its correspondent bank as well as the Discount Window at the Federal Reserve Bank. Management actively manages and monitors the Bank’s liquidity level to ensure that there are adequate funds to meet loan demand.

Capital Resources

Total shareholders' equity declined approximately $37 thousand compared to December 31, 2007 as a result of a net loss of $68 thousand during the three months ended March 31, 2008 offset by other comprehensive income of $30 thousand from unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	March 31, 2008	December 31, 2007
Total Capital	$8,648	$8,685
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(1,018)	(1,026)
Tier 1 Capital	7,630	7,659
Tier 2 Capital	570	571
Total Qualifying Capital	$8,200	$8,230
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,567	$45,667
Tier 1 Risk-Based Capital Ratio	16.74%	16.77%
Tier 2 Risk-Based Capital Ratio	18.00%	18.03%
Leverage Ratio	10.50%	10.33%

	Bank	Bank
Total Capital	$8,399	$8,335
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(1,018)	(1,185)

Tier 1 Capital	7,381	7,150
Tier 2 Capital	570	556
Total Qualifying Capital	7,951	$7,706
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,587	$44,464
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 4.00%)	16.23%	16.08%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 8.00%)	17.48%	17.33%
Leverage Ratio (Minimum Ratio- 4.00%)	10.30%	9.93%

Results of Operations
Summary

The Bank had a net loss of $68 thousand ($0.06 per common share) for the quarter ended March 31, 2008 compared to net income of $26 thousand ($0.02 per common share) for the quarter ended March 31, 2007.  A detailed explanation for each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended March 31, 2008			Three months ended March 31, 2007
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$45,698	$817	7.15%	$41,795	$848	8.12%
Investment securities-HTM	8,949	105	4.69	12,410	143	4.61
Investments securities-AFS	3,278	44	5.37	3,291	43	5.23
Federal funds sold	8,968	73	3.26	10,275	133	5.18
Interest bearing balances with other banks	290	2	2.76	282	4	5.67
Total interest-earning assets	67,183	1,041	6.20	68,053	1,171	6.88
Interest-bearing liabilities
Demand deposits	10,788	39	1.45	9,524	34	1.43
Savings deposits	19,000	41	0.86	19,255	56	1.16
Time deposits	20,627	165	3.20	22,066	190	3.44
Total interest-bearing liabilities	50,415	245	1.94	64,131	280	2.20
Net interest earnings		$796			$891
Net yield on interest-earning assets			4.74%			5.24%

Net interest income decreased $95 thousand, or 10.66%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The yield on earning assets for the three months ended March 31, 2008 declined to 6.20% from 6.88% for the same three months in 2007 as a result of a 300 basis point reduction in the prime lending and Federal Funds Sold rates.  In addition, the Bank reversed approximately $25 thousand in interest income accrued on loans that were moved to a non-accrual status during the quarter.  While the yield on earning assets decreased 68 basis points from 2007 to 2008, the cost of interest-bearing liabilities decreased only 26 basis points. The combination of these factors resulted in a 50 basis point margin compression. Management will continue to review and modify rates on its loan and deposit products to mitigate future interest rate risk and margin compression.

Provision for Loan Losses

There were no provisions for loan losses made during the quarter ended March 31, 2008 compared to a $10 thousand provision for the same quarter in 2007. The Bank was not affected by the recent fallout in the sub-prime lending market as it was not a lender or purchaser of this type of residential mortgage loan.  The requirement for provisions, if any, is based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased $27 thousand, or 9.64%, for the quarter ending March 31, 2008, compared to the same quarter in 2007.

Customer service fees increased by $9 thousand, or 6.21%, for the quarter ended March 31, 2008, compared to 2007. The increase was a result of more overdraft fees on deposit accounts.   ATM fees declined by $10 thousand, or 8.61%, for the quarter ended March 31, 2008, compared to 2007 because of an overall decline in ATM machine usage.  Studies have shown that consumers are moving towards the use of non-cash payment systems including debit cards and credit cards.  Management is evaluating the ATM network to develop strategies to improve its profitability including increasing the surcharge fee or closing unprofitable machines.

Loan syndication fees increased $30 thousand for the quarter ended March 31, 2008 because of a change in the timing of the launch of one syndication from April to March.  The Bank continues to serve as agent/arranger for two (2) facilities for which annual fees are projected to be a minimum of $130 thousand.  Management is actively pursuing growth in this line of business and will market this service to local corporations.

Noninterest Expense

Salaries and benefits increased $8 thousand, or 2.08%, for the quarter ended March 31, 2008 compared to 2007. The increase is primarily related to annual raises provided to non-executive staff averaging 3.00%.  Management continues its review to ensure the Bank is operating with the most efficient organizational structure.

Occupancy expense increased $30 thousand, or 11.95%, for the quarter ended March 31, 2008 compared to 2007.  The increase is primarily attributable to costs related to the conversion to a new ATM maintenance provider in July 2007.  The move to the new provider was made in effort to improve the ATM service level and up-time to increase the Bank’s ATM fee income. In addition, leasehold improvement expenses were incurred to renovate the interior/exterior of the Bank’s Wadsworth Avenue branch. During the quarter ended March 31, 2008, the Bank completed leasehold improvements on a new branch located in Progress Plaza.  Interior and exterior improvements are planned for the Bank’s West Philadelphia branch in the second quarter of 2008.  These leasehold improvements will result in increased depreciation expense.

Office operations and supplies expense increased $15 thousand, or 20.37%, in 2008 compared to 2007 primarily related to additional telephone expense resulting from additional high speed lines to improve communication in the Bank’s wide area network. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if expense reductions can be made.

Professional services expense decreased approximately $16 thousand, or 26.69%, for the quarter ended March 31, 2008 compared to the same quarter in 2007 as a result of a reduction in consulting and legal fees.  In 2007, the Bank used consultants to assist with information technology matters.  The decline in legal fees is a result of the elimination of a monthly legal retainer for the Bank’s general counsel because of fewer legal matters.  Legal services are now billed based on actual hours spent.

Data processing expenses increased $11 thousand, or 9.23% for the quarter ended March 31, 2008 compared  for the same quarter in 2007.  The increase relates to the implementation of a new e-banking platform that is integrated with the Bank’s core system..  This platform is used by the Bank’s consumer and corporate customers to perform cash management transactions.  The increase is also related to the Bank’s ATM processing expense—specifically, its net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.

Federal deposit insurance assessments increased $3 thousand, or 8.59%, for the quarter ended March 31, 2008 compared to the same quarter in 2007.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

The FDIC became the Bank’s primary regulator on January 1, 2008.  Taking into account the results of the 2007 regulatory examinations, the FDIC and the Commonwealth of PA issued new regulatory orders (“Orders”) to replace a Written Agreement the Bank had with the Federal Reserve and Commonwealth Department of Banking, its former regulators. Management believes that the Bank is substantially in compliance with the conditions of the orderscontinues to address all matters outlined in the Orders.  Failure to comply could result in additional regulatory supervision and/or actions.

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

Under the Federal Reserve Act, the Federal Reserve Board has the power to prohibit the payment of cash dividends by a bank holding company if it determines that such a payment would be an unsafe or unsound practice or consititues a serious risk to the financial safety, soundness or stability of the subsidiary bank.  As a result of these laws and regulations, the Bank, and therefore the Company, whose only source of income is dividends from the Bank, will be unable to pay any dividends while an accumulated deficit exists.  The Company does not anticipate that dividends will be paid for the foreseeable future.

The FDIC generally prohibits all payments of dividends by a bank that is in default of any assessment to the FDIC.  Under the Orders, the Bank is prohibited from paying dividends. (See “Regulatory Matters” above)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

At March 31, 2008, an asset sensitive position is maintained on a cumulative basis through 1 year of 3.40% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis.  The current gap position is primarily due to the level of Federal Funds Sold as well as loans and investments maturing and repricing in one year or less. Generally, because of the positive gap position of the Bank in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  Consequently, although the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecast changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at March 31, 2008.

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

As of the date of this report, there have not been any changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

UNITED BANCSHARES, INC.

Date: May 14, 2008	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 14, 2008	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.