Form 10-Q
period 2008-06-30
UNITED BANCSHARES INC /PA
filed 2008-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer___    Accelerated filer___     Non-accelerated filer_X_  Smaller Reporting Company ___

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of July 31, 2008, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at July 31, 2008.

The Series A Non-Voting Preferred Stock consists of 500,000 authorized shares of stock of which 136,842 shares are issued and outstanding and 6,308 shares are held in treasury stock as of July 31, 2008.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	2,797,795	3,875,911
Interest bearing deposits with banks	292,673	289,095
Federal funds sold	2,543,000	9,755,000
Cash & cash equivalents	5,633,468	13,920,006

Investment securities:
Held-to-maturity, at amortized cost(fair value of $9,751,861	9,768,518	10,466,053
and $10,493,820 at June 30, 2008 and December 31, 2007, respectively)
Available-for-sale, at market value	3,168,439	3,470,363

Loans , net of unearned discount	49,159,049	45,183,839
Less: allowance for loan losses	(664,395)	(589,526)
Net loans	48,494,654	44,594,313

Bank premises & equipment, net	1,465,809	966,494
Accrued interest receivable	410,395	399,243
Core deposit intangible	937,085	1,026,124
Prepaid expenses and other assets	308,794	393,855
Total Assets	70,187,162	75,236,451

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	12,536,595	12,762,066
Demand deposits, interest bearing	9,744,052	11,712,926
Savings deposits	18,077,683	19,912,673
Time deposits, $100,000 and over	12,195,818	13,380,822
Time deposits	8,542,591	8,315,998
	61,096,738	66,084,485

Accrued interest payable	187,657	134,845
Accrued expenses and other liabilities	323,193	331,711
Total Liabilities	61,607,588	66,551,041

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,368	1,368
500,000 shrs auth., 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares and 6,308 shares preferred, at cost	0	0
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,193,376)	(6,082,165)
Net unrealized gain on available-for-sale securities	11,046	5,669
Total Shareholders' equity	8,579,574	8,685,410
	70,187,162	75,236,451

See Accompanying Notes to Consolidated Financial Statements

Statements of Operations
(unaudited)
	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	851,821	866,828	1,668,694	1,715,195
Interest on investment securities	153,028	195,730	302,073	381,772
Interest on Federal Funds sold	25,901	155,181	98,854	287,672
Interest on time deposits with other banks	1,813	3,955	3,733	7,885
Total interest income	1,032,563	1,221,694	2,073,354	2,392,524

Interest Expense:
Interest on time deposits	142,552	191,495	307,062	381,640
Interest on demand deposits	27,269	41,761	66,237	75,394
Interest on savings deposits	21,807	78,808	62,811	134,585
Total interest expense	191,628	312,064	436,110	591,619

Net interest income	840,935	909,630	1,637,244	1,800,905

Provision for loan losses	15,000	50,000	15,000	60,000
Net interest income less provision for
loan losses	825,935	859,630	1,622,244	1,740,905

Noninterest income:
Customer service fees	139,859	134,874	289,739	275,992
ATM activity fees	106,478	121,269	212,487	237,265
Loan Syndication Fees	50,000	70,000	80,000	70,000
Other income	15,202	70,195	37,116	93,831
Total noninterest income	311,539	396,338	619,342	677,088

Non-interest expense
Salaries, wages, and employee benefits	386,432	404,721	802,461	812,284
Occupancy and equipment	259,190	238,126	540,457	489,379
Office operations and supplies	84,190	83,811	170,641	155,631
Marketing and public relations	25,392	51,923	47,222	72,982
Professional services	62,134	73,450	106,248	133,624
Data processing	126,287	112,365	250,529	225,142
Deposit insurance assessments	39,000	38,104	78,193	74,197
Other noninterest expense	198,513	210,734	357,046	385,713
Total non-interest expense	1,181,138	1,213,234	2,352,797	2,348,952

Net income	$(43,664)	$42,734	$(111,211)	$69,041

Earnings per share-basic	$(0.04)	$0.04	$(0.10)	$0.06
Earnings per share-diluted	$(0.04)	$0.04	$(0.10)	$0.06

Weighted average number of shares	1,102,088	1,102,088	1,102,088	1,102,088

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities
Net income (loss)	$(111,211)	$69,041
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	15,000	6,000
Depreciation and amortization	230,585	235,010
Decrease in accrued interest receivable and other assets	73,909	37,569
Increase in accrued interest payable and other liabilites	44,294	33,932
Net cash provided by operating activities	252,577	381,552

Cash flows from investing activities
Purchase of investments-Available-for-Sale	0	(504,359)
Purchase of investments-Held-to-Maturity	(5,250,931)	(3,275,751)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	309,343	254,146
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	5,944,209	3,716,346
Net increase in loans	(3,915,341)	(672,017)
Purchase of loans	0	(1,718,061)
Purchase of premises and equipment	(638,649)	(186,814)
Net cash used in investing activities	(3,551,368)	(2,386,510)

Cash flows from financing activities
Net decrease in deposits	(4,987,747)	(190,862)
Net cash used in financing activities	(4,987,747)	(190,862)

Decrease in cash and cash equivalents	(8,286,538)	(2,141,821)

Cash and cash equivalents at beginning of period	13,920,006	12,619,159

Cash and cash equivalents at end of period	$5,633,468	$10,477,338

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$488,922	$639,522

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2008 and December 31, 2007 and the consolidated results of its operations for the six month periods ended June 30, 2008 and 2007, and its consolidated cash flows for the six month periods ended June 30, 2008 and 2007.

2.  Share Based Payment

In 1998, the Company adopted a Stock Option Plan.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer.  These options remain outstanding and exercisable at June 30, 2008.

The Bank utilizes fair value based accounting for stock-based compensation with a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the six months ended June 30, 2008 and 2007 as no options were granted under the Plan during these periods.  All options were fully vested at December 31, 2007 and remain outstanding at June 30, 2008.

3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive income (loss)for the three months ended June 30, 2008 and 2007 was a loss of $(68,754)  and income of $14,307, respectively and for the six months ended June 30, 2008 and 2007 was a loss of $(105,834) and income of $54,164, respectively. The difference between the Company’s net income (loss) and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.	Net Income Per Share

 The calculation of net income per share follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Basic:
Net income (loss) available to shareholders	$(111,211)	$69,041
Average common shares outstanding-basic	1,102,088	1,102,088
Net income (loss) per share-basic	($0.10)	$0.06
Fully Diluted:
Average common shares-fully diluted	1,102,088	1,102,088
Net income (loss) per share-fully diluted	($0.10)	$0.06

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

The following is a description of the valuation methodologies used for instruments measured at fair value:

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of June 30, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at June 30, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$3,168		$3,168	-

The fair value of available for sale securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers.  If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2008.

  Carrying Value at June 30, 2008:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Losses for the Six Months Ended June 30, 2008
Assets: Impaired Loans	$ 2,425	-	-	$ 2,425	$22

The fair value of impaired loans is derived in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined at the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loan and lease losses in the consolidated balance sheets.  The valuation allowance for impaired loans at June 30, 2008 was $188,478.  Fair value losses declined approximately $3,000 for the six months ended June 30, 2008.

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

(in 000’s)	Six months ended June 30, 2008	Six months ended June 30, 2007
Balance at January 1	$590	$561
Charge-offs:
Commercial loans	(26)	-
Consumer loans	(38)	(113)
Total charge-offs	(64)	(113)
Recoveries	123	87
Net recoveries(charge-offs)	59	(26)
Additions charged to operations	15	60
Balance at June 30	$664	$595

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS’ interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government’s response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities; (j) technological changes being more difficult or expensive than anticipated; (k) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (l) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (m) UBS’ success in managing the risks involved in the foregoing.

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

Overview

There was a net loss of $44 thousand ($0.04 per common share) for the quarter ended June 30, 2008 compared to net income of $43 thousand ($0.04 per share) for the same quarter in 2007. There was a net loss of $111 thousand ($0.10 per common share) for the six months ended June 30, 2008 compared to net income of $69 thousand ($0.06 per share) in 2007. The 2008 financial results were negatively impacted by margin compression created by a 350 basis point interest rate reduction from September 2007 to June 2008.  Management has taken steps to minimize the impact of compression by reducing rates on its deposit products as well as shifting earning assets into higher yielding products to capture additional yield.  In addition, the level of nonperforming loans rose to $1.4 million at June 30, 2008 compared to $566 thousand at June 30, 2007. This increase is the result of several large commercial loans that were moved to an impaired status over the last six months.  Management is working to minimize the risk of loss and liquidate collateral, if necessary. The combination of these two factors resulted in a $164 thousand reduction in net interest income for the six months ended June 30, 2008 compared to 2007.

Deposit growth remains as one of management’s primary challenges.  This challenge is compounded by the low interest rate environment and the current regulatory environment.  Recent financial institution failures, although not directly related to the Bank, create more concern with depositors that may have balances in excess of $100,000—the FDIC insurance limit.  While the Bank has not lost deposits because of this concern, for the six months ended June 30, 2008, the Bank experienced deposit attrition totaling $5 million primarily in its interest-bearing checking and savings deposit balances that each declined by nearly $2.0 million.  Deposit reductions were the result of normal business use of funds for several construction contractors and not-for-profit entities. Management will continue its attempt to build on relationships with regional corporations, small businesses and community to overcome these challenges.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended June 30, 2008	Quarter ended June 30, 2007
Net interest income	$841	$910
Provision for loan losses	15	50
Noninterest income	312	396
Noninterest expense	1,181	1,213
Net income (loss)	(44)	43
Earnings (loss) per share-basic and diluted	$(0.04)	$0.04

Balance sheet totals:	June 30, 2008	December 31, 2007
Total assets	$70,187	$75,236
Loans, net	$48,495	$44,594
Investment securities	$12,937	$13,936
Deposits	$61,097	$66,084
Shareholders' equity	$8,580	$8,685

Ratios:	Quarter ended June 30, 2008	Quarter ended June 30, 2007
Return on assets	(0.16%)	0.23%
Return on equity	(1.45%)	2.05%
Tangible Equity to assets ratio	10.90%	9.79%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends

	June 30, 2008			March 31, 2008
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$48,105	$2,407	5.27%	$45,698
Investment securities
Held-to-maturity	9,404	455	5.08	8,949
Available-for-sale	3,235	(43)	(1.31)	3,278
Federal funds sold	4,898	(4,070)	(45.38)	8,969
Balances with other banks	292	2.69		290
Total uses	$65,934	($1,518)	(2.26)%	$67,183
Funding sources:
Demand deposits
Noninterest-bearing	$12,699	$50	0.40%	$12,649
Interest-bearing	10,112	(676)	(6.27)	10,788
Savings deposits	18,219	(781)	(4.11)	19,000
Time deposits	20,636	4	(0.04)	20,627
Total sources	$61,666	$(1,398)	(2.22)%	$63,064

Loans

Average loans increased $2.4 million, or 5.27%, during the quarter ended June 30, 2008 primarily as a result of the origination and funding of $2 million in commercial loans.  The Bank’s loan portfolio is heavily concentrated in commercial loans that comprise $37.3 million, or 76.9%, of total loans at June 30, 2008.   Approximately $16.1 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate $13.3 million, or 37%, of the commercial portfolio.   Management actively monitors this concentration to minimize potential credit risk.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.36% at June 30, 2008 compared to 1.30% at December 31, 2007. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The level of impaired loans requiring reserve increased from $2.0 million at December 31, 2007 to $2.4 million at June 30, 2008 with associated specific reserves of $166 thousand and $188 thousand, respectively. Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Management is actively working with its attorney to assist with its collection efforts including forbearance agreements, foreclosure and other collection strategies.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	June 30, 2008	December 31, 2007
Allowance for loan losses	$664	$590
Total Impaired Loans (includes non-accrual loans)	$2,415	$2,045
Total non-accrual loans	$1,408	$ 745
Allowance for loan losses as a percentage of:
Total Loans	1.36%	1.30%
Total nonperforming loans	0.47%	0.79%
Net(charge-offs) recoveries as a percentage of average loans	0.12%	(0.21)%

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

(Dollars in thousands)	June 30, 2008	December 31, 2007
Nonperforming loans:
Commercial	$1,134	$552
Installment	56	58
Residential Real Estate	218	136
Total	$1,408	$745

At June 30, 2008, non-accrual loans increased to $1.4 million from $745 thousand at December 31, 2007.    This increase is primarily related to several additional commercial loans and one residential mortgage loan that are more than 90 days delinquent.  These loans have been classified as “impaired’ with specific reserves allocated as required based on estimated liquidation values of collateral.  Management continues to aggressively pursue collection of non-accrual and previously charged-off loans. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities increased on average by $412 thousand, or 3.26%, during the quarter ended June 30, 2008 from the quarter ending March 31, 2008.  The 350 basis point reduction in interest rates triggered the call of $4 million in higher yielding callable agency securities during the six months ended June 30, 2008. In April and May 2008, the Bank purchased $3.75 million in similar securities to replace these securities and serve as collateral for it governmental deposits and to pledge at the Discount Window.  The yield on the investment portfolio is 4.92% at June 30, 2008 compared to 4.98% at December 31, 2007.  The duration of the portfolio remains relatively short at 3.1 years with 51% allocated to government sponsored agency mortgage-backed securities and 49% allocated to callable agency securities.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2008, average deposits declined $1.4 million, or 2.22%, from the quarter ending March 31, 2008.  The most significant decreases were in the Bank’s interest bearing checking and savings account balances for which the Bank once offered premium interest rates.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits.  In addition, the current regulatory climate, publication of the Bank’s regulatory order, and recent financial institution failures present new challenges when attempting to attract deposits in excess of $100,000—the FDIC insurance limit.  To stabilize and grow its deposit base, management will continue to focus its marketing efforts on existing customers and other large corporations headquartered or doing business in the region that seek to positively impact community.  In addition, the Bank will better enforce the deposit requirements of its commercial loan customers.

Certificates of deposit remained relatively stable during the quarter. While the Bank has $12.2 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 66%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

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

Many of the commitments are expected to expire without being drawn upon.  The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at June 30, 2008 are summarized below:

Commitments to extend credit	$11,678,000

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

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $9.3 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2008, the Bank had total short-term liquidity, including cash and federal funds sold, of $5.6 million, or 7.98%, of total assets compared to $13.9 million, or 18.48%, at December 31, 2007.  The decline in liquidity is primarily the result of net loan fundings that totaled  $4.9 million coupled with a $5 million decline in deposits for the six months ended June 30, 2008.  The portion of the Bank’s investment portfolio classified as available-for-sale may also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

•	Seek additional non-public deposits from existing private sector customers
•	Sell available for sale securities that are not pledged as collateral
•	Sell participations of existing commercial credits to other financial institutions in the region

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Capital Resources

Total shareholders' equity declined approximately $106 thousand compared to December 31, 2007 as a result of a net loss of $111 thousand during the six months ended June 30, 2008 offset by other comprehensive income of $5 thousand from unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  The Company and the Bank do not anticipate paying dividends in the near future.

	Company	Company
(thousands of dollars, except percentages)	June 30, 2008	December 31, 2007
Total Capital	$8,580	$8,685
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(948)	(1,026)
Tier 1 Capital	7,632	7,659
Tier 2 Capital	586	571
Total Qualifying Capital	$8,216	$8,230
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$46,894	$45,667
Tier 1 Risk-Based Capital Ratio	16.27%	16.77%
Tier 2 Risk-Based Capital Ratio	17.52%	18.03%
Leverage Ratio	10.90%	10.33%
	Bank	Bank
Total Capital	$8,340	$8,335
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(948)	(1,185)

Tier 1 Capital	7,392	7,150
Tier 2 Capital	586	556
Total Qualifying Capital	7,978	$7,706
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$46,894	$44,464
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 4.00%)	15.79%	16.08%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 8.00%)	17.04%	17.33%
Leverage Ratio (Minimum Ratio- 4.00%)	10.55%	9.93%

Results of Operations
Summary

The Bank had a net loss of $44 thousand ($0.04 per common share) for the quarter ended June 30, 2008 compared to net income of $43 thousand ($0.04 per common share) for the quarter ended June 30, 2007.  The Bank had a net loss of $111 thousand ($0.10 per common share) for the six months ended June 30, 2008 compared to net income of $69 thousand ($0.06 per common share) for the six months ended June 30, 2007.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2008			Three months ended June 30, 2007
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$48,105	$852	7.08%	$42,670	$867	8.13%
Investment securities-HTM	9,404	110	4.68	12,240	153	4.99
Investments securities-AFS	3,235	44	5.32	3,301	43	5.21
Federal funds sold	4,898	26	2.12	11,600	155	5.35
Interest bearing balances with other banks	292	2	2.74	284	4	5.57
Total interest-earning assets	65,934	1,033	6.27	70,095	1,222	6.97
Interest-bearing liabilities
Demand deposits	10,112	27	1.07	10,099	42	1.65
Savings deposits	18,219	22	0.46	20,081	79	1.57
Time deposits	20,636	143	2.77	21,826	191	3.51
Total interest-bearing liabilities	48,967	192	1.56	52,006	312	2.40
Net interest earnings		$841			$910
Net yield on interest-earning assets			5.11%			5.19%

Net interest income decreased $69 thousand, or 7.55%, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 and decreased $164 thousand, or 9.09%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The yield on earning assets for the quarter ended June 30, 2008 declined to 6.27% from 6.97% for the same three months in 2007 as a result of a 350 basis point reduction in the prime lending and Federal Funds Sold rates from September 2007 to April 2008. While the yield on earning assets decreased 70 basis points, the cost of interest-bearing liabilities declined 84 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. The combination of these factors resulted in margin compression of only 8 basis points for the quarter ended June 30, 2008 compared to the same quarter in 2007. Management will continue to review and modify rates on its loan and deposit products to manage interest rate risk and minimize margin compression.

Provision for Loan Losses
Provisions for loan losses were $15 thousand for the quarter ended June 30, 2008 compared to $50 thousand for the same quarter in 2007. The Bank was not affected by the recent fallout in the sub-prime lending market as it was not a lender or purchaser of this type of residential mortgage loan.  The requirement for provisions, if any, is based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased $85 thousand, or 21.4%, for the quarter ending June 30, 2008, compared to the same quarter in 2007. Noninterest income decreased $57 thousand, or 8.53%, for the six months ended June 30, 2008, compared to 2007.   In June 2007, the Bank was awarded a one-time $50 thousand grant from the City of Philadelphia.  This grant served as a match to a $50 thousand grant the Bank was awarded in 2006 by the Commonwealth of Pennsylvania’s Department of Community and Economic Development to provide Small Business and Non-profit bridge loan financing to the community.

Customer service fees increased by $5 thousand, or 3.70%, for the quarter ended June 30, 2008, compared to 2007 and increased $14 thousand, or 4.98%, for the six months ended June 30, 2008 compared to 2007 primarily as a result of an increase in overdraft fees on deposit accounts.   ATM fees declined $15 thousand, or 12.20%, for the quarter ended June 30, 2008, compared to 2007 and declined $25 thousand, or 10.44%, for the six months ended June 30, 2008 compared to 2007 because of an overall decline in ATM machine usage.  Studies continue to show that consumers are moving towards the use of non-cash payment systems including debit cards and credit cards.  In July 2008, management imposed a 50% increase in its surcharge fee in effort to boost the overall profitability of the network.

Loan syndication fees decreased $20 thousand for the quarter ended June 30, 2008 but increased $10 thousand for the six months ended June 30, 2008. Quarterly fluctuations are a result of the change in the timing of the launch of one credit facility. There was also an increase in administrative fees on one of the credit facilities. The Bank continues to serve as agent/arranger for two (2) facilities for which annual fees are projected to be a minimum of $130 thousand.  Management is actively pursuing growth in this line of business and will market this service to local corporations.

Noninterest Expense

Salaries and benefits decreased $18 thousand, or 4.52%, for the quarter ended June 30, 2008 compared to 2007 and decreased $10 thousand, or 1.21%, for the six months ended June 30, 2008 compared to 2007. The decline is primarily related to an open Senior Lending Officer position that became vacant in March 2008.  A search is being conducted to fill this position.  Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense increased $21 thousand, or 8.85%, for the quarter ended June 30, 2008 compared to 2007 and increased $51 thousand, or 10.44%, for the six months ended June 30, 2008 compared to 2007.  The increase is primarily attributable to costs related to the conversion to a new ATM maintenance provider in July 2007.  The move to the new provider was made in effort to improve the ATM service level and up-time.  In addition, leasehold improvement expenses were incurred to renovate the interior/exterior of the Bank’s Wadsworth Avenue branch in 2007. In March 2008, the Bank completed leasehold improvements on its new branch located in Progress Plaza and relocated in April 2008 at which time it began paying higher rent expense. Interior and exterior improvements began at the Bank’s West Philadelphia branch in May 2008.  These leasehold improvements have resulted in increased depreciation expense.

Office operations and supplies expense were relatively the same for the quarter June 30, 2008 compared to 2007 and increased $15 thousand, or 9.64%, for the six months ended June 30, 2008 compared to 2007 primarily related to additional telephone expense resulting from additional high speed lines to improve communication in the Bank’s wide area network. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if expense reductions can be made.

Marketing and public relations expense declined $27 thousand, or 51.10%, for the quarter ending June 30, 2008 compared to 2007 and declined $26 thousand, or 35.30%, for the six months ended June 30, 2008 compared to 2007. In January 2007, the Bank hired a marketing consultant to assist with the implementation of its marketing campaign to introduce new products and services including a direct mail solicitation, ongoing newspaper advertisements, and billboards.  In 2008, the Bank reduced its advertising placements and external marketing consultant use from a monthly retainer to an “as needed” basis.

Professional services expense decreased approximately $11 thousand, or 15.41%, for the quarter ended June 30, 2008 compared to the same quarter in 2007 and decreased $27 thousand, or 20.49%, for the six months ended June 30, 2008 compared to 2007 as a result of a reduction in consulting and legal fees.  In 2007, the Bank used consultants to assist with information technology matters.  The decline in legal fees is a result of the elimination of a monthly legal retainer for the Bank’s general counsel because of fewer legal matters.  Legal services are now billed based on actual hours spent.

Data processing expenses increased $14 thousand, or 12.39% for the quarter ended June 30, 2008 compared to the same quarter in 2007 and increased $25 thousand, or 11.28% for the six months ended June 30, 2008 compared to 2007.  The increase relates to an annual increase of 6% by the Bank’s core service provider and the implementation of a new e-banking platform that is integrated with the Bank’s core system.  This platform is used by the Bank’s consumer and corporate customers to perform cash management transactions.  The increase is also related to the Bank’s ATM processing expense—specifically, net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.

Federal deposit insurance assessments increased $1 thousand, or 2.35%, for the quarter ended June 30, 2008 compared to 2007 and increased $4 thousand, or 0.16%, for the six months ended June 30, 2008 compared to 2007.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

The FDIC became the Bank’s primary regulator on January 1, 2008.  Taking into account the results of the 2007 regulatory examinations, the FDIC and the Commonwealth of PA issued new regulatory orders (“Orders”) to replace a Written Agreement the Bank had with the Federal Reserve and Commonwealth Department of Banking, its former regulators. Management believes that the Bank is substantially in compliance with the conditions of the Orders and continues to address all matters as required.  Failure to comply could result in additional regulatory supervision and/or actions.

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

Under the Federal Reserve Act, the Federal Reserve Board has the power to prohibit the payment of cash dividends by a bank holding company if it determines that such a payment would be an unsafe or unsound practice or constitutes a serious risk to the financial soundness or stability of the subsidiary bank.  As a result of these laws and regulations, the Bank, and therefore the Company, whose only source of income is dividends from the Bank, will be unable to pay any dividends while an accumulated deficit exists.  The Company does not anticipate that dividends will be paid for the foreseeable future.

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

At June 30, 2008, a slight liability sensitive position is maintained on a cumulative basis through 1 year of -1.22% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position is relatively neutral to increasing or declining interest rates with little or no impact on net interest income.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at June 30, 2008.

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

UNITED BANCSHARES, INC.

Date: August 14, 2008	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2008	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.