Form 10-Q
period 2008-09-30
UNITED BANCSHARES INC /PA
filed 2008-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and a Series Preferred Stock.

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of October 31, 2008, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at October 31, 2008.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A of which 111,842 shares are issued and outstanding and 31,308 shares are held in treasury stock as of October 31, 2008.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item1. Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	2,595,227	3,875,911
Interest bearing deposits with banks	294,482	289,095
Federal funds sold	3,717,000	9,755,000
Cash & cash equivalents	6,606,709	13,920,006

Investment securities:
Held-to-maturity, at amortized cost(fair value of $9,310,740.	9,328,065	10,466,053
and $10,493,820 at September 30, 2008 and December 31, 2007, respectively)
Available-for-sale, at market value	3,030,316	3,470,363

Loans , net of unearned discount	49,764,828	45,183,839
Less: allowance for loan losses	(953,202)	(589,526)
Net loans	48,811,626	44,594,313

Bank premises & equipment, net	1,587,951	966,494
Accrued interest receivable	464,774	399,243
Core deposit intangible	892,565	1,026,124
Prepaid expenses and other assets	382,620	393,855
Total Assets	71,104,626	75,236,451

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	12,404,508	12,762,066
Demand deposits, interest bearing	11,539,208	11,712,926
Savings deposits	17,174,671	19,912,673
Time deposits, $100,000 and over	12,307,685	13,380,822
Time deposits	8,813,241	8,315,998
	62,239,314	66,084,485

Accrued interest payable	116,822	134,845
Accrued expenses and other liabilities	512,166	331,711
Total Liabilities	62,868,302	66,551,041

Shareholders' equity:
Preferred Stock, Series A, non-cum., 6%, $.01 par value,	1,368	1,368
500,000 shrs auth., 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 common shares and 6,308 shares preferred, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,541,841)	(6,082,165)
Net unrealized gain on available-for-sale securities	16,261	5,669
Total Shareholders' equity	8,236,324	8,685,410
	71,104,626	75,236,451

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	859,632	910,457	2,528,326	2,625,652
Interest on investment securities	155,493	189,241	457,566	571,013
Interest on Federal Funds sold	24,757	131,667	123,611	419,339
Interest on time deposits with other banks	1,859	4,471	5,592	12,356
Total interest income	1,041,741	1,235,836	3,115,095	3,628,360

Interest Expense:
Interest on time deposits	131,885	192,119	438,948	573,759
Interest on demand deposits	27,525	49,557	93,762	124,951
Interest on savings deposits	20,825	84,537	83,636	219,122
Total interest expense	180,235	326,213	616,346	917,832

Net interest income	861,506	909,623	2,498,749	2,710,528

Provision for loan losses	278,000	10,000	293,000	70,000
Net interest income less provision for
loan losses	583,506	899,623	2,205,749	2,640,528

Noninterest income:
Customer service fees	133,496	150,093	423,235	426,085
ATM activity fees	125,529	109,198	338,016	346,463
Loan Syndication Fees	0	25,000	80,000	95,000
Other income	17,315	16,920	54,431	110,751
Total noninterest income	276,340	301,211	895,682	978,299

Non-interest expense
Salaries, wages, and employee benefits	391,950	410,341	1,194,411	1,222,625
Occupancy and equipment	278,232	281,680	818,689	771,059
Office operations and supplies	81,535	79,024	252,176	234,655
Marketing and public relations	35,985	17,815	83,207	90,797
Professional services	62,500	52,487	168,748	186,111
Data processing	129,480	116,292	380,009	341,434
Deposit insurance assessments	42,000	40,200	120,193	114,397
Other noninterest expense	186,629	197,640	543,675	583,353
Total non-interest expense	1,208,311	1,195,479	3,561,108	3,544,431

Net income	$(348,465)	$5,355	$(459,677)	$74,396

Earnings per share-basic	$(0.33)	$0.005	$(0.43)	$0.07
Earnings per share-diluted	$(0.33)	$0.005	$(0.43)	$0.07
Weighted average number of shares	1,068,588	1,068,588	1,068,588	1,068,588

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities
Net income (loss)	$(459,677)	$74,396
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	293,000	70,000
Depreciation and amortization	356,005	350,737
Decrease in accrued interest receivable and other assets	(54,296)	80,090
Increase in accrued interest payable and other liabilites	162,432	62,214
Net cash provided by operating activities	297,465	637,436

Cash flows from investing activities
Purchase of investments-Available-for-Sale	$0	(504,359)
Purchase of investments-Held-to-Maturity	(5,253,199)	(3,275,751)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	454,765	340,447
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	6,383,696	4,665,432
Net increase in loans	(4,510,313)	(620,093)
Purchase of loans	0	(1,718,061)
Purchase of premises and equipment	(840,539)	(306,332)
Net cash used in investing activities	(3,765,590)	(1,418,717)

Cash flows from financing activities
Net (decrease)increase in deposits	(3,845,171)	1,473,084
Net cash used in (provided by) financing activities	(3,845,171)	1,473,084

Decrease in cash and cash equivalents	(7,313,297)	691,803

Cash and cash equivalents at beginning of period	13,920,006	12,619,159

Cash and cash equivalents at end of period	$6,606,709	13,310,962

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$598,323	909,597

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2008 and December 31, 2007 and the consolidated results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its consolidated cash flows for the nine month periods ended September 30, 2008 and 2007.

2.  Share Based Payment

In 1998, the Company adopted a Stock Option Plan.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer.  These options remain outstanding and exercisable at September 30, 2008.

The Bank utilizes fair value based accounting for stock-based compensation with a modified version of prospective application in accordance with Statement of Financial Accounting Standards No. 123R, (“FAS 123R”), Share-Based Payment. There was no compensation cost charged against income for the Plan for the nine months ended September 30, 2008 and 2007 as no options were granted under the Plan during these periods.  All options were fully vested at December 31, 2007 and remain outstanding at September 30, 2008.

3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was a loss of $(343,250)  and income of $27,957, respectively, and for the nine months ended September 30, 2008 and 2007 was a loss of $(449,085) and income of $82,122, respectively. The difference between the Company’s net income (loss) and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

4.  Net Income(Loss) Per Share

 The calculation of net income per share follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Basic:
Net income (loss) available to shareholders	$(459,677)	$74,396
Average common shares outstanding-basic	1,065,088	1,065,088
Net income (loss) per share-basic	($0.42)	$0.07
Fully Diluted:
Average common shares-fully diluted	1,065,088	1,065,088
Net income (loss) per share-fully diluted	($0.42)	$0.07

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

These levels are not necessarily an indication of the risks or liquidity associated with these investments.  The following is a description of the valuation methodologies used for instruments measured at fair value:

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of September 30, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at September 30, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$3,030		$3,030	-

The fair value of available for sale securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers.  If listed prices or quotes are not available, fair value is based upon externally developed models that use unobservable inputs due to the limited market activity of the instrument.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of September 30, 2008, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2008.

  Carrying Value at September 30, 2008:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Losses for the Nine Months Ended September 30, 2008
Assets: Impaired Loans	$ 2,556	-	-	$ 2,556	$285

The fair value of impaired loans is derived in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined at the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loan and lease losses in the consolidated balance sheets.  The valuation allowance for impaired loans at September 30, 2008 was $451,478.  Fair value losses increased approximately $266,000 for the nine months ended September 30, 2008.

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

(in 000’s)	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Balance at January 1	$590	$561
Charge-offs:
Commercial loans	(26)	(91)
Consumer loans	(43)	(126)
Total charge-offs	(69)	(217)
Recoveries	138	114
Net recoveries(charge-offs)	69	(103)
Additions charged to operations	293	70
Balance at September 30	$952	$528

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.   For financial reporting purposes, a valuation allowance of 100% of the net deferred tax asset has been recognized to offset the net deferred tax assets related to cumulative temporary differences and tax loss carryforwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of the net deferred tax asset to the expected realizable amount.

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS’ interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates or the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events and the war in Iraq) and the U.S. Government’s response to those events or the U.S. Government becoming involved in an additional conflict in a foreign country; (i) the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities; (j) technological changes being more difficult or expensive than anticipated; (k) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (l) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers; and (m) UBS’ success in managing the risks involved in the foregoing.

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

In response to the financial crisis affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  On October 14, 2008 the United States Treasury and banking regulators announced in a joint statement the details of new government programs under EESA.  These programs are the Trouble Asset Relief Program (“TARP”) and the FDIC Temporary Liquidity Guaranty Program (“TLGP”).  Under TARP, the Treasury will use $250 billion of its $700 billion available under EESA to purchase $125 billion of preferred stock in nine major financial institutions.  The remaining $125 billion will be available for the purchase of preferred stock in qualified smaller financial institutions.  The preferred stock would pay a five percent per annum dividend for the first five years and a nine percent per annum dividend thereafter.  The Treasury will receive warrants to purchase a participating institution’s common stock equal to fifteen percent of the Treasury’s total investment in the participating institution.  The participating institution’s executives must agree to certain compensation restrictions and the participating institutions must agree to certain other restrictions.

In addition to creation of TARP, the EESA included a provision increasing the amount of deposits insured by the FDIC from $100,000 to $250,000 until December, 2009.  Under TLGP, the FDIC is temporarily providing a one hundred percent guaranty of the senior debt of all FDIC insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts.  Non-interest bearing deposit transaction accounts under this program will have full insurance coverage through December 31, 2009.  All FDIC institutions will be immediately covered for the first thirty days at no charge.  After the initial thirty days or December 5, 2008, institutions may elect to opt out of the program by giving notice to the FDIC.  Those institutions that do not opt out of the program will be charged a ten basis point fee on deposit amounts in excess of $250,000.

Also, under TLGP, senior unsecured debt issued before June 30, 2009 will be fully insured.  All FDIC insured institutions will be covered immediately under this program for the first thirty days at no charge.  After thirty days or December 5, 2008, an institution may elect to opt out.  If an institution does not opt out of the program, it will incur an annualized fee of seventy-five basis points on the amount of debt insured under this program.  Coverage of newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date.  The newly issued unsecured senior debt covered by the program includes promissory notes, commercial paper, interbank funding and any unsecured portion of secured debt.

The Company has made the decision to participate in the TLGP program.  There is no assurance that the recently enacted legislation will stabilize the financial industry as intended and that it is difficult to accurately determine the impact participating or not participating in these programs will have on the Company.

Overview

The Bank incurred a net loss of $348 thousand ($0.32 per common share) for the quarter ended September 30, 2008 compared to net income of $5 thousand ($0.005 per common share) for the quarter ended September 30, 2007.  The Bank had a net loss of $460 thousand ($0.42 per common share) for the nine months ended September 30, 2008 compared to net income of $74 thousand ($0.07 per common share) for the nine months ended September 30, 2007.  The 2008 financial results have been negatively impacted by increased provisions for loan losses and a reduction in average earning assets due to deposit attrition.

The level of impaired loans requiring reserve increased from $2.0 million at December 31, 2007 to $2.6 million at September 30, 2008 with associated specific reserves of $451 thousand and $188 thousand, respectively. During the quarter ended September 30, 2008, the Bank added an additional specific reserve of $263 thousand for one loan to a road repair company for which it received notice that its operations had ceased.  Management will continue its collection efforts through liquidation of the underlying collateral.

The fallout resulting from the subprime mortgage market continues to create credit quality challenges and significant write downs by financial institutions across the nation. In addition, there is tightness in the commercial sector. Subprime foreclosures have continued to increase. Falling home values and over-leveraged consumers are contributing to increased delinquencies and charge-offs of consumer credits. The Bank did not originate a high volume of HELOCS or residential mortgage loans during the last 5 years of home price escalation. Home equity loans originated during this period were underwritten within the Bank’s LTV policy limits. Also, the Bank’s loan portfolio is heavily concentrated in owner occupied commercial real estate which serves to minimize credit risk. Because of these factors, the Bank is somewhat insulated from negative industry trends related to home loans.  However, the “trickle down” effect is always a concern in a recessionary economy with reduced employment and reduced spending that may result in less cashflow for the Bank’s business customers to repay their loans.  These factors may contribute to increased delinquencies. Management will proactively monitor the Bank’s portfolio for signs of weakness.

Deposit growth remains one of management’s primary challenges.  This challenge is compounded by the low interest rate environment and the current regulatory environment.  Recent financial institution failures (including Freddie Mac and Fannie Mae) although not directly related to the Bank, create more concern with depositors that may have balances in excess of  the FDIC’s insurance limit that was increased to $250,000 per depositor in October 2008.   For the nine months ended September 30, 2008, the Bank experienced deposit attrition totaling $4 million primarily in its savings deposit balances that declined by $2.7 million.  Deposit reductions were the result of normal business use of funds for several construction contractors and not-for-profit entities. Management will continue its attempt to build on relationships with regional corporations, small businesses and community to overcome these challenges.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2008	Quarter ended September 30, 2007
Net interest income	$862	$910
Provision for loan losses	278	10
Noninterest income	276	301
Noninterest expense	1,208	1,195
Net income (loss)	(348)	5
Earnings (loss) per share-basic and diluted	$(0.32)	$0.005

Balance sheet totals:	September 30, 2008	December 31, 2007
Total assets	$71,105	$75,236
Loans, net	$48,812	$44,594
Investment securities	$12,358	$13,936
Deposits	$62,239	$66,084
Shareholders' equity	$8,236	$8,685

Ratios:	Quarter ended September 30, 2008	Quarter ended September 30, 2007
Return on assets	(0.64%)	.03%
Return on equity	(5.97%)	0.33%
Tangible Equity to assets ratio	10.22%	9.71%

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends

	September 30, 2008			June 30, 2008
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$49,443	$1,338	2.78%	$48,105
Investment securities
Held-to-maturity	9,691	287	3.05	9,404
Available-for-sale	3,081	(154)	(4.76)	3,235
Federal funds sold	4,968	70	1.43	4,898
Balances with other banks	294	2	0.68	292
Total uses	$67,477	$1,543	2.34%	$65,934
Funding sources:
Demand deposits
Noninterest-bearing	$13,245	$546	4.30%	$12,699
Interest-bearing	11,761	1,649	16.31	10,112
Savings deposits	17,641	(578)	(3.17)	18,219
Time deposits	20,788	153	0.74	20,636
Total sources	$63,435	$1,769	2.87%	$61,666

Loans

Average loans increased $1.3 million, or 2.78%, during the quarter ended September 30, 2008 primarily as a result of the origination and funding of $1 million in commercial loans and $500 thousand in student loans.  The recent turmoil in the capital markets has resulted in the Bank’s inability to sell its student loans.  Because of this, the Bank has temporarily suspended its student loan origination activity.  Only those student loans for which commitments had been made at September 19, 2008 will be funded.  At September 30, 2008, these commitments totaled $744 thousand and represent funding requirements through June 2009.

The Bank’s loan portfolio remains heavily concentrated in commercial loans that comprise $37.2 million, or 74.7%, of total loans at September 30, 2008.   Approximately $15.8 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate $13.8 million, or 37.1%, of the commercial portfolio.   Management actively monitors this concentration to minimize potential credit risk.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.92% at September 30, 2008 compared to 1.30% at December 31, 2007. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The level of impaired loans requiring reserve increased from $2.0 million at December 31, 2007 to $2.6 million at September 30, 2008 with associated specific reserves of $451 thousand and $188 thousand, respectively. Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  During the quarter ended September 30, 2008, the Bank added an additional specific reserve of $263 thousand for one loan to a road repair company for which it received notice that its operations had ceased.  The underlying collateral including receivables and equipment are not deemed sufficient to repay the debt. Management will continue its collection efforts through liquidation of the underlying collateral. The Bank is working with a collection attorney to assist with its recovery efforts on all other impaired loans including forbearance agreements, foreclosure and other collection strategies.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	September 30, 2008	December 31, 2007
Allowance for loan losses	$953	$590
Total Impaired Loans (includes non-accrual loans)	$2,556	$2,045
Total non-accrual loans	$1,559	$ 745
Allowance for loan losses as a percentage of:
Total Loans	1.92%	1.30%
Total nonperforming loans	61.13%	79.00%
Net(charge-offs) recoveries as a percentage of average loans	0.14%	(0.21)%

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

(Dollars in thousands)	September 30, 2008	December 31, 2007
Nonperforming loans:
Commercial	$1,270	$552
Installment	71	58
Residential Real Estate	218	136
Total	$1,559	$745

At September 30, 2008, non-accrual loans increased to $1.5 million from $745 thousand at December 31, 2007.    This increase is primarily related to several additional commercial loans and one residential mortgage loan that are more than 90 days delinquent.  These loans have been classified as “impaired’ with specific reserves allocated as required based on estimated liquidation values of collateral.  Management continues to aggressively pursue collection of non-accrual and previously charged-off loans. There is no other known information about possible credit problems other than those classified as nonaccrual that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities were relatively unchanged-- increasing on average by only $133 thousand, or 1.05%, during the quarter ended September 30, 2008 from the quarter ending June 30, 2008.  The yield on the investment portfolio is 4.83% at September 30, 2008 compared to 4.98% at December 31, 2007.  The duration of the portfolio remains relatively short at 3.0 years with 51% allocated to government sponsored agency mortgage-backed securities and 49% allocated to callable agency securities.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

During the quarter ended September 30, 2008, several financial entities failed and were taken over by the Federal Government including Fannie Mae and Freddie Mac, the most significant mortgage market makers in the country.  Financial institutions holding equity positions in either of these entities experienced permanent impairment in value resulting in write-offs.  The Bank holds fixed income debt and mortgage-backed securities of these entities for which there was no negative impact on value.  The most significant risk associated with the Bank’s investments is “optionality” whereby callable debt securities may be called or the speeds at which mortgage-backed securities pay may quicken creating additional liquidity in a declining rate environment.  The result would be a reduction in yield on the portfolio.

Deposits

During the quarter ended September 30, 2008, average deposits increased $1.8 million, or 2.87%, from the quarter ending June 30, 2008.  The most significant increase was in the Bank’s interest bearing checking accounts that increased by $1.6 million, or 16.31%, during the quarter primarily as a result of one non-profit customer receiving its annual funding of $2 million in July 2008.  These funds are expected to decline to an average of $400 thousand by December 31, 2008. Savings account balances for which the Bank once offered premium interest rates declined by $578 thousand, or 4.30%, during the quarter.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits.   Management is seeking to capitalize on the FDIC’s increase in insurance limit from $100,000 to $250,000, effective October 14, 2008.  The Bank has a number of customers that deposited up to the insurance limit of $100,000 from which it will solicit increased deposit levels.  Management will continue to focus its marketing efforts on existing customers and other large corporations headquartered or doing business in the region that seek to positively impact community.  In addition, the Bank will better enforce the deposit requirements of its commercial loan customers.

Certificates of deposit increased by $152 thousand, or 0.74%, as a result of several customers shifting from lower rate savings products to certificates of deposit. While the Bank has $12.3 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 66%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

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

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at September 30, 2008 are summarized below:

Commitments to extend credit	$12,411,000

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2008, the Bank had total short-term liquidity, including cash and federal funds sold, of $6.6 million, or 9.29%, of total assets compared to $13.9 million, or 18.48%, at December 31, 2007.  The decline in liquidity is primarily the result of net loan fundings that totaled  $4.5 million coupled with a $3.8 million decline in deposits for the nine months ended September 30, 2008.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:
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

Capital Resources

Total shareholders' equity declined approximately $449 thousand compared to December 31, 2007 as a result of a net loss of $460 thousand during the nine months ended September 30, 2008 offset by other comprehensive income of $11 thousand from unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions.

	Company	Company
(thousands of dollars, except percentages)	September 30, 2008	December 31, 2007
Total Capital	$8,236	$8,685
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(909)	(1,026)
Tier 1 Capital	7,327	7,659
Tier 2 Capital	599	571
Total Qualifying Capital	$7,926	$8,230
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,911	$45,667
Tier 1 Risk-Based Capital Ratio	15.29%	16.77%
Tier 2 Risk-Based Capital Ratio	16.54%	18.03%
Leverage Ratio	10.21%	10.33%

	Bank	Bank
Total Capital	$8,000	$8,335
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(909)	(1,185)

Tier 1 Capital	7,091	7,150
Tier 2 Capital	599	556
Total Qualifying Capital	7,690	$7,706
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,911	$44,464
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 4.00%)	14.91%	16.08%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 8.00%)	16.17%	17.33%
Leverage Ratio (Minimum Ratio- 4.00%)	9.88%	9.93%

Results of Operations
Summary

The Bank incurred a net loss of $348 thousand ($0.32 per common share) for the quarter ended September 30, 2008 compared to net income of $5 thousand ($0.005 per common share) for the quarter ended September 30, 2007.  The Bank had a net loss of $460 thousand ($0.42 per common share) for the nine months ended September 30, 2008 compared to net income of $74 thousand ($0.07 per common share) for the nine months ended September 30, 2007.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2008			Three months ended September 30, 2007
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$49,443	$860	6.96%	$45,013	$910	8.09%
Investment securities-HTM	9,691	117	4.83	12,114	148	4.87
Investments securities-AFS	3,081	38	4.93	3,240	42	5.19
Federal funds sold	4,968	25	2.01	10,434	132	5.05
Interest bearing balances with other banks	294	2	2.72	286	4	5.59
Total interest-earning assets	67,477	1,042	6.18	71,087	1,236	6.95
Interest-bearing liabilities
Demand deposits	11,761	27	0.92	10,407	50	1.90
Savings deposits	17,641	21	0.48	20,342	85	1.66
Time deposits	20,788	132	2.54	21,701	192	3.54
Total interest-bearing liabilities	50,190	180	1.43	52,450	326	2.49
Net interest earnings		$862			$910
Net yield on interest-earning assets			5.11%			5.12%

Net interest income decreased $48 thousand, or 5.92%, for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 and decreased $212 thousand, or 7.81%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The yield on earning assets for the quarter ended September 30, 2008 declined to 6.18% from 6.95% for the same three months in 2007 as a result of a 275 basis point reduction in the prime lending and Federal Funds Sold rates from September 2007 to September 2008. While the yield on earning assets decreased 77 basis points, the cost of interest-bearing liabilities declined 106 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. As a result, the Bank did not experience margin compression. The reduction in the Bank’s net interest income during the three months ended September 30, 2008 compared to 2007 was caused by a $3.6 million reduction in earning assets. Management will focus on growing its core assets to increase net interest income.  In addition, rates on loan and deposit products will continue to be reviewed and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses

Provisions for loan losses were $278 thousand for the quarter ended September 30, 2008 compared to $10 thousand for the same quarter in 2007. Provisions for loan losses were $293 thousand for the nine months ended September 30, 2008 compared to $70 thousand for the same period in 2007. The Bank was not affected by the recent fallout in the sub-prime lending market as it was not a lender or purchaser of this type of residential mortgage loan.  The requirement for additional provisions was based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased $25 thousand, or 8.26%, for the quarter for  ending September 30, 2008, compared to the same quarter in 2007. Noninterest income decreased $83 thousand, or 8.44%, for the nine months ended September 30, 2008, compared to 2007.   In June 2007, the Bank was awarded a one-time $50 thousand grant from the City of Philadelphia.  This grant served as a match to a $50 thousand grant the Bank was awarded in 2006 by the Commonwealth of Pennsylvania’s Department of Community and Economic Development to provide Small Business and Non-profit bridge loan financing to the community.

Customer service fees decreased by $17 thousand, or 11.06%, for the quarter ended September 30, 2008, compared to 2007 and decreased $3 thousand, or 0.67%, for the nine months ended September 30, 2008 compared to 2007 primarily as a result of a decrease in overdraft fees on deposit accounts.  In mid September 2008, in line with market conditions, the Bank increased the activity fees it charges its customers for overdrafts and low account balances.

 ATM fees increased $17 thousand, or 14.96%, for the quarter ended September 30, 2008, compared to 2007 but declined $8 thousand, or 2.44%, for the nine months ended September 30, 2008 compared to 2007.  The Bank has experienced an overall year-to-year decline in ATM usage. Studies continue to show that consumers are moving towards the use of non-cash payment systems including debit cards and credit cards.  In July 2008, management imposed a 50% increase in its surcharge fee in effort to boost the overall profitability of the network.

Loan syndication fees decreased $25 thousand for the quarter ended September 30, 2008 and decreased $15 thousand for the nine months ended September 30, 2008. Fluctuations are a result of the change in the timing of one credit facility. The Bank continues to serve as agent/arranger for two (2) facilities for which annual fees are projected to be a minimum of $130 thousand.  Management is actively pursuing growth in this line of business and will market this service to local corporations.

Noninterest Expense

Salaries and benefits decreased $18 thousand, or 4.48%, for the quarter ended September 30, 2008 compared to 2007 and decreased $28 thousand, or 2.31%, for the nine months ended September 30, 2008 compared to 2007. The decline is primarily related to an open Senior Lending Officer position that became vacant in March 2008.  A search is underway to fill this position.  Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense decreased $3 thousand, or 1.22%, for the quarter ended September 30, 2008 compared to 2007 but increased $48 thousand, or 6.18%, for the nine months ended September 30, 2008 compared to 2007.  The increase is primarily attributable to leasehold improvement expenses that were incurred to renovate the interior/exterior of the Bank’s Wadsworth Avenue branch in 2007. In March 2008, the Bank completed leasehold improvements on its new branch located in Progress Plaza and relocated in April 2008 at which time it began paying higher rent expense. Interior and exterior improvements began at the Bank’s West Philadelphia branch in May 2008.  These leasehold improvements have resulted in increased depreciation expense.

Office operations and supplies expense increased $3 thousand, or 3.18%, for the quarter September 30, 2008 compared to 2007 and increased $18 thousand, or 7.47%, for the nine months ended September 30, 2008 compared to 2007 primarily related to additional telephone expense resulting from additional high speed lines to improve communication in the Bank’s wide area network. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

Marketing and public relations expense increased $18 thousand, or 102%, for the quarter ending September 30, 2008 compared to 2007 but declined $8 thousand, or 8.36%, for the nine months ended September 30, 2008 compared to 2007. During the quarter ended September 30, 2008, the Bank ran a series of ads related to its brokerage of reduced rate health and dental insurance offered through its alliance with AETNA to small business owners.  In 2008, the Bank reduced its overall advertising placements (billboards, radio, etc) and discontinued the use of a retained external marketing consultant.

Professional services expense increased approximately $10 thousand, or 19.08%, for the quarter ended September 30, 2008 compared to the same quarter in 2007 but decreased $17 thousand, or 9.33%, for the nine months ended September 30, 2008 compared to 2007.  During the quarter ended September 30, 2008, the Bank retained a consultant to assist with its search for a new Senior Lending Officer. In addition, a public relations consultant was retained to assist with media placement and improved visibility for the Bank.  Year-to-date expenses are lower in 2008 because the Bank used consultants in 2007 to assist with information technology matters.

Data processing expenses increased $13 thousand, or 11.34% for the quarter ended September 30, 2008 compared to the same quarter in 2007 and increased $25 thousand, or 11.28% for the nine months ended September 30, 2008 compared to 2007.  The increase relates to an annual increase of 6% by the Bank’s core service provider and the implementation of a new e-banking platform that is integrated with the Bank’s core system.  This platform is used by the Bank’s consumer and corporate customers to perform cash management transactions.  The increase is also related to the Bank’s ATM processing expense—specifically, net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.

Federal deposit insurance assessments increased $2 thousand, or 4.48%, for the quarter ended September 30, 2008 compared to 2007 and increased $6 thousand, or 5.07%, for the nine months ended September 30, 2008 compared to 2007.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  In October 2008, the FDIC, under its new TPLG program, temporarily increased the level of insurance per depositor from $100,000 to $250,000 through December 31, 2009.  Although not yet known, this action is expected to result in an increase in insurance assessments.  Refer to the preample to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the new TLGP program and related cost.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Regulatory Matters

The FDIC became the Bank’s primary regulator on January 1, 2008.  Taking into account the results of the 2007 regulatory examinations, the FDIC and the Pennsylvania Department of Banking issued new regulatory orders (“Orders”) to replace a Written Agreement the Bank had with the Federal Reserve, its former regulator, and the Department of Banking.  Management believes that the Bank is substantially in compliance with the conditions of the Orders and continues to address all matters as required.  Failure to comply could result in additional regulatory supervision and/or actions.

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

At September 30, 2008, a slight asset sensitive position is maintained on a cumulative basis through 1 year of 1.04% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position is relatively neutral to increasing or declining interest rates with little or no impact on net interest income.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2008, the change in the market value of equity in a +200 basis point interest rate change is 33.5%--in excess of the Bank’s policy limit of 25%.  This result is largely caused by decline in value of the Bank’s investment and loan portfolios in a rising rate environment.  Management will work to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities. However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all other measures at September 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K except as follows:

Changes in the economy could have an adverse affect on the Company
During 2008, economic conditions have continued to worsen creating historic levels of financial institution failures and increased unemployment rates.  The business and earnings of the Bank are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region.  These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, all of which are beyond the Bank’s control.  Further downturn in the economy could result in a decrease in products and service demand, an increase in loan delinquencies and increases in problem assets.  Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans.  These factors could result in an increase in the provision for loan losses.

The ability to increase deposits to fund asset growth represents a potential liquidity risk. The Company may need to reduce earning asset growth through the reduction of current production, sale of assets and/or the participating out of future and current loans.  This might reduce future net income of the Company.

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

UNITED BANCSHARES, INC.

Date: November 14, 2008	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2008	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.