Form 10-K
period 2008-12-31
UNITED BANCSHARES INC /PA
filed 2009-03-31
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Large Accelerated filer   Accelerated filer   Non-accelerated filer    Smaller Reporting Company X

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes      No X

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_not applicable ] on June 30, 2008.   Not applicable, the Registrant shares are not publicly traded.

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

As of March 2, 2009 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 50 through 51.  There are 79 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 2, 2009.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) ,the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; and (l) UBS’ success in managing the risks involved in the foregoing.

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

As of March 2, 2009, UBS and the Bank had a total of 30 employees.

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

The Bank conducts all its banking activities through its three offices located as follows:  West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  In addition, the Bank leases and concurrently subleases to another company, the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows it to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2008, the Bank had total deposits aggregating approximately $60.9 million and had total net loans outstanding of approximately $48.1 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 381 census tracts and, based on census data, 249 or 65% of these are designated as low to moderate-income tracts while 105 or 27.5% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  In prior years, it was awarded grants from the Commonwealth of Pennsylvania and City of Philadelphia for loan activity in low to moderate income communities.  No grants were received in 2008, however, management intends to actively pursue CDFI and other government funding in 2009 to support its lending activity.

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

A broad range of credit products is offered to the businesses and consumers in the Bank’s service area, including commercial loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and secured credit card loans.  At March 2, 2009, the Bank’s maximum legal lending limit was approximately $1,141,000 per borrower.  However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

Competition

There is increasing competition among financial institutions in the Bank’s service area.  Money center banks have positioned new branches in once abandoned neighborhoods seeking to grow market share in minority communities.  The Bank competes with local, regional and national commercial banks, as well as savings banks, credit unions and savings and loan associations.  Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services.  The Bank has attracted, and believes it will continue to attract its customers from the deposit  base of such existing banks and financial institutions largely due to the Bank’s mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service.  In addition, the recent flurry of bank failures and the financial troubles of some of the nation’s largest financial institutions have created a “movement back to community banking” in which the Bank seeks to capitalize.

The Bank focuses its efforts on the needs of individuals and small and medium-sized businesses.  In the event that there are customers whose loan demands exceed the Bank’s lending limit, the Bank will seek to arrange for such loans on a participation basis with other financial institutions and intermediaries. In addition, major corporations with operations in the Philadelphia region will continue to be targeted for business including deposits and other banking services.

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

The Bank Holding Company Act

UBS, as a bank holding company, is subject to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and supervision by the Federal Reserve Board. The BCH Act limits the business of bank holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. UBS is subject to the supervision of and inspection by the Federal Reserve Board and is required to file with the Board an annual report and such additional information as the Board may require pursuant to the BHC Act and its implementing regulations.  The Federal Reserve Board also conducts inspections of UBS.

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

Under Federal Reserve Board Policy, UBS is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank.  Consistent with its “source of strength” policy, the Federal Reserve Board has stated that as a matter of prudent banking, the bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the perspective rate of earnings retention appears to be consistent with UBS’s capital needs, asset quality and overall financial condition.

Federal Law also grants to the federal banking agencies the power to issue cease and desist orders when a bank or bank holding company, or an officer or director thereof, is engaged in or is about to engage in unsafe and unsound practices.

Regulatory Restrictions on Dividends

Dividend payments by the Bank to UBS are subject to the Pennsylvania Banking Code and the FDIC Act.  Under the Banking Code, no dividends may be paid except from “accumulating net earnings” (generally undivided profits).  Under the FDIC, an insured bank may not pay dividends if the bank is in arrears and the payment of any insurance assessment due to the FDIC.  See dividend restrictions under Item 5 below.

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

The FSA Act authorizes the establishment of “financial holding companies” (“FHC”) to engage in new financial activities offering and banking, insurance, securities and other financial products to consumers. Bank holding companies may elect to become a FHC, if all of its subsidiary depository institutions are well capitalized and well managed. See “Regulatory Matters” below.  If those requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC.  After the certification and declaration are filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity.

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

Regulation of the Bank

The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the FDIC.  In December 2007, to better avail itself of the minority bank resources offered by the FDIC, the Bank voluntarily surrendered its Federal Reserve Membership and simultaneously applied and was accepted as an FDIC regulated institution.  The FDIC regulates more minority/community banks than any other regulator. Therefore, beginning January 1, 2008, the FDIC became the Bank’s primary regulator. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation. Those laws and regulations which have material impact on the operations and expenses of the Bank and thus UBS are summarized below.

Branch Banking

The Pennsylvania Banking Code of 1965, as amended, the (“Banking Code”), has been amended to harmonize Pennsylvania law with federal law to enable Pennsylvania banking institutions, such as the Bank, to participate fully in interstate banking and to remove obstacles to out of state banks engaging in banking in Pennsylvania.

FDIC Membership Regulations

The FDIC (i) is empowered to issue cease-and-desist or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) is authorized to remove executive officers who have participated in such violations or unsound practices; (iii) has restricted lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) has restricted management personnel of the Bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area.  Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

Federal Law also grants to the federal banking agencies the power to issue cease and desist orders when a bank or bank holding company, or an officer or director thereof, is engaged in or is about to engage in unsafe and unsound practices.

The Federal Deposit Insurance Corporation Act

The Federal Deposit Insurance Corporation Act (the “FDIC Act”) includes several provisions that have a direct material impact on the Bank.  The most significant of these provisions are discussed below.

The Bank is insured by the FDIC, which currently insures the Bank’s deposits to applicable levels per insured depositor, up to $250,000. For this protection, each insured bank pays a quarterly statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium.  The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant.  A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank and/or UBS.

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

In November 2006, the FDIC adopted final regulations to implement the Reform Act. The final regulations include the annual assessment rates that took effect at the beginning of 2007. The new assessment rates for all banks varied between five and forty-five cents for every $100 of domestic deposits based on a bank’s risk category.   However, although the Bank is adequately capitalized, because of its prior regulatory rating and designation as a “troubled financial institution”, its rate was twenty-eight cents for every $100 of deposits in 2008.  As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the Bank had an assessment credit to initially offset a portion of its premium. The assessment credit will continue to be used to reduce deposit premiums that would otherwise be due. The Bank’s usage of the credit is limited to the average assessment of all institutions of between five and seven cents for every $100.  With this credit, the net premium for the Bank in 2008 was twenty-three cents per $100, or $153,193.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The rate as of the first quarter of 2009 for all insured institutions is $0.114 and for the second quarter $0.104 for every $1,000 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

The FDIC (1) adopted final regulations modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the plan established in October 2008 to seven years by when the reserve ratio must be returned to 1.15 percent.; and (3) adopted an interim rule imposing an emergency 20 basis point special assessment on June 30, 2009 to be collected September 30, 2009 and allowing for the imposition of additional special assessments up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.  The final rule provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold.  As a result of these changes and many other factors, including the Bank’s current safety and soundness (CAMELS) rating and other financial ratios, the assessment rate for 2009 is not estimable.

The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the bank’s net funding cost and reduce its net income.

Economic Stabilization Act

In response to the financial crisis affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  On October 14, 2008 the United States Treasury and banking regulators announced in a joint statement the details of new government programs under EESA.  These programs are the Trouble Asset Relief Program (“TARP”) and the FDIC Temporary Liquidity Guaranty Program (“TLGP”). Under TARP, the Treasury will use $250 billion of its $700 billion available under EESA to purchase $125 billion of preferred stock in nine major financial institutions.  The remaining $125 billion will be available for the purchase of preferred stock in qualified smaller financial institutions.  The preferred stock pays a five percent per annum dividend for the first five years and a nine percent per annum dividend thereafter.  The Treasury will receive warrants to purchase a participating institution’s common stock equal to fifteen percent of the Treasury’s total investment in the participating institution.  The participating institution’s executives must agree to certain compensation restrictions and the participating institutions must agree to certain other restrictions.   While the Bank has submitted an application for a $1.4 million preferred stock investment under this program, it will not be relied upon as a primary source of capital but instead used to supplement and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position. The status of the application is not yet known.

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

Also, under TLGP, senior unsecured debt issued before June 30, 2009 will be fully insured.  All FDIC insured institutions were covered immediately under this program for the first thirty days at no charge.  After thirty days or December 5, 2008, an institution had to make an election to opt out or incur an annualized fee of seventy-five basis points on the amount of debt insured under this program.  Coverage of newly issued debt will extend to June 30, 2012, even if the maturity of the debt is after that date.  The newly issued unsecured senior debt covered by the program includes promissory notes, commercial paper, interbank funding and any unsecured portion of secured debt.

The Bank has elected to “opt-in” to the TLGP program to generate deposit growth from existing and potential customers who seek to deposit up to the increased FDIC insurance limit.

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

The Sarbanes-Oxley Act of 2002 (The” SOX Act”)

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”)  represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In accordance with the requirements of Section 404(a) of the Sarbanes-Oxley Act, management’s report on internal controls is included herein at Part 9. In June 2008, the SEC adopted a further one-year delay from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009 for the auditor’s attestation report on internal controls over financial reporting.

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

The Bank has a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of the Bank in compliance with the Sarbanes-Oxley Act.

Regulatory Matters

Effective December 31, 2007, the Bank voluntarily surrendered its Federal Reserve membership and applied for and received approval to have the FDIC be its primary regulator effective as of January 1, 2008.  The FDIC and the Commonwealth of Pennsylvania issued regulatory orders that paralleled the prior written agreement entered into in February, 2000 with the Federal Reserve Board.  On November 12, 2008, the FDIC and the Pennsylvania Department of Banking terminated the regulatory orders as a result of satisfactory compliance with the material provisions of the order including but not limited to management, capital adequacy and internal controls.  As a result of the termination of regulatory orders, the Bank is no longer designated as a “troubled financial institution”.

ITEM 1A--RISK FACTORS

Below is a list of the significant risks that concern UBS, the Bank and the banking industry.  The list should not be considered an all inclusive list and has not been prepared in any certain order.

There is no assurance that the recently enacted legislation discussed in regulatory matters above will stabilize the financial industry as intended.  Because these programs are relatively new and are continuously changing, it is difficult to accurately determine the impact of participating or not participating in these programs on USB and the Bank.

Changes in the economy, especially in the Philadelphia region, could have an adverse affect on the Company

Economic conditions have continued to worsen creating historic levels of financial institution failures and increased unemployment rates. The economic turmoil has led to elevated levels of commercial and consumer loan delinquencies.  The business and earnings of the Bank and UBS are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region.  These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, increase in unemployment rates, all of which are beyond the Bank’s control.  Continued weakness in the economy could result in a decrease in products and service demand, decrease in deposits and deterioration of customer credit quality, an increase in loan delinquencies, non-accrual loans and increases in problem assets.  Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans.  Because of the Bank’s concentration in the Philadelphia region, it is less able to respond or diversify credit risk among multiple markets.  These factors could result in an increase in the provision for loan losses, thus reducing net income.

Future loan losses may exceed the Bank’s allowance for loan losses

The Bank and UBS are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms.  The downturn in the economy and the real estate market in Bank’s market area could have a negative effect on collateral values and borrowers’ ability to repay. This downturn in economic conditions could result in losses to UBS in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed the Bank’s projections, increased amounts allocated to the provision for loan losses would reduce income.

Exposure to Credit Risk on Commercial Lending can Adversely Affect Earnings and Financial Condition

The Bank’s loan portfolio contains a significant number of commercial real estate and commercial and industrial loans.  These loans may be viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of a default during an economic down turn.  A deterioration of these loans may cause a significant increase in non-performing loans.  An increase in non-performing loans could cause an increase in loan charge offs and a corresponding increase in the provision for loan losses which could adversely impact the Bank’s earning and financial condition.

Changing interest rates could reduce the Bank’s net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of the Bank’s and therefore UBS’ net income.  Interest rates are key drivers of the Bank’s net interest margin and subject to many factors beyond the control of the Bank’s management.  As interest rates change, net interest income is affected. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income.

Government regulation can result in limitations on operations

The Bank operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies.  Regulations adopted by these agencies are generally intended to provide protection for depositors and customers rather than for the benefit of the shareholders, establish permissible activities for the Bank to engage in, maintenance of adequate capital levels, and other aspects of operations.  The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effect of these changes on the Bank’s business and profitability.  The current economic crisis creates the potential for increased regulation, new federal or state laws and regulations regarding lending and funding practices and liquidity standards that could negatively impact the Bank’s operations by restricting the Bank’s business operations, increase the cost of compliance and adversely affect profitability.  Losses from operations may result in deterioration of the Bank’s capital levels below required levels and could result in severe regulatory action.

The financial services industry is very competitive

The Bank faces competition in attracting and retaining deposits, making loans, and providing other financial services such as trust and investment management services throughout the Bank’s market area. The Bank’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.  Many of these competitors have substantially greater resources, including access to capital markets, than the Bank and are able to expend greater funds for advertising and marketing.  If the Bank’ is unable to compete effectively, the Bank will lose market share and income from deposits, loans, and other products may be reduced.

Higher FDIC assessments could negatively impact profitability

The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the bank’s net funding cost and reduce its net income.

Inadequate liquidity

The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  While the Bank actively manages its liquidity position and is required to maintain minimum levels of liquid assets, rapid loan growth or unexpected deposit attrition may negatively impact the Bank’s ability to meet its liquidity requirements. The inability to increase deposits to fund asset growth represents a potential liquidity risk. The Bank may need to reduce earning asset growth through the reduction of current production, sale of assets and/or the participating out of future and current loans.  This might reduce future net income of the Bank.

Lack of Deposit Growth Could Increase the Bank’s Cost of Funds

A decline in deposits or the failure of deposits to grow at a rate comparable to loan growth could require the Bank to obtain other sources of loan funds at higher costs, thus reducing the Bank’s net interest income.

Ability to attract and retain management and key personnel may affect future growth and earnings

The success of UBS and the Bank will be influenced by its ability to attract and retain management experienced in banking and financial services and familiar with the communities in the Bank’s market areas.  The Bank’s ability to retain executive officers, management team, and support staff is important to the successful implementation of the Bank’s strategic plan.  It is critical, as the Bank grows, to be able to attract and retain qualified staff with the appropriate level of experience and knowledge in community banking.  The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future could have an adverse effect on the Bank’s business, financial condition, and results of operations.

The ability to maintain adequate levels of capital to meet regulatory minimums and support growth

The Bank and UBS may not be able to maintain the requisite minimum regulatory capital levels to support asset growth.  While management may seek additional capital through available government programs including TARP and CDFI funding, unforeseen economic events may negatively impact the Bank’s and UBS’ profitability and result in erosion of capital. This might restrict growth and reduce future net income of the Company.

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

Mt. Airy Branch

The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. To further enhance its appeal, the internal appearance of this branch was updated in 2006 to include new paint, flooring, and furnishings.  This facility, includes a retail banking lobby, teller area, offices, and vault and storage space.  In December 20008, the Bank began a new 10-year lease term for which the average monthly rent is $5,285.

West Philadelphia Branch

The Bank owns and operates the branch location at 3750 Lancaster Avenue.  This branch is located in close proximity to two major universities and hospitals.   It is comprised of approximately 3,000 square feet.  Internal and external renovations were completed in 2008. The main floor houses teller and customer service areas, a drive-up teller facility and automated teller machine.  The basement provides storage for the facility.

Progress Plaza Branch

The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania.  The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis.   This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault.  Extensive improvements to the shopping plaza in which this branch is located are well underway.   In April 2008, the Bank’s branch was relocated within the shopping plaza to a newly constructed space at which time it began a 10-year lease for which the average aggregate gross monthly rent is $5,913.

ITEM 3 — LEGAL PROCEEDINGS

No material litigation or claims have been instituted or threatened by or against UBS or the Bank.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A shareholders’ annual meeting of UBS was held on December 5, 2008.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of three (3) Class A directors to serve four year terms and the ratification of the appointment of McGladrey and Pullen LLP as UBS’ independent registered public accountants for the year 2008.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:
55.147% Shares Voted	481,539.33 of 873,192.32 Shares
13.001% Accounts Voted	409 of 3,146 Accounts

Question	YES	NO	WITHHOLD/ABSTAIN
L. Armstead Edwards (CLASS A)	98.976% 476,606.00	0.00% 0.00	1.024% 4,933.33
Marionette Y. Frazier (CLASS A)	90.029% 433,523.00	0.00% 0.00	9.971% 48,016.33
Ernest L. Wright (CLASS A)	99.079% 477,106.00	0.00% 0.00	0.921% 4,433.33
Ratify McGladrey and Pullen, LLP	93.358% 459,862.33	0.244% 1,200.00	0.639% 31,517.33

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

There were no capital stock transactions during 2008 and 2007.

As of March 2, 2009 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer.  All outstanding options expired and no new options were granted during the year ended December 31, 2008.

 Equity Compensation Plan Table

Plan Category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	70,306
Equity compensation plans not approved by security holders	-
Total	70,306

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Net interest income	$3,291	$3,600	$3,622	$3,571	$3,279
Provision for loan losses	368	120	137	558	45
Noninterest income	1,209	1,320	1,415	1,582	3,655
Noninterest expense	4,785	4,753	4,780	4,864	5,242
Net income (loss)	(653)	47	119	(269)	1,647
Net income (loss) per share – basic	(0.61)	0.04	0.11	(0.25)	1.54
Net income (loss) per share – fully diluted	(0.61)	0.04	0.11	(0.25)	1.50

Balance sheet totals:
Total assets	$69,435	$75,232	$73,935	$72,210	$72,301
Net loans	48,077	44,594	41,957	45,950	46,490
Investment securities	12,562	13,921	15,891	13,706	13,560
Deposits	60,904	66,084	64,924	63,324	63,172
Shareholders’ equity	8,050	8,685	8,614	8,492	8,811
Ratios:
Tangible Equity to assets	10.27%	10.17%	9.93%	9.87%	9.89%
Return on assets	(0.91)%	0.06%	0.16%	(0.37)%	2.38%
Return on equity	(8.61)%	0.62%	1.63%	(3.78)%	26.96%

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because UBS is a bank holding company for the Bank, the financial statements in this report are prepared on a consolidated basis to include the accounts of UBS and the Bank.  The purpose of this discussion is to focus on information about the Bank’s financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this annual report.  This discussion and analysis should be read in conjunction with the financial statements presented elsewhere in this report.

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

Executive Brief

United Bank of Philadelphia is the only African American-owned and controlled community development financial institution headquartered in Philadelphia. With increased competition in the marketplace from money center banks and other African American-owned and controlled banks with headquarters in other states, management seeks to maximize its “community bank” competitive advantage by leveraging its strategic partnerships and relationships to increase market penetration and to help ensure that the communities it serves have full access to financial products and services. The recent fallout in the financial markets with money center banks presents a tremendous opportunity for the Bank to attract new customers who may be uncertain about the financial stability of some of the nation’s largest banks.

To build franchise value, management’s priorities include:

•	Increasing deposits
•	Managing and controlling credit risk
•	Managing and controlling interest rate risk
•	Maintaining adequate levels of capital

Increasing deposits

Deposit growth remains one of management’s primary challenges.  This challenge is compounded by the low interest rate environment and the current regulatory environment.  Recent financial institution failures (including Freddie Mac and Fannie Mae) although not directly related to the Bank, create more concern with depositors that may have balances in excess of  the FDIC’s insurance limit that was increased to $250,000 per depositor in October 2008.   For the year ended December 31, 2008, the Bank experienced deposit attrition totaling $5.2 million primarily in its savings deposit balances that declined by $3.2 million.  Deposit reductions were the result of normal business use of funds for several construction contractors and not-for-profit entities.  Also, the current recessionary economy has resulted in historical levels of unemployment that has led to negative savings trends of many consumers.   Management intends to capitalize on “the movement back to community banking”, increased FDIC limits and its relationships with regional corporations, small businesses service providers and the community to achieve deposit growth.

Managing and controlling credit risk

The fallout resulting from the subprime mortgage market continues to create credit quality challenges and significant write downs by financial institutions across the nation. In addition, there is tightness in the commercial sector. Subprime foreclosures have continued to increase. Falling home values and over-leveraged consumers are contributing to increased delinquencies and charge-offs of consumer credits. The Bank did not originate a high volume of home equity loans/lines of credit or residential mortgage loans during the last 5 years of home price escalation. Home equity loans originated during this period were underwritten within the Bank’s LTV policy limits. Also, the Bank’s loan portfolio is heavily concentrated in owner occupied commercial real estate which serves to minimize credit risk. Because of these factors, the Bank is somewhat insulated from negative industry trends related to home loans.  However, the “trickle down” effect is always a concern in a recessionary economy with reduced employment and reduced spending that may result in less cash flow for the Bank’s business customers to repay their loans.

The Bank’s level of noncurrent loans is trending upward.  Proactive collection strategies are being implemented to control delinquencies and reverse the negative trend.  Noncurrent loans are primarily concentrated in the commercial loan portfolio.  Based on individual credit impairment analysis, strong real estate collateral and/or SBA guarantees mitigate the exposure for many of these credits.  Also, at December 31, 2008, approximately 37%, or $13.5 million, of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations.  From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations were primarily for expansion and repair of church facilities.  These loans are being closely monitored to ensure continued satisfactory performance in the current economic environment that could negatively impact tithes and offerings.

To avoid further deterioration in credit quality, management will convene frequent asset quality meetings to identify and proactively manage identified risks before they become severe problems.  Also, loans will be underwritten to ensure that they meet the Bank’s tightened risk tolerance standards.

Managing and controlling interest rate risk

To stimulate the economy in 2008, the Federal Reserve reduced interest rates to historic lows.  This reduction resulted in the immediate repricing of all of the Bank’s adjustable rate loans that are indexed to prime as well as a reduction in the interest earned on Federal Funds Sold, the Bank’s overnight investments.   To minimize margin compression, the Bank reduced the rates on its deposit products.  The Bank currently has a “positive” gap position which makes it more vulnerable to declining interest rates.  This position is due largely to the high level of investments and loans with immediate repricing characteristics.  Management will actively manage the Bank’s exposure to interest rate risk by modifying the mix of investments and loan structures, including floors on interest rates, to lock in yields to minimize further compression in the low rate environment.

Maintain adequate levels of capital

United Bank of Philadelphia will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  Management may seek additional capital through available government programs including TARP and CDFI funding to supplement and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position.

Results of Operations

In 2008, the Company recorded a net loss of $653,000 ($0.61 per share) compared to net income of $47,000 ($0.04 per share) in 2007 and net income of $119,000 ($0.11 per share) in 2006.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
Assets:
Interest-earning assets:
Loans	$48,199	$3,335	6.92%	$43,674	$3,516	8.05%	$45,863	$3,626	7.91%
Investment securities held-to-maturity	9,366	447	4.77	11,917	585	4.91	9,513	427	4.49
Investment securities available-for-sale	3,040	161	5.30	3,249	170	5.23	3,119	150	4.81
Interest bearing balances with other banks	292	8	2.40	281	16	5.69	281	8	2.85
Federal funds sold	5,398	130	2.41	10,294	525	5.10	7,140	357	5.00
Total interest-earning assets	66,295	4,081	6.15	69,415	4,812	6.93	65,916	4,568	6.93

Noninterest-earning assets:
Cash and due from banks	2,603			3,052			3,606
Premises and equipment, net	1,417			1,046			1,046
Other assets	1,925			2,349			2,573
Less allowance for loan losses	(697)			(561)			(510)
Total	$71,543			$75,301			$72,631

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$10,836	122	1.12%	$10,576	171	1.61%	9,906	111	1.12%
Savings deposits	17,952	103	0.52	20,302	287	1.41	17,759	138	0.78
Time deposits	20,793	565	2.72	21,640	754	3.49	22,264	697	3.13
Total interest-bearing liabilities	49,581	790	1.59	52,518	1,212	2.31	49,929	946	1.89

Noninterest-bearing liabilities:
Demand deposits	13,117			13,885			13,993
Other	388			570			520
Shareholders’ equity	8,457			8,328			8,189
Total	$71,543			$75,301			$72,631
Net interest income		$3,291			$3,600			$3,622
Net yield on interest-earning assets			4.96%			5.19%			5.50%

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

Net interest income totaled $3,291,000 in 2008, a decrease of $309,000, or 8.59%, compared to 2007.  Net interest income totaled $3,600,000 in 2007, a decrease of $22,000, or 0.61%, compared to 2006.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$313	$(494)	$(181)	$(174)	$64	$(110)
Investment securities held-to-maturity	(122)	(16)	(138)	118	40	158
Investment securities available-for-sale	(11)	3	(8)	7	13	20
Interest-bearing deposits with other banks	-	(8)	(8)	-	8	8

Federal funds sold	(118)	(279)	(397)	161	7	168
Total Interest-earning assets	62	(794)	(732)	112	132	244

Interest paid on:
Demand deposits	2	(51)	(49)	14	45	59
Savings deposits	(13)	(172)	(185)	41	109	150
Time deposits	(22)	(167)	(189)	(26)	83	57
Total interest-bearing liabilities	(33)	(390)	(423)	29	237	266
Net interest income	95	(404)	(309)	$83	$(105)	$(22)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

In 2008, there was an increase in net interest income of $95,000 due to changes in volume but a decrease of $404,000 due to changes in rate.   In 2007, there was an increase in net interest income of $83,000 due to changes in volume but a decrease of $105,000 due to changes in rate.

In 2008, average earning assets declined to $66.3 million from $69.4 million in 2007.  In addition, the net interest margin of the Bank declined to 4.96% from 5.19% in 2007 and 5.50% in 2006. The margin compression in 2008 was driven by the sharp reduction in the prime rate and the federal funds sold rate to historical lows of 3.25% and 0.25%, respectively.  Therefore, while the volume of loans increased on average by $4.5 million in 2008, the reduction in the prime interest rate resulted in a $150,000 net reduction in interest income on loans.   The average federal funds yield fell to 2.41% in 2008 from 5.10% in 2007 and 5.00% in 2006.  In 2008, the average investment in federal funds declined by $4,896,000—this, coupled with the reduction in the federal funds rate, resulted in a decrease of $395,000 in interest income on federal funds sold.

In 2008, the Bank reduced the rates paid on deposit products to mitigate margin compression.  The average rate paid on interest-bearing deposit liabilities declined to 1.59% in 2008 from 2.31% in 2007. When setting the rates for its deposits, the management generally uses the median rate paid by its competitors in the region.

The average yield on the investment portfolio declined to 4.90% in 2008 compared to 4.98% in 2007 and 4.57% in 2006.  The decline in yield was the result of the call of higher yielding agency securities purchased in 2006 and 2007 that were replaced with lower yielding agency and mortgage-backed securities available in the current market.  In addition, some of the Bank’s floating rate mortgage-backed securities that had Treasury and LIBOR indices repriced in 2008 in a lower interest rate environment.  The average yield is projected to continue to decline in 2009 to 4.00% or less because of the projected call of more than $4 million higher yielding agency securities and their replacement in the current low interest rate environment.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The net provision for loan losses charged against earnings in 2008 was $368,000 compared to $120,000 in 2007 and $137,000 in 2006. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover potential credit losses in the portfolio.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2008. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income declined $111,000, or 8.44%, in 2008 compared to 2007, and declined $94,000, or 6.65%, in 2007 compared to 2006.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2008, customer service fees declined $36,000, or 6.11%, compared to 2007 and declined $12,000, or 2.06%, in 2007 compared to 2006. Average noninterest bearing demand deposits have declined which results in less overdraft fees, activity service charges and low balance fees.

During 2008, surcharge income on the Bank’s ATM network remained flat compared to 2007 at $454,000.  In 2007, surcharge income declined $63,000, or 12.17%, compared to 2006.  Many of the Bank’s ATMs have experienced significant reductions in volume because competitors have placed machines in close proximity to existing high volume ATMs of the Bank. In addition, studies show that consumers are moving towards the use of non-cash payment systems including debit cards and credit cards.  In July 2008, management imposed a 50% increase in its surcharge fee in to offset the reduction in volume and stabilize the overall profitability of the network.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank syndicates back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2008, these fees totaled $130,000 compared to $120,000 in 2007 and $150,000 in 2006.  The decline in 2007 was the result of the non-renewal of one credit facility for which the Bank’s fees were $30,000.  In 2008, the Bank served and is expected to continue to serve as agent/arranger for two (2) facilities.  Fees on these facilities will be received annually for the administration of the credit facilities.   Due to the fallout in the capital/credit markets in 2008 and continued economic uncertainty, management does not anticipate growth in this line of business.

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

Noninterest Expense

Noninterest expense increased $32,000, or 0.67%, in 2008 compared to 2007 and decreased $27,000, or 0.57%, in 2007 compared to 2006.

Salaries and benefits decreased $69,000, or 4.26%, in 2008 compared to 2007 and decreased $120,000, or 6.87%, in 2007 compared to 2006.  In 2008, the decline is primarily related to an open Senior Lending Officer position that became vacant in March 2008.  A search is underway to fill this position.  Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy and equipment expense increased $103,000, or 10.08%, in 2008 compared to 2007, and increased $25,000, or 2.50%, in 2007 compared to 2006. The increases are primarily attributable to branch improvements to enhance the Bank’s brand appeal.  In 2007, the Bank completed renovations to the interior/exterior of the Wadsworth Avenue branch. In March 2008, the Bank completed leasehold improvements on its new branch located in Progress Plaza to which it relocated in April 2008 and began paying higher rent expense. The new 10-year lease results in an increase of $25,000, on an annualized basis, in the Bank’s rent expense.  Interior and exterior improvements were also completed at the Bank’s West Philadelphia branch in December 2008.  These leasehold improvements have resulted in increased depreciation expense.

Office operations and supplies expense decreased $1,000, or 0.33%, in 2008 compared to 2007 and increased $10,000, or 3.27%, in 2007 compared to 2006. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if expense reductions can be made.

Marketing and public relations expense decreased $17,000, or 13.90%, in 2008 compared to 2007 and increased $5,000, or 4.39%, in 2007 compared to 2006.  In 2007, the Bank utilized a marketing consultant to assist with the implementation of its marketing campaign to re-brand and introduce new products and services including a direct mail solicitation, newspaper advertisements, and billboards. In 2008, the Bank reduced its spending and narrowed its strategic focus to ad placements and inserts with local newspapers and radio stations to promote its “banking that matters” tag line.

Professional services expense decreased $12,500, or 4.87% in 2008 compared to 2007, and decreased $35,000, or 11.87%, in 2007 compared to 2006. Expenses are lower in 2008 because the Bank used consultants in 2007 to assist with information technology matters to ensure compliance with new regulations around safeguarding customer information.

Data processing expenses are a result of the management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an extensive ATM network of twenty-seven (27) machines for which it pays processing fees.  This network is larger than most banks in its peer group.

Data processing expenses increased $57,000, or 12.48%, in 2008 compared to 2007 and increased$35,000, or 8.24%, in 2007 compared to 2006. The increase relates to an annual increase of 6% by the Bank’s core service provider and the implementation of a new e-banking platform that is integrated with the Bank’s core system.  This platform is used by the Bank’s consumer and corporate customers to perform cash management transactions.  The increase is also related to the Bank’s ATM processing expense—specifically, net interchange expense.

Federal deposit insurance premiums decreased $1,400, or 0.91%, in 2008 compared to 2007 and increased $44,000, or 39.67%, in 2007 compared to 2006.  FDIC insurance premiums are applied to all financial institutions based on a risk based premium assessment system.  Under this system, bank strength is based on three factors: 1) asset quality, 2) capital level, and 3) management.  Premium assessments are then assigned based on the institution’s overall rating, with the stronger institutions paying lower rates.  The FDIC adopted new rules in 2006 to re-capitalize the deposit insurance fund that resulted in increased deposit insurance premiums in 2007. The reduction in 2008 resulted from the Bank’s lower deposit levels.  In February 2009, the FDIC adopted new rules, including a special assessment to stabilize the Deposit Insurance Fund that will result in higher assessment rates for the Bank.(Refer to “The Federal Deposit Insurance Act” above)

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses decreased $3,120,000, or 4.49%, in 2008 compared to 2007 and increased $3,499,000, or 5.31% in 2007 compared to 2006.

Table 3—Sources and Use of Funds Trends

	2008			2007
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	balance	amount	Percent	balance	amount	Percent
Funding uses:
Loans	$48,199	$4,525	10.36%	$43,674	$(2,189)	(4.77%)
Investment securities
Held-to-maturity	9,366	(2,551)	(21.41)	11,917	2,404	25.27
Available-for-sale	3,040	(209)	(6.43)	3,249	130	4.17
Interest-bearing balances with other banks	292	11	3.91	281	0	0
Federal funds sold	5,398	(4,896)	(47.56)	10,294	3,154	44.17
Total uses	$66,295	$(3,120)		$69,415	$3,499
Funding sources:
Demand deposits:
Noninterest-bearing	$13,117	(768)	(5.53)%	$13,885	$($108)	(0.77%)
Interest-bearing	10,836	260	2.46	10,576	670	6.76
Savings deposits	17,952	(2,350)	(11.58)	20,302	2,543	14.32
Time deposits	20,793	(847)	(3.91)	21,640	(624)	(2.80)
Total sources	$62,698	$(3,705)		$66,403	$2,481

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

Average investment securities decreased $2.8 million, or 18.20%, in 2008 compared to 2007 and increased $2.5 million, or 20.00%, in 2007 compared to 2006.The decrease in investments was primarily a result of increased loan origination activity during 2008 for which funding was required.

           The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency debt securities.  The Bank does not invest in high-risk securities or complex structured notes.

           During 2008, several significant financial entities failed and were taken over by the Federal Government including Fannie Mae and Freddie Mac, the most significant mortgage market makers in the country.  In addition, many other financial institutions and insurance companies have experienced severe financial weaknesses as a result of the economic conditions and/or subprime lending involvement.  Financial institutions holding equity positions in these entities experienced permanent and/or other than temporary impairment in value that resulted in write-offs.  The Bank holds fixed income debt and mortgage-backed securities of Fannie Mae and Freddie Mac for which there was no negative impact on value.  The most significant risk associated with the Bank’s investments is “optionality” whereby callable debt securities are called or the speeds at which mortgage-backed securities pay quicken creating additional liquidity in a declining rate environment.  The result is a reduction in yield on the portfolio.

           As reflected in Table 4 below, the average maturity of the portfolio is 1.36 years in 2008 compared to 2.60 years in 2007. At December 31, 2008, 51% of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  These securities do not have the same risk characteristics of pooled subprime mortgages for which many financial institutions have experienced valuation declines and losses.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history.  This history better enables the Bank to project the repayment speeds. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment. Because customers are less likely to refinance in the current uncertain economic environment, the prepayment speed decreased on this component of the portfolio.  The constant one year prepayment rate (CPR) at December 31, 2008 was relatively unchanged at 13.20% compared to 13.00% at December 31, 2007.   Although declining rates generally encourage increased mortgage refinancing activity, the current recessionary environment has curtailed new home purchases and refinancing by consumers.

           Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.  The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement securities that diversify risk and provide some level of monthly cash flow.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$2,044	4.41%	$3,949	4.66%	$500	4.71%	$6,449
Mutual funds and other			-		-		-		128
Mortgage-backed securities	-		-		-		-		5,981
Total securities	$-		$2,044		$3,949		500		$12,558
Average maturity									1.36 years

The above table sets forth the maturities of investment securities at December 31, 2008 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

           Average loans increased $4,525,000, or 10.36%, in 2008 compared to 2007 and decreased $2,189,000, or 4.77%, in 2007 compared to 2006. In 2008, growth was a result of net commercial loan fundings of $3.4 million and student loan originations of $1.2 million.  The recent turmoil in the capital markets has resulted in the Bank’s inability to sell its student loans.  Because of this, the Bank has temporarily suspended its student loan origination activity.  Only those student loans for which commitments had been made at September 19, 2008 will be funded.  At December 31, 2008, these commitments totaled $744 thousand and represent funding requirements through June 2009.

           As reflected in Table 5 below, the Bank’s loan portfolio remains heavily concentrated in commercial loans that comprise $36.5 million, or 75%, of total loans at December 31, 2008.  Commercial real estate loans represented $32.2 million of these loans of which $15.4 million are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans now approximate $13.5 million, or 37%, of the commercial portfolio.   In light of the economic uncertainty and the potential “trickle down” effect that may impact the level of tithes and offerings that provide cash flow for repayment, management has heightened its monitoring of this concentration to proactively identify and manage credit risk.

           As reflected in Table 6 below, approximately 48.62% of the Bank’s loan portfolio has scheduled maturities or reprice in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31, 2008
(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial and industrial	$4,286	$4,463	$5,323	$4,544	$5,845
Commercial real estate	32,199	28,640	27,016	28,441	22,442
Residential mortgages	6,110	6,549	5,551	7,546	10,665
Consumer loans	6,068	5,532	4,628	5,891	6,729
Total loans	$48,663	$45,184	$42,518	$46,422	$45,681

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	2,452	$768	$1,066	$4,286
Commercial real estate	5,261	11,886	15,052	32,199
Residential mortgages	830	142	5,138	6,110
Consumer loans	3,330	333	2,405	6,068
Total loans	$11,873	$13,129	$23,661	$48,663
Loans maturing after one year with:
Fixed interest rates				$7,938
Variable interest rates				28,855

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2008	2007	2006	2005	2004

Nonaccrual loans	$1,701	$745	$626	$683	$1,366
Interest income included in net income for the year	9	35	39	37	22
Interest income that would have been recorded under original terms	121	65	51	56	143
Loans past due 90 days and still accruing	578	1,067	170	-	65
Restructured loans	400	1,206	1,311	554	1,411

          At December 31, 2008, nonaccrual loans totaled $1.7 million compared to $745,000 at December 31, 2007.  The non-accrual loans primarily include commercial loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses.  The increase relates to several commercial loans for which borrowers have experienced reductions in cash flow.  Management is actively working with these borrowers to develop suitable repayment plans.

      Impaired loans totaled $2,531,000 at December 31, 2008 compared to $1,744,000 at December 31, 2007.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with these loans was $97,000 and $254,000, at December 31, 2008 and 2007, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment.  During 2008, the Bank charged off all but $20,000 related to loans to one customer, totaling $459,000, for which it had a specific valuation allowance of $229,000 at December 31, 2007.  The level of impaired loans did not decline with this charge-off as additional commercial loans became impaired during 2008 because of delinquencies and/or deficiencies in cash flow.   Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements in forbearance agreements.  Requirements might include the sale of underlying collateral or obtaining take-out financing.

            Interest income recognized on impaired loans during the year ended December 31, 2008 and 2007 was $65,000 and $112,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

From time to time, management will modify or restructure the terms of certain loans to provide relief to borrowers.  Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others.  At December 31, 2008, restructured loans were $400,000 compared to $1,206,000at December 31, 2007.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

At December 31, 2008, approximately 37% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2008, several of these loans are showing signs of weakness and are included in the Bank’s classified loans and analysis of allowance for loan losses.  The Bank is actively managing these credits to avoid any further deterioration in asset quality.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio.  Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 1.21% at December 31, 2008 and 1.28% at December 31, 2007. Systematic provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.  Although the level of impaired loans totaled $2,531,000, or 431% of the allowance for loan losses, significant reserves/provisions were not required because of the strength of the liquidation value of underlying collateral. (Refer to Nonperforming Loans discussion above.)

           In 2008, the U.S. economy slumped into a deep recession.  The fallout in the subprime mortgage market created credit quality challenges and significant write downs by financial institutions across the nation. The commercial real estate boom also ended. A significant portion of the Bank’s portfolio of commercial real estate consists of owner occupied properties which may serve to minimize credit risk. Subprime foreclosures have also continued to increase. Falling home values and over-leveraged consumers are contributing to increased delinquencies and charge-offs of consumer credits. The Bank did not originate a high volume of home equity loans/lines of credit or residential mortgage loans during the last five years of home price escalation. Home equity loans originated during this period were underwritten within the Bank’s LTV policy limits. Because of these factors, the Bank is somewhat insulated from negative industry trends related to residential loans.  However, the “trickle down” effect is always a concern in a recessionary economy with reduced employment and reduced spending.

Table 8—Allocation of Allowance for Loan Losses

	2008		2007		2006		2005		2004
	Amount	Percent of loans in each category total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
(Dollars in thousands)

Commercial and industrial	$282	8.81%	$517	24.36%	$362	24.33%	$267	15.46%	$424	32.31%

Commercial real estate	210	66.17	28	48.90	140	51.73	66	55.59	49	27.75
Residential mortgages	33	12.56	8	14.49	22	13.06	17	16.25	14	17.29
Consumer loans	62	12.47	37	12.25	37	10.88	79	12.69	110	22.65
Unallocated	-	-	-			-	4	-	6
	$587	100.00%	$590	100.00%	$561	100.00%	$472	100.00%	$603	100.00%

Management believes that the allowance for loan losses is adequate at December 31, 2008.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at January 1	$590	$561	$472	$603	$339

Charge-offs:
Commercial and industrial	(464)	(91)	(70)	(762)	-
Commercial real estate	(4)	-	-	-	-
Residential mortgages	-	-	-	-	-
Consumer loans	(51)	(139)	(202)	(219)	(240)
	(519)	(230)	(272)	(981)	(240)
Recoveries—commercial loans	107	92	57	165	265
Recoveries—consumer loans	41	46	168	127	194
	148	138	225	292	459
Net recoveries (charge-offs)	(371)	(92)	(47)	(689)	219
Provisions charged to operations	368	120	137	558	45

Balance at December 31	$587	$589	$561	$472	$603
Ratio of net (recoveries) charge-offs to average loans outstanding	0.77%	0.21%	0.10%	1.50%	(0.48)%

Deposits

           Average deposits declined $3,705,000, or 5.58%, in 2008 compared to 2007 and increased $2,481,000, or 3.88%, in 2007 compared to 2006. In 2008, savings account balances for which the Bank once offered premium interest rates declined by $2,350,000, or 11.58%, compared to 2007.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits.   Management is seeking to capitalize on the FDIC’s increase in insurance limit from $100,000 to $250,000 that became effective on October 14, 2008.  The Bank has a number of customers that deposited up to the insurance limit of $100,000 from which it will solicit increased deposit levels.  Management will seek to distinguish the Bank as a community development bank through which corporations in the region can work to impact community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management will focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth.  In addition, management will better enforce the deposit requirements of its commercial loan customers to positively impact community.

           Certificates of deposit decreased $847,000, or 3.91%, in 2008 compared to 2007 because one certificates of deposit with a quasi-governmental organization that did not renew at maturity.  While the Bank has $12.3 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 66%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

Table 10—Average Deposits by Class

	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$13,117	-%	13,885	-%	$13,993	-%
Interest-bearing demand deposits	10,836	1.12	10,576	1.61	9,906	0.89
Savings deposits	17,952	0.57	20,302	1.42	17,759	0.59
Time deposits	20,793	2.72	21,640	3.49	22,264	2.79%

Other Borrowed Funds

The Bank did not borrow funds during 2008.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.

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

Summaries of the Bank’s financial instrument commitments are as follows:
	2008	2007

Commitments to extend credit	$10,968,000	$14,004,300
Outstanding letters of credit	-	-

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and unused credit card lines.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The decrease in commitments at December 31, 2008 is primarily related to the completion and term out of several construction loans that were in process at December 31, 2007. Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2008, management believes the Bank’s liquidity is satisfactory.

           The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $10.6 million in loans are scheduled to mature within one year.

         By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2008, the Bank had total short-term liquidity, including cash and federal funds sold, of $5.5 million, or 7.87%, of total assets compared to $13.9 million, or 18.48%, at December 31, 2007.  The decline in liquidity is primarily the result of net loan fundings that totaled $3.5 million coupled with a $5.1 million decline in deposits for the year ended December 31, 2008.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

•	Seek additional non-public deposits from new and existing private sector customers
•	Sell participations of existing commercial credits to other financial institutions in the region

           The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. This arrangement replaced a fully secured $2 million Federal Funds Purchased line of credit the Bank had with its correspondent bank.  Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

The Bank’s overall liquidity has been enhanced by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $8 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  All are expected to continue to renew at maturity as they have for more than 10 years.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)

3 months or less	$9,273
Over 3 through 6 months	400
Over 6 months through 1 year	2,540
Over 1 through five years	143
Over five years	-
Total	$12,356

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2008:

Table 12—Contractual Obligations and Other Commitments

	Less than	One to	Four to	After
(Dollars in thousands)	Total	one year	three years	five years	five years
Certificates of Deposit	$21,102	$19,831	$858	$328	$86
Operating Lease Obligations	3,461	428	1,097	380	1,642
Total	$24,563	$20,259	$1,955	$708	$1,323

In April 2008, the Bank began a 10-year lease for a new branch with increased visibility in the Progress Plaza shopping center.  The lease requires annual rental payments of $66,482 for years 1-5 and $75,431 for Years 5-10.  This transaction is reflected in the Bank’s long-term operating lease obligations noted above.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2008, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2008, an asset-sensitive position is maintained on a cumulative basis through one year of 4.16%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  Although increasing, this level is well within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis.    In the current declining interest rate environment, this positive gap position creates margin compression.  Management will seek to minimize the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and reducing the interest rates it pays on its premium savings and interest-bearing deposit products.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2008
			Over
		Over	1 year	Over
	3 months	3 through	through	3 through	Over
(Dollars in thousands)	or less	12 months	3 years	5 years	5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	$296	$-	$-	$-	$296
Investment securities	4,210	1,683	1,061	1,653	3,827	12,434
Federal funds sold	2,726	-	-	-	-	2,726
Loans	16,561	10,483	6,433	3,489	11,698	48,664
Total interest-sensitive assets	23,497	12,462	7,494	5,142	15,525	$64,120
Cumulative totals	23,497	35,959	43,453	48,595	64,120
Interest-sensitive liabilities:
Interest checking accounts	1,922	-	1,922	-	-	3,844
Savings accounts	11,542	-	11,542	-	-	23,084
Certificates $100,000 or more	9,273	2,940	143	-	-	12,356
Certificates of less than $100,000	2,995	4,622	715	414	-	8,746

Total interest-sensitive liabilities	$25,732	$7,562	$14,322	$414	$-	$48,030
Cumulative totals	$25,732	$33,294	$47,616	$48,030	$48,030
Interest sensitivity gap	$(2,235)	$4,900	$(6,828)	$4,728	$15,525
Cumulative gap	$(2,235)	$2,665	$(4,163)	$565	$16,090
Cumulative gap/total earning assets	(3.49)%	4.16%	(6.49%)	0.81%	25.09%
Interest-sensitive assets to interest-sensitive
liabilities	0.91	1.64	0.52	12.42	-

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management’s estimates.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit.  A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2008 are as follows:

	Net interest	Percent of
Changes in rate	income	risk
(Dollars in thousands)
+200 basis points	$3,235	(0.06)%
+100 basis points	3,238	0.03
Flat rate	3,237	-
-100 basis points	3,219	(0.56)
-200 basis points	3,189	(1.48)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2008 are as follows:

		MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+200 basis points	$5,542	(26.70)%
+100 basis points	6,564	(13.20)
Flat rate	7,562	-
-100 basis points	8,373	10.70
-200 basis points	9,107	20.40

           The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately. At December 31, 2008, the change in the market value of equity in a +200 basis point interest rate change is 26.7%, in excess of the Bank’s policy limit of 25%.  Management will seek to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities.

            The assumptions used in evaluating the vulnerability of the Bank’s earnings and equity to changes in interest rates are based on management’s consideration of past experience, current position and anticipated future economic conditions.  The interest sensitivity of the Bank’s assets and liabilities, as well as the estimated effect of changes in interest rates on the earnings and equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.  In today’s uncertain economic times, the results of the Bank’s simulation models is even more uncertain.

           The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process.  Based on the results of the simulation models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all other measures at December 31, 2008.  If significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

1.	Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.

2.	Purchase quality loan participations with appropriate interest rate/gap match for the Bank’s balance sheet.

3.	Restructure the Bank’s investment portfolio.

Capital Resources

           Total shareholders’ equity declined $636,000 in 2008 compared to 2007 and increased $72,000 in 2007 compared to 2006.  The decrease in capital in 2008 is attributable to a net loss of $653,000 offset by other comprehensive income related to an increase in the unrealized gain on the securities classified as available-for-sale.

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

           As indicated in Table 14, UBS’ risk-based capital ratios are above the minimum requirements, however, the Bank’s growth and operating results may have an adverse effect on its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

(Dollars in thousands)	2008	2007	2006
Total Capital	$8,050	$8,685	$8,624
Less: Intangible Assets/Net unrealized gains (losses) on available for sale	(872)	(1,026)	(1,185)
Tier I capital	7,178	7,659	7,433
Tier II capital	587	571	556
Total qualifying capital	$7,765	$8,230	$7,995
Risk-adjusted total assets (including off-balance-sheet exposures)	$46,862	$45,667	$44,464
Tier I risk-based capital ratio	15.32%	16.77%	16.73%
Total (Tier I and II) risk-based capital ratio	16.57	18.02	17.98
Tier I leverage ratio	10.27	10.34	10.33

Recent Accounting Pronouncements

           SFAS No. 141 (R), Business Combinations. This Statement is a revision of a previous statement on business combinations.  The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  UBS does not expect that the adoption of this statement will have a material impact on its financial statements.

Effective January 1, 2008, UBS adopted SFAS 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles.   SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis with the exception of nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a non-recurring basis for which fair value disclosures have been delayed under FASB Staff Position (FSP) No. SFAS 157-2 “Effective date of FASB Statement No. 157” to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

UBS also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets on a contract-by-contract basis.  SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.  We have not elected the fair value option for any of our existing financial assets or liabilities and consequently did not have any adoption related adjustments. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risks are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the following sections:  Liquidity and Interest Rate Sensitivity Management, Net Interest Income, Provision for Loan Losses, Allowance for Loan Losses, Liquidity and Interest Rate Sensitivity Management, Non-Interest Income, Non-Interest Expense, Non-Performing Loans, and Off Balance Sheet Arrangements.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on pages 48 to 73 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2008.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has not been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.  The effectiveness of our internal controls over financial reporting was not subject to attestation by the Bank’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Bank to provide only management’s report in this document.

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

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire
Bernard E. Anderson	70	Economist	2002	2010
		Philadelphia, PA

David R. Bright	69	Retired, Executive Vice President
		Meridian Bancorp	2002	2010
		Philadelphia, PA

Joseph T. Drennan	63	Chief Financial Officer	2004	2010
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	66	Chairman of the Board,	1993	2008
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	64	Retired as co-Founder,	1996	2008
		John Frazier, Inc.
		Philadelphia, Pennsylvania

Maurice R. Mitts	47	Founder/Partner,	2008	2010
		Mitts Milavec, LLP, Attorney at Law
		Philadelphia, Pennsylvania

William B. Moore	66	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2011
		Baptist Church
		Philadelphia, Pennsylvania

Ahsan M. Nasratullah[1]	50	President, JNA Capital	2004	2009
		Philadelphia, Pennsylvania

Evelyn F. Smalls	63	President and CEO of Registrant	2000	2011
		and United Bank of Philadelphia

Ernest L. Wright	80	Founder, President and	1993	2008
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(1) Ahsan Nasratullah resigned from the board of directors in January 2008 for personal reasons.

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	63	President and Chief Executive Officer
Brenda M. Hudson-Nelson	47	Executive Vice President/Chief Financial Officer

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

UBS’ Board of Directors meets when necessary and during 2008 held eleven (11) meetings, including UBS’ organization meeting. In 2008, the Bank’s Board of Directors was scheduled to meet at least monthly, except in August and during 2008 held eleven (11) meetings.   The independent directors of the UBS’ and the Bank’s Board of Directors will hold executive sessions on a regular basis, but, in any event, not less than twice a year.

Policy for Attendance at Annual Meetings

           UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 5, 2008, eight (8) of UBS’ ten (10) directors attended the meeting.

Information about the UBS’ Audit/Compliance Committee and Financial Expert

The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accountants. In addition, the Committee meets with UBS’ independent registered public accountants to review the results of the annual audit and other related matters. Each member of the Committee is “independent” as defined in the applicable listing standards of the National Association of Securities Dealers (“NASDAQ”). The Committee held twelve (12) meetings during 2008.

Each member of the Audit/Compliance Committee is financially literate as defined by NASDAQ.  The Boards of Directors of the Company and the Bank have determined that Joseph T. Drennan is the “Financial Expert,” as defined in the Commission’s regulations.

The Compliance Committee was combined with the Audit Committee and is comprised of the same members.  On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the CRA Act activities.

Information About the Bank’s Audit/Compliance Committee

The Audit/Compliance Committee comprised of Joseph T. Drennan  (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson met at least monthly. The Audit/Compliance Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. In addition, the Audit/Compliance Committee meets with the Bank’s independent registered public accountants to review the results of the annual audit and other related matters, as well as other regulatory compliance issues. Each member of the Audit/Compliance Committee is “independent” as defined in the applicable listing standards of NASDAQ. The Committee held twelve (12) meetings during 2008.

The Compliance Committee is combined with the Audit Committee and is comprised of the same members.  On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the Community Reinvestment Act (CRA) activities.

Audit Committee Report

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2008, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with UBS’ management, (ii) discussed with McGladrey and Pullen, LLP, UBS’ independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (as modified or supplemented), (iii) discussed the independence of   McGladrey and Pullen, LLP, and (iv) has received the written disclosures and the letter from McGladrey and Pullen, LLP required by PCAOB Rule 3526 (as modified or supplemented). Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2008.

UBS’ Audit Committee is composed of   Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.
Respectfully submitted:
Joseph T. Drennan (Chairman)
L. Armstead Edwards
William B. Moore
Marionette Y. Wilson (Frazier)

INFORMATION ABOUT THE COMMITTEES OF THE BOARDS

Information About the Committees of UBS’ Board of Directors

       The Committees of UBS’ Board of Directors are the Executive Committee, Audit/Compliance Committee, and the Nominating Committee.  The Executive Committee, comprised of L. Armstead Edwards (Chairman), David R. Bright, Joseph T. Drennan, William B. Moore, Evelyn F. Smalls, and Marionette Y. Wilson (Frazier) meets, when necessary, at the call of the Chairman, and to exercise the authority and powers of UBS’ Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2008.

For information about UBS’ and the Bank’s Audit/Compliance Committees refer to “INFORMATION ABOUT THE AUDIT COMMITTEES” above.

Information About UBS’ Nominating Committee

The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of the NASDAQ Stock market. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS.  A copy of the charter is not available on UBS’ website.  The Committee held two (2) meetings during 2008 resulting in the nomination of Maurice R. Mitts as a Class B director and  the re-election of Class A directors standing for re-election.

Meetings of UBS’ Board and its Committees

The total number of meetings of UBS’ Board of Directors that were held in 2008 was eleven (11). All of the incumbent directors, who were directors during 2008 (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors, except Joseph T. Drennan, who attended fifty percent (50%); and (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served, except Joseph T. Drennan, who attended fifty percent (50%) of the Audit Committee  meetings.

Information About Committees of the Bank’s Board of Directors

The Committees of the Bank’s Board of Directors are the Executive, Asset and Liability Management, the Audit/Compliance Committees, and the Loan Committee.

The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to discuss and approve certain human resource matters including compensation, to ratify and approve certain of the Bank’s loans and to exercise the authority and powers of the Bank’s Board of Directors at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2008. The Bank’s Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank.

The Asset Liability Management Committee, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. During 2008, the Asset and Liability Management Committee held four (4) meetings.

The Loan Committee, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2008, the Loan Committee held twelve (12) meetings.

For information about UBS’ and the Bank’s Audit/Compliance Committees refer to “INFORMATION ABOUT THE AUDIT COMMITTEES” above.

Meetings of Bank’s Board and its Committees

The total number of meetings of the Bank’s Board of Directors that were held in 2008 was eleven (11). All incumbent directors (i) attended at least seventy-five percent (75%) of the total number of meetings of the Board of Directors; except Joseph T. Drennan, who attended fifty percent (50%); and, (ii) all directors attended at least seventy-five percent (75%) of the aggregate of the total number of meetings held by all committees of the Board on which the director served, except Joseph T. Drennan, who attended fifty percent (50%) of the Audit Committee meetings.

BOARD OF DIRECTORS COMPENSATION

Directors Fees

           The normal non-officer director fee paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2008.

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of  March 2, 2009:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 2, 2009	Office with the UBS and/or Bank	Shares of UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	63	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	47	Executive Vice President and Chief Financial Officer of UBS and Bank	50
____________
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2008 except for a late Form 3 filing of Maurice R. Mitts.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2008, the Executive Committee held two (2) meetings as the Compensation Committee.

Compensation Discussion and Analysis

The primary objectives of our compensation policy are:

•	To attract and retain highly qualified key executive officers essential to our long-term success;
•	To reward properly executive officers for performance, achievement of goals and enhancement of shareholder value.
•	Succession Planning to ensure adequate replacement for key executives

Compensation Philosophy

The compensation philosophy is to compensate our executive officers for performance. However, because  of the Bank’s prior designation as a “troubled financial institution”, non-salary benefits had limitations including the inability to offer executives significant deferred compensation, post-retirement benefits or compensation in the event of a change in control.

The Committee’s Process

            Because of the inability of management to attain the goals outlined in the 2007 Strategic Plan, there were no salary increases given to executive officers in 2008.  Therefore, there were no deliberations by the committee in reference to salary increases.

Components of Compensation for 2008

For the fiscal year ended December 31, 2008, the components of executive compensation were:

•	Salary;
•	Life Insurance in the amount of two times salary; and
•	Automobile Allowance.

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

Life Insurance and Auto Allowance

These benefits help to attract and retain qualified personnel within the current financial constraints.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls President and Chief Executive Officer	2008 2007	$160,000 160,000	$0 0	$0 0	$0 0	$0 0	$0 0	$6,209 6,209	$166,209 166,209

Brenda Hudson-Nelson, Executive Vice President and Chief Financial Officer	2008 2007	115,000 115,000	0	0	0	0	0	6,095 6,095	121,095 121,095

Terrence Barclift (3)Senior Vice President and Senior Lending Officer	2008 2007	22,923 110,000	0 0	0 0	0 0	0 1,348	0 0	1,000 21,000	23,923 132,348

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

Executive Employment Agreements

The Bank entered into an Employment Agreement with Evelyn F. Smalls in November 2004 to continue to serve as the Bank’s President and Chief Executive Officer. The term of the Employment Agreement was three (3) year.  The contract expired in November 2007. Renewal terms are under review by the Compensation Committee.  Ms. Smalls is currently working under the provisions of the expired contract which provide for an annual base salary of $160,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance.

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

Equity Compensation Plan Information

The Company adopted a Stock Option Plan in 1998.  Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  No options were granted in 2008 and no options were outstanding as of December 31, 2008.

Other Compensation Tables

We have not included a grant of plan-based awards table, an outstanding equity awards table, options exercises and stock vested table, and pension benefits table because those tables are not applicable.

COMPENSATION COMMITTEE REPORT

The Executive Committee serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended that the Compensation Discussion and Analysis be included  our Annual Report on Form 10-K for the year ended December 31, 2008.
Respectfully submitted:

L. Armstead Edwards
William B. Moore
Marionette Y. Wilson
Joseph T. Drennan
David R. Bright

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of March 2, 2009 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned

Philadelphia Municipal	71,667	8.21%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wachovia Corporation, (formerly, First Union Corporation)[2]	50,000	5.73%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.42%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.11%
401 Cypress Street
Philadelphia, PA 19106

(1)   As of March 2, 2009, there were 876,921 shares of UBS’ voting Common Stock outstanding.
(2)   Wachovia Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.
(3)   UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

           The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 2, 2009 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

Name	Common Stock[1,2,3]	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.23%
Marionette Y. Wilson (Frazier)	17,900	2.04%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
Joseph T. Drennan	783	*
Maurice R. Mitts	-	*
William B. Moore	1,834	*
Evelyn F. Smalls	500	*

Certain Executive Officers
Evelyn F. Smalls	500**	*
Brenda M. Hudson-Nelson	50	*
All Current Directors and Executive Officers as a Group	40,634	4.64%

__________________
Footnotes Concerning Beneficial Ownership of Stock
*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.

(1)
Stock ownership information is given as of March 2, 2009, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 2, 2009. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

(2)
The number of shares “beneficially owned” in each case includes, when applicable, shares owned beneficially, directly or indirectly, by the spouse or minor children of the director, and shares owned by any other relatives of the director residing with the director. None of the directors holds title to any shares of UBS of record that such director does not own beneficially.

(3)	None of the common stock of directors and executive officers is pledged to secure a debt.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2008 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:
	2008	2007

Audit Fees	$110,374	$100,440
Audit-related fees	-	-
Tax fees	10,882	11,515
All other fees	-	-
Total fees	$121,256	$111,955

Services Provided by McGladrey and Pullen, LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey and Pullen, LLP in 2008 and 2007 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

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

Pre-approval of Services

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for UBS by its independent auditor, subject to the minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit.  The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. All services performed by RSM McGladrey, Inc. are approved by the Audit Committee.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	53

		Consolidated Balance Sheets at December 31, 2008 and 2007.	54

		Consolidated Statements of Operations for the three years ended December 31, 2008.	56

		Consolidated Statements of Changes in Shareholders’ Equity for the three years ended
		December 31, 2008.	57

		Consolidated Statements of Cash Flows for the three years ended December 31, 2008.	58

		Notes to Consolidated Financial Statements	59

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts

a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Long Term Incentive Compensation Plan (Incorporated by reference to Registrant’s 1992 Form 10)

g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
h)	Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA(Incorporated by reference to Registrant’s 2005 Form 10-K)
i)	Lease for branch office located at 1520 North Broad Street (Incorporated by reference to Registrant’s 2005 Form 10-K)
j)	Terrence Barclift’s Employment Agreement, dated October 2, 2006 (Incorporated by reference to the Registrant’s 2006 Form 10-K).

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	March 31, 2009

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	March 31, 2009
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	March 31, 2009
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	March 31, 2009

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	March 31, 2009

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	March 31, 2009

Bernard E. Anderson, Director

/s/________________________________________	March 31, 2009

David R. Bright, Director

/s/________________________________________	March 31, 2009

Maurice r. Mitts, Director

/s/________________________________________	March 31, 2009

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	March 31, 2009
Ernest L. Wright, Director

McGladrey & Pullen, LLP
One Valley Square, Ste. 250
512 Township Line Road
Blue Bell, PA 19422-2700
O 215-641-8600 F 215-641-8680
www.mcgladrey.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Bancshares, Inc.

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Blue Bell, Pennsylvania
March 31, 2009

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets	2008	2007

Cash and due from banks	$2,449,181	$3,875,911
Interest-bearing deposits with banks	296,290	289,095
Federal funds sold	2,726,000	9,755,000
Cash and cash equivalents	5,471,471	13,920,006

Investment securities:
Available-for-sale, at fair market value	2,665,151	3,455,363
Held-to-maturity, at amortized cost (fair market value of $10,016,314
and $10,493,820 in 2008 and 2007, respectively)	9,896,965	10,466,053

Loans, net of unearned discount of $54,461 and $67,807 in 2008
and 2007, respectively	48,663,437	45,183,839

Less allowance for loan losses	(586,673)	(589,526)

Net loans	48,076,764	44,594,313

Bank premises and equipment, net	1,622,314	966,494
Accrued interest receivable	421,132	399,243
Intangible assets	848,046	1,026,124
Prepaid expenses and other assets	433,369	408,855

Total assets	$69,435,212	$75,231,507

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$11,844,242	$12,762,066
Demand deposits, interest-bearing	11,290,173	11,712,926
Savings deposits	16,667,815	19,912,673
Time deposits, under $100,000	8,745,854	8,315,998
Time deposits, $100,000 and over	12,356,186	13,380,822
Total deposits	60,904,270	66,084,485
Accrued interest payable	126,793	134,844
Accrued expenses and other liabilities	354,401	326,768
Total liabilities	61,385,464	66,546,097

Commitments and Contingencies (Notes 5, 9, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value,
500,000 shares authorized; 136,842 issued; 6,308 shares held in treasury	1,368	1,368
Common stock, $0.01 par value; 1,750,000 shares authorized;
876,921 issued	8,769	8,769
Class B Non-voting Common Stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares of common stock, at cost	-	-
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,735,664)	(6,082,165)
Accumulated other comprehensive income	23,506	5,669

Total shareholders’ equity	8,049,748	8,685,410
Total liabilities and shareholders’ equity	$69,435,212	$75,231,507

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2008		2007	2006
Interest income:
Interest and fees on loans		$3,335,151	$3,515,693	$3,625,617
Interest on investment securities		607,996	756,020	577,224
Interest on federal funds sold		129,966	524,720	357,080
Interest on time deposits with other banks		7,444	16,024	7,843
Total interest income		4,080,557	4,812,457	4,567,764

Interest expense:
Interest on time deposits		565,396	754,189	696,901
Interest on demand deposits		121,617	170,566	111,128
Interest on savings deposits		102,768	287,546	137,958
Total interest expense		789,781	1,212,301	945,987

Net interest income		3,290,776	3,600,156	3,621,777

Provision for loan losses		368,000	120,000	137,000

Net interest income after provision for loan losses		2,922,776	3,480,156	3,484,777

Noninterest income:
Gain on sale of loans		-	-	10,656
Customer service fees		554,731	590,841	603,259
ATM fee income		454,628	454,338	517,302
Loan syndication fee income		130,000	120,000	150,000
Gain on sale of bank premises and equipment		-	24,000	-
Other income		69,567	131,203	133,285
Total noninterest income		1,208,926	1,320,382	1,414,502

Noninterest expense:
Salaries, wages and employee benefits		1,557,247	1,626,580	1,746,539
Occupancy and equipment		1,120,800	1,018,213	993,397
Office operations and supplies		318,345	319,394	309,268
Marketing and public relations		104,045	120,837	115,756
Professional services		243,708	256,186	290,687
Data processing		513,424	456,463	421,699
Deposit insurance assessments		153,193	154,597	110,687
Other operating		774,439	800,981	792,556
Total noninterest expense		4,785,201	4,753,251	4,780,589

(Loss) income before income taxes	$	(653,499)	$47,287	$118,690

Provision for income taxes		-	-	-

Net (loss) income		$(653,499)	$47,287	$118,690

Net (loss) income per common share—basic		$(0.61)	$0.04	$0.11
Net (loss) income per common share—diluted		$(0.61)	$0.04	$0.11
Weighted average number of common shares		1,068,588	1,068,588	1,068,588
The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2008, 2007, 2006

	Series A preferred stock		Common stock		Additional paid-in	Accumulated		Accumulated other comprehensive	Total shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit		income (loss)	equity	income (loss)

Balance at December 31, 2005	136,842	$1,368	1,068,588	$10,686	$14,749,852	$	(6,248,142)	$(32,570)	$8,481,194

Unrealized gains on investment securities								13,960	13,960	$13,960

Net income								118,690	118,690	118,690

Total comprehensive income										$132,650

Balance at December 31, 2006	136,842	$1,368	1,068,588	$10,686	$14,749,852		$(6,129,452)	$ (18,610)	$8,613,844

Unrealized gains on investment securities								24,279	24,279	$24,279

Net income								47,287	47,287	47,287

Total comprehensive income										$71,566

Balance at December 31, 2007	136,842	$1,368	1,068,588	$10,686	$14,749,852		$(6,082,165)	$5,669	$8,685,410

Unrealized gains on investment securities								17,837	17,837	$17,837

Net loss								(653,499)	(653,499)	(653,499)

Total comprehensive loss										$(635,662)

Balance at December 31, 2008	136,842	$1,368	1,068,588	$10,686	$14,749,852	$	(6,735,664)	$23,506	$8,049,748

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(653,499)	$47,287	$118,690
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for loan losses	368,000	120,000	137,000
Gain on sale of loans	-	-	(10,656)
Gain on sale of fixed assets	-	(24,000)	-
Depreciation and amortization	309,080	284,554	269,111
Amortization of core deposit intangible	178,078	178,078	178,078
Decrease (Increase) in accrued interest receivable and
other assets	(61,403)	103,437	(173,145)
Increase in accrued interest payable and
other liabilities	14,639	73,922	6,742
Net cash provided by operating activities	154,896	783,278	525,821
Cash flows from investing activities:
Purchase of available-for-sale investments	(250,000)	(1,010,098)	(503,125)
Purchase of held-to-maturity investments	(7,198,840)	(3,775,751)	(5,116,828)
Proceeds from maturity and principal reductions of
available-for-sale investments	1,067,521	904,992	833,197
Proceeds from maturity and principal reductions of
held-to-maturity investments	7,769,031	6,114,630	2,380,686
Proceeds from sale of student loans	-	-	568,166
Net proceeds from sale of fixed assets	-	204,000	-
Net (increase) decrease in loans	(3,850,451)	(1,039,510)	3,277,616
Purchase of loans	-	(1,718,060)	-
Purchase of premises and equipment	(960,477)	(323,478)	(196,945)

Net cash (used in) provided by investing activities	(3,423,216)	(643,276)	1,253,123

Cash flows from financing activities:
Net(decrease) increase in deposits	(5,180,214)	1,160,846	1,600,123
Net cash (used in) provided by financing activities	(5,180,214)	1,160,846	1,600,123
Net (decrease) increase in cash and cash equivalents	(8,448,535)	1,300,847	3,379,366
Cash and cash equivalents at beginning of year	13,920,006	12,619,159	9,239,793
Cash and cash equivalents at end of year	$5,471,471	$13,920,006	$12,619,159
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$797,832	$1,214,361	$963,979

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, 2006

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

December 31, 2008, 2007, 2006

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

Loans held-for-sale are carried at the lower of aggregate cost or market value.

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

December 31, 2008, 2007, 2006

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

December 31, 2008, 2007, 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Fair Value Measurement

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

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement financial of certain assets on a contract-by-contract basis. SFAS 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. We have not elected the fair value option for any of our existing financial assets or liabilities and consequently did not have any adoption related adjustments.

Intangible Assets

      On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million.   As a result of the acquisition, the Bank recorded a core deposit intangible of $2,449,488.    The core deposit intangible is being amortized over 14 years.

	2008	2007

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(1,601,442)	(1,423,364)

	$848,046	$1,026,202

Amortization of the intangible totaled $178,078 for each of the years ended December 31, 2008, 2007, 2006. The amortization of the intangible is projected to be $178,078 for each of the next five years. Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

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

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007 and 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2008 presentation.

Comprehensive Income

Comprehensive income includes net income as well as certain other items that result in a change to equity during the period. The components of other comprehensive income are as follows:

	December 31, 2008
	Before tax	Tax	Net of tax
	amount	(expense)	amount

Unrealized gains on securities
Unrealized holding gains arising during period	$29,765	(11,928)	$17,837
Less: reclassification adjustment for gains
realized in net income	-	-	-
Other comprehensive income, net	$29,765	$(11,928)	$17,837

	December 31, 2007
	Before tax	Tax	Net of tax
	amount	benefit (expense)	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$36,237	$(11,958)	$24,279
Less: reclassification adjustment for gains
realized in net income	-	-	-
Other comprehensive income, net	$36,237	$(11,958)	$24,279

	December 31, 2006
	Before tax	Tax	Net of tax
	amount	benefit (expense)	amount
Unrealized losses on securities
Unrealized holding losses arising during period	$20,836	$(6,876)	$13,960
Less: reclassification adjustment for gains
realized in net income	-	-	-
Other comprehensive income(loss), net	$20,836	$(6,876)	$13,960

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

December 31, 2008, 2007, and 2006

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

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2008.  Reserve balances were $125,000 and $627,000, respectively, as of December 31, 2008 and 2007.

3.  INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2008 and 2007 are as follows:

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Available-for-sale:
U.S. Government agency securities	$250,000	$3,515	$-	$253,515
Mortgage-backed securities	2,252,145	34,072	(2,504)	2,283,713
Total debt securities	2,502,145	37,587	(2,504)	2,537,228
Investments in mutual funds	127,923	-	-	127,923
	$2,630,068	$37,587	$(2,504)	$2,665,151
Held-to-maturity:
U.S.Government agency securities	$6,199,087	$37,961	$(7,033)	$6,230,015
Mortgage-backed securities	3,697,879	94,015	(5,595)	3,786,299
	$9,896,965	$131,976	$(12,628)	$10,016,314

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
Available-for-sale:
U.S.Government agency securities	$500,000	$5,625	$-	$505,625
Mortgage-backed securities	2,822,982	15,621	(12,785)	2,825,818
Total debt securities	3,322,982	21,246	(12,785)	3,331,443
Investments in mutual funds	123,920			123,920
	$3,446,902	$21,246	$(12,785)	$3,455,363
Held-to-maturity:
U.S.Government agency securities	$5,999,273	$16,745	$(6,865)	$6,009,153
Mortgage-backed securities	4,466,780	43,699	(25,812)	4,484,667
	$10,466,053	$60,144	$(32,677)	$10,493,820

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

3.  INVESTMENTS-Continued

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	losses	value	losses	value	losses

U.S. Government
agency securities	1	$493	$(7)	$-	$-	$493	$ (7)

Mortgage backed
securities	13	802	(8)	-	-	802	(8)
Total temporarily
impaired investment
securities	14	$1,295	$(15)	$-	$-	$1,295	$(15)

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

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

3. INVESTMENTS-Continued

Management does not believe any individual unrealized loss as of December 31, 2008 and 2007 represents other-than temporary impairment.  The unrealized losses on these securities are caused by the changes in general market interest rates

All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized      losses are other-than-temporary. The Company believes it will collect all amounts contractually due on these securities as   they are backed by the full faith and credit of the U.S. Government or are guaranteed by an agency of the U.S. Government.  The Company has the ability and the intent to hold these securities until market price recovery or maturity.

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2008 were as follows.  Expected maturities may differ from contractual maturities.
	Amortized	Market
	cost	value
Available-for-sale:
Due after one month through three years	$-	$-
Due after three year through five years	-	-
Due after five years through fifteen years	250,000	253,515
Mortgage-backed securities	2,252,145	2,283,713

Total debt securities	2,502,145	2,537,228
Investments in mutual funds	127,923	127,923
	$2,630,068	$2,665,151

Held-to-maturity:
Due in one month through three years	$-	$-
Due after three years through five years	2,000,000	2,014,498
Due after five years through fifteen years	3,699,399	3,722,863
Due after fifteen years	499,688	492,655
Mortgage-backed securities	3,697,879	3,786,299

	$9,896,965	$10,016,314

No securities were sold during 2008, 2007, and 2006.

As of December 31, 2008 and 2007, investment securities with a book value of $12,434,194 and $11,607,363, respectively,   were pledged as collateral to secure public deposits and for other purposes required or permitted by law.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	2008	2007

Commercial loans	$36,484,378	$33,102,633
Residential mortgages	6,110,821	6,549,378
Consumer loans	6,068,238	5,531,828
Total loans	48,663,437	45,183,839
Less allowance for loan losses	(586,673)	(589,526)
Net loans	$48,076,764	$44,594,313

At December 31, 2008 and 2007, unamortized net deferred fees totaled $114,910 and $109,651, respectively.

As of December 31, 2008 and 2007, the Bank had loans to certain officers and directors and their affiliated interests  in aggregate dollar amounts of $826,868 and $877,946, respectively. During 2008, there were $39,000 in new loans to related parties and repayments amounted to $90,078. During 2007, there were no new loans to related parties and repayments amounted to 145,129. During 2006, there were $212,176 in new loans to related parties and repayments amounted to $95,299.

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

Details on the Bank’s non-performing loans are as follows (in thousands):
	2008	2007	2006

Total non-accrual loans	$1,701	$745	$626
Total impaired loans	2,531	1,745	896
Average impaired loans	2,192	929	538
Specific allowance allocated to impaired loans	96	254	105
Non-accrual/impaired loans with SBA Guarantees	611	374	152
Interest recognized on impaired loans	65	112	76
Loans past due 90 days and still accruing	578	1,067	170

Changes in the allowance for possible loan losses are as follows:

	2008	2007	2006

Balance, beginning of year	$589,529	$561,409	$472,198
Provision	368,000	120,000	137,000
Charge-offs	(519,363)	(229,557)	(272,459)
Recoveries	148,510	137,674	224,670
Balance, end of year	$586,673	$589,526	$561,409

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  At December 31, 2008, approximately 37% of the Bank’s commercial loan portfolio was concentrated in loans made to religious organizations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:
	Estimated
	useful life	2008	2007

Buildings and leasehold improvements	10-15 years	$1,655,273	$1,039,387
Furniture and equipment	3- 7 years	1,197,105	1,349,614
		2,852,378	2,389,001
Less accumulated depreciation		(1,230,064)	(1,422,507)
		$1,622,314	$966,494

Depreciation expense on fixed assets totaled $304,657, $276,508, and $258,389 for the years ended December 31, 2008, 2007, 2006, respectively.

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2008, 2007, and 2006 was 394,396, $384,179 and $387,144., respectively. Future minimum lease payments under operating leases are as follows:

Year ending December 31,	Operating leases

2009	$427,877
2010	366,754
2011	357,278
2012	373,183
2013	380,399
Thereafter	1,555,290

Total minimum lease payments	$3,460,781

In April 2008, the Bank began a 10-year lease for a new more visible retail space at Progress Plaza.  The lease requires annual rental payments of $66,482 for Years 1-5 and $75,431 for Years 5-10.  This transaction is reflected in the Bank’s long-term rental obligations noted above.

6.  DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2007	$19,831
2008	600
2009	411
2010	175
2011	19
Thereafter	66

$21,102

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

7.   BORROWINGS

At December 31, 2008,  the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.  As of December 31, 2008 and 2007, the Bank had no borrowings outstanding.

8.   INCOME TAXES

At December 31, 2008, the Bank has net operating loss carry forwards of approximately $4,919000 for income tax purposes that expire in 2012 through 2026.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $2,300,917 and $2,185,715 as of December 31, 2008 and 2007, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s deferred tax assets are as follows:

	December 31,
	2008	2007

Deferred tax assets(liabilities):
Provision for loan losses	$92,057	$82,166
Unrealized losses on investment securities	11,928	12,507
Depreciation	402,618	413,569
Net operating loss carryforwards	1,672,613	1,570,340
Other	121,700	107,132
Valuation allowance for deferred tax assets	(2,300,917)	(2,185,715)
Net deferred tax assets	$-	$-

	2008	2007

Effective rate reconciliation:
Tax at statutory rate (34%)	$(222,190)	$16,078
Nondeductible expenses	5,608	6,111
Increase in valuation allowance	115,202	(13,933)
Other	101,380	(8,256)
Total tax expense	$-	$-

On January 1, 2007, we adopted FIN 48, which provides guidance for the recognition and measurement of certain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2008, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2008 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2008. We do not have an accrual for uncertain tax positions as of December 31, 2008.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

9.  FINANCIAL INSTRUMENT COMMITMENTS

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

Summaries of the Bank’s financial instrument commitments are as follows:

	2008	2007

Commitments to extend credit	$10,968,300	$14,004,300
Outstanding letters of credit	-	-

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

10.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

December 31, 2008, 2007, 2006

 Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs
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

Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of December 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$2,665		$2,665	-

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

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Fair Value on a Nonrecurring Basis
Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

 Carrying Value at December 31, 2008:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$ 2,531	-	-	$ 2,531

The fair value of impaired loans is derived in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined at the fair value of the collateral if the loan is collateral dependent.

The valuation allowance for impaired loans is included in the allowance for loan and lease losses in the consolidated balance sheets.  The valuation allowance for impaired loans at December 31, 2008 was $96,708.

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

	2008		2007
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$5,471	$5,471	$13,920	$13,920
Investment securities	12,555	12,681	13,921	13,949
Loans, net of allowance for loan losses	48,077	48,416	44,594	45,400
Interest receivable	433	433	399	399
Liabilities:
Demand deposits	23,134	23,134	24,728	24,728
Savings deposits	16,668	16,668	19,913	19,913
Time deposits	21,102	21,102	21,697	21,697
Interest Payable	127	127	135	135

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

11.  EMPLOYEE COMPENSATION

In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years.   In October 2006, the Bank entered into a two year employment agreement with its senior lending officer covering similar terms. These agreements provide for guaranteed minimum annual compensation over the term of the contracts.  In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. In accordance with the contractual terms with its former chief executive officer, the Bank granted the right to acquire up to 4% of the Bank’s stock as of December 31, 1993 at $8.54 per share, which was the book value at the date of grant.  Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  In 1998, options to purchase 29,694 shares of the Company’s common stock at a price of $8.54 per share were awarded to the former chief executive officer.  A summary of the status of the Bank’s stock options as of December 31, 2008 and 2007 and the changes during the years ended on those dates is as presented below:

	2008		2007
	# Shares of Underlying Options	Exercise Price	# Shares of Underlying Options	Exercise Price
Outstanding at the beginning of the period	29,694		29,694	$ 8.54
Granted	-		-	-
Forfeited	-		-	-
Expired	(29,694)		-	-
Outstanding at the end of the period	-		29,694	$ 8.54
Exercisable at the end of the period	-		29,694	$ 8.54

There was no compensation cost charged against income for the Plan for the years ended December 31, 2008, 2007and 2006 as no options were granted under the Plan during these periods.  All options were fully vested but expired at December 31, 2008.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2008	2007
Assets:
Due from banks (subsidiary)	$189	$253
Investment in United Bank of Philadelphia	7,861	8,435
Total assets	$8,050	$8,688

Liabilities:
Other accrued liabilities	-	3
Total Liabilities	-	3

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(6,736)	(6,083)
Net unrealized holding gains on securities available-for-sale	24	6

Total shareholders’ equity	8,050	8,685

Total liabilities and shareholders’ equity	$8,050	$8,688

Condensed Statements of Operations

	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Other Expenses	$(61)	$(26)	$-
Equity in net (loss) income of subsidiary	$(592)	$75	$119
Net (loss) income	$(653)	$47	$119

Condensed Statements of Cash Flows
	Years ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(653)	$47	$119
Adjustments:
Increase (decrease) in liabilities	(3)	(8)
Equity in net income (loss) of subsidiary	592	(75)	(119)
Net cash provided by operating activities	(64)	(36)	-
Cash and cash equivalents at beginning of year	253	289	289
Cash and cash equivalents at end of year	$189	$253	$289

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006
13.  REGULATORY MATTERS

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

The most recent notification from the Bank’s regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt and corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.   The Bank’s growth and other operating factors may have an adverse effect on its capital ratios.

  The Bank’s actual capital amounts and ratios are as follows:
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk-
weighted assets:
Consolidated	$7,765	16.57%	$3,768	8.00%	N/A
Bank	7,576	16.17	3,749	8.00%	$4,686	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	7,178	15.32	1,884	4.00%	N/A
Bank	6,989	14.91	1,874	4.00%	$2,812	6.00%
Tier I capital to average assets:
Consolidated	7,178	10.27	2,804	4.00%	N/A
Bank	6,989	10.00	2,795	4.00%	$3,493	5.00%

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006
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

14.  COMMITMENTS AND CONTINGENCIES

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

15.  EARNINGS PER SHARE COMPUTATION

Net income (loss) per common share is calculated as follows:

	Year ended December 31, 2008
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(653,499)
Basic EPS
Loss available to common stockholders	$(653,499)	1,068,588	$(0.61)
Fully Diluted EPS
Loss available to common stockholders	$(653,499)	1,068,588	$(0.61)

	Year ended December 31, 2007
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$47,287
Basic EPS
Income available to common stockholders	$47,287	1,068,588	$0.04
Fully Diluted EPS
Income available to common stockholders	$47,287	1,068,588	$0.04

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

15.  EARNINGS PER SHARE COMPUTATION-Continued
	Year ended December 31, 2006
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$118,690
Basic EPS
Income available to common stockholders	$118,690	1,068,588	$0.11
Fully Diluted EPS
Income available to common stockholders	$118,690	1,068,588	$0.11

Options to purchase 29,694 shares of common stock are not included in the computation of diluted EPS for the years ended December 31, 2008, 2007, and 2006 noting that such inclusion would be anti-dilutive.

The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2008 and 2007, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

(Dollars in thousands)
	2008
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$965	$1,042	$1,033	$1,040
Interest expense	174	180	192	244
Net interest income	791	862	841	796
Provision for loan losses	75	278	15	-
Net interest after provision for loan losses	716	584	826	796
Noninterest income	313	276	312	308
Noninterest expense	1,224	1,208	1,181	1,172
Net loss	$(195)	$(348)	$(44)	$ (68)
Basic loss per common share	$(0.18)	$(0.32)	$(0.04)	$(0.06)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)--continued

The following summarizes the consolidated results of operations during 2008 and 2007, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

(Dollars in thousands)

	2007
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$1,183	$1,236	$1,221	$1,171
Interest expense	294	327	311	280
Net interest income	889	909	910	891
Provision for loan losses	50	10	50	10
Net interest after provision for loan losses	839	899	860	881
Noninterest income	342	302	395	281
Noninterest expense	1,208	1,196	1,212	1,136
Net income(loss)	$(27)	$5	$43	$26
Basic earnings(loss) per common share	$(0.03)	$0.01	$0.04	$0.02
Diluted earnings per common share	$0.03)	$0.01	$0.04	$0.02