Form 10-Q
period 2009-03-31
UNITED BANCSHARES INC /PA
filed 2009-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

0-25976

Commission File Number
Pennsylvania	23-2802415
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

30 S. 15thStreet, Suite 1200, Philadelphia, PA	19102
(Address of principal executive office)	(Zip Code)

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of May 5, 2009, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at May 5, 2009.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 111,842 shares are issued and outstanding and 31,308 shares are held in treasury stock as of May 5, 2009.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item1. Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$2,207,800	$2,449,181
Interest bearing deposits with banks	298,059	296,290
Federal funds sold	3,659,000	2,726,000
Cash & cash equivalents	6,164,859	5,471,471

Investment securities:
Held-to-maturity, at amortized cost (fair value of $10,254,611.	10,128,134	9,896,965
and $10,016,314 at March 31, 2009 and December 31, 2008, respectively)
Available-for-sale, at fair value	2,596,253	2,665,151

Loans , net of unearned discount	48,773,971	48,663,437
Less: allowance for loan losses	(612,150)	(586,673)
Net loans	48,161,821	48,076,764

Bank premises & equipment, net	1,547,794	1,622,314
Accrued interest receivable	462,883	421,132
Core deposit intangible	803,526	848,046
Prepaid expenses and other assets	413,691	433,369
Total Assets	$70,278,961	$69,435,212

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$13,823,219	$11,844,242
Demand deposits, interest bearing	11,224,062	11,290,173
Savings deposits	16,428,826	16,667,815
Time deposits, $100,000 and over	11,925,021	12,356,187
Time deposits	8,568,427	8,745,854
	61,969,555	60,904,271

Accrued interest payable	92,750	126,794
Accrued expenses and other liabilities	284,906	354,401
Total Liabilities	62,347,211	61,385,466

Commitments and Contingencies (Note 1)

Shareholders' equity:
Preferred Stock, Series A, 6%, $.01 par value,	1,368	1,368
500,000 shares authorized, 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 common shares and 6,308 preferred shares, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,872,821)	(6,735,664)
Accumulated other comprehensive income	42,667	23,506
Total Shareholders' equity	7,931,750	8,049,746
	$70,278,961	$69,435,212
See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2009	2008
Interest Income:
Interest and fees on loans	768,500	816,873
Interest on investment securities	148,225	149,045
Interest on Federal Funds sold	2,346	72,953
Interest on time deposits with other banks	1,774	1,920
Total interest income	920,845	1,040,791

Interest Expense:
Interest on time deposits	110,169	164,510
Interest on demand deposits	26,820	38,968
Interest on savings deposits	11,795	41,004
Total interest expense	148,784	244,482

Net interest income	772,061	796,309

Provision for loan losses	30,000	0
Net interest income less provision for
loan losses	742,061	796,309

Noninterest income:
Customer service fees	115,521	149,880
ATM activity fees	112,662	106,009
Loan syndication fees	30,000	30,000
Other income	17,721	21,914
Total noninterest income	275,904	307,803

Non-interest expense
Salaries, wages, and employee benefits	380,129	416,029
Occupancy and equipment	282,864	281,267
Office operations and supplies	70,636	86,451
Marketing and public relations	33,306	21,830
Professional services	59,809	44,114
Data processing	143,934	124,242
Deposit insurance assessments	10,000	39,193
Other noninterest expense	174,444	158,533
Total non-interest expense	1,155,122	1,171,659

Loss before taxes	$(137,157)	$(67,547)
Provision for income taxes	-	-
Net loss	$(137,157)	$(67,547)

Loss per share-basic	$(0.13)	$(0.06)
Loss per share-diluted	$(0.13)	$(0.06)

Weighted average number of shares	1,065,088	1,065,088
Total comprehensive loss	$(117,996)	$(37,080)

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Three Months	Three Months
	March 31,	March 31,
	2009	2008
Cash flows from operating activities
Net loss	(137,157)	(67,547)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Provision for loan losses	30,000	0
Depreciation and amortization	141,870	114,771
(Increase) decrease in accrued interest receivable and other assets	(22,073)	39,801
(Decrease) increase in accrued interest payable and other liabilites	(103,539)	184,502
Net cash provided by (used in) operating activities	(90,900)	271,527

Cash flows from investing activities
Purchase of investments-Available-for-Sale	0	0
Purchase of investments-Held-to-Maturity	(3,650,320)	(1,498,528)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	87,002	151,542
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	3,414,175	4,222,951
Net increase in loans	(115,057)	(2,292,283)
Purchase of premises and equipment	(16,795)	(363,726)
Net cash provided by (used in) investing activities	(280,996)	219,956

Cash flows from financing activities
Net increase (decrease) in deposits	1,065,284	(3,034,986)
Net cash provided by (used in) financing activities	1,065,284	(3,034,986)

Increase (decrease) in cash and cash equivalents	693,388	(2,543,503)

Cash and cash equivalents at beginning of period	5,471,471	13,920,006

Cash and cash equivalents at end of period	6,164,859	11,376,503

Supplemental disclosures of cash flow information
Cash paid during the period for interest	114,740	261,510

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(unaudited)

1. General

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2008 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2009 and December 31, 2008 and the consolidated results of its operations for the three month periods ended March 31, 2009 and 2008, and its consolidated cash flows for the three months ended March 31, 2009 and 2008.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Commitments

In the general course of business, there are various outstanding commitments to extend credit, such as letters of credit and un-advanced loan commitments, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these commitments.

Contingencies

The Company is from time to time a party to routine litigation in the normal course of its business. Management does not believe that the resolution of this litigation will have a material adverse effect on the financial condition or results of operations of the Company. However, the ultimate outcome of any such litigation, as with litigation generally, is inherently uncertain and it is possible that some litigation matters may be resolved adversely to the Company.

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended March 31, 2009 and 2008 was $(117,996) and $(37,080), respectively. The difference between the Company’s net loss and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

 The calculation of net loss per share follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Basic:
Net loss available to common shareholders	$(137,157)	$(67,547)
Average common shares outstanding-basic	1,065,088	1,065,088
Net loss per share-basic	($0.13)	$(0.06)
Fully Diluted:
Average common shares-fully diluted	1,065,088	1,065,088
Net loss per share-fully diluted	($0.13)	$(0.06)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4.   New Accounting Pronouncements

On April 9, 2009 the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards that will become effective for the Company in quarter ending June 30, 2009.  These amendments are described below.  Adoption of the FSPs is not expected to have a material impact on the Company’s financial condition, statement of operations and statement of cash flows.

FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Financial Accounting Standard (FAS) No. 157. This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly.   A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  Adoption of this FSP will not have a material impact on the Company’s financial statements.

FSP No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security or it is not more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP No. FAS 107-1 and APB 28-1, Interim Fair Value Disclosures FSP FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

5.  Fair Value Measurement

FAS No. 157, Fair Value Measurement, provides a framework for measuring fair value under generally accepted accounting principles.  SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis, with the exception of nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis for which fair value disclosures were delayed under FASB Staff Position (FSP) No. 157-2 “Effective date of FASB Statement No. 157” to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company had no non-financial assets and liabilities recorded at fair value on a non-recurring basis that required disclosure on March 31, 2009.

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
•
Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities and derivative contracts that are highly liquid and are actively traded in over-the-counter markets.

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

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of March 31, 2009 and December 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at March 31, 2009	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$2,596		$2,596	-
(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$2,665		$2,665	-

The fair value of available for sale securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1).  If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or externally developed models that use unobservable inputs due to the limited market activity of the instrument (Level 3).

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of March 31, 2009 and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2009.

 Carrying Value at March 31, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$ 2,498	-	-	$ 2,498

Carrying Value at December 31, 2008:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$ 2,531	-	-	$ 2,531

The fair value of impaired loans is derived in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Fair value is determined at the fair value of the collateral if the loan is collateral dependent.  Collateral values are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.  The valuation allowance for impaired loans at March 31, 2009 was $97,000.   The valuation allowance for impaired loans at March 31, 2008 was $166,000.  There were no fair value losses for the three months ended March 31, 2009.

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

(in 000’s)	Three months ended March 31, 2009	Three months ended March 31, 2008
Balance at January 1	$587	$590
Charge-offs:
Commercial loans	-	(25)
Consumer loans	(13)	(17)
Total charge-offs	(13)	(42)
Recoveries	10	112
Net recoveries(charge-offs)	(3)	70
Provision for loan losses	30	-
Balance at March 31	$612	$660

Nonperforming and Nonaccrual Loans

The Bank generally determines a loan to be "nonperforming" when interest or principal is past due 90 days or more.  If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be "nonperforming" before the lapse of 90 days.  The policy of the Bank is to charge-off unsecured loans after 90 days past due.  Interest on "nonperforming" loans ceases to accrue except for loans that are well collateralized and in the process of collection.  When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral from which to collect the principal and interest on the loan appears to be available and the loan is in the process of collection.

(Dollars in thousands)	March 31, 2009	December 31, 2008
Nonperforming loans:
Commercial	$1,447	$1,368
Consumer	126	115
Residential Real Estate	242	218
Total	$1,815	$1,701

At March 31, 2009, non-accrual loans totaled $1.8 million compared to $1.7 million at December 31, 2008. The increase is primarily related to the addition of one $85,000 commercial loan that was more than 90 days delinquent.  Non-accrual loans primarily include commercial loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses.  Management is actively working with these borrowers to develop suitable repayment plans.

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.   For financial reporting purposes, a valuation allowance of 100% of the net deferred tax asset has been recognized to offset the net deferred tax assets related to cumulative temporary differences and tax loss carryforwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, an income tax benefit may be required to increase the recorded value of the net deferred tax asset to the expected realizable amount.

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

Overview

The Bank incurred a net loss of $137 thousand ($0.13 per common share) for the quarter ended March 31, 2009 compared to a net loss of $68 thousand ($0.06 per common share) for the quarter ended March 31, 2008.  The increased loss in 2009 is related to provisions for loan losses, a lower level of customer service fees and a reduction in net interest income stemming from a higher level of non-accrual loans and a reduction in earning assets.

Management believes that core profitability of the Bank is directly linked to two critical factors:

The ability to manage and control asset quality to minimize credit losses.  The Bank’s level of noncurrent loans is trending upward.  Proactive collection strategies have been implemented to control delinquencies and reverse the negative trend.  Noncurrent loans are primarily concentrated in the commercial loan portfolio. To avoid further deterioration in credit quality, management will convene frequent asset quality meetings to identify and proactively manage identified risks before they become severe problems.  Also, loans will be underwritten to ensure that they meet the Bank’s tightened risk tolerance standards.

The ability to achieve core deposit growth. Deposit growth remains one of management’s primary challenges.  This challenge is compounded by the current low interest rate environment and the current regulatory environment.  Management intends to capitalize on “the movement back to community banking”, increased FDIC limits and its relationships with regional corporations, small businesses, service providers and the community to achieve deposit growth.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2009	Quarter ended March 31, 2008
Net interest income	$772	$796
Provision for loan losses	30	-
Noninterest income	276	308
Noninterest expense	1,155	1,172
Net loss	(137)	(68)
Loss per share-basic and diluted	$(0.13)	$(0.06)

Balance sheet totals:	March 31, 2009	December 31, 2008
Total assets	$70,279	$69,435
Loans, net	$48,162	$48,077
Investment securities	$12,724	$12,562
Deposits	$61,970	$60,904
Shareholders' equity	$7,932	$8,050

Ratios:	Quarter ended March 31, 2009	Quarter ended March 31, 2008
Loss on assets	(0.20%)	(0.09%)
Loss on equity	(1.73%)	(0.86%)

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements.

Sources and Uses of Funds Trends

	March 31, 2009			December 31, 2008
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$48,830	$(696)	(1.41)%	$49,526
Investment securities
Held-to-maturity	9,971	561	5.96	9,410
Available-for-sale	2,589	(363)	(12.30)	2,952
Federal funds sold	3,067	283	10.17	2,784
Balances with other banks	297	2	0.68	295
Total uses	$64,754	$(213)	(0.33)%	$64,967
Funding sources:
Demand deposits
Noninterest-bearing	$12,815	$570	4.65%	$12,245
Interest-bearing	10,935	270	2.53	10,665
Savings deposits	16,473	(482)	(2.84)	16,955
Time deposits	20,895	(223)	(1.06)	21,118
Total sources	$61,118	$ 135	0.22%	$60,983

Loans

Average loans declined $696,000, or 1.41%, during the quarter ended March 31, 2009 as a result of a reduction in loan origination activity coupled with payoffs/paydowns in the commercial loan portfolio.  In the current recessionary economic environment, the Bank has further tightened its underwriting standards around real estate lending—particularly non-owner occupied financing.  Management has shifted its focus to traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available.  During the quarter ended March 31, 2009, the Bank aligned itself with “feeder” entities (i.e. Philadelphia Industrial Development Corporation, Department of Transportation, etc.) that have loan guaranty programs.

The Bank’s loan portfolio is concentrated in commercial loans that comprise $36.6 million, or 76%, of total loans at March 31, 2009. Approximately $17.3 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2009 were $13.4 million, or 36.6%, of the commercial portfolio.   In light of the economic uncertainty and the potential “trickle down” effect that may impact the level of tithes and offerings that provide cash flow for repayment, management has heightened its monitoring of this concentration to proactively identify and manage credit risk.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.26% at March 31, 2009 compared to 1.21% at December 31, 2008. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.

The level of impaired loans was the same at $2.5 million at March 31, 2009 and December 31, 2008 with associated specific reserves of $97,000. Loans to religious organizations represented $137,000 of total impaired loans. Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The Bank is working with a collection attorney to assist with its recovery efforts on its impaired loans including forbearance agreements, foreclosure and other collection strategies.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA.

Management uses all available information to recognize losses on loans; however, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	March 31, 2009	December 31, 2008
Allowance for loan losses	$612	$587
Total Impaired Loans (includes non-accrual loans)	$2,498	$2,531
Total non-accrual loans	$1,815	$1,701
Allowance for loan losses as a percentage of:
Total Loans	1.26%	1.21%
Total nonperforming loans	33.7%	34.5%
Net(charge-offs) recoveries as a percentage of average loans	0.01%	0.77%

There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities increased on average by $198,000, or 1.60%, during the quarter ended March 31, 2009 from the quarter ending December 31, 2008.  The yield on the investment portfolio declined to 4.46% at March 31, 2009 compared to 4.70% at December 31, 2008 as a result of the call of higher yielding agency securities during the quarter.  The duration of the portfolio remains relatively short at 1.3 years. At March 31, 2009, 54% of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  These securities do not have the same risk characteristics of pooled subprime mortgages for which many financial institutions have experienced valuation declines and losses.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2009, average deposits increased $135,000, or 0.22%, from the quarter ending December 31, 2008.  The most significant increase was in the Bank’s average non-interest bearing checking accounts that increased by $570,000, or 4.65%.  Management has made a concerted effort to attract and retain core deposits from existing commercial loan customers.  Savings account balances for which the Bank once offered premium interest rates declined by $482,000, or 2.84%, during the quarter.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits.   Management will seek to distinguish the Bank as a community development bank through which corporations in the region can work to impact community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management will focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth.

Certificates of deposit declined on average by $223,000, or 1.06%, as a result of several customers who redeemed certificates to create additional liquidity. While the Bank has $11.9 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 67%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

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

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at March 31, 2009 are summarized below:

Commitments to extend credit	$10,609,000

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2009, the Bank had total short-term liquidity, including cash and federal funds sold, of $6.2 million, or 8.77%, of total assets compared to $5.5 million, or 7.88%, at December 31, 2008.  The increase in liquidity is the result of an increase in noninterest bearing demand deposits that fluctuate widely.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:
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

Capital Resources

During the three months ended March 31, 2009, total shareholders' equity declined approximately $118,000 compared to December 31, 2008 as a result of a net loss of $137,000 offset by other comprehensive income of $19,000 from unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  Effective on November 12, 2008, the date the regulatory order was removed (as more fully described in the 10-K), the Bank is deemed "well capitalized."  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions.

The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  In response to the financial crisis affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  On October 14, 2008 the United States Treasury and banking regulators announced in a joint statement the details of new government programs under EESA including the Trouble Asset Relief Program (“TARP”).   In November 2008, the Company submitted an application for TARP funds.  In May 2009, management withdrew the application because of the projected cost and the extensive and growing number of requirements and restrictions.  Management will seek additional capital through other US Treasury programs available to Community Development Financial Institutions (“CDFIs”) to support growth and to supplement and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position.

	Company	Company
(thousands of dollars, except percentages)	March 31, 2009	December 31, 2008
Total Capital	$7,932	$8,050
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(847)	(872)
Tier 1 Capital	7,085	7,178
Tier 2 Capital	590	587
Total Qualifying Capital	$7,675	$7,765
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,234	$46,862
Tier 1 Risk-Based Capital Ratio	15.00%	15.32%
Tier 2 Risk-Based Capital Ratio	16.24%	16.57%
Leverage Ratio	10.13%	10.27%

		Bank	Bank
Total Capital		$7,748	$7,861
Less: Intangible Assets and accumulated other comprehensive gain (loss)		(847)	(872)

Tier 1 Capital		6,901	6,989
Tier 2 Capital		590	587
Total Qualifying Capital		7,491	$7,576
Risk Adjusted Total Assets (including off-
Balance sheet exposures)		$47,234	$46,862
Tier 1 Risk-Based Capital Ratio	(Minimum Ratio- 4.00%)	14.62%	14.91%
Tier 2 Risk-Based Capital Ratio	(Minimum Ratio- 8.00%)	15.87%	16.17%
Leverage Ratio	(Minimum Ratio- 4.00%)	9.99%	10.00%

Results of Operations
Summary

The Bank incurred a net loss of $137,000 ($0.13 per common share) for the quarter ended March 31, 2009 compared to a net loss of $68,000 ($0.06 per common share) for the quarter ended March 31, 2008.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended March 31, 2009			Three months ended March 31, 2008
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$48,830	$769	6.30%	$45,698	$817	7.15%
Investment securities-HTM	9,971	118	4.73	8,949	105	4.69
Investments securities-AFS	2,589	30	4.63	3,278	44	5.37
Federal funds sold	3,067	2	0.26	8,968	73	3.26
Interest bearing balances with other banks	297	2	2.69	290	2	2.76
Total interest-earning assets	64,754	921	5.69	67,183	1,041	6.20
Interest-bearing liabilities
Demand deposits	10,935	27	0.99	10,788	39	1.45
Savings deposits	16,473	12	0.29	19,000	41	0.86
Time deposits	20,895	110	2.11	20,627	165	3.20
Total interest-bearing liabilities	48,303	149	1.23	50,415	245	1.94
Net interest earnings		$772			$796
Net yield on interest-earning assets			4.77%			4.74%

Net interest income decreased approximately $24,000, or 3.05%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The yield on earning assets for the quarter ended March 31, 2009 declined to 5.69% from 6.20% for the same three months in 2008 as a result of reductions in the prime lending and Federal Funds Sold rates during 2008. While the yield on earning assets decreased 51 basis points, the cost of interest-bearing liabilities declined 71 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. As a result, the Bank did not experience margin compression. The reduction in the Bank’s net interest income during the three months ended March 31, 2009 compared to 2008 is directly related to an increase in non-accrual loans and a $2.4 million reduction in earning assets. Management continues to focus on growing its core assets to increase net interest income.  In addition, rates on loan and deposit products will continue to be reviewed and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses
Provisions for loan losses were $30,000 for the quarter ended March 31, 2009.  There were no provisions made for the same quarter in 2008.  The requirement for additional provisions was based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased approximately $32,000, or 10.36%, for the quarter for ending March 31, 2009, compared to the same quarter in 2008.

Customer service fees decreased by approximately $34,000, or 22.92%, for the quarter ended March 31, 2009, compared to 2008 primarily as a result of a decrease in overdraft fees on deposit accounts.

ATM fees increased approximately $7,000, or 6.28%, for the three months ended March 31, 2009, compared to 2008. In July 2008, management imposed a 50% increase in its surcharge fee that offset the reduction in volume and stabilized the overall profitability of the network.   Management continues to evaluate methods to reduce cost and increase revenues associated with its ATM network.

Noninterest Expense

Salaries and benefits decreased approximately $36,000, or 8.63%, for the three months ended March 31, 2009 compared to 2008. The decline is primarily related to an open Senior Lending Officer position that became vacant in March 2008.  A search is underway to fill this position.  Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense increased approximately $2,000, or 0.57%, for the three months ended March 31, 2009 compared to 2008.  The increase is primarily attributable to interior and exterior improvements that were completed at the Bank’s West Philadelphia branch in December 2008.  These leasehold improvements have resulted in increased depreciation expense.

Office operations and supplies expense decreased approximately $16,000, or 18.29%, for the three months ended March 31, 2009 compared to 2008.  The decrease primarily related to a reduction in courier expense as a result of the movement to a new courier service for currency and coin delivery and a streamlined delivery schedule.  Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

Marketing and public relations expense increased approximately $12,000, or 52.57%, for the three months ended March 31, 2009 compared to 2008.  In February 2009, the Bank ran a series of television advertisements in conjunction with Black History Month to increase brand recognition and push the message “Back to Community Banking”.

Professional services expense increased approximately $16,000, or 35.58%, for the three months ended March 31, 2009 compared to 2008 as a result of an increase in accounting and audit fees.

Data processing expenses increased approximately $20,000, or 13.68% for the three months ended March 31, 2009 compared to 2008.  The increase relates to an annual increase of 6% by the Bank’s core service provider.  The increase is also related to the Bank’s ATM processing expense—specifically, net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.

Federal deposit insurance assessments decreased approximately $29,000, or 74.49%, for the three months ended March 31, 2009 compared to 2008. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The reduction in 2009 resulted from an improvement in the Bank’s regulatory rating in December 2008 as well as lower deposit levels.  In February 2009, the FDIC adopted new rules, including a special assessment to stabilize the Deposit Insurance Fund that will result in higher assessment rates for the Bank in future quarters. Due to numerous factors, including financial ratios, that are used to determine the assessment, it is not currently estimable.

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

At March 31, 2009, an asset sensitive position is maintained on a cumulative basis through 1 year of 4.09% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position creates makes the Bank’s net interest income more susceptible to declining interest rates.  However, with rates at historical lows, there is not a high probability that rates will decline further.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2009, the change in the market value of equity in a +200 basis point interest rate change is -26.4%--in excess of the Bank’s policy limit of 25%.  This result is largely caused by decline in value of the Bank’s investment and loan portfolios in a rising rate environment.  Management will work to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities. However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all other measures at March 31, 2009.

Item 4T.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K except as follows:

Changes in the economy could have an adverse effect on the Company

Poor economic conditions continue to create historic levels of financial institution failures and increased unemployment rates.  The business and earnings of the Bank are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region.  These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, all of which are beyond the Bank’s control.  Further downturn in the economy could result in a decrease in demand for the Bank’s products and services, an increase in loan delinquencies and increases in problem assets.  Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans.  These factors could result in an increase in the provision for loan losses and decline in the Bank’s and Company’s net income

Liquidity risk

The ability to increase deposits to fund asset growth represents a potential liquidity risk. The Company may need to reduce earning asset growth through the reduction of current production, sale of assets and/or the sale of participations interests in future and current loans.  This could reduce  net income of the Company in the future.

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

UNITED BANCSHARES, INC.

Date: May 15, 2009	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 15, 2009	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.