Form 10-Q
period 2009-06-30
UNITED BANCSHARES INC /PA
filed 2009-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of July 30, 2009, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at July 30, 2009.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 111,842 shares are issued and outstanding and 31,308 shares are held in treasury stock as of July 30, 2009.

FORM 10-Q

Index

Item No.	Page

PART I-FINANCIAL INFORMATION

1.	Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
3.	Quantitative and Qualitative Disclosures about Market Risk	27
4T.	Controls and Procedures	27

PART II-OTHER INFORMATION

1.	Legal Proceedings	28
1A.	Risk Factors	28
2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
3.	Defaults upon Senior Securities	28
4	Submission of Matters to a Vote of Security Holders	28
5.	Other Information	28
6.	Exhibits	29

Item1. Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	2,678,259	2,449,181
Interest bearing deposits with banks	299,848	296,290
Federal funds sold	1,978,000	2,726,000
Cash & cash equivalents	4,956,107	5,471,471

Investment securities:
Held-to-maturity, at amortized cost(fair value of $9,932,745.	9,868,799	9,896,965
and $10,016,314 at June 30, 2009 and December 31, 2008, respectively)
Available-for-sale, at fair value	2,362,813	2,665,151

Loans, net of unearned discount	48,854,286	48,663,437
Less: allowance for loan losses	(631,684)	(586,673)
Net loans	48,222,602	48,076,764

Bank premises & equipment, net	1,480,989	1,622,314
Accrued interest receivable	427,622	421,132
Core deposit intangible	759,007	848,046
Prepaid expenses and other assets	462,374	433,369
Total Assets	68,540,313	69,435,212

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	12,999,545	11,844,242
Demand deposits, interest bearing	10,535,962	11,290,173
Savings deposits	15,891,081	16,667,815
Time deposits, $100,000 and over	12,229,937	12,356,187
Time deposits	8,553,289	8,745,854
	60,209,814	60,904,271

Accrued interest payable	130,442	126,794
Accrued expenses and other liabilities	346,615	354,401
Total Liabilities	60,686,872	61,385,466

Commitments and Contingencies Liabilities(Note 1)

Shareholders' equity:
Preferred Stock, Series A, non-cumulative., 6%, $.01 par value,	1,368	1,368
500,000 shares authorized, 136,842 issued
Common stock, $.01 par value; 1,750,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 common shares and 31,308 preferred shares, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(6,952,316)	(6,735,664)
Accumulated other comprehensive income	43,851	23,506
Total Shareholders' equity	7,853,441	8,049,746
	68,540,313	69,435,212

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	788,671	851,821	1,557,171	1,668,694
Interest on investment securities	135,257	153,028	283,482	302,073
Interest on Federal Funds sold	1,997	25,901	4,343	98,854
Interest on time deposits with other banks	1,792	1,813	3,566	3,733
Total interest income	927,717	1,032,563	1,848,562	2,073,354

Interest Expense:
Interest on time deposits	93,128	142,552	203,297	307,062
Interest on demand deposits	23,438	27,269	50,258	66,237
Interest on savings deposits	9,293	21,807	21,088	62,811
Total interest expense	125,859	191,628	274,643	436,110

Net interest income	801,858	840,935	1,573,919	1,637,244

Provision for loan losses	30,000	15,000	60,000	15,000
Net interest income less provision for
loan losses	771,858	825,935	1,513,919	1,622,244

Noninterest income:
Customer service fees	120,629	139,859	236,150	289,739
ATM activity fees	118,519	106,478	231,181	212,487
Loan Syndication Fees	50,000	50,000	80,000	80,000
Other income	24,718	15,202	42,439	37,116
Total noninterest income	313,866	311,539	589,770	619,342

Non-interest expense
Salaries, wages, and employee benefits	401,198	386,432	781,327	802,461
Occupancy and equipment	274,316	259,190	557,180	540,457
Office operations and supplies	70,146	84,190	140,782	170,641
Marketing and public relations	2,415	25,392	35,721	47,222
Professional services	65,850	62,134	125,659	106,248
Data processing	135,362	126,287	279,296	250,529
Deposit insurance assessments	18,000	39,000	28,000	78,193
Other noninterest expense	197,932	198,513	372,376	357,046
Total non-interest expense	1,165,219	1,181,138	2,320,341	2,352,797

Net loss	$(79,495)	$(43,664)	$(216,652)	$(111,211)

Loss per share-basic	$(0.08)	$(0.04)	$(0.21)	$(0.11)
Loss per share-diluted	$(0.08)	$(0.04)	$(0.21)	$(0.11)

Weighted average number of shares	1,035,088	1,035,088	1,035,088	1,035,088

Total Comprehensive loss	$(77,748)	$(68,754)	$(196,307)	$(105,834)

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities
Net loss	(216,652)	($111,211)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for loan losses	60,000	15,000
Depreciation and amortization	287,673	230,585
(Increase)decrease in accrued interest receivable and other assets	(35,495)	73,909
(Decrease)increase in accrued interest payable and other liabilites	(4,138)	44,294
Net cash provided by operating activities	91,387	252,577

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(6,633,093)	(5,250,931)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	320,125	309,343
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	6,647,255	5,944,209
Net (increase) decrease in loans	(205,838)	(3,915,341)
Purchase of premises and equipment	(40,744)	(638,648)
Net cash provided by (used in) investing activities	87,706	(3,551,368)

Cash flows from financing activities
Net decrease in deposits	(694,457)	(4,987,747)
Net cash used in financing activities	(694,457)	(4,987,747)

Decrease in cash and cash equivalents	(515,364)	(8,286,538)

Cash and cash equivalents at beginning of period	5,471,471	13,920,006

Cash and cash equivalents at end of period	$4,956,107	$5,633,468

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$270,995	$488,922

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2009 and December 31, 2008 and the consolidated results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its consolidated cash flows for the six months ended June 30, 2009 and 2008.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. An estimate that is particularly susceptible to change in the near term is the allowance for loan losses.

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

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended June 30, 2009 and 2008 was $(77,748) and $(68,754), respectively. The Company’s total comprehensive loss for the six months ended June 30, 2009 and 2008 was $(196,307) and $(105,834), respectively The difference between the Company’s net loss and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

 The calculation of net loss per share follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Basic:
Net loss available to common shareholders	$(216,652)	$(111,211)	$(79,475)	$(43,664)
Average common shares outstanding-basic	1,035,088	1,035,088	1,035,088	1,035,088
Net loss per share-basic	($0.21)	($0.11)	($0.08)	($0.04)
Fully Diluted:
Average common shares-fully diluted	1,035,088	1,035,088	1,035,088	1,035,088
Net loss per share-fully diluted	($0.21)	($0.11)	($0.08)	($0.04)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4.   New Accounting Pronouncements

On April 9, 2009 the Financial Accounting Standards Board (FASB) issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards that became effective for the Company in the quarter ended June 30, 2009.  These amendments are described below.  The Company adopted these amendments effective on April 1, 2009.  Adoption did not have a material impact on the Company’s financial condition, statement of operations or statement of cash flows.

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

FSP No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI) FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security or it is not more likely than not that it will not be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. As of June 30, 2009, there were no OTTI losses as more fully described in Note 5.

FSP No. FAS 107-1 and APB 28-1, Interim Fair Value Disclosures  FSP FAS 107-1 and APB 28-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Adoption of this FSP is depicted in Note 7.

In May 2009, the FASB issued Statement No. 165, Subsequent Events, which the Company adopted as of June 30, 2009.  This Statement establishes general standards of accounting for and  disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (i.e., complete in a form and format that complies with generally accepted accounting principles (GAAP) and approved for issuance).  However, Statement No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  There are two types of subsequent events to be evaluated under this Statement:

Recognized subsequent events - An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Non-recognized subsequent events - An entity must not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date but before financial statements are issued or are available to be issued.  Some non-recognized subsequent events may be of such a nature that they must be disclosed to keep the financial statements from being misleading.  For such events, an entity must disclose the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made.

Statement No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued.

This Statement applies to both interim financial statements and annual financial statements.  Statement No. 165 is effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively.  United Bancshares, Inc. management believes that Statement No. 165 will not result in significant changes in the subsequent events that the Company reports - either through recognition or disclosure - in its financial statements.

Accordingly, management has evaluated subsequent events through August 14, 2009, the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of June 30, 2009.

5.  Investment Securities

The Company adopted FSP FAS 115-2 effective April 1, 2009 (as more fully described under Recent Accounting Pronouncements).  Management has evaluated the investment securities as of June 30, 2009 and has concluded that no OTTI losses exist.  Since no prior OTTI losses have been recorded, as a result of the adoption, there were no OTTI adjustments or additional OTTI disclosures that were required.

The following is a summary of the Company's investment in available-for-sale securities as of June 30, 2009:
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Other-than- temporary impairments in OCI	Fair value
Available-for-sale:
U.S. government and agencies	$250,000	$2,345	$-	$-	$252,345
Residential mortgage-backed securities	1,918,770	63,104	-	-	1,981,875
Total debt securities	2,168,770	65,449	-	-	2,234,220
Investments in mutual funds	128,593				128,593
	$2,297,363	$65,449	$-	$-	$2,362,813

Held to maturity:
U.S. government and agencies	$6,593,718	$16,163	$(86,099)	$-	$6,523,782
Residential mortgage-backed securities	3,275,081	133,882	-	-	3,408,963
	$9,868,799	$150,045	$(86,099)	-	$9,932,745

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2009, are as follows:

	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years	250,000	252,345
Mortgage-backed securities	1,918,770	1,981,875
Total debt securities	2,168,770	2,234,220
Investments in mutual funds	128,593	128,593
	$2,297,363	$2,362,813

Held to maturity
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years	6,593,718	6,523,782
Mortgage-backed securities	3,275,081	3,408,963
	$9,868,799	$9,932,745

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

 The following table shows the gross unrealized losses and fair value of Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and agencies	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-	-	-	-	-	-
Held-to-maturity:
U.S. government and agencies	$4,246	$(86)	$-	$-	$4,246	$(86)
Residential mortgage-backed securities	-	-	-	-	-	-

U.S. Government and Agency Obligations. As of June 30, 2009, $4,246,165 U.S. Government and Agency securities are included in the continuous loss position for less than 12 months. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Residential Federal Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009. There were no mortgage backed securities in a continuous unrealized loss position at June 30, 2009.

We have a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  On a quarterly basis, we review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value.

It is the policy of the Company to purchase AAA rated securities.  Management has evaluated these securities based upon the considerations noted above, and has determined that, as of June 30, 2009, no OTTI losses exist within the Company’s investment securities portfolio.

6.  Fair Value

Fair Value Measurement

FAS No. 157, Fair Value Measurement, provides a framework for measuring fair value under generally accepted accounting principles.  SFAS 157 applies to all financial instruments that are being measured and reported on a fair value basis, with the exception of nonfinancial assets and nonfinancial liabilities that are recognized and disclosed at fair value on a nonrecurring basis for which fair value disclosures were delayed under FASB Staff Position (FSP) No. 157-2 “Effective date of FASB Statement No. 157” to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company had no non-financial assets and liabilities recorded at fair value on a non-recurring basis that required disclosure on June 30, 2009.

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
•
Generally, this includes debt and equity securities that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain US Treasury and US Government and agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

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

•	Generally, this includes US Government and agency mortgage-backed securities, corporate debt securities, and loans held for sale.
Level 3 Inputs
•	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
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

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of June 30, 2009 and December 31, 2008 by level within the SFAS No. 157 fair value measurement hierarchy.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at June 30, 2009	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$ 2,363	$129	$2,234	-
(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$2,665	-	$2,665	-

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the SFAS No. 157 hierarchy as of June 30, 2009 and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2009.

 Carrying Value at June 30, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$ 2,958	-	-	$2,958

Carrying Value at December 31, 2008:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$ 2,531	-	-	$ 2,531

Fair value of impaired loans is determined at the fair value of the collateral if the loan is collateral dependent.  Collateral values are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.   The valuation allowance for impaired loans at June 30, 2009 was $78,000.  The valuation allowance for impaired loans at June 30, 2008 was $188,000.  There were no fair value losses for the six months ended June 30, 2009.

Fair Value of Financial Instruments

The Company adopted FSP 107-1 effective April 1, 2009.  Fair value information about financial instruments is required to be disclosed, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows or other valuation techniques.  Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Loans (Other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations and nonperformance risk.  Prepayments and discount rates were based on current marketplace estimates and pricing.  Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.  The carrying amount of accrued interest receivable approximates fair market value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts).  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation.  The Treasury Yield Curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum. The carrying value of accrued interest payable approximates fair market value.

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

The fair value of assets and liabilities other than investments available for sale and impaired loans are described below:
	June 30, 2009
	Carrying	Fair
	amount	value
(in 000’s)
Assets:
Cash and cash equivalents	$4,956	$4,956
Investment securities	12,232	12,296
Loans, net of allowance for loan losses	48,223	47,187
Interest receivable	428	428
Liabilities:
Demand deposits	23,536	23,536
Savings deposits	15,891	15,891
Time deposits	20,784	20,784
Interest payable	130	130

7. Critical Accounting Policies

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

(in 000’s)	Six months ended June 30, 2009	Six months ended June 30, 2008	(in 000’s)	Three months ended June 30, 2009	Three months ended June 30, 2008
Balance at January 1	$587	$590	Balance at March 31,	$612	$660
Charge-offs:			Charge-offs:
Commercial loans	(22)	(26)	Commercial loans	(22)	(1)
Consumer loans	(28)	(38)	Consumer loans	(14)	(21)
Total charge-offs	(50)	(64)	Total charge-offs	(36)	(22)
Recoveries	35	123	Recoveries	26	11
Net recoveries(charge-offs)	(15)	59	Net recoveries(charge-offs)	(10)	(11)
Provision for loan losses	60	15	Provision for loan losses	30	15
Balance at June 30,	$632	$664	Balance at June 30,	$632	$664

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

(Dollars in thousands)	June 30, 2009	December 31, 2008
Nonperforming loans:
Commercial	$2,078	$1,368
Consumer	124	115
Residential Real Estate	353	218
Total	$2,555	$1,701

At June 30, 2009, non accrual loans totaled approximately $2.6 million compared to approximately $1.7 million at December 31, 2008. The increase is primarily related to the addition of one large commercial real estate relationship that became more than 90 days delinquent June 30, 2009.  Non-accrual loans primarily include commercial loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses.  Management is actively working with these borrowers to develop suitable repayment plans.

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

Overview

The Bank had a net loss of approximately $79,000 ($0.08 per common share) for the quarter ended June 30, 2009 compared to a net loss of approximately $44,000 ($0.04 per common share) for the quarter ended June 30, 2008.  The Bank had a net loss of approximately $217,000 ($0.21 per common share) for the six months ended June 30, 2009 compared to a net loss of approximately $111,000 ($0.11 per common share) for the six months ended June 30, 2008. A detailed explanation of each component of earnings is included in the sections below. The increased loss in 2009 is related to a higher level of non-accrual loans, lower interest rates and a reduction in earning assets that resulted in a reduction in net interest income.  In addition, there were increased provisions for loan losses in 2009 compared to 2008.

Management continues to believe that core profitability of the Bank is directly linked to two critical factors:

Management’s ability to manage and control asset quality to minimize credit losses.  The Bank’s level of noncurrent loans is trending upward.  Proactive collection strategies have been implemented to control delinquencies and reverse the negative trend.  Noncurrent loans are primarily concentrated in the commercial loan portfolio. To avoid further deterioration in credit quality, management will convene frequent asset quality meetings to identify and proactively manage identified risks before they become severe problems.  Also, loans will be underwritten to ensure that they meet the Bank’s tightened risk tolerance standards.

Management’s ability to achieve core deposit growth. Deposit growth remains one of management’s primary challenges.  This challenge is compounded by the current low interest rate environment and the current regulatory environment.  Management intends to capitalize on “the movement back to community banking”, increased FDIC limits and its relationships with regional corporations, small businesses, service providers and the community to achieve deposit growth.  Management has identified and has been calling directly on corporations in the region to request core depository relationships to support its small business lending strategies.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended June 30, 2009	Quarter ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Net interest income	$802	$841	$1,574	$1,637
Provision for loan losses	30	15	60	15
Noninterest income	314	312	590	619
Noninterest expense	1,165	1,183	2,320	2,352
Net loss	(79)	(44)	(217)	(111)
Loss per share-basic and diluted	$(0.08)	$(0.04)	$(0.21)	$(0.11)

Balance sheet totals:	June 30, 2009	December 31, 2008
Total assets	$68,540	$69,435
Loans, net	$48,223	$48,077
Investment securities	$12,232	$12,562
Deposits	$60,210	$60,904
Shareholders' equity	$7,853	$8,050

Ratios (annualized):	Quarter ended June 30, 2009	Quarter ended June 30, 2008
Loss on assets	(0.45%)	(0.25%)
Loss on equity	(4.02%)	(2.19%)

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased $482,000, or .074%, during the three months ended June 30, 2009 compared to the three months ended March 31, 2009. Average funding sources also decreased $586,000, or .096%, during the three months ended June 30, 2009 compared to the three months ended March 31, 2009.  The decline is primarily a result of widely fluctuating deposit balances of several customers.

Sources and Uses of Funds Trends

	June 30, 2009			March 31, 2009
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$48,657	$(173)	(0.35)%	$48,830
Investment securities
Held-to-maturity	9,737	(234)	(2.35)	9,971
Available-for-sale	2,462	(127)	(4.91)	2,589
Federal funds sold	3,117	50	1.63	3,067
Balances with other banks	299	2	0.67	297
Total uses	64,272	(482)	(0.74)	$64,754
Funding sources:
Demand deposits
Noninterest-bearing	$12,877	$62	0.48%	$12,815
Interest-bearing	10,628	(307)	(2.81)	10,935
Savings deposits	16,284	(189)	(1.15)	16,473
Time deposits	20,743	(152)	(0.73)	20,895
Total sources	$60,532	$(586)	(0.96)	$61,118

Loans

Average loans declined $173,000 or .35%, during the quarter ended June 30, 2009 as a result of reduced loan origination activity coupled with payoffs/paydowns in the commercial loan portfolio. The net commercial loan originations for the quarter totaled $665,000—much of which was funded in June. In the current recessionary economic environment, the Bank has further tightened its underwriting standards around real estate lending—particularly non-owner occupied financing.  Management has shifted its focus to traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available.  The Bank has aligned itself with “feeder” entities (i.e. Philadelphia Industrial Development Corporation, Department of Transportation, etc.) that have loan guaranty programs.

The Bank’s loan portfolio is concentrated in commercial loans that comprise $37.1 million, or 77%, of total loans at June 30, 2009. Approximately $17.2 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2009 were $14.1 million, or 38.6%, of the commercial portfolio. In light of the economic uncertainty and the potential “trickle down” effect that may impact the level of tithes and offerings that provide cash flow for repayment, management has heightened its monitoring of this concentration to proactively identify and manage credit risk.

The composition of the net loans is as follows:
(in 000’s)	June 30, 2009	December 31, 2008
Commercial	$36,969,583	$ 36,484,378
Consumer	5,928,641	6,068,238
Residential	5,957,972	6,110,821
Total	48,854,286	48,663,437
Less allowance for loan losses	(631,684)	(586,673)
Net loans	$48,222,602	$48,076,764

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.29% at June 30, 2009 compared to 1.21% at December 31, 2008. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans increased to approximately $3 million at June 30, 2009 compared to $2.5 million at December 31, 2008.  Specific reserves related to impaired loans totaled $78,000 and $97,000, respectively, at June 30, 2009 and December 31, 2008.  The increase in impaired loans is related one customer relationship totaling $500,000 for a multi-unit rental property which has experienced higher than expected vacancies resulting in reduced cashflow to service the debt.  Loans to religious organizations represented $134,000 of total impaired loans.  The Bank is working with a collection attorney to assist with its recovery efforts on its impaired loans including forbearance agreements, foreclosure and other collection strategies.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA of approximately $318,000.

Management uses all available information to recognize losses on loans; however, future additions may be necessary based on further deterioration in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The percentage of allowance to nonperforming loans at June 30, 2009 has declined from 34.5% at December 31, 2008 to 24.7%.  The increase in non-performing loans during the six months ended June 30, 2009 is primarily the result of one significant commercial real estate relationship totaling $500,000 which has a strong loan-to-value.  Therefore, no specific reserves were required to cover the risk of loss.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	June 30, 2009	December 31, 2008
Allowance for loan losses	$632	$587
Total Impaired Loans (includes non-accrual loans)	$2,958	$2,531
Total non-accrual loans	$2,555	$1,701
Allowance for loan losses as a percentage of:
Total Loans	1.29%	1.21%
Total nonperforming loans	24.7%	34.5%
Net(charge-offs) recoveries as a percentage of average loans	0.03%	0.77%

There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities decreased on average by $361,000, or 2.87%, during the quarter ended June 30, 2009 from the quarter ending March 31, 2009.  The yield on the investment portfolio declined to 4.29% at June 30, 2009 compared to 4.46% at March 31, 2009 and 4.70% at December 31, 2008 as a result of the call of higher yielding agency securities during 2009 in the current low interest rate environment.  The duration of the portfolio remains relatively short at 2.3 years. At June 30, 2009, 57%, or $6.8 million, of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  These securities do not have the same risk characteristics of pooled subprime mortgages for which many financial institutions have experienced valuation declines and losses.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2009, average deposits declined approximately $586,000, or 0.96%, from the quarter ending March 31, 2009.  The most significant decline was in the Bank’s average interest bearing checking accounts that decreased by $307,000, or 2.81%.  The decline is the result of widely fluctuating deposit balances of several of the Bank’s customers.  Management continues to make a concerted effort to attract and retain core deposits from existing commercial loan customers to further stabilize deposit levels.  Savings account balances for which the Bank once offered premium interest rates declined by $189,000, or 1.15%, during the quarter.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits. Also, during the current recession, deposit attrition has occurred as a result of increased liquidity needs of customers.

Management continues to seek to distinguish the Bank as a community development bank through which corporations in the region can work collaboratively to impact community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management continues to focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth. Management has identified and been calling directly on corporations in the region to request core depository relationships to support its small business lending strategies.

Certificates of deposit declined on average by $152,000, or 0.73%, as a result of several customers who redeemed certificates to create additional liquidity. While the Bank has $12.2 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 66%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

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

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at June 30, 2009 are summarized below:

Commitments to extend credit	$9,189,000

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

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $10 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2009, the Bank had total short-term liquidity, including cash and federal funds sold, of $5 million, or 7.22% of total assets, compared to $5.5 million, or 7.88%, at December 31, 2008.  The decrease in liquidity is the result of an increase in loans coupled with a decline in deposits.  Several of the Bank’s deposit customers have balances that fluctuate widely creating swings in liquidity.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:
•	Seek additional non-public deposits from existing private sector customers
•	Sell participations of existing commercial credits to other financial institutions in the region

While management continues to seek additional non-public core deposits to support ongoing loan demand, liquidity levels have been adequate.  As a result, it was not necessary to sell loan participations to other institutions during the quarter ended June 30, 2009.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Capital Resources
Total shareholders' equity declined approximately $196,000 compared to December 31, 2008 as a result of a net loss of approximately $217,000 during the six months ended June 30, 2009 offset by other comprehensive income of approximately $20,000 from unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  Effective on November 12, 2008, the date the regulatory order was removed (as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009), the Bank is deemed "well capitalized."  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions.

 The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  In response to the financial crisis affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  On October 14, 2008 the United States Treasury and banking regulators announced in a joint statement the details of new government programs under EESA including the Trouble Asset Relief Program (“TARP”).   In November 2008, the Company submitted an application for TARP funds.  In May 2009, management withdrew the application because of the projected cost and the extensive and growing number of requirements and restrictions.  Management has submitted applications for funding through other US Treasury programs available to Community Development Financial Institutions (“CDFIs”) to support growth and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position.  Notifications of awards by the US Treasury will be made in the quarter ended September 2009.

	Company	Company
(thousands of dollars, except percentages)	June 30, 2009	December 31, 2008
Total Capital	$7,855	$8,050
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(803)	(872)
Tier 1 Capital	7,052	7,178
Tier 2 Capital	594	587
Total Qualifying Capital	$7,646	$7,765
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,487	$46,862
Tier 1 Risk-Based Capital Ratio	14.86%	15.32%
Tier 2 Risk-Based Capital Ratio	16.11%	16.57%
Leverage Ratio	10.19%	10.27%

	Bank	Bank
Total Capital	$7,671	$7,861
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(803)	(872)

Tier 1 Capital	6,868	6,989
Tier 2 Capital	594	587
Total Qualifying Capital	$7,462	$7,576
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,487	$46,862
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 6.00%)	14.47%	14.91%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 10.00%)	15.73%	16.17%
Leverage Ratio (Minimum Ratio- 5.00%)	10.04%	10.00%

Results of Operations
Summary

The Bank had a net loss of approximately $79,000 ($0.08 per common share) for the quarter ended June 30, 2009 compared to a net loss of approximately $45,000 ($0.04 per common share) for the quarter ended June 30, 2008.  The Bank had a net loss of approximately $217,000 ($0.21 per common share) for the six months ended June 30, 2009 compared to a net loss of approximately $111,000 ($0.11 per common share) for the six months ended June 30, 2008. A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2009			Three months ended June 30, 2008
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$48,657	$789	6.49%	$48,105	$852	7.08%
Investment securities-HTM	9,737	106	4.35	9,404	110	4.68
Investments securities-AFS	2,462	29	4.71	3,235	44	5.32
Federal funds sold	3,117	2	0.26	4,898	26	2.12
Interest bearing balances with other banks	299	2	2.68	292	2	2.74
Total interest-earning assets	64,272	928	5.78	65,934	1,033	6.27
Interest-bearing liabilities
Demand deposits	10,681	24	0.90	10,112	27	1.07
Savings deposits	16,284	9	0.22	18,219	22	0.46
Time deposits	20,743	93	1.79	20,636	143	2.77
Total interest-bearing liabilities	47,708	126	1.06	48,967	192	1.56
Net interest earnings		$802			$841
Net yield on interest-earning assets			4.99%			5.11%

		Six months ended June 30, 2009			Six months ended June 30, 2008
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$48,156	$1,557	6.47%	$48,156	$1,668	6.93%
Investment securities-HTM	9,852	222	4.51	9,176	222	4.84
Investments securities-AFS	2,596	63	4.85	3,194	80	5.01
Federal funds sold	3,093	4	0.26	6,932	99	2.86
Interest bearing balances with other banks	299	3	2.01	291	4	2.75
Total interest-earning assets	64,996	1,849	5.78	67,749	2,073	6.12
Interest-bearing liabilities
Demand deposits	10,888	50	0.92	10,451	66	1.26
Savings deposits	16,386	21	0.26	18,608	63	0.68
Time deposits	20,817	204	1.96	20,631	307	2.98
Total interest-bearing liabilities	48,091	275	1.14	49,690	436	1.75
Net interest earnings		$1,574			$1,637
Net yield on interest-earning assets			4.92%			4.83%

Net interest income decreased approximately $39,000, or 4.65%, for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 and decreased approximately $63,000, or 3.87%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The yield on earning assets for the quarter ended June 30, 2009 declined to 5.78% from 6.27% for the same three months in 2008 as a result of reductions in the prime lending and Federal Funds Sold rates during 2008. While the yield on earning assets decreased 49 basis points, the cost of interest-bearing liabilities declined 50 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. As a result, margin compression was minimized to 12 basis points. The reduction in the Bank’s net interest income during the three months ended June 30, 2009 compared to 2008 is primarily related to an increase in the level of non-accrual loans and a sharp decline in the yield on Federal Funds Sold from 2.12% to 0.26%. Management continues to focus on reducing the level of nonaccrual loans and growing its core assets to increase net interest income.  In addition, rates on loan and deposit products will continue to be reviewed and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses
Provisions for loan losses were $30,000 for the quarter ended June 30, 2009 compared to $15,000 for the same quarter in 2008.  Provisions for loan losses for the six months ended June 30, 2009 totaled $60,000 compared to $15,000 for the same period in 2008. The requirement for additional provisions was based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $2,000, or 0.75%, for the quarter ended June 30, 2009, compared to the same quarter in 2008. Noninterest income decreased approximately $30,000, or 4.77%, for the six months ended June 30, 2009, compared to 2008.

Customer service fees decreased by approximately $19,000, or 13.75%, for the quarter ended June 30, 2009, compared to 2008 and decreased approximately $54,000, or 18.50%, for the six months ended June 30, 2009 compared to 2008.  The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees increased approximately $12,000, or 11.31%, for the three months ended June 30, 2009, compared to 2008 and increased approximately $19,000, or 8.80%, for the six months ended June 30, 2009 compared to 2008. In July 2008, management imposed a 50% increase in its surcharge fee that offset a reduction in volume; thus, stabilizing the overall profitability of the network.   Management continues to evaluate methods to reduce cost and increase revenues associated with its ATM network.

Noninterest Expense

Salaries and benefits increased approximately $15,000, or 3.82%, for the three months ended June 30, 2009 compared to 2008 but declined approximately $21,000, or 2.63%, for the six months ended June 30, 2009 compared to 2008.  The increase during the quarter is related to the hiring of two new officers—Vice President/Business Development and Vice President/Commercial Lending. Both of these positions are critical to increasing the Bank’s business development opportunities to achieve profitability. Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense increased approximately $15,000, or 5.84%, for the three months ended June 30, 2009 compared to 2008 and increased approximately $17,000, or 3.09%, for the six months ended June 30, 2009 compared to 2008.  The increase is primarily attributable to interior and exterior improvements that were completed at the Bank’s West Philadelphia branch in December 2008.  These leasehold improvements have resulted in increased depreciation expense.  In addition, in April 2008, the Bank began a 10-year lease for its new Progress Plaza branch office that resulted in increased rent expense.

Office operations and supplies expense decreased approximately $14,000, or 16.68%, for the three months ended June 30, 2009 compared to 2008 and decreased approximately $30,000, or 17.50%, for the six months ended June 30, 2009 compared to 2008.  The decrease primarily related to a reduction in courier expense as a result of the movement to a new courier service for currency and coin delivery and a streamlined delivery schedule.  Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

Marketing and public relations expense decreased approximately $23,000, or 90.49%, for the three months ended June 30, 2009 compared to 2008 and decreased approximately $12,000, or 24.36%, for the six months ended June 30, 2009 compared to 2008. In February 2009, the Bank ran a series of television advertisements in conjunction with Black History Month to increase brand recognition and push the message “Back to Community Banking”.  However, all formal marketing in radio and print were curtailed during the quarter ended June 30, 2009 in favor of more direct outreach through office receptions and direct calling by business development staff.

Professional services expense increased approximately $4,000, or 5.98%, for the three months ended June 30, 2009 compared to 2008 and increased approximately $19,000, or 18.27%, for the six months ended June 30, 2009 compared to 2008.  The increase is primarily related a higher level of accounting and audit fees.

Data processing expenses increased approximately $9,000, or 7.19% for the three months ended June 30, 2009 compared to 2008 and increased approximately $29,000, or 11.48%, for the six months ended June 30, 2009 compared to 2008.  The increase relates to an annual increase of 6% by the Bank’s core service provider.  The increase is also related to the Bank’s ATM processing expense—specifically, net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.  Negotiations are underway for contract extensions that will result in a reduction in processing fees.  In addition, the Bank will convert to an electronic transmission of its items processing by utilizing “Check 21” and branch capture processing that will result in a reduction in its processing fees.  Conversion is scheduled for the quarter ended September 30, 2009.

Federal deposit insurance assessments decreased approximately $21,000, or 53.85%, for the three months ended June 30, 2009 compared to 2008 and decreased approximately $50,000, or 64.19%, for the six months ended June 30, 2009 compared to 2008. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The reduction in 2009 resulted from an improvement in the Bank’s regulatory rating in December 2008 as well as lower deposit levels.  In February 2009, the FDIC adopted new rules, including a special assessment to stabilize the Deposit Insurance Fund that resulted in an additional accrual of $30,836 at June 30, 2009.  However, because of the Bank’s improved regulatory rating, this was more than offset by a decline in the Bank’s basic FDIC assessment.

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

At June 30, 2009, an asset sensitive position is maintained on a cumulative basis through 1 year of 3.96% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more susceptible to declining interest rates.  However, with rates at historical lows, there is not a high probability that rates will decline further.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2009, the change in the market value of equity in a +200 basis point interest rate change is -39.2%-- well in excess of the Bank’s policy limit of 25%.  This result is largely caused by decline in value of the Bank’s investment and loan portfolios in a rising rate environment.  Management will work to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities. However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all other measures at June 30, 2009.

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

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K except as follows:

Changes in the economy could have an adverse effect on the Company

Poor economic conditions continue to create historic levels of financial institution failures and increased unemployment rates.  The business and earnings of the Bank are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region.  These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, all of which are beyond the Bank’s control.  Further downturn in the economy could result in a decrease in demand for the Bank’s products and services, an increase in loan delinquencies and increases in problem assets.  Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans.  These factors could result in an increase in the provision for loan losses and decline in the Bank’s and Company’s net income.

Liquidity risk

The ability to increase deposits to fund asset growth represents a potential liquidity risk. The Company may need to reduce earning asset growth through the reduction of current production, sale of assets and/or the sale of participation interests in future and current loans.  This could reduce net income of the Company in the future.

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

UNITED BANCSHARES, INC.

Date: August 14, 2009	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2009	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.