Form 10-Q
period 2009-09-30
UNITED BANCSHARES INC /PA
filed 2009-11-16
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of October 30, 2009, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at October 30, 2009.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 111,842 shares are issued and outstanding and 31,308 shares are held in treasury stock as of October 30, 2009.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

1.	Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3.	Quantitative and Qualitative Disclosures about Market Risk	25
4T.	Controls and Procedures	26

PART II-OTHER INFORMATION

1.	Legal Proceedings	26
1A.	Risk Factors	26
2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
3.	Defaults upon Senior Securities	27
4.	Submission of Matters to a Vote of Security Holders	27
5.	Other Information	27
6.	Exhibits	27

Item1. Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$2,535,955	$2,449,181
Interest bearing deposits with banks	301,657	296,290
Federal funds sold	2,973,000	2,726,000
Cash & cash equivalents	5,810,612	5,471,471

Investment securities:
Held-to-maturity, at amortized cost(fair value of $10,026,593	9,878,227	9,896,965
and $10,016,314 at September 30, 2009 and December 31, 2008, respectively)
Available-for-sale, at fair value	2,196,701	2,665,151

Loans, net of unearned discount	48,602,306	48,663,437
Less: allowance for loan losses	(700,136)	(586,673)
Net loans	47,902,170	48,076,764

Bank premises & equipment, net	1,415,003	1,622,314
Accrued interest receivable	473,753	421,132
Core deposit intangible	714,487	848,046
Prepaid expenses and other assets	405,950	433,369
Total Assets	$68,796,903	$69,435,212

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$12,934,964	$11,844,242
Demand deposits, interest bearing	11,391,204	11,290,173
Savings deposits	15,462,451	16,667,815
Time deposits, $100,000 and over	12,261,094	12,356,187
Time deposits	8,562,376	8,745,854
	60,612,090	60,904,271

Accrued interest payable	82,148	126,794
Accrued expenses and other liabilities	373,805	354,401
Total Liabilities	61,068,043	61,385,466

Shareholders' equity:
Preferred Stock, Series A, non-cumulative, 6%, $.01 par value,	1,368	1,368
500,000 shares authorized, 111,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 common shares and 31,308 shares preferred shares, at cost
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(7,084,586)	(6,735,664)
Accumulated other comprehensive income	51,539	23,506
Total Shareholders' equity	7,728,859	8,049,746
	$68,796,903	$69,435,212

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$769,596	$859,632	$2,326,767	$2,528,326
Interest on investment securities	132,620	155,493	416,102	457,566
Interest on Federal Funds sold	2,601	24,757	6,944	123,611
Interest on time deposits with other banks	1,827	1,859	5,383	5,592
Total interest income	906,644	1,041,741	2,755,196	3,115,095

Interest Expense:
Interest on time deposits	83,878	131,885	287,175	438,948
Interest on demand deposits	20,083	27,525	70,341	93,762
Interest on savings deposits	7,018	20,825	28,106	83,636
Total interest expense	110,979	180,235	385,622	616,346

Net interest income	795,665	861,506	2,369,574	2,498,749

Provision for loan losses	145,000	278,000	205,000	293,000
Net interest income less provision for
loan losses	650,665	583,506	2,164,574	2,205,749

Noninterest income:
Customer service fees	127,421	133,496	363,571	423,235
ATM activity fees	107,105	125,529	338,286	338,016
Loan syndication fees	0	0	80,000	80,000
Grants	165,500	0	165,500	0
Other income	16,834	17,315	59,273	54,431
Total noninterest income	416,860	276,340	1,006,630	895,682

Non-interest expense
Salaries, wages, and employee benefits	419,410	391,950	1,200,737	1,194,411
Occupancy and equipment	277,138	278,232	834,318	818,689
Office operations and supplies	86,730	81,535	227,512	252,176
Marketing and public relations	3,297	35,985	39,018	83,207
Professional services	64,481	62,500	190,140	168,748
Data processing	132,160	129,480	411,456	380,009
Deposit insurance assessments	18,000	42,000	46,000	120,193
Other noninterest expense	198,569	186,629	570,945	543,675
Total non-interest expense	1,199,785	1,208,311	3,520,126	3,561,108

Net loss	$(132,260)	$(348,465)	$(348,922)	$(459,677)

Loss per share-basic	$(0.13)	$(0.34)	$(0.34)	$(0.44)
Loss per share-diluted	$(0.13)	$(0.34)	$(0.34)	$(0.44)

Weighted average number of shares	1,035,088	1,035,088	1,035,088	1,035,088

Total Comprehensive loss	$(124,572)	$(343,250)	$(320,889)	$(449,085)

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Nine Months	Nine Months
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(348,922)	$(459,677)
Adjustments to reconcile net income loss to net cash
provided by operating activities:
Provision for loan losses	205,000	293,000
Depreciation and amortization	431,581	356,005
Increase in accrued interest receivable, prepaid and other assets	(25,202)	(54,296)
(Decrease) increase in accrued interest payable, accrued expenses and other liabilites	(25,240)	162,432
Net cash provided by operating activities	237,217	297,465

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(6,883,758)	(5,253,199)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	492,619	454,765
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	6,878,410	6,383,696
Net decrease in loans	(130,406)	(4,510,313)
Purchase of premises and equipment	(62,760)	(840,539)
Net cash provided by (used in) investing activities	294,105	(3,765,590)

Cash flows from financing activities
Net decrease in deposits	(292,181)	(3,845,171)
Net cash used in financing activities	(292,181)	(3,845,171)

Increase (decrease) in cash and cash equivalents	239,141	(7,313,297)

Cash and cash equivalents at beginning of period	5,471,471	13,920,006

Cash and cash equivalents at end of period	$5,710,612	$6,606,709

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$430,268	$598,323

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2009 and December 31, 2008 and the consolidated results of its operations for the three and nine month periods ended September 30, 2009 and 2008, and its consolidated cash flows for the nine months ended September 30, 2009 and 2008.

Accounting Standards Codification.
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended September 30, 2009 and 2008 was $124,572 and $343,250, respectively. The Company’s total comprehensive loss for the nine months ended September 30, 2009 and 2008 was $320,889 and $449,085, respectively The difference between the Company’s net loss and total comprehensive income for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

The calculation of net loss per share follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Quarter Ended September 30, 2009	Quarter Ended September 30, 2009
Basic:
Net loss available to common shareholders	$(348,922)	$(459,677)	$(132,260)	$(348,465)
Average common shares outstanding-basic	1,035,088	1,035,088	1,035,088	1,035,088
Net loss per share-basic	$(0.34)	$(0.44)	$(0.13)	$(0.34)
Fully Diluted:
Average common shares-fully diluted	1,035,088	1,035,088	1,035,088	1,035,088
Net loss per share-fully diluted	$(0.34)	$(0.44)	$(0.13)	$(0.13)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4.   New Authoritative Accounting Guidance

As discussed in Note 1 - Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary for debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Adoption of the new guidance, which became effective April 1, 2009, did not significantly impact the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 6 - Fair Value.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009. Management has evaluated subsequent events through November 16, 2009, the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of September 30, 2009.

 5.  Investment Securities

The following is a summary of the Company's investment portfolio as of September 30, 2009:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Market Value
Available-for-sale:
U.S. Government agency securities	$250,000	$1,173	-	$251,173
Mortgage-backed securities	1,741,067	75,756	(5)	1,816,818
Total debt securities	$1,991,067	76,930	(5)	2,067,991
Investments in mutual friends	128,710			128,710
	$2,119,777	76,930	(5)	2,196,701
Held-to-maturity:
U.S. Government agency securities	$6,834,145	$25,651	$(41,480)	$6,818,317
Mortgage-backed securities	3,044,082	164,226	(31)	3,208,276
Total debt securities	$9,878,227	$189,877	$(41,511)	$10,026,593

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2009, are as follows:

	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years	250,000	251,173
Mortgage-backed securities	1,741,067	1,816,818
Total debt securities	$1,991,067	2,067,991
Investments in mutual funds	$128,710	128,710
	$2,119,777	$2,196,701

Held-to-maturity
Due within one year through three years	$-	$-
Due after three years	6,834,145	6,818,317
Mortgage-backed securities	3,044,082	3,208,276
	$9,878,227	$10,026,593

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The following table shows the gross unrealized losses and fair value of Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
U.S. government and agencies	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	-		-	-	-	-
Held-to-maturity:
U.S. government and agencies	$2,832	$(41)	$-	$-	$2,832	$(41)
Residential mortgage-backed securities	-	-	-	-	-	-

U.S. Government and Agency Obligations. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

Residential Federal Agency Mortgage-Backed Securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

As of September 30, 2009, $2.8 million U.S. Agency securities are included in the continuous loss position for less than 12 months.  There were no mortgage backed securities in a continuous unrealized loss position for more than 12 months.

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

It is the policy of the Company to purchase AAA rated securities.  Management has evaluated these securities based upon the considerations noted above, and has determined that, as of September 30, 2009, no OTTI losses exist within the Company’s investment securities portfolio.

6.  Fair Value

Fair Value Measurement

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair Value on a Recurring Basis

The table below presents the balances of assets and liabilities on the consolidated balance sheets at their fair value as of September 30, 2009 and December 31, 2008 by level within the fair value measurement hierarchy.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at September 30, 2009	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$2,197		$2,197	-
(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2008	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Investment securities available-for-sale	$2,665		$2,665	-

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

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the hierarchy as of September 30, 2009 and December 31, 2008, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2009

 Carrying Value at September 30, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$3,374	-	-	$3,374

Carrying Value at December 31, 2008:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets: Impaired Loans	$2,531	-	-	$2,531

Fair value of impaired loans is determined at the fair value of the collateral if the loan is collateral dependent.  Collateral values are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.   The valuation allowance for impaired loans at September 30, 2009 was $136,000.  The valuation allowance for impaired loans at September 30, 2008 was $285,000.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. Fair value information about financial instruments is required to be disclosed, whether or not recognized in the balance sheet, where it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows or other valuation techniques.  Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment securities: Fair values for investment securities available for sale are as described above.  Investment securities held to maturity are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying amount of accrued interest receivable approximates fair market value.

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non performance risk.  Prepayments and discount rates were based on current marketplace estimates and pricing.  Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.  The carrying amount of accrued interest receivable approximates fair market value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts).  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation.  The Treasury Yield Curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum.  The carrying value of accrued interest payable approximates market value.

Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.

The fair value of assets and liabilities are described below:

	September 30, 2009

	Carrying amount	Fair value
(in 000’s)
Assets:
Cash and cash equivalents	$5,811	$5,811
Investment securities	12,075	12,224
Loans, net of allowance for loan losses	47,902	48,145
Interest receivable	474	474
Liabilities:
Demand deposits	24,326	24,326
Savings deposits	15,462	15,462
Time deposits	20,823	20,823
Interest payable	82	82

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

(in 000’s)	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Three months ended September 30, 2009	Three months ended September 30, 2008
Balance at beginning of period	$587	$590	$632	$664
Charge-offs:
Commercial loans	(84)	(26)	(62)	-
Consumer loans	(47)	(43)	(19)	(4)
Total charge-offs	(131)	(69)	(81)	(4)
Recoveries	39	138	5	14
Net recoveries (charge-offs)	(92)	69	(77)	11
Provision for loan losses	205	293	145	278
Balance at end of period	$700	$952	$700	$952

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

(Dollars in thousands)	September 30, 2009	December 31, 2008
Nonperforming loans:
Commercial	$2,083	$1,368
Consumer	185	115
Residential Real Estate	221	218
Total	$2,489	$1,701
Loan >90 days and still accruing
Commercial	$360	$438
Consumer	74	-
Total	$434	$438

At September 30, 2009, non accrual loans totaled approximately $2.5 million compared to approximately $1.7 million at December 31, 2008. The increase is primarily related to the addition of one large commercial real estate relationship that totaled approximately $500,000 as well as several home equity loans.  Non-accrual loans primarily include loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses.  Management is actively working with these borrowers to develop suitable repayment plans.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) ,the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; and (l) UBS’ success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Overview

The Company had a net loss of approximately $132,000 ($0.13 per common share) for the quarter ended September 30, 2009 compared to a net loss of approximately $348,000 ($0.34 per common share) for the quarter ended September 30, 2008.  The Company had a net loss of approximately $349,000 ($0.34 per common share) for the nine months ended September 30, 2009 compared to a net loss of approximately $460,000 ($0.44 per common share) for the nine months ended September 30, 2008. The reduction in the loss in 2009 is the result of lower provisions for loan losses and an increase in noninterest income related to a Bank Enterprise Award (BEA) grant awarded to the Bank from the U.S. Treasury Department’s Community Development Financial Institution (“CDFI”) Fund.

Although the current recessionary economy continues to adversely affect the financial services industry, creating margin compression, increased credit quality challenges, and higher compliance costs, two core factors will directly impact the ability of the Company to achieve and sustain profitability:

Proactive management of asset quality to minimize credit losses.  The Bank’s level of noncurrent loans continues to trend upward.  Although collection strategies have been implemented to manage delinquencies and reverse this trend, many borrowers have been adversely affected by the downturn in the economy that has resulted in a reduction in their cashflow—the “trickle down” effect. Management convenes regular asset quality meetings to review and proactively manage these credits in an attempt to avoid further deterioration in credit quality. Also, the Bank utilizes programs that provide credit enhancements (i.e. Small Business Administration, Department of Transportation, etc.) for its new originations to mitigate risk.

The ability to achieve core deposit growth. Deposit growth continues to be one of management’s primary challenges.  This challenge is compounded by competition from regional and money center banks as well as the current low interest rate environment.  Utilizing its competitive advantage as a community development bank and increased FDIC limits, management has identified and continues to call upon corporations in the region to request core depository relationships to support its small business lending strategies.  Significant corporate relationships generally have long lead times to move beyond the “introduction” phase to a full depository relationship. Management believes that several relationships are close to making commitments.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2009	Quarter ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net interest income	$796	$862	$2,369	$2,499
Provision for loan losses	145	278	205	293
Noninterest income	417	276	1,007	895
Noninterest expense	1,200	1,208	3,520	3,561
Net loss	(132)	(348)	(349)	(460)
Loss per share-basic and diluted	(0.13)	(0.33)	(0.34)	(0.44)

Balance sheet totals:	September 30, 2009	December 31, 2008
Total assets	$68,797	$69,435
Loans, net	$47,902	$48,077
Investment securities	$12,075	$12,562
Deposits	$60,612	$60,904
Shareholders' equity	$7,729	$8,050

Ratios (annualized):	Quarter ended September 30, 2009	Quarter ended September 30, 2008
Loss on assets	(0.67%)	(0.64%)
Loss on equity	(5.94%)	(5.97%)

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $1.1 million, or 1.67%, during the three months ended September 30, 2009 compared to the three months ended June 30, 2009. Average funding sources increased $979,000, or 1.62%, during the three months ended September 30, 2009 compared to the three months ended June 30, 2009.  The increase is primarily a result of temporary increases in deposit balances of several customers.

Sources and Uses of Funds Trends

	September 30, 2009			June 30, 2009
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$48,666	$9	0.02%	$48,657
Investment securities
Held-to-maturity	10,014	277	2.84	9,737
Available-for-sale	2,229	(233)	(9.46)	2,462
Federal funds sold	4,134	1,017	32.63	3,117
Balances with other banks	301	2	0.67	299
Total uses	65,344	1,072	1.67%	64,272
Funding sources:
Demand deposits
Noninterest-bearing	$12,854	$30	0.23%	$12,877
Interest-bearing	12,123	1,442	13.50	10,628
Savings deposits	15,769	(515)	(3.16)	16,284
Time deposits	20,765	22	0.11	20,743
Total sources	61,511	$979	1.62%	$60,532

Loans

Average loans increased $9,000, or .02%, during the quarter ended September 30, 2009.  Commercial loan originations during the quarter totaled $491,000 but were offset by loan payoffs/paydowns in the consumer and residential mortgage loan portfolios.  In the current recessionary economic environment, the Bank continues to maintain more stringent underwriting standards especially related to non-owner occupied real estate lending.  Management has shifted its focus to traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available.  The Bank is aligned with “feeder” entities (i.e. Philadelphia Industrial Development Corporation, Department of Transportation, etc.) that have loan guaranty programs.

The Bank’s loan portfolio is concentrated in commercial loans that comprise $37.1 million, or 76%, of total loans at September 30, 2009. Approximately $16.8 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2009 were $14.6 million, or 39.5%, of the commercial portfolio. In light of the economic uncertainty and the potential “trickle down” effect that may impact the level of tithes and offerings that provide cash flow for repayment, management has heightened its monitoring of this concentration to proactively identify and manage credit risk.

The composition of the net loans is as follows:
(in 000’s)	September 30, 2009	December 31, 2008
Commercial	$37,106,469	$36,484,378
Consumer	5,831,345	6,068,238
Residential	5,664,492	6,110,821
Total	48,602,306	48,663,437
Less allowance for loan losses	(700,136)	(586,673)
Net loans	$47,902,170	$48,076,764

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral.  The allowance for loan losses as a percentage of total loans was 1.44% at September 30, 2009 compared to 1.21% at December 31, 2008. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans increased to approximately $3.4 million at September 30, 2009 compared to $2.5 million at December 31, 2008.  The increase is primarily related to two commercial real estate loans totaling $1 million.  Specific reserves related to impaired loans totaled $136,000 and $97,000, respectively, at September 30, 2009 and December 31, 2008.  Loans to religious organizations represented $134,000 of total impaired loans.  The Bank is working with a collection attorney to assist with its recovery efforts on its impaired loans including forbearance agreements, foreclosure and other collection strategies.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA of approximately $425,000.

Impaired Loans:

(in 000’s)	September 30, 2009	December 31, 2008
Commercial	$2,968	$2,241
Consumer	185	71
Residential	221	218
Total	$3,374	$2,531

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

The percentage of allowance to nonperforming loans at September 30, 2009 has declined from 34.5% at December 31, 2008 to 28.1%.  The increase in non-performing loans during the nine months ended September 30, 2009 is primarily the result of one significant commercial real estate relationship totaling $500,000 which has a strong loan-to-value.  Therefore, no specific reserves were required to cover the risk of loss.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	September 30, 2009	December 31, 2008
Allowance for loan losses	$700	$587
Total Impaired Loans (includes non-accrual loans)	$3,374	$2,531
Total non-accrual loans	$2,489	$1,701
Allowance for loan losses as a percentage of:
Total Loans	1.44%	1.21%
Total nonperforming loans	28.1%	34.5%
Net(charge-offs) recoveries as a percentage of average loans	(0.19%)	0.77%

There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities decreased on average by $44,000, or 0.36%, during the quarter ended September 30, 2009 from the quarter ending June 30, 2009.  The yield on the investment portfolio declined to 4.24% at September 30, 2009 compared to 4.70% at December 31, 2008 as a result of the call of higher yielding agency securities during 2009 in the current low interest rate environment.  The duration of the portfolio remains relatively short at 1.6 years. At September 30, 2009, 60%, or $7 million, of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  These securities do not have the same risk characteristics of pooled subprime mortgages for which many financial institutions have experienced valuation declines and losses.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Paydown activity increased during 2009 as a result of the current recession and low interest rate environment that created mortgage refinancing options as well as a high level of mortgage foreclosures. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2009, average deposits increased approximately $979,000, or 1.62%, from the quarter ending June 30, 2009.  The most significant increase was in the Bank’s average interest bearing checking accounts that rose by $1,442,000, or 13.50%, primarily the result of one non-profit customer receiving its annual funding of $2 million in July 2009.  These funds are expected to decline to an average of $400,000 by December 31, 2009.  Management continues to make a concerted effort to attract and retain core deposits from existing commercial loan customers to further stabilize deposit levels.  Savings account balances for which the Bank once offered premium interest rates declined by $515,000, or 3.16%, during the quarter.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits. Also, during the current recession, deposit attrition has occurred as a result of increased liquidity needs of customers.

Management continues to seek to distinguish the Bank as a community development bank through which corporations in the region can work collaboratively to impact community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management continues to focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth. Management has identified and been calling directly on corporations in the region to request core depository relationships to support its small business lending strategies. Significant corporate relationships generally have long lead times to move beyond the “introduction” phase to a full depository relationship.

Certificates of deposit increased on average by $22,000, or 0.11%, from the quarter ended June 30, 2009. While the Bank has $12.2 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 66%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.

Commitments and Lines of Credit

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit, which are conditional commitments issued by the Bank to guarantee the performance of an obligation of a customer to a third party. Commitments to extend credit fluctuate with the completion and conversion of construction lines of credit to permanent commercial mortgage loans and/or the closing of loans approved but not funded from one period to another.

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments at September 30, 2009 are summarized below:

Commitments to extend credit	$8,321,000

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2009, the Bank had total short-term liquidity, including cash and federal funds sold, of $5.8 million, or 8.45% of total assets, compared to $5.5 million, or 7.88%, at December 31, 2008.  The increase in short-term liquidity is the result of cashflow from the Bank’s investment portfolio from called bonds and paydowns in the mortgaged-backed securities portfolio. The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:
•	Seek additional non-public deposits from existing private sector customers
•	Sell participations of existing commercial credits to other financial institutions in the region

While management continues to seek additional non-public core deposits to support ongoing loan demand, liquidity levels have been adequate.  As a result, it was not necessary to sell loan participations to other institutions during the quarter ended September 30, 2009.

The Bank’s contingent funding sources include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Capital Resources

Total shareholders' equity declined approximately $321,000 compared to December 31, 2008 as a result of a net loss of approximately $349,000 during the nine months ended September 30, 2009 offset by other comprehensive income of approximately $28,000 from unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  Effective on November 12, 2008, the date the regulatory order was removed (as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009), the Bank is deemed "well capitalized."  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions.

 The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  Management submitted applications for funding through US Treasury programs available to CDFIs to support growth and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position.  In August 2009, the Bank received a notification of the award of a $165,500 Bank Enterprise Award (“BEA”) grant from the US Treasury for the purpose of small business lending in low and moderate income communities.

	Company	Company
(thousands of dollars, except percentages)	September 30, 2009	December 31, 2008
Total Capital	$7,729	$8,050
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(766)	(872)
Tier 1 Capital	6,963	7,178
Tier 2 Capital	598	587
Total Qualifying Capital	$7,561	$7,765
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,837	$46,862
Tier 1 Risk-Based Capital Ratio	14.56%	15.32%
Tier 2 Risk-Based Capital Ratio	15.81%	16.57%
Leverage Ratio	9.91%	10.27%

	Bank	Bank
Total Capital	$7,550	$7,861
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(766)	(872)

Tier 1 Capital	6,784	6,989
Tier 2 Capital	598	587
Total Qualifying Capital	$7,382	$7,576
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,837	$46,862
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 6.00%)	14.18%	14.91%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 10.00%)	15.43%	16.17%
Leverage Ratio (Minimum Ratio- 5. 00%)	9.76%	10.00%

Results of Operations
Summary

The Company had a net loss of approximately $132,000 ($0.13 per common share) for the quarter ended September 30, 2009 compared to a net loss of approximately $348,000 ($0.34 per common share) for the quarter ended September 30, 2008.  The Bank had a net loss of approximately $349,000 ($0.34 per common share) for the nine months ended September 30, 2009 compared to a net loss of approximately $460,000 ($0.44 per common share) for the nine months ended September 30, 2008. The loss in 2009 is attributable to a higher level of non-accrual loans, lower interest rates and a reduction in earning assets that resulted in a reduction in net interest income. The reduction in the loss in 2009 compared to the same period in 2008 is the result of lower provisions for loan losses and an increase in noninterest income related to a grant awarded to the Bank from the U.S. Treasury Department.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2009			Three months ended September 30, 2008
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$48,666	$770	6.33%	$49,443	$860	6.96%
Investment securities-HTM	10,014	109	4.35	9,691	117	4.83
Investments securities-AFS	2,229	23	4.13	3,081	38	4.93
Federal funds sold	4,134	3	0.29	4,968	25	2.01
Interest bearing deposits with other banks	301	2	2.66	294	2	2.72
Total interest-earning assets	65,344	907	5.55	67,477	1,042	6.18
Interest-bearing liabilities
Demand deposits	12,123	20	0.66	11,761	27	0.92
Savings deposits	15,769	7	0.18	17,641	21	0.48
Time deposits	20,765	84	1.62	20,788	132	2.54
Total interest-bearing liabilities	48,657	111	0.91	50,190	180	1.43
Net interest earnings		$796			$862
Net yield on interest-earning assets			4.87%			5.11%

		Nine months ended September 30, 2009			Nine months ended September 30, 2008
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$48,112	$2,327	6.45%	$46,037	2,528	7.32%
Investment securities-HTM	9,907	331	4.45	9,350	339	4.83
Investments securities-AFS	2,501	85	4.53	3,113	118	5.05
Federal funds sold	3,444	7	0.27	6,276	124	2.63
Interest bearing deposits with other banks	299	5	2.23	292	6	2.74
Total interest-earning assets	64,263	2,755	5.72	65,068	3,115	6.38
Interest-bearing liabilities
Demand deposits	11,304	71	0.84	10,892	93	1.14
Savings deposits	16,180	28	0.23	18,284	84	0.61
Time deposits	20,800	287	1.84	20,684	439	2.83
Total interest-bearing liabilities	48,284	386	1.07	49,860	616	1.65
Net interest earnings		2,369			2,499
Net yield on interest-earning assets			4.92%			5.12%

Net interest income declined approximately $66,000, or 7.64%, for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 and declined approximately $130,000, or 5.20%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The yield on earning assets for the quarter ended September 30, 2009 declined to 5.55% from 6.18% for the same three months in 2008 as a result of reductions in the prime lending and Federal Funds Sold rates during 2008. While the yield on earning assets decreased 63 basis points, the cost of interest-bearing liabilities declined 52 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. As a result, margin compression was minimized to 11 basis points. The reduction in the Bank’s net interest income during the three months and nine months ended September 30, 2009 compared to 2008 is primarily related to an increase in the level of non-accrual loans and reduction in interest earning assets.  Management continues to focus on reducing the level of nonaccrual loans and growing its core assets to increase net interest income.  In addition, rates on loan and deposit products continue to be reviewed and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses

Provisions for loan losses were $145,000 for the quarter ended September 30, 2009 compared to $278,000 for the same quarter in 2008.  Provisions for loan losses for the nine months ended September 30, 2009 totaled $205,000 compared to $293,000 for the same period in 2008. The requirement for additional provisions in 2008 was based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $141,000, or 50.85%, for the quarter ended September 30, 2009, compared to the same quarter in 2008. Noninterest income increased approximately $111,000, or 12.39%, for the nine months ended September 30, 2009, compared to 2008.  The increase was primarily related to a grant awarded to the Bank by the US Treasury Department.

Customer service fees decreased by approximately $6,000, or 4.55%, for the quarter ended September 30, 2009, compared to 2008 and decreased approximately $60,000, or 14.10%, for the nine months ended September 30, 2009 compared to 2008.  The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees decreased approximately $18,000, or 14.68%, for the three months ended September 30, 2009, compared to 2008 and were generally unchanged for the nine months ended September 30, 2009 compared to 2008. Consistent with trends in the industry, the Bank has experienced some reduction in ATM usage.  In July 2008, management imposed a 50% increase in its surcharge fee that offset a reduction in volume; in an attempt to stabilize the profitability of the network.   Methods to reduce cost and increase revenues associated with its ATM network continue to be evaluated.

In September 2009, the Bank received a $165,500 Bank Enterprise Award (“BEA”) grant from the Community Development Financial Institutions Fund of the US Treasury for small business lending activity.  This grant was fully recognized and is included as grant income for the quarter ended September 30, 2009 as a result of funding in excess of $165,500 in loans in small business loans.

Noninterest Expense

Salaries and benefits increased approximately $27,000, or 7.01%, for the three months ended September 30, 2009 compared to 2008 and increased approximately $6,000, or 0.53%, for the nine months ended September 30, 2009 compared to 2008.  The increase in 2009 is related to the hiring of two new officers—Vice President/Business Development and Vice President/Commercial Lending. Both of these positions were deemed critical to increasing the Bank’s business development opportunities to achieve profitability. Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense decreased approximately $1,100, or 0.39%, for the three months ended September 30, 2009 compared to 2008 and increased approximately $16,000, or 1.91%, for the nine months ended September 30, 2009 compared to 2008.  The decline during the quarter is primarily related to a negotiated reduction in Use and Occupancy Tax the Bank pays to the City of Philadelphia.  The increase for the nine months ended is primarily attributable to interior and exterior improvements that were completed at the Bank’s West Philadelphia branch in December 2008 that resulted in increased depreciation expense.  In addition, in April 2008, the Bank began a 10-year lease for its new Progress Plaza branch office that resulted in increased rent expense.

Office operations and supplies expense increased approximately $5,000, or 6.37%, for the three months ended September 30, 2009 compared to 2008 but decreased approximately $25,000, or 9.78%, for the nine months ended September 30, 2009 compared to 2008.  The decrease for the nine months is primarily related to a reduction in courier expense as a result of the movement to a new courier service for currency and coin delivery and a streamlined delivery schedule.  Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

Marketing and public relations expense decreased approximately $33,000, or 90.84%, for the three months ended September 30, 2009 compared to 2008 and decreased approximately $44,000, or 53.11%, for the nine months ended September 30, 2009 compared to 2008.  All formal marketing in radio and print were curtailed during 2009 in favor of more direct outreach through office receptions and direct calling by business development staff.

Professional services expense increased approximately $2,000, or 3.17%, for the three months ended September 30, 2009 compared to 2008 and increased approximately $21,000, or 12.68%, for the nine months ended September 30, 2009 compared to 2008.  The increase is primarily related a higher level of accounting and audit fees as well as IT consulting fees.

Data processing expenses increased approximately $3,000, or 2.07% for the three months ended September 30, 2009 compared to 2008 and increased approximately $31,000, or 8.28%, for the nine months ended September 30, 2009 compared to 2008.  The increase relates to an annual increase of 6% by the Bank’s core service provider.  The increase is also related to the Bank’s ATM processing expense—specifically, net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.  In September 2009, negotiations for contract extensions were completed that will result in a reduction in processing fees.  In October 2009, the Bank converted to an electronic transmission of its items processing by utilizing “Check 21” and branch capture processing that will result in a reduction in its processing fees.

Federal deposit insurance assessments decreased approximately $24,000, or 57.14%, for the three months ended September 30, 2009 compared to 2008 and decreased approximately $74,000, or 61.73%, for the nine months ended September 30, 2009 compared to 2008. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The reduction in 2009 resulted from an improvement in the Bank’s regulatory rating in December 2008 as well as lower deposit levels.  In February 2009, the FDIC adopted new rules, including a special assessment to stabilize the Deposit Insurance Fund that resulted in an additional accrual of $30,836 at June 30, 2009.  However, because of the Bank’s improved regulatory rating, this was more than offset by a decline in the Bank’s basic FDIC assessment.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintenance of adequate insurance coverage.

Dividend Restrictions

The Company has never declared or paid any cash or stock dividends.  The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent (10%) of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend.  If the surplus of a bank is less than fifty percent (50%) of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

At September 30, 2009, an asset sensitive position is maintained on a cumulative basis through 1 year of 6.28% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more susceptible to declining interest rates.  However, with rates at historical lows, there is not a high probability that rates will decline further.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2009, the change in the market value of equity in a +200 basis point interest rate change is -24.4% approaching the Bank’s policy limit of 25%.  During the quarter ended September 30, 2009, the Bank moved into compliance with this measure as a result of improvement in the shocked fair value of the loan portfolio in a rising rate environment resulting from new loan originations and renewal activity with variable rates or short terms. Management will work to further mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities. However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at September 30, 2009.

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

The risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K and the risk factors set forth above are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

UNITED BANCSHARES, INC.

Date: November 16, 2009	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 16, 2009	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.