Form 10-K
period 2009-12-31
UNITED BANCSHARES INC /PA
filed 2010-03-31
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[  ]
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
[  ]
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
Yes [  ]      No [x]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [x]  Smaller Reporting Company [  ]

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes [  ]     No [x]

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [not applicable] on June 30, 2009.   Not applicable, the Registrant shares are not publicly traded.

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

As of March 3, 2010 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 44 through 45.  There are 76 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 3, 2010.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the fair market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) ,the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (l) the ability of key third party providers to perform their obligations to UBS and; (m) the Bank and UBS’ success in managing the risks involved in the foregoing.

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

As of March 3, 2010, UBS and the Bank had a total of 30 employees.

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

The Bank conducts all its banking activities through its three offices located as follows:  West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  In addition, the Bank leases and concurrently subleases to another company, the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows it to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2009, the Bank had total deposits aggregating approximately $60.3 million and had total net loans outstanding of approximately $46.9 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 381 census tracts and, based on census data, 249 or 65% of these are designated as low to moderate-income tracts while 105 or 27.5% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  In prior years, it was awarded grants from the Commonwealth of Pennsylvania and City of Philadelphia for loan activity in low to moderate income communities.  In 2009, the Bank received a grant totaling $165,500 from U.S. Treasury CDFI Bank Enterprise Award Fund for its small business lending activity.  Management intends to actively pursue additional CDFI and other government funding in 2010 to support its lending activity.

The Bank will seek to strengthen communities in the Philadelphia region with innovative products and services including remote deposit capture and other electronic banking services. The Bank engages in commercial banking business with a particular focus on, and sensitivity to, groups that have been traditionally under-served, including Blacks, Hispanics and women.  The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

A broad range of credit products is offered to the businesses and consumers in the Bank’s service area, including commercial loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and secured credit card loans.  At March 3, 2010, the Bank’s maximum legal lending limit was approximately $1,113,000 per borrower.  However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

      United Bank of Philadelphia has the flexibility to develop loan arrangements targeted at a customer’s objectives.  Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk.  The Bank participates in the government-sponsored and other local agency credit enhancement programs including the Small Business Administration (“SBA”) and Department of Transportation (DOT), and Philadelphia Industrial Development Corporation (“PIDC”) when deemed appropriate.  These programs offer guarantees of up to 90% of the loan amount.  These guarantees are intended to reduce the Bank’s exposure to loss in its commercial loan portfolio.  Commercial loans are typically made on the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

Other services the Bank offers include safe deposit boxes, travelers’ checks, money orders, direct deposit of payroll and Social Security checks, wire transfers, access to regional and national automated teller networks and most recently, remote deposit capture.

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

Competition

There is increasing competition among financial institutions in the Bank’s service area.  Money center banks have positioned new branches in once abandoned neighborhoods seeking to grow market share in minority communities.  The Bank competes with local, regional and national commercial banks, as well as savings banks, credit unions and savings and loan associations.  Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services.  The Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank’s mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service.  In addition, the recent flurry of bank failures and the financial troubles of some of the nation’s largest financial institutions have created a “movement back to community banking” in which the Bank continues to seek to capitalize.

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

Regulatory Restrictions on Dividends

Dividend payments by the Bank to UBS are subject to the Pennsylvania Banking Code and the FDIC Act.  Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally undivided profits).  Under the FDIC, an insured bank may not pay dividends if the bank is in arrears and the payment of any insurance assessment due to the FDIC.  See dividend restrictions under Item 5 below.

The Financial Services Act

The Financial Services Act (the “FSA”), sometimes referred to as the Gramm-Leach-Bliley Act, repealed the provisions of the Glass-Steagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses.  Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The FSA authorizes the establishment of “financial holding companies” (“FHC”) to engage in new financial activities offering and banking, insurance, securities and other financial products to consumers. Bank holding companies may elect to become a FHC, if all of its subsidiary depository institutions are well capitalized and well managed. If those requirements are met, a bank holding company may file a certification to that effect with the Federal Reserve Board and declare that it elects to become a FHC.  After the certification and declaration are filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the Federal Reserve Board to be financial in nature or incidental to such financial activity.

Under the FSA, the Bank, subject to various requirements, is permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of an FHC.  However, to be able to engage in such activities the Bank must be well capitalized and well managed and receive at least a “satisfactory” rating in its most recent CRA examination. See “The Community Reinvestment Act” below.

The Sarbanes-Oxley Act of 2002 (The” SOX Act”)

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In accordance with the requirements of Section 404(a) of the Sarbanes-Oxley Act, management’s report on internal controls is included herein at Part 9. In November 2009, the House Financial Services Committee introduced legislation that enactment would permanently exempt non-accelerated filers from the auditor attestation requirement of the Act.  Legislation is pending.

UBS, in compliance with the Sarbanes-Oxley Act of 2002, has made the determination that the Audit Committee of UBS has a “financial expert” on the committee. This “financial expert” is Joseph Drennan, an independent director of the Bank, who is not associated with the daily management of UBS.  Mr. Drennan is a former bank executive and currently serves as Chief Financial Officer for a venture capital firm.  He has an understanding of financial statements and generally accepted accounting principles.

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

Federal Deposit Insurance Assessments

The Federal Deposit Insurance Corporation Act (the “FDIC Act”) includes several provisions that have a direct material impact on the Bank.  The most significant of these provisions are discussed below.

The Bank is insured by the FDIC, which insures the Bank’s deposits up to applicable limits per insured depositor. For this protection, each insured bank pays a quarterly statutory insurance assessment and is subject to certain rules and regulations of the FDIC. The amount of FDIC assessments paid by individual insured depository institutions, such as the Bank, is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration the probability that the deposit insurance fund will incur a loss with respect to an institution, and will charge an institution with perceived higher inherent risks a higher insurance premium.  The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant.  Increases in the assessment rate and additional special assessments with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the Bank and/or UBS.

In February 2006, the Federal Deposit Insurance Reform Act was enacted. The Reform Act gives the FDIC the authority to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. In October 2008, the FDIC established a restoration plan which has been updated to respond to deteriorating economic conditions.   In 2009, the FDIC (1) adopted final regulations modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the plan established in October 2008 to seven years by when the reserve ratio must be returned to 1.15 percent.; and (3) adopted an interim rule imposing an emergency 5 basis point special assessment as of June 30, 2009 collected in September 30, 2009 and allow for the imposition of additional special assessments up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.  The final rule provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold.   As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the Bank had an assessment credit to offset a portion of its premium. The assessment credit continued to be used to reduce deposit premiums that would otherwise have been due through 2009 when they were completely exhausted.  As a result of these changes and many other factors, including the Bank’s current safety and soundness (CAMELS) rating and other financial ratios, the Bank’s net assessment for 2009 was $97,240, including a special assessment of $30,836 paid in September 2009.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with the institution's risk-based assessment for the third quarter of 2009.  As a result, the Bank remitted a prepayment totaling $502,011--$32,923 for 2009, $135,784 for 2010, $162,587 for 2011, and $170,716 for 2012.  The prepaid assessment for the fourth quarter of 2009 and for all of 2010 was determined by multiplying the total base assessment rate that the institution would have paid for the third quarter of 2009 — had the institution's CAMELS ratings in effect on September 30, 2009, and, where applicable, long-term debt issuer ratings in effect on September 30, 2009, been in effect for the entire third quarter of 2009 (its prepaid assessment rate) — times the corresponding prepaid assessment base.  The prepaid assessment for each quarter of 2011 and 2012 was determined by multiplying its prepaid assessment rate plus .75 basis points times the corresponding prepaid assessment base (described below) for each quarter. For each quarter of the prepayment period, the prepaid assessment base was calculated by increasing its third quarter 2009 assessment base at an annual rate of 5 percent.

The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the bank’s net funding cost and reduce its net income.

Economic Stabilization Act

In response to the financial crisis affecting the overall banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  On October 14, 2008 the United States Treasury and banking regulators announced in a joint statement the details of new government programs under EESA.  These programs are the Trouble Asset Relief Program (“TARP”) and the FDIC Temporary Liquidity Guaranty Program (“TLGP”). Under TARP, the Treasury will use $250 billion of its $700 billion available under EESA to purchase $125 billion of preferred stock in nine major financial institutions.  The remaining $125 billion will be available for the purchase of preferred stock in qualified smaller financial institutions.  The preferred stock pays a five percent per annum dividend for the first five years and a nine percent per annum dividend thereafter.  The Treasury will receive warrants to purchase a participating institution’s common stock equal to fifteen percent of the Treasury’s total investment in the participating institution.  The participating institution’s executives must agree to certain compensation restrictions and the participating institutions must agree to certain other restrictions.   While the Bank submitted an application for a $1.4 million preferred stock investment under this program, it was withdrawn in favor of less costly funding from the U.S. Treasury CDFI Fund.

In addition to creation of TARP, the EESA included a provision increasing the amount of deposits insured by the FDIC from $100,000 to $250,000 until December, 31, 2013.  Under TLGP, the FDIC is temporarily providing a one hundred percent guaranty of the senior debt of all FDIC insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts.  Non-interest bearing deposit transaction accounts under this program will have full insurance coverage through June 30, 2010.

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

The Bank elected to “opt-in” to the TLGP program to generate deposit growth from existing and potential customers who seek to deposit up to the increased FDIC insurance limit.

The Community Reinvestment Act

The Bank is required, by the Community Reinvestment Act (“CRA”) and its implementing regulations, to: (i) meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank’s CRA record is taken into account by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition.  The CRA also requires the federal banking agencies to make public disclosure of their evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA examination the Bank was given an “outstanding” CRA rating.

The Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), the Bank and other financial institutions are required to report to the Internal Revenue Service currency transactions, of more than $10,000 or multiple transactions of which the Bank has knowledge exceed $10,000 in the aggregate.  The BSA also requires the Bank to file suspicious activity reports for transactions that involve more than $5,000 and which the Bank knows, suspects or has reason to suspect, involves illegal fund is designed to evade the requirements of the BSA or has no lawful purpose.

Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

Privacy of Consumer Financial Information

The FSA also contains provisions designed to protect the privacy of each consumer’s financial information held in a financial institution. The regulations (the “Regulations”) issued pursuant to the FSA are designed to prevent financial institutions, such as the Bank, from disclosing a consumer’s nonpublic personal information to third parties. However, financial institutions can share a consumer customer’s personal information or information about business with affiliated companies.

The FSA Regulations permit financial institutions to disclose nonpublic personal information to nonaffiliated third parties for marketing purposes but financial institutions must provide a description of their privacy policies to the consumers and give consumers an opportunity to opt-out of such disclosure and prevent disclosure by the financial institution of the consumer’s nonpublic personal information to nonaffiliated third parties. These privacy Regulations will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Future Litigation

UBS cannot be certain of the future effect of the legislation and regulations, described above, on its business, although there may be consolidation among financial service institutions and increased competition for UBS as well as an increase in the expense of regulatory compliance. A number of wide ranging and comprehensive proposals for altering the structure of regulation of financial institutions have been discussed in the Unites States Congress.  It is impossible to predict whether any proposals will be enacted into law or, even if enacted, the effect which they may have on the business and earnings of USB and the Bank. There is no assurance that the recently enacted legislation discussed in regulatory matters above will stabilize the financial industry as intended.  Because these programs are relatively new and are continuously changing, it is difficult to accurately determine the impact of participating or not participating in these programs on USB and the Bank.

ITEM 1A--RISK FACTORS

Below is a list of the significant risks that concern UBS, the Bank and the banking industry.  The list should not be considered an all inclusive list and has not been prepared in any certain order.

Changes in the economy, especially in the Philadelphia region, could have an adverse affect on the Company

Economic conditions have continued to worsen creating historic levels of financial institution failures and increased unemployment rates. The economic turmoil has led to elevated levels of commercial and consumer loan delinquencies.  The business and earnings of the Bank and UBS are directly affected by general conditions in the U.S. and in particular, economic conditions in the Philadelphia region.  These conditions include legislative and regulatory changes, inflation, and changes in government and monetary and fiscal policies, increases in unemployment rates, and declines in real estate values, all of which are beyond the Bank’s control.  Continued weakness in the economy could result in a decrease in products and service demand, decrease in deposits and deterioration of customer credit quality, an increase in loan delinquencies, non-accrual loans and increases in problem assets.  Real estate pledged as collateral for loans made by the Bank may decline in value, reducing the value of assets and collateral associated with the Bank’s existing loans.  Because of the Bank’s concentration in the Philadelphia region, it is less able to respond or diversify credit risk among multiple markets.  These factors could result in an increase in the provision for loan losses, thus reducing net income.

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

Government regulation can result in limitations on operations

The Bank operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies.  Regulations adopted by these agencies are generally intended to provide protection for depositors and customers rather than for the benefit of the shareholders. These regulations establish permissible activities for the Bank to engage in, require maintenance of adequate capital levels, and regulate other aspects of operations.  The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effect of these changes on the Bank’s business and profitability.  The current economic crisis creates the potential for increased regulation, new federal or state laws and regulations regarding lending and funding practices and liquidity standards that could negatively impact the Bank’s operations by restricting the Bank’s business operations, increase the cost of compliance and adversely affect profitability.  Losses from operations may result in deterioration of the Bank’s capital levels below required levels and could result in severe regulatory action.

The financial services industry is very competitive

The Bank faces competition in attracting and retaining deposits, making loans, and providing other financial services throughout the Bank’s market area. The Bank’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.  Many of these competitors have substantially greater resources, including access to capital markets, than the Bank and are able to expend greater funds for advertising and marketing.  If the Bank’ is unable to compete effectively, the Bank will lose market share and income from deposits, loans, and other products may be reduced.

Higher FDIC assessments could negatively impact profitability

The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the Bank’s net funding cost and reduce its net income.  The FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 along with their quarterly risk based assessments for the third quarter of 2009.  In September, 2009, the FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.  The FDIC also has authority to increase regular deposit insurance assessments or impose additional special emergency assessments if necessary to maintain confidence in the federal deposit insurance or as a result of deterioration in deposit insurance fund’s ratio.  The recent increase in assessment rate and any additional assessments will likely have a continued adverse effect on the Bank’s operating expenses and results of operations.

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

Lack of Deposit Growth Could Increase the Bank’s Cost of Funds

A decline in the aggregate balance of deposits or the failure of deposits to grow at a rate comparable to loan growth could require the Bank to obtain other sources of loan funds at higher costs, thus reducing the Bank’s net interest income.

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

The ability to maintain adequate levels of capital to meet regulatory minimums and support growth

The Bank and UBS may not be able to maintain the requisite minimum regulatory capital levels to support asset growth.  While management may seek additional capital through available government programs, unforeseen economic events may negatively impact the Bank’s and UBS’ profitability and result in erosion of capital. This might restrict growth and reduce future net income of the Company.

The Soundness of Other Financial Services Institutions May Adversely Affect USB and the Bank.

Routine funding transactions may be adversely affected by the actions and soundness of other financial institutions.  Financial service institutions are interrelated as a result of trading, clearing, lending, borrowing or other relationships.  As a result, a rumor, default or failures within the financial services industry could lead to market wide liquidity problems which, in turn, could materially impact the financial condition of USB and the Bank.

USB’s Controls and Procedures may Fail or be Circumvented.

USB diligently reviews and updates its internal controls and financial reporting, disclosure controls and procedures and corporate governance policies and procedures.  Any failure or undetected circumvention of these controls could have material adverse impact on USB and the Bank’s financial condition and results of operations.

Additional, risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Bank’s management attention away from core banking operations which may ultimately reduce the Bank’s net income

■	New developments in the banking industry
■	Variations in quarterly or annual operating results
■	Revision of or the issuance of additional regulatory actions affecting UBS or the Bank
■	Litigation involving UBS or the Bank
■	Changes in accounting policies or procedures

Investments in UBS common shares involve risk.  There is no trading market for UBS’ common shares.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Corporate Headquarters

United Bank of Philadelphia’s corporate office is located in The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia.   In February 2005, the Bank began a 10-year lease for its new Center City headquarters location.  The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor that provides adequate and suitable space for executive offices, operations, finance, human resource, and security and loss prevention functions.  The average monthly lease rate over the term of the lease is $15,170.

In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building that expired in 2009.  The Bank simultaneously subleased this space to another company with the exception of the lobby in which its automated teller machine (ATM) is located.   In September 2009, at expiration of the sublease, the Bank amended its corporate office lease to include this retail space for which the term will be co-terminus. The Bank’s sublease with its tenant expires in September 2010 at which time management will evaluate the feasibility of establishing a branch office.  The Bank’s average aggregate gross monthly rental is $7,500 of which the tenant pays an average monthly rent of $6,000. The Bank pays $1,500 per month for the ATM lobby plus one third of common area maintenance.

Mt. Airy Branch

The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. To further enhance its appeal, the internal appearance of this branch was updated in 2006 to include new paint, flooring, and furnishings.  This facility, includes a retail banking lobby, teller area, offices, and vault and storage space.  In December 2008, the Bank began a new 10-year lease term for which the average monthly rent is $5,285.

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

Progress Plaza Branch

The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania.  The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis.   This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault.  Extensive improvements to the shopping plaza in which this branch is located are well underway.   In April 2008, the Bank’s branch was relocated within the shopping plaza to a newly constructed space at which time it began a 10-year lease for which the average aggregate gross monthly rent is $5,996.

ITEM 3 — LEGAL PROCEEDINGS

No material litigation or claims have been instituted or threatened by or against UBS or the Bank.

ITEM 4 - RESERVED

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

UBS’ Common Stock is not traded on any national exchange or otherwise traded in any recognizable market. There is no established public trading market for UBS’ common stock.  Prior to December 31, 1993, the Bank conducted a limited offering (the “Offering”) pursuant to a registration exemption provided in Section 3(a) (2) of the Securities Exchange Act of 1933.  The price-per-share during the Offering was $12.00.  Prior to the Offering, the Bank conducted an initial offering of the Common Stock (the “Initial Offering”) at $10.00 per share pursuant to the same registration exemption.

There were no capital stock transactions during 2009 and 2008.

As of March 3, 2010 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

There were no equity compensation instruments outstanding at December 31, 2009.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

Net interest income	$3,124	$3,291	$3,600	$3,622	$3,571
Provision for loan losses	235	368	120	137	558
Noninterest income	1,313	1,209	1,320	1,415	1,582
Noninterest expense	4,747	4,785	4,753	4,780	4,864
Net income (loss)	(545)	(653)	47	119	(269)
Net income (loss) per share – basic	(0.51)	(0.61)	0.04	0.11	(0.25)
Net income (loss) per share – fully diluted	(0.51)	(0.61)	0.04	0.11	(0.25)

Balance sheet totals:
Total assets	$68,318	$69,435	$75,232	$73,935	$72,210
Net loans	46,860	48,077	44,594	41,957	45,950
Investment securities	11,834	12,562	13,921	15,891	13,706
Deposits	60,307	60,904	66,084	64,924	63,324
Shareholders’ equity	7,531	8,050	8,685	8,614	8,492
Ratios:
Tangible Equity to average assets	9.89%	10.32%	10.17%	9.93%	9.87%
Equity to Assers	11.02%	11.59%	11.54%	11.65%	11.76%
Return on assets	(0.79)%	(0.87)%	0.06%	0.16%	(0.37)%
Return on equity	(7.66)%	(8.21)%	0.62%	1.63%	(3.78)%

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

Critical Accounting Policies
Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses.  Loans that are determined to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  When evaluating the adequacy of the allowance, an assessment of the loan portfolio will typically include changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions which may affect borrowers’ ability to repay, and other factors which may warrant current recognition.  Such periodic assessments may, in management’s judgment, require the Bank to recognize additions or reductions to the allowance.

Various regulatory agencies periodically review the adequacy of the Bank’s allowance for loan losses as an integral part of their examination process.  Such agencies may require the Bank to recognize additions or reductions to the allowance based on their evaluation of information available to them at the time of their examination.  It is reasonably possible that the above factors may change significantly and, therefore, affect management’s determination of the allowance for loan losses in the near term.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Executive Brief

United Bank of Philadelphia is the only African American-owned and controlled community development financial institution headquartered in Philadelphia. Management continues to seek to maximize the Bank’s “community bank” competitive advantage by leveraging its strategic partnerships and relationships to increase market penetration and to help ensure that the communities it serves have full access to financial products and services.

The financial results for the year-ending December 31, 2009 were less than favorable.  The recessionary economy adversely affected the financial services industry in general and the Bank specifically, creating margin compression and increased credit quality challenges.  The following core factors directly impact the ability of the Company to achieve and sustain profitability:

•
Proactive management of asset quality to minimize loan losses.  The Bank’s level of noncurrent loans continues to trend upward.  Although collection strategies have been implemented to manage delinquencies and reverse this trend, many borrowers have been adversely affected by the downturn in the economy that has resulted in a reduction in their cashflow—the “trickle down” effect. Management convenes regular asset quality meetings to review and proactively manage these credits in an attempt to avoid further deterioration in credit quality. Also, the Bank will utilize programs that provide credit enhancements (i.e. Small Business Administration, Department of Transportation, etc.) for its new originations to mitigate risk.

Also, at December 31, 2009, approximately 39.9%, or $14.6 million, of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations.  From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations were primarily for expansion and repair of church facilities.  Management is closely monitoring these loans to avoid further deterioration in credit quality in the current economic environment that could negatively impact tithes and offerings.

•
The ability to achieve core deposit growth.  Deposit growth continues to be one of management’s primary challenges.  This challenge is compounded by competition from regional and money center banks as well as the current low interest rate environment.  For the year ended December 31, 2009, the Bank experienced deposit attrition totaling approximately $600,000. Utilizing its competitive advantage as a community development bank and increased FDIC limits, management has identified and continues to call on corporations in the region to request core depository relationships to support its small business lending strategies. The development of these relationships typically has long lead times.  However, several significant organizations in the region have made commitments to support the Bank’s initiatives with the placement of deposits. In addition, a robust sales, marketing and communications plan for key target markets will be developed to recruit new customers and encourage existing customers to expand their use of banking services.

•
The ability to control and manage noninterest expense.   Management has stepped up the Bank’s cost control efforts through total employee involvement. Processes and protocols are in place to facilitate discussions that drive reductions in expenses on an ongoing basis. The goal is to ensure that the Bank is doing more with less and paying attention to details.  In 2009, data processing contracts were re-negotiated and branch capture (the electronic capture and transmission of items for processing) was introduced to reduce data processing expenses while creating operating efficiencies.  Management will continue to seek additional savings and efficiencies.

Results of Operations

In 2009, the Company recorded a net loss of approximately $545,000 ($0.51 per share) compared to a net loss of approximately $653,000 ($0.61 per share) in 2008 and net income of approximately $47,000 ($0.04 per share) in 2007.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2009			2008			2007
	Average		Average	Average		Yield/	Average	Average	Yield/
(Dollars in thousands)	balance	Interest	Balance	balance	Interest	rate	balance	balance	rate
Assets:
Interest-earning assets:
Loans	$48,568	$3,039	6.26%	$48,199	$3,335	6.92%	$43,674	$3,516	8.05%
Investment securities held-to-maturity	9,888	439	4.44	9,366	447	4.77	11,917	585	4.91
Investment securities available-for-sale	2,211	108	4.84	3,040	161	5.30	3,249	170	5.23
Interest bearing balances with other banks	299	7	2.34	292	8	2.40	281	16	5.69
Federal funds sold	3,396	8	0.24	5,398	130	2.41	10,294	525	5.10
Total interest-earning assets	64,362	3,601	5.59	66,295	4,081	6.15	69,415	4,812	6.93
Noninterest-earning assets:
Cash and due from banks	2,294			2,603			3,052
Premises and equipment, net	1,492			1,417			1,046
Other assets	1,863			1,925			2,349
Less allowance for loan losses	(626)			(697)			(561)
Total	$69,385			$71,543			$75,301
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$11,161	89	0.80%	$10,836	122	1.12%	$10,576	171	1.61%
Savings deposits	15,988	34	0.21	17,952	103	0.52	20,302	287	1.41
Time deposits	20,803	353	1.70	20,793	565	2.72	21,640	754	3.49
Total interest-bearing liabilities	47,952	476	0.99	49,581	790	1.59	52,518	1,212	2.31
Noninterest-bearing liabilities:
Demand deposits	13,248			13,117			13,885
Other	268			388			570
Shareholders’ equity	7,917			8,457			8,328
Total	$69,385			$71,543			$75,301
Net interest income		$3,125			$3,291			$3,600
Spread			4.60%			4.56%			4.62%
Net yield on interest-earning assets			4.85%			4.96%			5.19%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material..

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

Net interest income totaled approximately $3,125,000 in 2009, a decrease of approximately $167,000, or 5.07% compared to 2008.  Net interest income totaled approximately $3,291,000 in 2008, a decrease of approximately $309,000, or 8.58% compared to 2007.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$23	$(319)	$(296)	$313	$(494)	$(181)
Investment securities held-to-maturity	23	(31)	(8)	(122)	(16)	(138)
Investment securities available-for-sale	(40)	(13)	(53)	(11)	2	(9)
Interest-bearing deposits with other banks	-	(1)	(1)	-	(8)	(8)
Federal funds sold	(5)	(117)	(122)	(117)	(278)	(395)
Total Interest-earning assets	1	(481)	(480)	63	(794)	(731)
Interest paid on:
Demand deposits	3	(36)	(33)	2	(51)	(49)
Savings deposits	(4)	(65)	(69)	(13)	(171)	(184)
Time deposits	-	(212)	(212)	(22)	(167)	(189)
Total interest-bearing liabilities	(2)	(312)	(314)	(33)	(389)	(422)
Net interest income	$2	$(168)	$(166)	$96	$(405)	$(309)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2009, there was an increase in net interest income of approximately $2,000 due to changes in volume but a decrease of approximately $168,000 due to changes in rate.   In 2008, there was an increase in net interest income of approximately $96,000 due to changes in volume but a decrease of $405,000 due to changes in rate.

In 2009, average earning assets declined to approximately $64.4 million compared to approximately $66.3 million in 2008 and approximately $69.4 million in 2007.   In addition, the net interest margin of the Bank declined to 4.85% in 2009 from 4.96% in 2008 and 5.19% in 2007. The margin compression was driven by the sharp reduction in the prime rate and the federal funds sold rate to historical lows of 3.25% and 0.25%, respectively.  The average federal funds yield fell to .24% in 2009 from 2.41% in 2008 and 5.10% in 2007. The reduction in the Bank’s net interest income during 2009 is also related to an increase in the level of non-accrual loans created by the “trickle down” effect of the recessionary economy. Management continues to focus on growing its core assets and reducing the level of nonaccrual loans to increase net interest income.  In addition, rates on loan and deposit products continue to be reviewed and modified to manage interest rate risk and minimize margin compression.

The average yield on the investment portfolio declined to 4.50% in 2009 compared to 4.90% in 2008 and 4.98% in 2007. The decline in yield was the result of the call of higher yielding agency securities that were replaced with lower yielding securities available in the current market.  In addition, some of the Bank’s floating rate mortgage-backed securities that had Treasury and LIBOR indices repriced in 2008 and 2009 in a lower interest rate environment.  The average yield is projected to continue to decline as a result of the projected calls of higher yielding agency securities and their replacement in the current low interest rate environment as well as an increased prepayment rates due to a higher level of foreclosures.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The net provision for loan losses charged against earnings in 2009 was $235,000 compared to $368,000 in 2008 and  $120,000 in 2007. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2009. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income increased approximately $104,000, or 8.58% compared to 2008;  and declined approximately $111,000, or 8.44%, in 2008 compared to 2007.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2009, customer service fees declined approximately $65,000, or 11.72%, compared to 2008 and declined approximately $36,000, or 6.11%, compared to 2007.  In April 2009, the Bank re-activated and/or escheated a number of dormant accounts for which it was collecting inactivity and/or low balance fees that resulted in a reduction in customer fees.

During 2009, surcharge income on the Bank’s ATM network declined approximately $17,000, or 3.74%, compared to 2008.  During 2008, surcharge income on the Bank’s ATM network remained flat compared to 2007 at approximately $454,000.  Many of the Bank’s ATMs have experienced significant reductions in volume because competitors have placed machines in close proximity to existing high volume ATMs of the Bank. In addition, studies show that consumers continue to move towards the use of non-cash payment systems including debit cards and credit cards.  In 2008, management imposed a 50% increase in its surcharge fee in attempt to offset the reduction in volume and stabilize the overall profitability of the network.  Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2009, these fees totaled $140,000 compared to $130,000 in 2008 and $120,000 in 2007. The Bank serves as agent/arranger for two (2) facilities.  Fees on these facilities are received annually for the administration of the credit facilities.   Due to the turmoil in the capital/credit markets and continued economic uncertainty, management does not anticipate significant growth in this line of business.

In September 2009, the Bank received a $165,500 Bank Enterprise Award (“BEA”) grant from the Community Development Financial Institutions Fund of the US Treasury for small business lending activity.  In 2007, the Bank was awarded $50,000 by the City of Philadelphia to match a grant it had received from the Commonwealth of Pennsylvania to support a loan program for small businesses and non-profit organizations.

In 2007, the Bank sold a commercial property it had assumed from a former loan customer in foreclosure that was included in other real estate for a net gain of $24,000.  This gain is included in other income.  There were no such sales in 2009 and 2008.

Noninterest Expense

Noninterest expense decreased approximately $38,000, or .79%, in 2009 compared to 2008 and increased approximately $32,000, or 0.67%, in 2008 compared to 2007.

Salaries and benefits increased approximately $50,000, or 3.19%, in 2009 compared to 2008 and decreased approximately $69,000, or 4.26%, in 2008 compared to 2007.  The increase in 2009 is related to the hiring of two new officers—Vice President/Business Development and Vice President/Commercial Lending. Both of these positions were deemed critical to increasing the Bank’s business development opportunities to achieve profitability. Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy and equipment expense decreased approximately $24,000, or 2.14%, in 2009 compared to 2008 and increased approximately $103,000, or 10.08%, in 2008 compared to 2007. The reduction in 2009 is attributable to lower depreciation expense as a result of computer equipment and furniture becoming fully depreciated and a negotiated reduction in Use and Occupancy Tax the Bank pays to the City of Philadelphia. In addition, in September 2008, the Bank entered a new sublease for retail space it leases at the Graham building which serves to offset its rent expense.  During 2009, the Bank received a full year of rental income from its sub-tenant.  The increases in 2007 and 2008 were primarily attributable to branch improvements to enhance the Bank’s brand appeal.  These leasehold improvements resulted in increased depreciation expense in those years.

Office operations and supplies expense decreased approximately $15,000, or 4.60%, in 2009 compared to 2008 and decreased approximately $1,000, or 0.33%, in 2008 compared to 2007. The decrease is primarily related to a reduction in courier expense as a result of the movement to a new courier service for currency and coin delivery and a streamlined delivery schedule.  Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

Marketing and public relations expense decreased approximately $48,000, or 45.68%, in 2009 compared to 2008 and decreased approximately $17,000, or 13.90%, in 2008 compared to 2007.  All formal marketing in radio and print were curtailed during 2009 in favor of more direct outreach through office receptions and direct calling by business development staff.

Professional services expense increased approximately $10,000, or 3.90%, in 2009 compared to 2008 and decreased approximately $12,500, or 4.87% in 2008 compared to 2007. The increase is primarily related a higher level of accounting and audit fees.

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

Data processing expenses increased approximately $15,000, or 2.90%, in 2009 compared to 2008 and increased approximately $57,000, or 12.48%, in 2008 compared to 2007. The increase partly relates to an annual increase of 6% by the Bank’s core service provider.  It is also related to the Bank’s ATM processing expense—specifically, net interchange expense.  More Bank customers are using non-proprietary ATMs for which the Bank is charged a fee versus non-customers using the Bank’s ATM network for which it receives a fee.  In September 2009, negotiations for contract extensions were completed that resulted in a reduction in processing fees during the quarter ended December 31, 2009.  The Bank also converted to an electronic transmission of its items processing by utilizing “Check 21” technology and branch capture processing that resulted in a reduction in its processing fees for the quarter then ended.

Federal deposit insurance premiums decreased approximately $56,000, or 36.52%, in 2009 compared to 2008 and decreased approximately $1,400, or 0.91%, in 2008 compared to 2007.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The reduction in 2009 was the result of an improvement in the Bank’s regulatory rating in December 2008 as well as lower deposit levels.  In February 2009, the FDIC adopted new rules, including a special assessment to stabilize the Deposit Insurance Fund which, for the Bank, amounted to $30,836.  However, because of the Bank’s improved regulatory rating, this was more than offset by a decline in the Bank’s basic FDIC assessment. (Refer to “The Federal Deposit Insurance Act” above)

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses decreased approximately $1,933,000, or 2.92%, in 2009 compared to 2008 and decreased $3,120,000, or 4.49%, in 2008 compared to 2007.

Table 3—Sources and Use of Funds Trends

	2009			2008
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	balance	amount	Percent	balance	amount	Percent
Funding uses:
Loans	$48,568	$369	0.77%	$48,199	$4,525	10.36%
Investment securities
Held-to-maturity	9,888	522	5.57	9,366	(2,551)	(21.41)
Available-for-sale	2,211	(829)	(27.27)	3,040	(209)	(6.43)
Interest-bearing balances with other banks	299	7	2.40%	292	11	3.91
Federal funds sold	3,396	(2,002)	(37.09)	5,398	(4,896)	(47.56)
Total uses	$64,362	$(1,933)		$66,295	$(3,120)
Funding sources:
Demand deposits:
Noninterest-bearing	$13,248	$131	1.00%	$13,117	(768)	(5.53)%
Interest-bearing	11,161	325	3.00	10,836	260	2.46
Savings deposits	15,988	(1,964)	(10.94)	17,952	(2,350)	(11.58)
Time deposits	20,803	10	0.05	20,793	(847)	(3.91)
Total sources	$61,200	$(1,498)		$62,698	$(3,705)

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

Average investment securities decreased approximately $307,000, or 2.45%, in 2009 compared to 2008 and decreased approximately $2.8 million, or 18.20%, in 2008 compared to 2007.  The decrease in investments was primarily a result of called agency securities and increased prepayment speeds of mortgage-backed securities.  The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency debt securities.  The Bank does not invest in high-risk securities or complex structured notes.  The most significant risk associated with the Bank’s investments is “optionality” whereby callable debt securities are called or the speeds at which mortgage-backed securities pay quicken creating additional liquidity in a declining rate environment.  The result is a reduction in yield on the portfolio.

           As reflected in Table 4 below, the average maturity of the portfolio is 1.50 years in 2009 compared to 1.36 years in 2008. At December 31, 2009, 60% of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  These securities do not have the same risk characteristics of pooled subprime mortgages for which many financial institutions have experienced valuation declines and losses.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  The Bank has attempted to minimize the repayment risk (risk of very fast or very slow repayment) associated with these types of securities by investing primarily in a number of seasoned mortgage pools for which there is a repayment history.  This history better enables the Bank to project the repayment speeds. In addition, the Bank has minimized the interest rate risk associated with these mortgage-backed securities by investing in a variety of pools, many of which have variable rates with indices that track closely with the current interest rate environment.    The constant one year prepayment rate (CPR) at December 31, 2009 increased to 21.00% compared to 13.20% at December 31, 2008.  Home foreclosures in the current recessionary economy and lower interest rates results in increased prepayment speeds; thereby, increasing the monthly cashflow from this segment of the portfolio.

           Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.  The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement securities that diversify risk and provide some level of monthly cash flow.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$250	4.08%	$5,530	3.83%	$794	3.06%	$6,574
Mutual funds and other			-		-		-		129
Mortgage-backed securities	-		-		-		-		5,055
Total securities	$-		$250		$5,530		$794		$11,758
Average maturity									1.50 years

The above table sets forth the maturities of investment securities at December 31, 2009 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans increased approximately $369,000, or 0.77%, in 2009 compared to 2008 and increased approximately $4,525,000, or 10.36%, in 2008 compared to 2007. The growth was primarily concentrated in commercial real estate loans.  In the current recessionary economic environment, the Bank continues to maintain more stringent underwriting standards especially related to non-owner occupied real estate lending.  Management has shifted its focus to small business loans ranging from $50,000 to $250,000 for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available.  The Bank has aligned itself with “feeder” entities (i.e. Philadelphia Industrial Development Corporation, Department of Transportation, etc.) that have loan guaranty programs.  In addition, management will seek to identify and align with Small Business Development Centers of area colleges and universities including University of Pennsylvania, Temple, Rutgers and Widener.

As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $36.6 million, or 77%, of total loans at December 31, 2009. Approximately $16.2 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at December 31, 2009 were $14.6 million, or 39.9%, of the commercial portfolio. In light of the economic uncertainty and the potential “trickle down” effect that may impact the level of tithes and offerings that provide cash flow for repayment, management has heightened its monitoring of this concentration to proactively identify and manage credit risk.

As reflected in Table 6 below, approximately 43.96% of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31, 2009
(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial and industrial	$4,066	$4,286	$4,463	$5,323	$4,544
Commercial real estate	32,582	32,199	28,640	27,016	28,441
Residential mortgages	5,313	6,110	6,549	5,551	7,546
Consumer loans	5,626	6,068	5,532	4,628	5,891
Total loans	$47,587	$48,663	$45,184	$42,518	$46,422

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$2,484	$1,185	$397	$4,066
Commercial real estate	4,808	13,876	13,898	32,582
Residential mortgages	752	52	4,509	5,313
Consumer loans	3,268	239	2,119	5,626
Total loans	$11,312	$15,352	$20,923	$47,587
Loans maturing after one year with:
Fixed interest rates maturing after one year				$6,843
Variable interest rates maturing after one year				29,432

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2009	2008	2007	2006	2005

Nonaccrual loans	$3,783	$1,701	$745	$626	$683
Impaired loans	3,581	$2,531	1,745	896	386
Interest income on nonaccrual loans included in net income for the year	219	9	35	39	37
Interest income that would have been recorded under original terms	195	121	65	51	56
Interest income recognized on impaired loans	37	64	112	76	37
Loans past due 90 days and still accruing	370	578	1,067	170	-
Troubled Debt Restructured loans	0	0	0	0	0

           At December 31, 2009, nonaccrual loans totaled approximately $3.8 million compared to approximately $1.7 million at December 31, 2008 as some of the Bank’s borrowers have been adversely affected by the downturn in the economy that has resulted in a reduction in their cashflow—the “trickle down” effect.  Non-accrual loans primarily include commercial loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses. Management is actively working with these borrowers to develop suitable repayment plans.

      Impaired loans totaled approximately $3,581,000 at December 31, 2009 compared to $2,531,000 at December 31, 2008.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The increase is primarily concentrated in several significant commercial real estate loans.  The valuation allowance associated with these loans was $187,000 and $97,000, at December 31, 2009 and 2008, respectively and included in the overall allowance for loan and lease losses .  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment    Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements in forbearance agreements.  Requirements might also include the sale of underlying collateral or obtaining take-out financing.

            Interest income recognized on impaired loans during the year ended December 31, 2009 and 2008 was $37,000 and $64,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

Management may modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others.  At December 31, 2009 and 2008, there were no restructured loans.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

At December 31, 2009, approximately 39.9% of the commercial loan portfolio of the Bank was concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2009, several of these loans are showing signs of weakness and are included in the Bank’s classified loans and analysis of allowance for loan losses.  The Bank is actively managing these credits to avoid any further deterioration in asset quality.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio.  Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 1.53% at December 31, 2009 and 1.21% at December 31, 2008. Systematic provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data.  Although the level of impaired loans totaled $3,783,000, or 520% of the allowance for loan losses, significant reserves/provisions were not required because of the strength of the liquidation value of underlying collateral. (Refer to Nonperforming Loans discussion above.)

Table 8—Allocation of Allowance for Loan Losses

	2009		2008		2007		2006		2005
		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)

Commercial and industrial	$324	8.54%	$282	8.81%	$517	9.88%	$362	12.52%	$267	9.79%
Commercial real estate	298	68.47	210	66.17	28	63.38	140	63.54	66	61.27
Residential mortgages	38	11.17	33	12.56	8	14.49	22	13.06	17	16.25
Consumer loans	65	11.82	62	12.47	37	12.25	37	10.88	79	12.69
Unallocated	2	-	-	-	-			-	4	-
	$727	100.00%	$587	100.00%	$590	100.00%	$561	100.00%	$472	100.00%

Management believes that the allowance for loan losses is adequate at December 31, 2009.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at January 1	$587	$590	$561	$472	$603

Charge-offs:
Commercial and industrial	(22)	(464)	(91)	(70)	(762)
Commercial real estate	(62)	(4)	-	-	-
Residential mortgages	-	-	-	-	-
Consumer loans	(57)	(51)	(139)	(202)	(219)
	(141)	(519)	(230)	(272)	(981)
Recoveries—commercial loans	2	107	92	57	165
Recoveries—consumer loans	44	41	46	168	127
	46	148	138	225	292
Net recoveries (charge-offs)	(95)	(371)	(91)	(47)	(689)
Provisions charged to operations	235	368	120	137	558

Balance at December 31	$727	$587	$590	$561	$472
Ratio of net (recoveries) charge-offs to average loans outstanding	0.20%	0.77%	0.21%	0.10%	1.50%

Deposits

           Average deposits declined approximately $1,498,000, or 2.39%, in 2009 compared to 2008 and declined approximately $3,705,000, or 5.58%, in 2008 compared to 2007. In 2009, savings account balances for which the Bank once offered premium interest rates declined by $1,964,000, or 10.94%, compared to 2008.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits. Also, during the current recession, deposit attrition has occurred as a result of increased liquidity needs of customers.

Management continues to seek to distinguish the Bank as a community development bank through which corporations in the region can work collaboratively to impact community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management continues to focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth. Management has identified and been calling directly on corporations in the region to request core depository relationships to support its small business lending strategies. Significant corporate relationships generally have long lead times to move beyond the “introduction” phase to a full depository relationship.  However, several entities in the region have communicated the desire to support the Bank with deposits.

           The Bank has approximately $12.4 million in certificates of deposit with balances of $100,000 or more, of which approximately $8 million, or 66%, are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable/core relationships. Based on discussions with these entities, no further reduction in certificates held is anticipated.

Table 10—Average Deposits by Class

	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$13,248	-%	$13,117	-%	13,885	-%
Interest-bearing demand deposits	11,161	0.80	10,836	1.12	10,576	1.61
Savings deposits	15,988	0.21	17,952	0.57	20,302	1.42
Time deposits	20,803	1.70	20,793	2.72	21,640	3.49

Other Borrowed Funds

The Bank did not borrow funds during 2009.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.

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

Summaries of the Bank’s financial instrument commitments are as follows:
	2009	2008

Commitments to extend credit	$8,558,100	$10,968,300
Outstanding letters of credit	-	-

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and unused credit card lines.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The decrease in commitments at December 31, 2009 is primarily related to the completion and term out of several construction loans that were in process at December 31, 2009. Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2009, management believes the Bank’s liquidity is satisfactory.

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

           By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2009, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $6.3 million, or 9.21%, of total assets compared to approximately $5.5 million, or 7.87%, at December 31, 2008.  The increase in liquidity is primarily related to a widely fluctuating deposit relationship with a non-profit entity and its funding patterns.  Therefore, the increase is considered temporary. In December 2009, the Bank’s liquidity was negatively impacted by the requirement to prepay four years  of FDIC insurance premiums to stabilize the insurance fund.  This prepayment was approximately $535,000.

 The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

	Seek additional non-public deposits from new and existing private sector customers
	Sell participations of existing commercial credits to other financial institutions in the region

While management continues to seek additional non-public core deposits to support ongoing loan demand, liquidity levels have been adequate.  As a result, it was not necessary to sell loan participations to other institutions.

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

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)

3 months or less	$9,061
Over 3 through 6 months	934
Over 6 months through 1 year	2,372
Over 1 through five years	-
Over five years	-
Total	$12,367

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2009:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$20,785	$19,804	$649	$273	$59
Operating Lease Obligations	3,183	439	1,378	482	884
Total	$23,968	$20,243	$2,027	$755	$943

In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building that expired in 2009.  The Bank simultaneously subleased this space to another company with the exception of the lobby in which its automated teller machine (ATM) is located.   In September 2009, at expiration of the sublease, the Bank amended its corporate office lease to include this retail space for which the term will be co-terminus. The Bank’s average aggregate gross monthly rental is $7,500. This transaction is reflected in the Bank’s long-term operating lease obligations noted above.

In April 2008, the Bank began a 10-year lease for a new branch with increased visibility in the Progress Plaza shopping center.  The lease requires annual rental payments of $66,482 for years 1-5 and $75,431 for Years 5-10.  This transaction is reflected in the Bank’s long-term operating lease obligations noted above.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2009, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2009, an asset-sensitive position is maintained on a cumulative basis through one year of 5.95%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  Although increasing, this level is well within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis.    In the current low interest rate environment, this positive gap position creates margin compression.  Management has minimized the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and reducing the interest rates it pays on its premium savings and interest-bearing deposit products.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2009

(Dollars in thousands)	3 months or less	Over 3 through 12 months	Over 1 year Through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	$303	$-	$-	$-	$303
Investment securities	4,208	1,593	741	594	4,569	11,705
Federal funds sold	3,491	-	-	-	-	3,491
Loans	15,369	11,155	6,409	3,363	8,154	44,450
Total interest-sensitive assets	23,068	13,051	7,150	3,957	12,723	$59,949
Cumulative totals	23,068	36,119	43,269	47,226	59,949
Interest-sensitive liabilities:
Interest checking accounts	1,966	-	1,966	-	-	3,932
Savings accounts	10,780	-	10,780	-	-	21,560
Certificates $100,000 or more	9,061	3,306	-	-	-	12,367
Certificates of less than $100,000	2,842	4,594	649	332	-	8,417

Total interest-sensitive liabilities	$24,649	$7,900	$13,395	$332	$-	$46,276
Cumulative totals	$24,649	$32,549	$45,944	$46,276	$46,276
Interest sensitivity gap	$(1,581)	$5,151	$(6,245)	$1,130	$12,723
Cumulative gap	(1,581)	3,570	(2,675)	950	13,673
Cumulative gap/total earning assets	(2.64)%	5.95%	(4.46%)	1.58%	22.81%
Interest-sensitive assets to interest-sensitive
Liabilities	0.93	1.65	0.95	11.92	-	-

Core deposits such as checking and savings deposits have been placed in repricing intervals based on historical trends and management’s estimates.  Nonaccrual loans are not included in the interest-sensitive asset totals.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit.  A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2009 are as follows:

	Net interest	Percent of
Changes in rate	income	risk
(Dollars in thousands)
+200 basis points	$3,024	1.31%
+100 basis points	3,013	0.94
Flat rate	2,985	-
-100 basis points	2,918	(2.24)
-200 basis points	2,736	(8.34)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2009 are as follows:

MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+200 basis points	$5,312	(20.00)%
+100 basis points	6,000	(9.60)
Flat rate	6,639	-
-100 basis points	7,081	6.70
-200 basis points	7,539	13.60

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately. At December 31, 2009, the change in the market value of equity in a +200 basis point interest rate change is 26.7%, in excess of the Bank’s policy limit of 25%.  Management will seek to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities.

The assumptions used in evaluating the vulnerability of the Bank’s earnings and equity to changes in interest rates are based on management’s consideration of past experience, current position and anticipated future economic conditions.  The interest sensitivity of the Bank’s assets and liabilities, as well as the estimated effect of changes in interest rates on the earnings and equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.  In today’s uncertain economic times, the result of the Bank’s simulation models is even more uncertain.

The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process.  Based on the results of the simulation models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all other measures at December 31, 2009.  If significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

1.	Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.

2.	Purchase quality loan participations with appropriate interest rate/gap match for the Bank’s balance sheet.

3.	Restructure the Bank’s investment portfolio.

Capital Resources

Total shareholders’ equity declined approximately $518,000, or 6.44%, in 2009 compared to 2008 and declined approximately $636,000 in 2009 compared to 2008. The decrease in capital in 2009 is attributable to a net loss of approximately $545,000 offset by other comprehensive income related to an increase in the unrealized gain on the securities classified as available-for-sale.

The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  Management submitted applications for funding through US Treasury programs available to Community Development Financial Institutions (“CDFIs”) to support growth and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position.  In August 2009, the Bank received a notification of award of a $165,500 Bank Enterprise Award (“BEA”) grant from the US Treasury CDFI Fund.

Federal and state banking laws impose on financial institutions such as USB and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk base capital ratio that is less than 6%, Tier I risk base capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  USB and the Bank are “well-capitalized” for regulatory capital purposes.  See Table 14 below for more information regarding USB’s regulatory capital ratios.

As indicated in Table 14, UBS’ risk-based capital ratios are above the minimum requirements, however, the Bank’s growth and operating results may have an adverse effect on its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

(Dollars in thousands)	2009	2008	2007
Total Capital	$7,531	$8,050	$8,685
Less: Intangible Assets/Net unrealized gains (losses) on available for
sale	(720)	(872)	(1,026)
Tier I capital	6,811	7,178	7,659
Tier II capital	596	587	571
Total qualifying capital	$7,407	$7,765	$8,230
Risk-adjusted total assets (including off-balance-sheet exposures)	$47,569	$46,862	$45,667
Tier I risk-based capital ratio	14.32%	15.32%	16.77%
Total (Tier I and II) risk-based capital ratio	15.57	16.57	18.02
Tier I leverage ratio	10.08	10.27	10.34

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

See Consolidated Financial Statements on pages 48 to 76 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2009.

ITEM 9A(T)—CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this Report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiary, required to be filed in this Report has been made known to them in a timely manner.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has not been attested to by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included herein.  The effectiveness of our internal controls over financial reporting was not subject to attestation by the Bank’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Bank to provide only management’s report in this document.

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

ITEM 9B—OTHER INFORMATION

A shareholders’ annual meeting of UBS was held on December 11, 2009.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of one (1) Class B director to serve a four year term and the ratification of the appointment of McGladrey and Pullen LLP as UBS’ independent registered public accountants for the year 2009.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

52.197% Shares Voted	456,215.16 of 874,025.32 Shares
13.024% Accounts Voted	410 of 3,148 Accounts

Question	YES	NO	WITHHOLD/ABSTAIN
Maurice R. Mitts (CLASS B)	99.076% 451,999.16	0.00% 0.00	0.92% 4,216.00
Ratify McGladrey and Pullen, LLP	93.254% 425,439.83	0.325% 1,483.33	6.421% 29,292.00

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire
Bernard E. Anderson	71	Economist	2002	2010
		Philadelphia, PA

David R. Bright	70	Retired, Executive Vice President
		Meridian Bancorp	2002	2010
		Philadelphia, PA

Joseph T. Drennan	64	Chief Financial Officer	2004	2010
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	67	Chairman of the Board,	1993	2008
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	65	Retired as co-Founder,	1996	2008
		John Frazier, Inc.
		Philadelphia, Pennsylvania

Maurice R. Mitts	48	Founder/Partner,	2008	2010
		Mitts Milavec, LLP, Attorney at Law
		Philadelphia, Pennsylvania

William B. Moore	67	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2011
		Baptist Church
		Philadelphia, Pennsylvania

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	will expire

Evelyn F. Smalls	64	President and CEO of Registrant	2000	2011
		and United Bank of Philadelphia

Ernest L. Wright	81	Founder, President and	1993	2008
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	64	President and Chief Executive Officer
Brenda M. Hudson-Nelson	48	Executive Vice President/Chief Financial Officer

BOARD OF DIRECTORS QUALIFICATIONS

United Bank of Philadelphia has a very engaged and committed Board of Directors.  The board takes its governance responsibilities very seriously and challenges management to meet its targeted goals and objectives.  Currently, the board has eight (8) outside directors and one (1) insider.  This leadership group has diverse experiences in business, banking, and community development that are important to fulfill their oversight responsibilities.

L. Armstead Edwards serves as Chairman and is one of two remaining founding members currently active on the board.  Mr. Edwards spent a number of years as an educator and small business owner.  He understands the plight of small business owners and combined with his experience in organizational dynamics, he brings a unique perspective to the role.  He chairs the Executive Committee and serves on the Asset Liability, Loan and Audit/Compliance Committees.  Mr. Edwards has encouraged deliberations to take place at the committee level so the board meeting can focus more on strategic initiatives and engage management on execution and performance measures.

Rev. William B. Moore is a founding member of the board and serves as Vice Chairman and is a member of the Executive and Audit/Compliance Committees.  The Chairman and Vice Chairman alternate in leading the board meetings.  Rev. Moore has a rich history in the faith community and has been the Senior Pastor of Tenth Memorial Baptist Church for over 30 years. He serves as a strong catalyst in rallying the faith community to support the Bank which is evidenced with the high percentage of loans to churches in the loan portfolio.  Rev. Moore also leads an informal Advisory Group of Pastors who offer advice to the Bank’s management regarding the financial needs of the urban community to continue to bridge the economic divide in the region.  As a former executive with a quasi-governmental agency, he has a broad based consistency and is very effective in building multi-sector coalitions to ensure economic inclusion.

Joseph T. Drennan, a director since 2002, serves as Treasurer of the Board and is Chairman of the Audit/Compliance Committee and member of the Executive and Asset Liability committees.  In addition, he has expertise in generally accepted accounting principles, financial statements, and internal control over financial reporting, as well as an understanding of audit committee functions.  Mr. Drennan has over 30 years banking experience as an executive in commercial, consumer and strategic planning.  Currently, he is a partner in Universal Capital Management, Inc. providing equity to start-up and emerging companies.

Marionette Y. Wilson a director since 1993 serves as Secretary of the Board and member of the Executive and Asset Liability Committees.  Prior to her retirement, Ms. Wilson was co-founder of a construction management company and her expertise in this area is very helpful as the Bank works to provide financing to emerging contractors in the region.  In addition, she is a leader in the faith community and has been instrumental in directing relationships to the Bank.

Evelyn F. Smalls serves as an inside director since 2000 when she was appointed President and Chief Executive Officer of the Bank.  She serves on the Executive, Asset Liability and Loan Committees.  Ms. Smalls brings versatile skills with over 25 years experience in banking and community and economic development know-how.  Her leadership is propelled by her passion to move more inner city communities into the economic mainstream.

David R. Bright a retired Bank President has a rich history in commercial lending and credit administration.  Mr. Bright, a director since 2001, serves as Chairman of the Loan Committee and a member of the Executive Committee.  In addition, he brought to the Bank a keen knowledge of community reinvestment initiatives that can propel economic inclusion and impact. Mr. Bright’s community interests include his participation on a number of boards including Greater Philadelphia Urban Affairs Coalition, West Oak Lane Charter School, and Allegheny West CDC.

Dr. Bernard E. Anderson a director since 2002 and chairs the Asset Liability Committee.  Dr. Anderson as an economist brings a dynamic perspective to the Bank as a recently retired Whitney E. Young, Jr., Professor of Management, The Wharton School, University of Pennsylvania As an Advisor to the Urban League of Philadelphia as well as the National Urban League, Dr. Anderson firmly believes that economic disparities among minority groups can be remediated through public and private policies aided at expanding economic opportunity for all with the Philadelphia region specifically and across the country in general.

Ernest L. Wright a director since 1992 serves as member of the Loan and Asset Liability Committees.  His passion is sales and his expertise is in the construction field.  He is the proprietor of Wright Construction Management.  Mr. Wright was very helpful when the Bank upgraded its branch facilities by conceptualizing affordable designs and sharing his project management skills.  He has been instrumental in referring new clients to the Bank particularly from the faith and small business sectors.

Maurice Mitts, the newest director, joined the board in 2008 and serves on the Loan Committee.  Mr. Mitts’ relationship with the Bank started as a customer as he launched his law practice as co-founding partner of Mitts & Milavec, LLC, a multi-disciplined law firm that provides business and litigation counsel to public and private enterprises, government entities and non-profit clients.  His legal expertise and that of his colleagues has filled an important void on the board.

CORPORATE GOVERNANCE

Board Leadership Structure

The positions of the Board Chairman and President and Chief Executive Officer are held by two individuals.  The Board believes this structure is appropriate for USB and the Bank because of the need for the Chairman to have independence in leading the Board of Directors to oversee and direct management and the President and CEO’s direct involvement in leading management of USB and the Bank.

Directors’ Qualifications

In considering any individual nominated to be a director on UBS’ and the Bank’s Board of Directors’, the Board of Directors considers a variety of factors, including whether the candidate is recommended by the Bank’s executive management and the Board’s Nominating Committee, the individual’s professional or personal qualifications, including business experience, education and community and charitable activities and the individual’s familiarity with the communities in which UBS or the Bank is located or is seeking to locate.

Nomination for Directors

Section 3.4 of Article 3 UBS’ Bylaws provides that no shareholder shall be permitted to nominate a candidate for election as a director, unless such shareholder shall provide to the Secretary of UBS information about such candidate as is equivalent to the information concerning candidates nominated by the Board of Directors that was contained in the UBS Proxy Statement for the immediately preceding Annual Meeting of shareholders in connection with election of directors.  Such information consists of the name, age, any position or office held with UBS or the Bank, a description of any arrangement between the candidate and any other person(s), naming such persons pursuant to which he or she was nominated as a director, his/her principal occupation for the five (5) years prior to the meeting, the number of shares of UBS stock beneficially owned by the candidate and a description of any material transactions or series of transactions to which UBS or the Bank is a party and in which the candidate or any of his affiliates has a direct or indirect material interest, which description should specify the amount of the transaction and where practicable the amount of the candidates interest in the transaction.

Such information shall be provided in writing not less than one hundred twenty (120) days before the first anniversary preceding the annual meeting of UBS’ shareholders.  The Chairman of the Board of Directors is required to determine whether the director nominations have been made in accordance with the provisions of the UBS’ Bylaws, and if any nomination is defective, the nomination and any votes cast for the nominee(s) shall be disregarded.

The Nominating Committee’s process for identifying and evaluating nominees for director, including nominees recommended by security holders and for incumbent directors whose terms of office are set to expire, include review of the directors’ overall service during their terms, including meetings attended, level of participation, quality of performance, and contributions towards advancing UBS’s interests and enhancing shareholder value; with respect to new directors, the procedure includes a review of the candidates biographical information and qualifications and a possible check of candidates references.  All potential candidates are interviewed by all members of the Committee and other members of the board.  Using this information, the committee evaluates the nominee and determines whether it should recommend to the board that the board nominate or elect to fill a vacancy with the prospective candidate.

The Committee believes the following qualifications must be met by a nominee:  a good character, have reputations, personally and professionally, consistent with UBS’s image and reputation; be active or former leaders of organizations; possess knowledge in the field of financial services; have an understanding of the Bank’s marketplace; be independent; be able to represent all of the shareholders; be willing to commit the necessary time to devote to board activities, and be willing to assume fiduciary responsibility.

Communicating with the Board of Directors

Shareholders may communicate with any UBS or Bank director or member of a Committee of the Board of Directors of UBS or the Bank by writing to United Bancshares, Inc., Attention: Board of Directors, P.O. Box 54212, Philadelphia, PA 19105.  The written communications will be provided to Marionette Y. Wilson, a director and Corporate Secretary of the Board of Directors, who will determine the further distribution of the communications which are appropriate based on the nature of the information contained in the communications.  For example, communications concerning accounting internal controls and auditing matters will be shared with the Chairman of the Audit/Compliance Committee of UBS’ Board of Directors.

Risk Oversight

The Board of Directors establishes and revises policies to identify and manage various risks inherent in the business of the Company, and both directly and through its committees, periodically receives and reviews reports from management to ensure compliance with and evaluate the effectiveness of risk controls.  Employees who oversee day-to-day risk management duties, including the Vice President/Chief Risk Officer and Compliance Officer who report their findings to the Audit Committee.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to areas of financial reporting, internal controls and compliance with accounting regulatory requirements.

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

UBS’ Board of Directors meets when necessary and during 2009 held eleven (11) meetings, including UBS’ organization meeting. In 2009, the Bank’s Board of Directors was scheduled to meet at least monthly, except in August and during 2009 held eleven (11) meetings.   The independent directors of the UBS’ and the Bank are Board of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2009, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2009 and the committee meetings held by each committee on which the director served.

Policy for Attendance at Annual Meetings

UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 11, 2009, all of the directors attended the meeting.

INFORMATION ABOUT THE COMMITTEES OF THE BOARDS

Information About the Committees of the Board of Directors of the Corporation and the Bank

       The Committees of UBS’ Board of Directors are the Executive Committee, Audit/Compliance Committee, and the Nominating Committee. The Corporation and the Bank have the same committees with the same members for each committee, except that the Bank also has an Asset Liability Management Committee and a Loan Committee.

       Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the  Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee also meets to discuss and approve certain human resource matters including compensation, and to ratify and approve certain of the Bank’s loans. The Executive Committee held eleven (11) meetings during 2009.

The  Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank. The Executive Committee, without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2009, the Executive Committee held one (1) meeting as the Compensation Committee to discuss the performance and compensation of the executive officers.  There is no charter for the Executive Committee acting as a compensation committee.

                Audit/ComplianceCommittee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accountants. In addition, the Committee meets with UBS’ independent registered public accountants to review the results of the annual audit and other related matters, as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2009.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS.  A copy of the charter is not available on UBS’ website but can be found as Exhibit B to our 2007 Proxy Statement filed with the SEC on October 30, 2007.The Committee held one (1) meeting during 2009 resulting in the nomination of Maurice R. Mitts for re-election as a Class B director.

Asset Liability Management Committee.  The Asset Liability Management Committee, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2009, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee.  The Loan Committee, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2009, the Loan Committee held ten (10) meetings.

BOARD OF DIRECTORS COMPENSATION

Directors Fees

           The normal non-officer director fee paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2009.

Audit Committee Report

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2009, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with UBS’ management, (ii) discussed with McGladrey and Pullen, LLP, UBS’ independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (as modified or supplemented), (iii) discussed the independence of   McGladrey and Pullen, LLP, and (iv) has received the written disclosures and the letter from McGladrey and Pullen, LLP required by Public Company Accounting Oversight Board (United States)Rule 3526. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2009.

UBS’ Audit Committee is composed of   Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:
Joseph T. Drennan (Chairman), William B. Moore
L. Armstead Edwards, Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of  March 3, 2010:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 3, 2010	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	64	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	48	Executive Vice President and Chief Financial Officer of UBS and Bank	50
_____________________
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2009.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2009, the Executive Committee held one (1) meeting as the Compensation Committee.

Compensation Discussion and Analysis

The primary objectives of our compensation policy are:

	To attract and retain highly qualified key executive officers essential to our long-term success;
	To reward properly executive officers for performance, achievement of goals and enhancement of shareholder value.
	Succession Planning to ensure adequate replacement for key executives

Compensation Philosophy

The compensation philosophy is to compensate our executive officers for performance. However, because  of the Bank’s prior designation as a “troubled financial institution”, non-salary benefits had limitations including the inability to offer executives significant deferred compensation, post-retirement benefits or compensation in the event of a change in control.

The Committee’s Process

Because of the continued focus on achieving stability and core profitability, no salary increases were given to executive officers in 2009 and executive contract renewal deliberations were deferred.  As a result, compensation levels outlined in the expired contracts of the executive officers remained in effect in 2009.

Components of Compensation for 2009

For the fiscal year ended December 31, 2009, the components of executive compensation were:

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

Life Insurance and Auto Allowance

These benefits help to attract and retain qualified personnel within the current financial constraints.

Summary Compensation Table

 The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the year ended December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls	2009 2008	$160,000 160,000	$0 0	$0 0	$0 0	$0 0	$0 0	$6,209 6,209	$166,209 166,209
President and Chief Executive Officer

Brenda Hudson-Nelson,	2009 2008	115,000 115,000	0	0	0	0	0	6,095 6,095	121,095 121,095
Executive Vice President and Chief Financial Officer

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

Equity Compensation Plan Information

The Company adopted a Stock Option Plan in 1998.  Under this Plan, options to acquire shares of common stock were granted to the former chief executive officer.  The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  No options were granted in 2009 and no options were outstanding as of December 31, 2009.

Other Compensation Tables

We have not included a grant of plan-based awards table, an outstanding equity awards table, options exercises and stock vested table, and pension benefits table because those tables are not applicable.

COMPENSATION COMMITTEE REPORT

The Executive Committee serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended that the Compensation Discussion and Analysis be included  our Annual Report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted:

L. Armstead Edwards
William B. Moore
Marionette Y. Wilson
Joseph T. Drennan
David R. Bright

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of March 3, 2010 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.17%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wachovia Corporation, (formerly, First Union Corporation)2	50,000	5.70%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.42%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.08%
401 Cypress Street
Philadelphia, PA 19106

(1)	As of March 3, 2010, there were 876,921 shares of UBS’ voting Common Stock outstanding.
(2)	Wachovia Corporation owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.
(3)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 3, 2010 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

Name	Common Stock1,2,3	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.23%
Marionette Y. Wilson (Frazier)	17,900	2.04%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
Joseph T. Drennan	783	*
Maurice R. Mitts	833	*
William B. Moore	1,834	*
Evelyn F. Smalls	500	*

Certain Executive Officers
Evelyn F. Smalls	500**	*
Brenda M. Hudson-Nelson	50	*
All Current Directors and Executive Officers as a Group	41,467	4.72%
__________________
Footnotes Concerning Beneficial Ownership of Stock
*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.

(1)
Stock ownership information is given as of March 3, 2010, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 3, 2010. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2009	2008

Audit Fees	$111,530	$110,374
Audit-related fees	-	-
Tax fees	11,000	10,882
All other fees	-	-
Total fees	$122,530	$121,256

Services Provided by McGladrey and Pullen, LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey and Pullen, LLP in 2009 and 2008 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

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

Pre-approval of Services

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for UBS by its independent auditor, subject to the minimus exceptions for non-audit services described in Section 10A (i) (1) (B) of the Exchange Act which are approved by the Committee prior to the completion of the audit.  The Audit Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. All services performed by the independent public accounting firm are approved by the Audit Committee.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	48

		Consolidated Balance Sheets at December 31, 2009 and 2008.	49

		Consolidated Statements of Operations for the three years ended December 31, 2009.	50

		Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2009.	51

		Consolidated Statements of Cash Flows for the three years ended December 31, 2009.	52

		Notes to Consolidated Financial Statements	53

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts

a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Long Term Incentive Compensation Plan (Incorporated by reference to Registrant’s 1992 Form 10)
g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
h)	Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA(Incorporated by reference to Registrant’s 2005 Form 10-K)
i)	Lease for branch office located at 1520 North Broad Street (Incorporated by reference to Registrant’s 2005 Form 10-K)
j)	First Amendment to lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	March 31, 2010

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	March 31, 2010
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	March 31, 2010
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	March 31, 2010

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	March 31, 2010

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	March 31, 2010

Bernard E. Anderson, Director

/s/________________________________________	March 31, 2010

David R. Bright, Director

/s/________________________________________	March 31, 2010

Maurice R. Mitts, Director

/s/________________________________________	March 31, 2010

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	March 31, 2010
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Bancshares, Inc.

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with US generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Blue Bell, Pennsylvania
March 31, 2010

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets:	2009	2008
Cash and due from banks	$2,495,359	$2,449,181
Interest-bearing deposits with banks	303,485	296,290
Federal funds sold	3,491,000	2,726,000
Cash and cash equivalents	6,289,844	5,471,471

Investment securities:
Available-for-sale, at fair value	1,862,993	2,665,151
Held-to-maturity, at amortized cost (fair value of $10,019,986
and $10,016,314 in 2009 and 2008, respectively)	9,970,807	9,896,965

Loans, net of unearned discount of $88,024 and $54,461 in 2009
and 2008, respectively	47,587,112	48,663,437
Less allowance for loan losses	(727,397)	(586,673)
Net loans	46,859,715	48,076,764
Bank premises and equipment, net	1,358,296	1,622,314
Accrued interest receivable	421,292	421,132
Intangible assets	669,967	848,046
Prepaid expenses and other assets	884,879	433,369
Total assets	$68,317,793	$69,435,212
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,030,712	$11,844,242
Demand deposits, interest-bearing	10,188,990	11,290,173
Savings deposits	15,302,458	16,667,815
Time deposits, under $100,000	8,417,102	8,745,854
Time deposits, $100,000 and over	12,367,359	12,356,186
Total deposits	60,306,621	60,904,270
Accrued interest payable	63,954	126,793
Accrued expenses and other liabilities	415,942	354,401
Total liabilities	60,786,517	61,385,464

Commitments and Contingencies (Notes 5, 9, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value,
500,000 shares authorized; 136,842 issued; 6,308 shares held in treasury	1,368	1,368
Common stock, $0.01 par value; 1,750,000 shares authorized;
876,921 issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Treasury stock, 33,500 shares of common stock, at cost	-	-
Additional paid-in-capital	14,749,852	14,749,852

Accumulated deficit	(7,280,793)	(6,735,664)
Accumulated other comprehensive income	50,163	23,506
Total shareholders’ equity	7,531,276	8,049,748
Total liabilities and shareholders’ equity	$68,317,793	$69,435,212

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2009	2008		2007
Interest income:
Interest and fees on loans	$3,039,349		$3,335,151	$3,515,693
Interest on investment securities	545,119		607,996	756,020
Interest on federal funds sold	8,927		129,966	524,720
Interest on time deposits with other banks	7,215		7,444	16,024
Total interest income	3,600,610		4,080,557	4,812,457

Interest expense:
Interest on time deposits	352,919		565,396	754,189
Interest on demand deposits	89,367		121,617	170,566
Interest on savings deposits	33,888		102,768	287,546
Total interest expense	476,174		789,781	1,212,301
Net interest income	3,124,436		3,290,776	3,600,156
Provision for loan losses	235,000		368,000	120,000
Net interest income after provision for loan losses	2,889,436		2,922,776	3,480,156

Noninterest income:
Customer service fees	489,719		554,731	590,841
ATM fee income	437,997		454,628	454,338
Loan syndication fee income	140,000		130,000	120,000
Gain on sale of foreclosed assets	-		-	24,000
Grant income	165,500		-	50,000
Other income	79,457		69,567	81,203
Total noninterest income	1,312,673		1,208,926	1,320,382

Noninterest expense:
Salaries, wages and employee benefits	1,606,978		1,557,247	1,626,580
Occupancy and equipment	1,096,789		1,120,800	1,018,213
Office operations and supplies	303,717		318,345	319,394
Marketing and public relations	56,516		104,045	120,837
Professional services	253,216		243,708	256,186
Data processing	528,298		513,424	456,463
Deposit insurance assessments	97,240		153,193	154,597
Other operating	804,484		774,439	800,981
Total noninterest expense	4,747,238		4,785,201	4,753,251
Net (loss) income before income taxes	$(545,129)	$	(653,499)	$47,287
Provision for income taxes	-		-	-
Net (loss) income	$(545,129)		$(653,499)	$47,287

Net (loss) income per common share—basic and diluted	$(0.51)		$(0.61)	$0.04
Weighted average number of common shares	1,068,588		1,068,588	1,068,588
Total comprehensive (loss) income	$(518,472)		$(635,662)	$71,566

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008, 2007

	Series A preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity	income (loss)

Balance at December 31, 2006	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(6,129,452)	$ (18,610)	$8,613,844

Unrealized gains on investment securities							24,279	24,279	$24,279

Net income						47,287		47,287	47,287

Total comprehensive income									$71,566

Balance at December 31, 2007	136,842	$1,368	1,068,588	$10,686	$14,749,852	(6,082,165)	$5,669	$8,685,410

Unrealized gains on investment securities							17,837	17,837	$17,837
Net loss						(653,499)		(653,499)	(653,499)

Total comprehensive loss									$(635,662)

Balance at December 31, 2008	136,842	$1,368	1,068,588	$10,686	$14,749,852	(6,735,664)	23,506	$8,049,748

Unrealized gains on investment securities							26,657	26,657	$26,657
Net loss						(545,129)		(545,129)	(545,129)

Total comprehensive loss									$(518,472)

Balance at December 31, 2009	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(7,280,793)	$50,163	$7,531,276

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(545,129)	$(653,499)	$47,287
Adjustments to reconcile net income (loss) to net cash
provided by (used in)operating activities:
Provision for loan losses	235,000	368,000	120,000
Gain on sale of foreclosed assets	-	-	(24,000)
Depreciation and amortization	377,201	309,080	284,554
Amortization of core deposit intangible	178,078	178,078	178,078
(Increase)decrease in accrued interest receivable and
other assets	(451,670)	(61,403)	103,437
(Decrease)increase in accrued interest payable and
other liabilities	(1,298)	14,639	73,922
Net cash (used in) provided by operating activities	(207,818)	154,896	783,278

Cash flows from investing activities:
Purchase of available-for-sale investment securities	-	(250,000)	(1,010,098)
Purchase of held-to-maturity investment securities	(9,156,047)	(7,198,840)	(3,775,751)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	824,312	1,067,521	904,992
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	9,057,989	7,769,031	6,114,630
Net proceeds from sale of foreclosed assets	-	-	204,000
Net decrease (increase) in loans	982,049	(3,850,451)	(1,039,510)
Purchase of loans	-	-	(1,718,060)
Purchase of bank premises and equipment	(84,463)	(960,477)	(323,478)
Net cash provided by(used in) investing activities	1,623,840	(3,423,216)	(643,276)

Cash flows from financing activities:
Net(decrease) increase in deposits	(597,649)	(5,180,214)	1,160,846
Net cash (used in)provided by financing activities	(597,649)	(5,180,214)	1,160,846
Net increase(decrease)in cash and cash equivalents	818,373	(8,448,535)	1,300,847
Cash and cash equivalents at beginning of year	5,471,471	13,920,006	12,619,159
Cash and cash equivalents at end of year	$6,289,844	$5,471,471	$13,920,006
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$539,013	$797,832	$1,214,361

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Bancshares, Inc. (the Company) is a holding company for United Bank of Philadelphia (the “Bank”).  The Company was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993 and provides financial services through the Bank.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances have been eliminated.

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. The codification became effective for interim and annual periods ending on or after September 15, 2009. Accordingly, the Company’s accounting policies, which are consistent with prior periods and detailed below are now in accordance with ASC and no longer contain references to Statements on Financial Accounting Standards (SFAS), or related literature.

Statement of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with banks that mature within 90 days and federal funds sold on an overnight basis.  Changes in loans made to and deposits received from customers are reported on a net basis.

Securities Held-to-Maturity

Bonds, notes, and debentures for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities Available-for-Sale

Investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Bank’s asset/liability management strategy and possibly sold in response to changes in interest rates, prepayments and similar factors are classified as “Available for Sale.”  These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of the related income tax effect.  Gains and losses on the sale of such securities are accounted for on the specific identification basis in the statements of operations on the date of sale.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

recognized in other comprehensive income (loss). In evaluating whether an impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.

If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Bank as of December 31, 2009 and 2008 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

Loans

The Bank has both the positive intent and ability to hold the majority of its loans to maturity.  These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses.  Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount.  It is the Bank’s policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management’s judgment, the loan is well collateralized and in the process of collection.  Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management’s judgment as to collectability of principal.  When interest accruals are discontinued, interest credited to income is reversed and the loan is classified as impaired.

Unearned discount is amortized over the weighted average maturity of the related mortgage loan portfolio.  Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield.  The Bank is amortizing these amounts over the contractual life of the loan.

For purchased loans, the discount remaining after the loan loss allocation is being amortized over the remaining life of the purchased loans using the interest method.

Loans Held-for-sale

Loans held-for-sale are carried at the lower of aggregate cost or market value. The Bank had no loans held for sale at December 31, 2009 and 2008

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Transfer of Financial Assets

Transfers of financial assets, for which the Bank has surrendered control, are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.  Retained interests in a sale of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and assets retained based on their relative estimated fair values.  The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses.  Loans that are determined to be uncollectible are charged against the allowance account, and subsequent recoveries, if any, are credited to the allowance.  When evaluating the adequacy of the allowance, an assessment of the loan portfolio will typically include changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions which may affect borrowers’ ability to repay, and other factors which may warrant current recognition.  Such periodic assessments may, in management’s judgment, require the Bank to recognize additions or reductions to the allowance.

Various regulatory agencies periodically review the adequacy of the Bank’s allowance for loan losses as an integral part of their examination process.  Such agencies may require the Bank to recognize additions or reductions to the allowance based on their evaluation of information available to them at the time of their examination.  It is reasonably possible that the above factors may change significantly and, therefore, affects management’s determination of the allowance for loan losses in the near term.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process.  Other qualitative adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller, homogeneous loans, such as credit cards, residential mortgages, and other student loans, are evaluated collectively for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Amortization of leasehold improvements is computed over the shorter of the related lease term or the useful life of the assets.

Income Taxes

The liability method is used in accounting for income taxes.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50  percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

It is the Bank’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statement of operations.

The Bank does not have an accrual for uncertain tax positions as of December 31, 2009 or 2008, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

Earnings (Loss) Per Share (“EPS”)

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

December 31, 2009, 2008, 2007

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

	2009	2008

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(1,779,521)	(1,601,442)
	$669,967	$848,046

Amortization of the intangible totaled approximately $178,100 for each of the years ended December 31, 2009, 2008, and 2007.  The amortization of the intangible is projected to be approximately $178,100 for each of the next three years and approximately $136,000 in the fourth year.  Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, net of estimated cost to sell, at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell.  Revenue and expenses from operations and changes in valuation allowance are charged to operations.  The Bank had no foreclosed real estate as of December 31, 2009 and 2008.

Management’s Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets and consideration of impairment of other intangible assets.

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

December 31, 2009, 2008, and 2007

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

Comprehensive Income

Comprehensive income includes net income as well as certain other items that result in a change to equity during the period. The components of other comprehensive income are as follows:

	December 31, 2009
	Before tax	Tax	Net of tax
	amount	(expense)	amount

Unrealized gains on securities
Unrealized holding gains arising during period	$39,787	$(13,130)	$26,657
Less: reclassification adjustment for gains
realized in net income	-	-	-
Other comprehensive income, net	$39,787	$(13,130)	$26,657

	December 31, 2008
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$29,765	$(11,928)	$17,837
Less: reclassification adjustment for gains
realized in net income	-	-	-
Other comprehensive income, net	$29,765	$(11,928)	$17,837

	December 31, 2007
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$36,237	$(11,958)	$24,279
Less: reclassification adjustment for gains
realized in net income	-	-	-
Other comprehensive income, net	$36,237	$(11,958)	$24,279

Recent Accounting Pronouncements

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements. Accordingly, management has evaluated subsequent events through the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the financial statements as of December 31, 2009.

FASB ASC Topic 860, “Accounting for Transfers of Financial Assets” On December 23, 2009, the FASB issued ASU 2009-16 to amend the ASC to incorporate the guidance from SFAS 166, Accounting for Transfers of Financial Assets– an Amendment of FASB Statement No. 140.  ASU 2009-16 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. Effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

2.	CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2009.  Reserve balances were $125,000 and $627,000, respectively, as of December 31, 2009 and 2008.

3.	INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated market value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2009 and 2008 are as follows:

	2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,659,353	$74,870	-	$1,734,223
Investments in mutual funds	128,770	-	-	128,770
	$1,788,123	$74,870	$-	$1,862,993

Held-to-maturity:
U.S.Government agency securities	$6,574,668	$8,898	$(101,293)	$6,482,273
Government Sponsored Enterprises residential mortgage-backed securities	3,396,139	153,433	(11,859)	3,537,713
	$9,970,807	$162,331	$(113,152)	$10,019,986

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
U.S.Government agency securities	$250,000	$3,515	$-	$253,515
Government Sponsored Enterprises residential mortgage-backed securities	2,252,145	34,072	(2,504)	2,283,713
Total debt securities	2,502,145	37,587	(2,504)	2,537,228
Investments in mutual funds	127,923	-	-	127,923
	$2,630,068	$37,587	$(2,504)	$2,665,151
Held-to-maturity:
U.S.Government agency securities	$6,199,087	$37,961	$(7,033)	$6,230,015
Government Sponsored Enterprises residential mortgage-backed securities	3,697,879	94,015	(5,595)	3,786,299
	$9,896,965	$131,976	$(12,628)	$10,016,314

In 2009, $8,475,000 in U.S. Government agencies securities were called.  In 2008, $7,500,000 in securities were called. There were no gross gains or losses realized from these transactions during 2009 or 2008. No securities were sold during 2009, 2008, or 2007.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

3.  INVESTMENTS-Continued

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	Losses	value	losses	value	losses

U.S. Government
agency securities	18	$5,718	$(101)	$-	$-	$5,718	$(101)

Mortgage backed
securities	2	510	(12)	-	-	510	(12)
Total temporarily
impaired investment
securities	20	$6,228	$(113)	$-	$-	$6,228	$(113)

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the Bank intends to sell its investment in the issuer and (4) whether the Bank will more likely than not be required to sell the investment before recovery of the cost basis, which may be maturity. Management has evaluated the securities in an unrealized loss position as of December 31, 2009 based upon the considerations noted above and believes that the unrealized losses in the securities portfolio are attributable to changes in market interest rates and are not credit related.  Therefore, unrealized losses in the available for sale portfolio are considered temporary.

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

3. INVESTMENTS-Continued

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2009 were as follows.  Expected maturities may differ from contractual maturities because the U.S. agencies may be called or underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

	Amortized	Fair
	cost	value
Available-for-sale:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Mortgage-backed securities	1,659,353	1,734,223

Total debt securities	1,659,353	1,734,223
Investments in mutual funds	128,770	128,770
	$1,788,123	$1,862,993

Held-to-maturity:
Due in one year	$-	$-
Due after one year through five years	250,000	253,203
Due after five years through ten years	5,530,278	5,444,133
Due after ten years	794,390	784,938
Mortgage-backed securities	3,396,139	3,537,713

	$9,970,807	$10,019,986

As of December 31, 2009 and 2008, investment securities with a book value of $11,705,030 and $12,033,000 respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	2009	2008

Commercial real estate	$32,581,925	$32,198,348
Commercial and industrial	4,066,016	4,286,030
Residential mortgages	5,313,372	6,110,821
Consumer loans	5,625,799	6,068,238
Total loans	47,587,112	48,663,437
Less allowance for loan losses	(727,397)	(586,673)
Net loans	$46,859,715	$48,076,764

At December 31, 2009 and 2008, unamortized net deferred fees totaled $114,662 and $114,910, respectively, and are included in the related loan accounts.

As of December 31, 2009 and 2008, the Bank had loans to certain officers and directors and their affiliated interests in aggregate dollar amounts of $1,535,973 and $826,868, respectively. During 2009, there were $838,656 in new loans to related parties and repayments amounted to $129,557. During 2008, there were $39,000 in new loans to related parties and repayments amounted to $90,078. During 2007, there were no new loans to related parties and repayments amounted to $145,129.

The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Bank recognizes income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

Details on the Bank’s non-performing loans are as follows (in thousands):
	2009	2008	2007

Total non-accrual loans	$3,783	$1,701	$745
Average impaired loans	2,772	2,192	929
Total impaired loans without specific reserve	2,884	2,151	64
Total impaired loans with specific reserve	697	380	1,681
Specific allowance allocated to impaired loans	187	96	254
Non-accrual/impaired loans with SBA Guarantees	412	611	374
Interest recognized on impaired loans	37	64	112
Loans past due 90 days and still accruing	370	578	1,067

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

Changes in the allowance for loan losses are as follows:

	2009	2008	2007

Balance, beginning of year	$586,673	$589,526	$561,409
Provision	235,000	368,000	120,000
Charge-offs	(140,496)	(519,363)	(229,557)
Recoveries	46,220	148,510	137,674
Balance, end of year	$727,397	$586,673	$589,526

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.  At December 31, 2009, approximately 39.9% of the Bank’s commercial loan portfolio was concentrated in loans made to religious organizations.

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	Estimated
	useful life	2009	2008

Buildings and leasehold improvements	10-15 years	$1,679,142	$1,655,273
Furniture and equipment	3- 7 years	1,257,699	1,197,105
		2,936,841	2,852,378
Less accumulated depreciation		(1,578,545)	(1,230,064)
		$1,358,296	$1,622,314

Depreciation expense on fixed assets totaled $348,481, $304,657, and $276,508 for the years ended December 31, 2009, 2008, 2007, respectively.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements.  The amount of expense for operating leases for the years ended December 31, 2009, 2008, and 2007 was $416,201, $394,396, and $384,179, respectively. Future minimum lease payments under operating leases are as follows:

Year ending December 31,	Operating leases

2010	$438,664
2011	443,744
2012	462,322
2013	472,211
2014	482,162
Thereafter	884,371

Total minimum lease payments	$3,183,474

6.  DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2010	$19,804
2011	488
2012	161
2013	198
2014	75
Thereafter	59

$20,785

7.   BORROWINGS

At December 31, 2009,  the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.  As of December 31, 2009 and 2008, the Bank had no borrowings outstanding.

8.	INCOME TAXES

At December 31, 2009, the Bank has net operating loss carry forwards of approximately $5,120,000 for income tax purposes that expire in 2012 through 2026.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

8.	INCOME TAXES-continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $2,468,356 and $2,300,917 as of December 31, 2009 and 2008, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s deferred tax assets are as follows:

	December 31,
	2009	2008

Deferred tax assets(liabilities):
Provision for loan losses	$147,544	$92,057
Unrealized gain on investment securities	(24,707)	(11,577)
Depreciation	391,666	402,618
Net operating loss carryforwards	1,763,240	1,672,613
Other, net	122,825	121,700
Valuation allowance for deferred tax assets	(2,400,568)	(2,277,411)
Net deferred tax assets	$-	$-

	2009	2008

Effective rate reconciliation:
Tax at statutory rate (34%)	$(185,344)	$(222,190)
Nondeductible expenses	5,191	5,608
Increase in valuation allowance	123,157	115,202
Other	26,260	101,380
Total tax expense	$-	$-

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2006.

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

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, 2007

Summaries of the Bank’s financial instrument commitments are as follows:

	2009	2008

Commitments to extend credit	$8,558,100	$10,968,300
Outstanding letters of credit	-	-

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

10. FAIR VALUE

Fair Value Measurements

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Bank groups its assets and liabilities carried at fair value in three levels as follows:

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, 2007

Level 1
	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs
	Quoted prices for similar assets or liabilities in active markets.
	Quoted prices for identical or similar assets or liabilities in markets that are not active.

Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

Level 3 Inputs
	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.

These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Value on a Recurring Basis

Securities Available for Sale:  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities include U.S. agency securities and mortgage backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets and liabilities on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009 Investment securities available-for-sale	$1,863	$1.29	$1,734	-
December 31, 2008 Investment securities available-for-sale	$2,665	$1.28	$2,537	-

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheets.  The valuation allowance for impaired loans at December 31, 2009 and December 31, 2008 was $187,000 and $96,000 respectively.   The increase in fair value of impaired loans during 2009 and 2008 was $959,000 and $943,000 respectively.

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2009, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2009.

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009 Assets: Impaired Loans	$3,394	-	-	$3,394
December 31, 2008 Assets: Impaired Loans	$2,435	-	-	$2,435

   Fair Value of Financial Instruments

FASB ASC Topic 825 “Disclosure About Fair Value of Financial Instruments”, requires the disclosure of the estimated fair value of financial instruments.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or non recurring basis are discussed above.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

Investment securities: Fair values for investment securities available for sale are as described above.  Investment securities held to maturity are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying amount of accrued interest receivable approximates fair market value.

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non performance risk.  Prepayments and discount rates were based on current marketplace estimates and rates.  Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.  The carrying amount of accrued interest receivable approximates fair market value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts).  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation.  The Treasury Yield Curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum. The carrying amount of accrued interest payable approximates fair market value.

Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.  Such amounts were not significant.

The fair value of financial instruments at year-end are presented below:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$6,290	$6,290	$5,471	$5,471
Investment securities	11,834	11,883	12,555	12,681
Loans, net of allowance for loan losses	46,860	46,707	48,077	48,416
Interest receivable	421	421	433	433
Liabilities:
Demand deposits	24,219	24,219	23,134	23,134
Savings deposits	15,302	15,302	16,668	16,668
Time deposits	20,785	20,785	21,102	21,102
Interest Payable	64	64	127	127

UNITED BANCSHARES, INC. AND SUBSIDIARY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  December 31, 2009, 2008, and 2007

11.  EMPLOYEE COMPENSATION

In November 2004, the Bank renewed the employment agreements of its chief executive officer and its chief financial officer covering such items as salaries, bonuses and benefits for three years.   These agreements provide for guaranteed minimum annual compensation over the term of the contracts.  In 1998, the Company adopted a Stock Option Plan with the approval of its shareholders. The Stock Option Plan provides for the granting of options at the fair market value of the Company’s common stock at the time the options are granted.  Each option granted under the Stock Option Plan may be exercised within a period of ten years from the date of grant.  However, no option may be exercised within one year from the date of grant.  All options previously granted in 1998 expired during 2008.  There were no new grants subsequently made.  As a result, there was no compensation cost charged against income for the Plan for the years ended December 31, 2009, 2008 or 2007.  There were no options are outstanding or available for grant at December 31, 2009 or 2008.

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets
	December 31, 2009
(Dollars in thousands)	2009	2008
Assets:
Cash and cash equivalents	$117	$189
Investment in United Bank of Philadelphia	7,415	7,861
Total assets	$7,532	$8,050

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(7,280)	(6,736)
Net unrealized holding gains on securities available-for-sale	50	24

Total shareholders’ equity	7,532	8,050

Total liabilities and shareholders’ equity	$7,532	$8,050

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

Condensed Statements of Operations
Years ended December 31, 2009
(Dollars in thousands)	2009	2008	2007
Other Expenses	$(72)	$(61)	$(26)
Equity in net (loss) income of subsidiary	$(473)	$(592)	$75
Net (loss) income	$(545)	$(653)	$47

Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(545)	$(653)	$47
Adjustments:
Increase (decrease) in liabilities	-	(3)	(8)
Equity in net (loss) income of subsidiary	473	592	(75)
Net cash provided by operating activities	(72)	(64)	(36)
Cash and cash equivalents at beginning of year	189	253	289
Cash and cash equivalents at end of year	$117	$189	$253

13.  REGULATORY MATTERS

The Bank engages in the commercial banking business, with a particular focus on serving African Americans, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank’s service area.  As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the FDIC and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Effective January 1, 2009, the FDIC became the Bank’s primary regulator after it voluntarily surrendered its Federal Reserve Membership.

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

The most recent notification from the Bank’s regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt and corrective action.  Prompt corrective action provisions are not applicable to bank holding companies. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.   The Bank’s growth and other operating factors may have an adverse effect on its capital ratios.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

The Company and the Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk-
weighted assets:
Consolidated	$7,407	15.57%	$3,815	8.00%	N/A
Bank	7,290	15.33	3,806	8.00%	$4,759	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	6,811	14.32	1,907	4.00%	N/A
Bank	6,694	14.07	1,903	4.00%	$2,854	6.00%
Tier I capital to average assets:
Consolidated	6,811	10.08	2,708	4.00%	N/A
Bank	6,694	9.91	2,703	4.00%	$3,379	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital to risk-
weighted assets:
Consolidated	$7,765	16.57%	$3,768	8.00%	N/A
Bank	7,576	16.17	3,749	8.00%	$4,686	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	7,178	15.32	1,884	4.00%	N/A
Bank	6,989	14.91	1,874	4.00%	$2,812	6.00%
Tier I capital to average assets:
Consolidated	7,178	10.27	2,804	4.00%	N/A
Bank	6,989	10.00	2,795	4.00%	$3,493	5.00%

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

 UNITED BANCSHARES, INC. AND SUBSIDIARY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  December 31, 2009, 2008, and 2007

15.  EARNINGS PER SHARE COMPUTATION

Net income (loss) per common share is calculated as follows:
	Year ended December 31, 2009
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(545,129)
Basic EPS
Loss available to common stockholders	$(545,129)	1,068,588	$(0.51)
Fully Diluted EPS
Loss available to common stockholders	$(545,129)	1,068,588	$(0.51)

	Year ended December 31, 2008
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(653,499)
Basic EPS
Loss available to common stockholders	$(653,499)	1,068,588	$(0.61)
Fully Diluted EPS
Loss available to common stockholders	$(653,499)	1,068,588	$(0.61)

	Year ended December 31, 2007
	Income	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$47,287
Basic EPS
Income available to common stockholders	$47,287	1,068,588	$0.04
Fully Diluted EPS
Income available to common stockholders	$47,287	1,068,588	$0.04

Options to purchase 29,694 shares of common stock are not included in the computation of diluted EPS for the years ended December 31, 2007 noting that such inclusion would be anti-dilutive.

The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2009, 2008, and 2007

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2009 and 2008, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

        (Dollars in thousands)
	2009
	Fourth	Third	Second	First
	quarter	quarter	Quarter	Quarter

Interest income	$845	$907	$927	$921
Interest expense	91	111	125	149
Net interest income	754	796	802	772
Provision for loan losses	30	145	30	30
Net interest after provision for loan losses	724	651	772	742
Noninterest income	306	417	313	276
Noninterest expense	1,227	1,200	1,166	1,155
Net loss	(196)	(132)	(80)	(137)
Basic loss per common share	$(0.18)	$(0.12)	$(0.08)	$(0.13)
Diluted earnings per common share	$(0.18)	$(0.12)	$(0.08)	$(0.13)

        (Dollars in thousands)
	2008
	Fourth	Third	Second	First
	quarter	quarter	quarter	quarter

Interest income	$965	$1,042	$1,033	$1,040
Interest expense	174	180	192	244
Net interest income	791	862	841	796
Provision for loan losses	75	278	15	-
Net interest after provision for loan losses	716	584	826	796
Noninterest income	313	276	312	308
Noninterest expense	1,224	1,208	1,181	1,172
Net income(loss)	$(195)	$(348)	$(44)	$ (68)
Basic earnings(loss) per common share	$(0.18)	$(0.32)	$(0.04)	$(0.06)
Diluted earnings per common share	$(0.18)	$(0.32)	$(0.04)	$(0.06)

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009

UNITED BANCSHARES, INC.

EXHIBITS