Form 10-Q
period 2010-03-31
UNITED BANCSHARES INC /PA
filed 2010-05-17
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes _X_ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of April 30, 2010, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at April 30, 2010.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued and 31,308 shares are held in treasury stock as of April 30, 2010.

FORM 10-Q

Item1. Consolidated Statements of Condition (unaudited)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$2,107,738	$2,495,359
Interest bearing deposits with banks	304,205	303,485
Federal funds sold	3,769,000	3,491,000
Cash & cash equivalents	6,180,943	6,289,844

Investment securities:
Held-to-maturity, at amortized cost (fair value of $9,881,966
and $10,019,986 at March 31, 2010 and December 31, 2009, respectively)	9,751,633	9,970,807
Available-for-sale, at fair value	1,595,578	1,862,993

Loans , net of unearned discount	46,667,300	47,587,112
Less: allowance for loan losses	(642,295)	(727,397)
Net loans	46,025,005	46,859,715

Bank premises & equipment, net	1,319,250	1,358,296
Accrued interest receivable	431,523	421,292
Other real estate owned	474,697	0
Core deposit intangible	625,448	669,967
Prepaid expenses and other assets	833,089	884,879
Total Assets	$67,237,165	$68,317,793

Liabilities & Shareholders' Equity
Liabilities:
Demand deposits, non-interest bearing	$13,740,706	$14,030,712
Demand deposits, interest bearing	10,452,369	10,188,990
Savings deposits	14,680,228	15,302,458
Time deposits, $100,000 and over	12,341,652	12,367,359
Time deposits	8,375,309	8,417,102
Total deposits	59,590,265	60,306,621

Accrued interest payable	57,125	63,954
Accrued expenses and other liabilities	252,393	415,942
Total Liabilities	59,899,783	60,786,517

Shareholders' equity:
Preferred Stock, Series A, non-cumulative, 6%, $.01 par value,
500,000 shares authorized, 136,842 issued	1,368	1,368
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 common shares and 31,308 preferred shares, at cost	0	0
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(7,471,259)	(7,280,793)
Accumulated other comprehensive income	46,737	50,163
Total Shareholders' equity	7,337,382	7,531,276
	$67,237,165	$68,317,793

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2010	2009
Interest Income:
Interest and fees on loans	$693,231	$768,500
Interest on investment securities	115,982	148,225
Interest on Federal Funds sold	2,079	2,346
Interest on time deposits with other banks	726	1,774
Total interest income	812,018	920,845

Interest Expense:
Interest on time deposits	52,508	110,169
Interest on demand deposits	19,615	26,820
Interest on savings deposits	3,735	11,795
Total interest expense	75,858	148,784

Net interest income	736,160	772,061

Provision for loan losses	30,000	30,000
Net interest income after provision for
loan losses	706,160	742,061

Noninterest income:
Customer service fees	105,611	115,521
ATM activity fees	90,829	112,662
Loan syndication fees	30,000	30,000
Other income	40,900	17,721
Total noninterest income	267,340	275,904

Noninterest expense
Salaries, wages, and employee benefits	428,846	380,129
Occupancy and equipment	254,015	282,864
Office operations and supplies	72,805	70,636
Marketing and public relations	3,264	33,306
Professional services	68,052	59,809
Data processing	115,776	143,934
Deposit insurance assessments	35,324	10,000
Other noninterest expense	185,884	174,444
Total noninterest expense	1,163,966	1,155,122

Net loss	$(190,466)	$(137,157)

Loss per share-basic and diluted	$(0.18)	$(0.13)

Comprehensive loss	$(193,892)	$(117,996)

Weighted average number of shares	1,065,088	1,065,088

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities
Net loss	(190,466)	$(137,157)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	30,000	30,000
Depreciation and amortization	126,092	141,870
Decrease in accrued interest receivable and other assets	41,559	(22,073)
Increase in accrued interest payable and other liabilites	(170,378)	(103,540)
Net cash used in operating activities	(163,193)	(90,900)

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(1,765,906)	(3,650,320)
Proceeds from maturity and principal reductions of investments-Available-for-Sale	262,533	87,002
Proceeds from maturity and principal reductions of investments-Held-to-Maturity	1,976,391	3,414,175
Net decrease (increase) in loans	330,013	(115,057)
Purchase of premises and equipment	(32,383)	(16,796)
Net cash provided by (used in) investing activities	770,648	(280,996)

Cash flows from financing activities
Net (decrease) increase in deposits	(716,356)	1,065,284
Net cash (used in) provided by financing activities	(716,356)	1,065,284

(Decrease) increase in cash and cash equivalents	(108,901)	693,388

Cash and cash equivalents at beginning of period	6,289,844	5,471,471

Cash and cash equivalents at end of period	$6,180,943	$6,164,859

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$82,687	$114,740
Noncash transfer of loans to othe real estate owned	$474,697	$0

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2009 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2010 and December 31, 2009 and the consolidated results of its operations for the three month periods ended March 31, 2010 and 2009, and its consolidated cash flows for the three months ended March 31, 2010 and 2009.

Accounting Standards Codification.
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) is the FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

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

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended March 31, 2010 and 2009 was $193,892 and $117,996, respectively. The difference between the Company’s net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Basic:
Net loss available to common shareholders	$190,466	$137,157
Average common shares outstanding-basic	1,035,088	1,035,088
Net loss per share-basic	$(0.18)	$(0.13)
Fully Diluted:
Average common shares-fully diluted	1,035,088	1,035,088
Net loss per share-fully diluted	$(0.18)	$(0.13)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4.   New Authoritative Accounting Guidance

As discussed in Note 1, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”.  New authoritative accounting guidance (Accounting Standards Update No. 2010-6) provides amendments to ASC Topic 820 that require new disclosures as follows: 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new authoritative guidance also clarifies existing disclosures as follows: 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. These new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. These disclosures did not have a significant impact on the Company’s financial statements, however, refer to Note 6. Fair Value.

FASB ASC Topic 860, “Transfers and Servicing”.  The new authoritative accounting guidance under amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting during the period.  This new authoritative accounting guidance under was effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

 5.  Investment Securities

The following is a summary of the Company's investment portfolio as of March 31, 2010:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Other-than-temporary impairments in OCI	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,397,014	$69,757	$-	$-	$1,466,771
Investments in mutual funds	128,807	-			128,807
	$1,525,821	$69,757	$-	$-	$1,595,578
Held-to-maturity:
U.S. government agencies	$6,083,416	$6,993	$(22,603)	-	$6,067,806
Government Sponsored Enterprises residential mortgage-backed securities	3,668,217	157,630	(11,686)	-	3,814,161
	$9,751,633	$164,623	$(34,289)	-	$9,881,966

The following is a summary of the Company's investment portfolio as of December 31, 2009:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Other-than-temporary impairments in OCI	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,659,353	$74,870	$-	$-	$1,734,223
Investments in mutual funds	128,770	-			128,770
	$1,788,123	$74,870	$-	$-	$1,862,993
Held-to-maturity:
U.S. government agencies	$6,574,668	$8,898	$(101,293)	-	$6,482,273
Government Sponsored Enterprises residential mortgage-backed securities	3,396,139	153,433	(11,859)	-	3,537,713
	$9,970,807	$162,331	$(113,152)	-	$10,019,986

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of March 31, 2010, are as follows:

	Amortized Cost	Fair Value
Available-for-Sale:
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,397,014	1,466,771
Total debt securities	$1,397,014	1,466,771
Investments in mutual funds	128,807	128,807
	$1,525,821	$1,595,578

Held to maturity:
Due within one year	$-	$-
Due after one year through three years	-
Due after three years	6,083,416	6,067,806
Government Sponsored Enterprises residential mortgage-backed securities	3,668,217	3,814,161
	$9,751,633	$9,881,966

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$2,606	$(10)	$579	$(12)	$3,185	$(22)
Government Sponsored Enterprises residential mortgage-backed securities	1,020	(12)	-	-	1,020	(12)
Total	$3,626	$(32)	$579	$(12)	$4,205	$(34)

The table below indicates the length of time individual securities, both held-to-maturity and available-for-sale, have been in a continuous unrealized loss position at December 31, 2009 (in thousands):
(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$5,718	$(101)	$-	$-	$5,718	$(101)
Government Sponsored Enterprises residential mortgage-backed securities	510	(12)	-	-	510	(12)
Total	$6,228	$(113)	$-	$-	$6,228	$(113)

U.S. Government and Agency Obligations. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Residential Federal Agency Mortgage-Backed Securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010. As of March 31, 2010, approximately $2.6 million U.S. Agency securities and approximately $1 million Government Sponsored Enterprises residential mortgage-backed securities are included in the continuous loss position for less than 12 months. At March 31, 2010, approximately $579,000 U.S. Agency securities are included in the continuous loss position for more than 12 months.

The Company has a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  On a quarterly basis, we review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value.

It is the policy of the Company to purchase AAA rated securities.  Management has evaluated these securities based upon the considerations noted above, and has determined that, as of March 31, 2010, no OTTI losses exist within the Company’s investment securities portfolio.

6.  Fair Value

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried at fair value in three levels as follows:

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

Fair Value on a Recurring Basis

Securities Available for Sale:  Where quoted prices are available in an active market, securities would be classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow models. Level 2 securities include U.S. agency securities and mortgage backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets and liabilities on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at March 31, 2010	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$1,467	$-	$1,467	$-

Mutual Funds	129	129	-	-

Total	$1,596	$129	$1,467	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2009	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$1,734	$-	$1,734	$-

Mutual Funds	$129	129	-	-

Total	$1,863	$129	$1,734	$-

As of March 31, 2010, the fair value of the Bank’s AFS securities portfolio was $1,596,000.  Over 92% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,467,000 at March 31, 2010.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities  are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as level 2 assets at March 31, 2010.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.

The changes in Level 1 assets and liabilities measured at fair value on a recurring basis are summarized below:

(in 000’s)	Investment securities available-for-sale:
Beginning Balance, December 31, 2009	$129
Purchases, issuances, sales, and paydowns	-
Total gains or losses:
Included in earnings	-
Included in other comprehensive income	-
Ending Balance, March 31, 2010	$129

The changes in Level 2 assets and liabilities measured at fair value on a recurring basis are summarized below:

(in 000’s)	Investment securities available-for-sale
Beginning Balance, December 31, 2009	$1,734
Purchases, issuances, sales, and paydowns	(262)
Total gains or losses:
Included in earnings	-
Included in other comprehensive income	(5)
Ending Balance, March 31, 2010	$1,467

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated statements of financial condition by level within the hierarchy as of March 31, 2010 and December 31, 2009, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2010.

 Carrying Value at March 31, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended March 31, 2010
Impaired Loans	$3,209	$-	$-	$3,209	$-
Other real estate owned (“OREO”)	475	-	-	475	-

Carrying Value at December 31, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended December 31, 2009
Impaired Loans	$3,394	$-	$-	$3,394	$-

Fair value of impaired loans is determined by the fair value of the collateral if the loan is collateral dependent.  Collateral values for loans and other real estate owned are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets.   The valuation allowance for impaired loans at March 31, 2010 was $66,000.  The valuation allowance for impaired loans at December 31, 2009 was $187,000.

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

The fair value of assets and liabilities are depicted below:

	March 31, 2010		December 31, 2009
(in 000’s)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$6,181	$6,181	$6,290	$6,290
Investment securities	11,347	11,478	11,834	11,883
Loans, net of allowance for loan losses	46,025	46,158	46,860	46,707
Interest receivable	432	432	421	421
Liabilities:
Demand deposits	24,193	24,193	24,219	24,219
Savings deposits	14,680	14,680	15,302	15,302
Time deposits	20,717	20,717	20,785	20,785
Interest Payable	57	57	64	64

7. Critical Accounting Policies

Allowance for Loan Losses

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies.   The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses.   All of these factors may be susceptible to significant change.   To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. The following table presents an analysis of the allowance for loan losses.

(in 000’s)	Three months ended March 31, 2010	Three months ended March 31, 2009
Balance at beginning of period	$727	$587
Charge-offs:
Commercial loans	(121)	-
Consumer loans	(10)	(14)
Total charge-offs	(131)	(14)
Recoveries	16	9
Net recoveries(charge-offs)	(115)	(5)
Provision for loan losses	30	30
Balance at end of period	$642	$612

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

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonperforming loans:
Commercial	$2,854	$2,791
Consumer	167	169
Residential Real Estate	143	175
Total	$3,164	$3,135
Total impaired loans	$3,275	$3,581
Specific reserve related to impaired loans	$66	$187

At March 31, 2010, non-accrual loans totaled approximately $3.2 million, relatively unchanged from December 31, 2009. Non-accrual loans primarily include loans with SBA guarantees or strong loan-to-value ratios that help to mitigate potential losses.  Management is actively working with these borrowers to develop suitable repayment plans.

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

Interest and penalties associated with unrecognized tax benefits, if any, would be recognized in income tax expense in the statements of income.

Subsequent Events

In accordance with FASB ASC Topic 855, Subsequent Events, management has evaluated subsequent events through the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of March 31, 2010.

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events) ,the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; and (l) the ability of key third party providers to perform their obligations to UBS and; (m) the Bank and UBS’ success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Overview

The Company had a net loss of approximately $190,000 ($0.18 per common share) for the quarter ended March 31, 2010 compared to a net loss of approximately $137,000 ($0.13 per common share) for the quarter ended March 31, 2009. The increase in the loss in 2010 is primarily the result of a reduction in net interest income due to an increased level of non-accrual loans as well as a lower yield on the investment portfolio.

Unfavorable economic conditions continue to adversely affect the financial services industry in general and the Bank specifically, creating margin compression and increased credit quality challenges.  The following core factors directly impact the ability of the Company to achieve and sustain profitability:

Proactive management of asset quality to minimize credit losses.  The Bank has a high level of noncurrent, nonaccrual and impaired loans.  At March 31, 2010, nonaccrual loans totaled approximately $3.2 million, or almost 7% of gross loans.  The high level of nonaccrual loans have adversely impacted the Bank’s profitability resulting in a reduction in interest income and significant legal and collection costs. Management convenes regular asset quality meetings to review and proactively manage these credits in an attempt to avoid further deterioration in credit quality.  The Bank is working with a collection attorney to assist with its recovery efforts on its impaired loans including forbearance agreements, foreclosure and other collection strategies. To mitigate risk on new origination, the Bank utilizes programs that provide credit enhancements (i.e. Small Business Administration, Department of Transportation, etc.).

The ability to achieve core deposit growth.  Deposit growth continues to be one of management’s primary challenges.  This challenge is compounded by competition from regional and money center banks as well as the current low interest rate environment.  Utilizing its competitive advantage as a community development bank and increased FDIC limits, management has identified and continues to call upon corporations in the region to request core depository relationships to support its small business lending strategies.  Significant corporate relationships generally have long lead times to move beyond the “introduction” phase to a full depository relationship. However, several significant organizations in the region have made commitments to support the Bank’s initiatives with the placement of deposits. In addition, a robust sales, marketing and communications plan for key target markets has been developed to recruit new customers and encourage existing customers to expand their use of banking services.

The ability to control and manage noninterest expense.   The Bank’s level of overhead compared to its peers continues to be high as a result of operating costs associated with multiple branch locations.  These branches are located in the Bank’s targeted low to moderate income neighborhoods.  While the ultimate goal is asset growth to achieve economies of scale, management continues its cost control efforts through total employee involvement. Processes and protocols are in place to facilitate discussions that drive reductions in expenses on an ongoing basis. The goal is to ensure that the Bank is doing more with less and paying attention to details. Savings have already been realized in the area of data processing with the implementation of branch capture in late 2009. Management will continue to seek additional savings and efficiencies.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2010	Quarter ended March 31, 2009
Net interest income	$736	$772
Provision for loan losses	30	30
Noninterest income	267	276
Noninterest expense	1,164	1,155
Net loss	(190)	(137)
Loss per share-basic and diluted	(0.18)	(0.13)

Balance sheet totals:	March 31, 2010	December 31, 2009
Total assets	$67,237	$68,318
Loans, net	$46,025	$46,860
Investment securities	$11,347	$11,836
Deposits	$59,590	$60,304
Shareholders' equity	$7,337	$7,531

Ratios*:	Quarter ended March 31, 2010	Quarter ended March 31, 2010
Loss on assets	(1.12%)	(0.80%)
Loss on equity	(11.12%)	(6.92%)
*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $647,000, or 1.02%, during the quarter ended March 31, 2010 compared to the quarter ended December 31, 2009. Average funding sources increased approximately $120,000, or 0.20%, during the quarter ended March 31, 2010 compared to the quarter ended December 31, 2009.  The increase is primarily a result of temporary increases in deposit balances of several customers.

Sources and Uses of Funds Trends

	March 31, 2010			December 31. 2009
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$47,661	$(468)	(0.97)%	$48,129
Investment securities
Held-to-maturity	9,970	139	1.41	9,831
Available-for-sale	1,668	(414)	(19.88)	2,082
Federal funds sold	3,348	95	2.92	3,253
Balances with other banks	304	1	0.33	303
Total uses	$62,951	$(647)	$(1.02)%	$63,598
Funding sources:
Demand deposits
Noninterest-bearing	$13,784	$1,141	9.02%	$12,643
Interest-bearing	10,305	(435)	(4.05)	10,740
Savings deposits	14,777	(659)	(4.27)	15,436
Time deposits	20,887	73	0.35	20,814
Total sources	$59,753	$120	0.20%	$59,633

Loans

Average loans declined approximately $468,000, or 0.97%, during the quarter ended March 31, 2010.  While commercial loan fundings during the quarter totaled approximately $130,000, they were offset by the transfer of a $474,000 commercial real estate relationship to bank ownership following foreclosure and Sheriff’s sale actions.  Although the economy is slowly growing out of recession, the Bank continues to maintain stringent underwriting standards especially related to non-owner occupied real estate lending.  Management is focused on traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs are available.

The Bank’s loan portfolio is concentrated in commercial loans that comprise $36.2 million, or 77.5%, of total loans at March 31, 2010. Approximately $17.6 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2010 were $14.3 million, or 39.6%, of the commercial portfolio.   Management has heightened its monitoring of this concentration to proactively identify and manage credit risk in light of the current unemployment rate of 10% that may impact the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:
	March 31, 2010	December 31, 2009
Commercial real estate	$32,086,934	$32,581,925
Commercial and industrial	4,078,982	4,066,016
Consumer	5,372,695	5,625,799
Residential	5,128,689	5,313,372
Total	46,667,300	47,587,112
Less allowance for loan losses	(642,295)	(727,397)
Net loans	$46,025,005	$46,859,715

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 1.38% at March 31, 2010, compared to 1.53% at December 31, 2009.  The decline is the result of the charge-off of one credit totaling $120,000 during the quarter ended March 31, 2010.  This credit had previously been identified as impaired and was fully reserved.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans declined from approximately $3.6 million at December 31, 2009 to approximately $3.3 million at March 31, 2010.  The decline is related to the charge-off of one credit totaling $120,000 and the foreclosure and transfer to “other real estate owned” of another credit totaling $475,000.  Specific reserves related to impaired loans totaled approximately $66,000 and $187,000, respectively, at March 31, 2010 and December 31, 2009.  Loans to religious organizations represented approximately $128,000 of total impaired loans.  The Bank is working with a collection attorney to assist with its recovery efforts on its impaired loans including forbearance agreements, foreclosure and other collection strategies.  Based on a recent evaluation, the risk related to these credits is mitigated by strong collateral positions in real estate or guarantees of the SBA of approximately $412,000.

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

The percentage of allowance to nonperforming loans at March 31, 2010 has improved from 19.2% at December 31, 2009 to 20.3% primarily as a result of the charge-off of one fully reserved credit totaling $120,000.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	March 31, 2010	December 31, 2009
Allowance for loan losses	$642	$727
Total Impaired Loans (includes non-accrual loans)	$3,275	$3,581
Total non-accrual loans	$3,164	$3,783
Allowance for loan losses as a percentage of:
Total Loans	1.38%	1.53%
Total nonperforming loans	20.3%	19.2%
Net(charge-offs) recoveries as a percentage of average loans *	(0.97%)	(0.19%)
Annualized

There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities decreased on average by approximately $275,000, or 2.31%, during the quarter ended March 31, 2010 from the quarter ending December 31, 2009.  The yield on the investment portfolio declined to 4.07% at March 31, 2010 compared to 4.24% at December 31, 2009 as a result of increased prepayment speeds and the call of higher yielding agency securities during the quarter.  The duration of the portfolio remains relatively short at 1.8 years. At March 31, 2010, 55%, or $6 million, of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Home foreclosures in the current recessionary economy and lower interest rates have resulted in increased prepayment speeds and shortened duration.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2010, average deposits increased approximately $120,000, or 0.20%, from the quarter ending December 31, 2009.  There was an increase of $1,141,000, or 9.02%, in noninterest checking account balances but this increase was offset by decreases in savings and interest checking balances.  Savings account balances decreased approximately $659,000, or 4.27%. During the current period of high unemployment, deposit attrition has occurred as a result of increased liquidity needs of customers.   There was a sharp decline in the Bank’s average interest bearing checking accounts that decreased approximately $435,000, or 4.05% primarily as the result of the usage of annual grant funds received by one non-profit customer.  Management continues to make a concerted effort to attract and retain core deposits from existing commercial loan customers to stabilize and grow deposit levels.

Utilizing its competitive advantage as a community development bank and increased FDIC limits, management has identified and continues to call on corporations in the region to request core depository relationships to support its small business lending strategies. Significant corporate relationships generally have long lead times to move beyond the “introduction” phase to a full depository relationship.  However, several significant organizations in the region have made commitments to support the Bank’s initiatives with the placement of deposits that are projected to be received in the quarter ending June 30, 2010.

Certificates of deposit increased on average by $73,000, or 0.35%, from the quarter ended December 31, 2009. While the Bank has approximately $12.3 million in certificates of deposit with balances of $100,000 or more, approximately $8 million, or 65%, of these deposits are with governmental or quasi-governmental entities that have a long history with the Bank and are considered stable. Based on discussions with these entities, no further reduction in certificates held is anticipated.  In March 2010, the Bank was notified that it has been awarded an additional $5 million deposit from the City of Philadelphia for which a certificate of deposit was established in April 2010.  While the new certificate has a maturity of less than one year, it is anticipated that these funds will take on similar characteristics of the existing long-term depository relationship the Bank has with the City.

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

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. The Bank's financial instrument commitments are summarized below:

	March 31, 2010	December 31, 2009
Commitments to extend credit	$7,453,000	$8,558,100

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2010, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $6.2 million, or 9.2% of total assets, which is consistent with December 31, 2009.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:

•	Seek additional non-public deposits from existing private sector customers
•	Sell participations of existing commercial credits to other financial institutions in the region

Liquidity levels continue to be adequate.  Therefore, it was not necessary to sell loan participations to other institutions during the quarter ended March 31, 2010.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Capital Resources

Total shareholders' equity declined approximately $194,000 compared to December 31, 2009 as a result of a net loss of approximately $190,000 during quarter ended March 31, 2010 coupled with another comprehensive loss of approximately $4,000 from a reduction in unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  At March 31, 2010, the Bank is deemed "well capitalized."  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions. The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.

	Company	Company
(thousands of dollars, except percentages)	March 31, 2010	December 31, 2009
Total Capital	$7,338	$7,521
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(672)	(720)
Tier 1 Capital	6,666	6,811
Tier 2 Capital	590	596
Total Qualifying Capital	$7,256	$7,407
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,114	$47,569
Tier 1 Risk-Based Capital Ratio	14.15%	14.32%
Tier 2 Risk-Based Capital Ratio	15.40%	15.57%
Leverage Ratio	9.85%	10.08%

	Bank	Bank
Total Capital	$7,226	$7,414
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(672)	(720)

Tier 1 Capital	6,554	6,694
Tier 2 Capital	590	596
Total Qualifying Capital	$7,144	$7,290
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$47,114	$47,569
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 6.00%)	13.91%	14.07%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 10.00%)	15.16%	15.33%
Leverage Ratio (Minimum Ratio- 5. 00%)	9.78%	9.91%

Results of Operations
Summary

The Company had a net loss of approximately $190,000 ($0.18 per common share) for the quarter ended March 31, 2010 compared to a net loss of approximately $137,000 ($0.13 per common share) for the quarter ended March 31, 2009. The increase in the loss in 2010 is the result of a reduction in net interest income due to an increased level of non-accrual loans as well as a lower yield on the investment portfolio.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended March 31, 2010			Three months ended March 31, 2009
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$47,661	$693	5.82%	$48,830	$769	6.30%
Investment securities-HTM	9,970	100	4.01	9,971	118	4.73
Investments securities-AFS	1,668	16	3.84	2,589	30	4.63
Federal funds sold	3,348	2	0.24	3,067	2	0.26
Interest bearing balances with other banks	304	1	1.32	297	2	2.69
Total interest-earning assets	62,951	812	5.16	64,754	921	5.69
Interest-bearing liabilities
Demand deposits	10,305	20	0.78	10,935	27	0.99
Savings deposits	14,777	4	0.11	16,473	12	0.29
Time deposits	20,887	52	1.00	20,895	110	2.11
Total interest-bearing liabilities	45,969	76	0.66	48,303	149	1.23
Net interest earnings		$736			$772
Net yield on interest-earning assets			4.68%			4.77%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $36,000, or 4.66%, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The yield on earning assets for the quarter ended March 31, 2010 declined to 5.16% from 5.69% for the same quarter in 2009. While the yield on earning assets decreased 53 basis points, the cost of interest-bearing liabilities declined 57 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. As a result, margin compression was minimized to 9 basis points. The reduction in the Bank’s net interest income during the quarter ended March 31, 2010 compared to 2009 is primarily related to an increase in the level of non-accrual loans, a lower yield on the investment portfolio because of calls of higher yielding bonds, and a $1.8 million reduction in interest earning assets.  Management continues to focus on reducing the level of nonaccrual loans and growing its core assets to increase net interest income.  In addition, rates on loan and deposit products continue to be reviewed and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses
Provisions for loan losses were $30,000 for the quarter ended March 31, 2010 and 2009. Provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income declined approximately $9,000, or 3.10%, for the quarter ended March 31, 2010, compared to the same quarter in 2009 primarily as a result of a reduction in ATM activity fees.

Customer service fees declined by approximately $10,000, or 8.58%, for the quarter ended March 31, 2010, compared to 2009. The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees declined approximately $22,000, or 19.38%, for the quarter ended March 31, 2010, compared to 2009.   Consistent with trends in the industry, the Bank has experienced a significant reduction in ATM usage as consumers move to electronic payment methods utilizing debit and credit cards versus cash. Management continues its efforts to identify potentially high volume exclusive locations for the placement of new ATMs including casinos and correctional facilities.  In addition, methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated.

Noninterest Expense

Salaries and benefits increased approximately $49,000, or 12.82%, for the quarter ended March 31, 2010 compared to 2009. The increase in 2010 is related to the hiring of additional staff in business development and commercial lending in 2009 as well as a cost of living increase in awarded to staff during the quarter ended March 31, 2010. Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense decreased approximately $29,000, or 10.20%, for the quarter ended March 31, 2010 compared to 2009. The reduction in 2009 is attributable to lower depreciation expense as a result of computer equipment and furniture becoming fully depreciated and a negotiated reduction in Use and Occupancy Tax the Bank pays to the City of Philadelphia.

Office operations and supplies expense increased approximately $2,000, or 3.07%, for the quarter ended March 31, 2010 compared to 2009. The increase is primarily related to October 2009 conversion to branch capture that resulted in increased supplies expense because of the requirement to purchase new customer forms (i.e. deposit and withdrawal tickets) as well as increased telephone expense as a result of the installation of new lines to complete the electronic transmission of data. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if additional expense reductions can be made.

Marketing and public relations expense decreased approximately $30,000, or 90.20%, for the quarter ended March 31, 2010 compared to 2009. All formal marketing in radio and print was curtailed during 2009 in favor of more direct outreach through office receptions and direct calling by business development staff.

Professional services expense increased approximately $8,000, or 13.78%, for the quarter ended March 31, 2010 compared to 2009. The increase is primarily related to a higher level consulting fees related to the development and review of the Bank’s 2010 strategic plan.

Data processing expenses declined approximately $28,000, or 19.56%, for the quarter ended March 31, 2010 compared to 2009. In September 2009, negotiations for contract extensions were completed that resulted in a reduction in core processing fees.  In addition, in October 2009, the Bank converted to an electronic transmission of its items processing by utilizing “Check 21” and branch capture processing that resulted in a reduction in its items processing fees.

Federal deposit insurance assessments increased approximately $25,000, or 253%, for the quarter ended March 31, 2010 compared to 2009.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  In 2006, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the Bank had an assessment credit to offset a portion of its premium. The assessment credit continued to be used to reduce deposit premiums that would otherwise have been due through 2009 when they were completely exhausted.

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

At March 31, 2010, an asset sensitive position is maintained on a cumulative basis through 1 year of 5.39% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more susceptible to declining interest rates.  However, with rates at historical lows, there is not a high probability that rates will decline further.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2010, the change in the market value of equity in a +200 basis point interest rate change is -22.1% approaching the Bank’s policy limit of 25%.  Management will continue to work to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities. However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at March 31, 2010.

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

As of the date of this report, there have not been any changes in the Company’s internal controls over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K.  The risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Reserved.

None

Item 5.  Other Information.

None

Item 6. Exhibits.

a)           Exhibits.

Exhibit 31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

UNITED BANCSHARES, INC.

Date: May 17, 2010	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 17, 2010	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

28

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