Form 10-Q
period 2010-06-30
UNITED BANCSHARES INC /PA
filed 2010-08-16
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ____ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of $0.01 par value Series A Preferred Stock.

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of July 30, 2010, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at July 30, 2010.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued and 31,308 shares are held in treasury stock as of July 30, 2010.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item 1.Consolidated Statements of Condition (unaudited)
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$2,373,440	$2,495,359
Interest bearing deposits with banks	304,376	303,485
Federal funds sold	4,191,000	3,491,000
Cash & cash equivalents	6,868,816	6,289,844

Investment securities:
Held-to-maturity, at amortized cost (fair value of $15,170,784	14,789,900	9,970,807
and $10,019,986. at June 30, 2010 and December 31, 2009, respectively)
Available-for-sale, at fair value	1,526,590	1,862,993

Loans, net of unearned discount	47,124,264	47,587,112
Less: allowance for loan losses	(845,186)	(727,397)
Net loans	46,279,078	46,859,715

Bank premises & equipment, net	1,251,544	1,358,296
Accrued interest receivable	388,780	421,292
Other real estate owned	689,084	0
Core deposit intangible	580,928	669,967
Prepaid expenses and other assets	757,566	884,879
Total Assets	$73,132,286	$68,317,793

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	13,244,361	14,030,712
Demand deposits, interest bearing	12,320,811	10,188,990
Savings deposits	14,582,635	15,302,458
Time deposits, $100,000 and over	17,493,278	12,367,359
Time deposits	8,250,448	8,417,102
	65,891,533	60,306,621

Accrued interest payable	76,224	63,955
Accrued expenses and other liabilities	383,400	415,943
Total Liabilities	66,351,156	60,786,519

Shareholders' equity:
Preferred Stock, Series A, non-cumulative., 6%, $.01 par value,	1,368	1,368
500,000 shares authorized, 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 shares and 31,308 shares preferred, at cost	0	0
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(8,032,628)	(7,280,793)
Accumulated other comprehensive income	51,853	50,163
Total Shareholders' equity	6,781,129	7,531,274
Total liabilities and shareholders' equity	$73,132,286	$68,317,793

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$688,509	$788,671	$1,381,740	$1,557,171
Interest on investment securities	156,176	135,257	272,158	283,482
Interest on Federal Funds sold	2,910	1,997	4,989	4,343
Interest on time deposits with other banks	176	1,792	902	3,566
Total interest income	847,771	927,717	1,659,789	1,848,562

Interest Expense:
Interest on time deposits	53,130	93,128	105,638	203,297
Interest on demand deposits	19,890	23,438	39,505	50,258
Interest on savings deposits	3,584	9,293	7,319	21,088
Total interest expense	76,604	125,859	152,462	274,643

Net interest income	771,167	801,858	1,507,327	1,573,919

Provision for loan losses	377,000	30,000	407,000	60,000
Net interest income less provision for
loan losses	394,167	771,858	1,100,327	1,513,919

Noninterest income:
Customer service fees	112,555	120,629	218,166	236,150
ATM activity fees	94,844	118,519	185,673	231,181
Loan syndication fees	50,000	50,000	80,000	80,000
Other income	43,809	24,718	84,709	42,439
Total noninterest income	301,208	313,866	568,548	589,770

Non-interest expense
Salaries, wages, and employee benefits	441,506	401,198	870,352	781,327
Occupancy and equipment	255,225	274,316	509,240	557,180
Office operations and supplies	69,131	70,146	141,936	140,782
Marketing and public relations	9,485	2,415	12,749	35,721
Professional services	99,001	65,850	167,053	125,659
Data processing	117,117	135,362	232,893	279,296
Deposit insurance assessments	35,829	18,000	71,153	28,000
Other noninterest expense	229,450	197,932	415,333	372,376
Total non-interest expense	1,256,744	1,165,219	2,420,709	2,320,341

Net loss	$(561,369)	$(79,495)	$(751,834)	$(216,652)

Loss per share-basic and diluted	$(0.54)	$(0.08)	$(0.73)	$(0.21)

Comprehensive loss	$(556,253)	$(77,748)	$(750,144)	$(196,307)
Weighted average number of shares	1,035,088	1,035,088	1,035,088	1,035,088

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(751,834)	$(216,652)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for loan losses	407,000	60,000
Depreciation and amortization	249,617	287,673
Decrease (increase) in accrued interest receivable and other assets	159,825	(35,495)
Increase in accrued interest payable and other liabilites	(20,274)	(4,138)
Net cash provided by operating activities	44,334	91,388

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(10,846,763)	(6,633,093)
Proceeds from maturity and principal reductions of investments-Available-for-Sale	337,144	320,125
Proceeds from maturity and principal reductions of investments-Held-to-Maturity	6,009,940	6,647,255
Net increase in loans	(515,447)	(205,838)
Purchase of premises and equipment	(35,148)	(40,744)
Net cash (used in) provided by investing activities	(5,050,274)	87,705

Cash flows from financing activities
Net increase (decrease) in deposits	5,584,912	(694,457)
Net cash provided by (used in) financing activities	5,584,912	(694,457)

Increase (decrease) in cash and cash equivalents	578,972	(515,364)

Cash and cash equivalents at beginning of period	6,289,844	5,471,471

Cash and cash equivalents at end of period	$6,868,816	$4,956,107

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$140,193	$270,995
Noncash transfer of loans to other real estate owned	$689,084	$0

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2010 and December 31, 2009 and the consolidated results of its operations for the three and six month periods ended June 30, 2010 and 2009, and its consolidated cash flows for the three and six months ended June 30, 2010 and 2009.

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

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended June 30, 2010 and 2009 was $(556,253) and $(77,748), respectively. The Company’s total comprehensive loss for the six months ended June 30, 2010 and 2009 was $(750,144) and $(196,307), respectively.  The difference between the Company’s net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Basic:
Net loss available to common shareholders	($561,369)	($79,495)	($751,834)	($216,652)
Average common shares outstanding-basic	1,035,088	1,035,088	1,035,088	1,035,088
Net loss per share-basic	$ (0.54)	$ (0.08)	$ (0.73)	$ (0.21)
Fully Diluted:
Average common shares-fully diluted	1,035,088	1,035,088	1,035,088	1,035,088
Net loss per share-fully diluted	$ (0.54)	$ (0.08)	$ (0.73)	$ (0.21)

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

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310, "Receivables", amends the current disclosures required by ASC Topic 310. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently evaluating this new disclosure guidance but does not expect it to have an impact on the Company’s financial condition or results of operations.

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

 5.  Investment Securities

The following is a summary of the Company's investment portfolio as of June 30, 2010:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Other-than-temporary impairments in OCI	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,320,350	$77,392	$-	$-	$1,397,742
Investments in mutual funds	128,848	-	-	-	128,848
	$1,449,198	$77,392	$-	$-	$1,526,590
Held-to-maturity:
U.S. government agencies	$9,885,298	$163,212	$-	$-	$10,048,510
Government Sponsored Enterprises residential mortgage-backed securities	4,904,602	217,673	-	-	5,122,275
	$14,789,900	$380,885	$-	$-	$15,170,784

The following is a summary of the Company's investment portfolio as of December 31, 2009:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Other-than-temporary impairments in OCI	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,659,353	$74,870	$-	$-	$1,734,223
Investments in mutual funds	128,770	-	-	-	128,770
	$1,788,123	$74,870	$-	$-	$1,862,993
Held-to-maturity:
U.S. government agencies	$6,574,668	$8,898	$(101,293)	$-	$6,482,273
Government Sponsored Enterprises residential mortgage-backed securities	3,396,139	153,433	(11,859)	-	3,537,713
	$9,970,807	$162,331	$(113,152)	$-	$10,019,986

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2010, are as follows:

	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	-	-
Due after 10 years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,320,350	1,397,742
Total debt securities	$1,320,350	1,397,742
Investments in mutual funds	128,848	128,848
	$1,449,198	$1,526,590
Held to maturity
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	9,598,956	9,755,461
Due after 10 years	286,342	293,048
Government Sponsored Enterprises residential mortgage-backed securities	4,904,602	5,122,275
	$14,789,900	$15,170,784

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

None of the Company’s investments had unrealized losses or have been in a continuous unrealized loss position at June 30, 2010.

The table below indicates the length of time individual securities, have been in a continuous unrealized loss position at December 31, 2009:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$5,718	$(101)	$-	$-	$5,718	$(101)
Government Sponsored Enterprises residential mortgage-backed securities	510	(12)	-	-	510	(12)
Total	$6,228	$(113)	$-	$-	$6,228	$(113)

U.S. Government and Agency Obligations. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Residential Federal Agency Mortgage-Backed Securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

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

Fair Value on a Recurring Basis

Securities Available for Sale (“AFS”):  Where quoted prices are available in an active market, securities would be classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow models. Level 2 securities include U.S. agency securities and mortgage backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets and liabilities on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)			Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,398	$-	$1,398	$-
Mutual Funds	129	129	-	-
Total	$1,527	$129	$1,398	$-

(in 000’s)			Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,734	$-	$1,734	$-
Mutual Funds	$129	129	-	-
Total	$1,863	$129	$1,734	$-

As of June 30, 2010, the fair value of the Bank’s AFS securities portfolio was approximately $1,527,000.  Over 91% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,398,000 at June 30, 2010.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as level 2 assets at June 30, 2010.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended June 30, 2010.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated statements of condition by level within the hierarchy as of June 30, 2010 and December 31, 2009, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2010.

 Carrying Value at June 30, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 6 months ended June 30, 2010
Impaired Loans	$3,172	-	-	$3,172	$(71)

Other real estate owned (“OREO”)	689	-	-	689	-

Carrying Value at December 31, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2009
Impaired Loans	$3,394	-	-	$3,394	$(91)

Fair value of impaired loans is determined by the fair value of the collateral if the loan is collateral dependent.  Collateral values for loans and other real estate owned are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated statements of condition.   The valuation allowance for impaired loans at June 30, 2010 was $258,000.  The valuation allowance for impaired loans at December 31, 2009 was $187,000.

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

The fair value of assets and liabilities are depicted below:

	June 30, 2010		December 31, 2009
(in 000’s)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$6,869	$6,869	$6,290	$6,290
Investment securities	16,316	16,697	11,834	11,883
Loans, net of allowance for loan losses	46,279	46,368	46,860	46,707
Interest receivable	389	389	421	421
Liabilities:
Demand deposits	25,565	25,565	24,219	24,219
Savings deposits	14,583	14,583	15,302	15,302
Time deposits	25,743	25,743	20,785	20,785
Interest Payable	76	76	64	64

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

(in 000’s)	Three months ended June 30, 2010	Three months ended June 30, 2009	Six Months ended June 30, 2010	Six Months Ended June 30, 2009
Balance at beginning of period	$642	$612	$727	$587
Charge-offs:
Commercial loans	(71)	(22)	(192)	(22)
Consumer loans	(107)	(14)	(117)	(28)
Total charge-offs	(178)	(36)	(309)	(50)
Recoveries	4	26	20	35
Net recoveries(charge-offs)	(174)	(10)	(289)	(15)
Provision for loan losses	377	30	407	60
Balance at end of period	$845	$632	$845	$632

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

(Dollars in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Nonperforming loans:
Commercial	$3,156	$2,854	$2,791
Consumer	68	167	169
Residential Real Estate	95	143	175
Total	$3,319	$3,164	$3,135
Total impaired loans	$3,430	$3,275	$3,581
Specific reserve related to impaired loans	$258	$66	$187

At June 30, 2010, non-accrual loans totaled approximately $3.3 million, an increase of approximately $184,000, or 5.87%, compared to December 31, 2009. The increase is primarily concentrated in the commercial loan portfolio for which the economic slow down is creating a reduction in cashflow for several of the Bank’s borrowers.  Non-accrual loans primarily include loans with SBA guarantees or real estate collateral that help to mitigate potential losses.  Management is actively working with these borrowers to develop suitable repayment plans.

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

Subsequent Events

In accordance with FASB ASC Topic 855, Subsequent Events, management has evaluated subsequent events through the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of June 30, 2010.

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

Overview

The Company had a net loss of approximately $561,000 ($0.54 per common share) for the quarter ended June 30, 2010 compared to a net loss of approximately $79,000 ($0.08 per common share) for the quarter ended June 30, 2009. The Company had a net loss of approximately $752,000 ($0.73 per common share) for the six months ended June 30, 2010 compared to a net loss of approximately $217,000 ($0.21 per common share) for the six months ended June 30, 2009. The increase in the loss in 2010 is primarily the result of a higher level of provisions for loan losses, higher loan collection costs, and a reduction in net interest income due to an increased level of non-accrual loans and a lower yield on the investment portfolio.

The Company is operating under unprecedented and difficult economic conditions that have created asset quality challenges including increased levels of delinquent/nonaccrual loans and declining real estate values of underlying collateral. The Philadelphia region lagged most of the country in experiencing the effects of the recession and the real estate “bubble” and has now resulted in reductions in cashflow for some borrowers as well as diminished values associated with real estate that serve as collateral.   During the quarter ended June 30, 2010, the Company increased its provisions for losses to address potential credit exposure.  In addition, management intensified its collection efforts which resulted in increased legal and collection cost and foreclosure-related expenses. While there can be no assurance, management believes it has addressed all significant quality matters related to its loan portfolio.  The following actions are critical to enhancing the Company’s future financial performance:

Proactive management of asset quality to minimize credit losses.  In April, 2010, the Company hired an experienced Senior Lending Officer to lead the Credit Administration and Lending Department that has resulted in a better structured and more “nimble” organization.  Improvements have been made to the collection, underwriting, and customer relationship management practices. Regular asset quality meetings are held to review and proactively manage classified and emerging problem credits to address negative credit quality trends and reduce the risk of potential losses.   Further, to mitigate risk on new originations, the Company may utilize programs that provide credit enhancements in the form of guarantees (i.e. Small Business Administration, Department of Transportation, etc.).

Continued core deposit growth.  Utilizing its competitive advantage as a community development bank and increased FDIC insurance limits, management identified and called upon corporations and institutions in the region to request core depository relationships to support the Bank’s small business lending strategies.   During the quarter ended June 30, 2010, approximately $1 million in new core deposits were received from several entities in the region.  Management will continue to utilize this strategy as well as other retail deposit marketing strategies to achieve deposit growth that is critical to attaining economies of scale and leveraging its capital to maximize the Company’s earnings potential.

Controlling and managing noninterest expense.   Noninterest expenses have escalated as a result of the hiring of additional personnel to oversee credit administration, increased legal and collection cost associated with classified loans and increased FDIC insurance expense.  While the ultimate goal is asset growth to achieve economies of scale, management continues its cost control efforts.  Savings were realized in the area of data processing with the implementation of branch capture in late 2009. However, management will continue to seek additional savings and efficiencies utilizing technology where possible including the introduction of e-statements to reduce postage and an electronic document storage solution to reduce the cost of storage.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended June 30, 2010	Quarter ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Net interest income	$771	$802	$1,507	$1,574
Provision for loan losses	377	30	407	60
Noninterest income	301	314	569	590
Noninterest expense	1,257	1,165	2,421	2,320
Net loss	(561)	(79)	(752)	(217)
Loss per share-basic and diluted	(0.54)	(0.08)	(0.73)	(0.21)

Balance sheet totals:	June 30, 2010	December 31, 2009
Total assets	$73,132	$68,318
Loans, net	$46,279	$46,860
Investment securities	$16,316	$11,834
Deposits	$65,892	$60,307
Shareholders' equity	$6,781	$7,531

Ratios*:	Quarter ended June 30, 2010	Quarter ended June 30, 2009
Loss on assets	(3.07%)	(0.45%)
Loss on equity	(33.10%)	(4.02%)
*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $5,649,000, or 8.97%, during the quarter ended June 30, 2010 compared to the quarter ended March 31, 2010. Average funding sources increased approximately $5,993,000, or 10.03%, during the quarter ended June 30, 2010 compared to the quarter ended March 31, 2010.  The increase is primarily a result of an increase in the deposit balance of one customer.

Sources and Uses of Funds Trends

	June 30, 2010			March 31, 2010
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$47,132	$(529)	(1.11)%	$47,661
Investment securities
Held-to-maturity	14,564	4,594	46.08	9,970
Available-for-sale	1,502	(166)	(9.95)	1,668
Federal funds sold	5,098	1,750	52.27	3,348
Balances with other banks	304	-	0.00	304
Total uses	$68,600	$5,649	8.97%	$62,951
Funding sources:
Demand deposits
Noninterest-bearing	$14,708	$924	6.70%	$13,784
Interest-bearing	11,459	1,154	11.20	10,305
Savings deposits	14,549	(228)	(1.54)	14,777
Time deposits	25,033	4,146	19.85	20,887
Total sources	$65,749	$5,996	10.03%	$59,753

Loans

Average loans declined approximately $529,000, or 1.11%, during the quarter ended June 30, 2010.  While commercial loan fundings during the quarter totaled approximately $931,000, they were offset by payoffs/paydowns, charge-offs totaling approximately $178,000 in the commercial and consumer portfolios and the transfer of approximately $215,000 commercial real estate to bank ownership following foreclosure and Sheriff’s sale actions.  Although the economy is slowly growing out of recession, the Bank continues to maintain stringent underwriting standards especially related to non-owner occupied real estate lending.  The focus is on traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available to mitigate credit risk.

The Bank’s loan portfolio continues to be concentrated in commercial loans that comprise approximately $36.8 million, or 78.1%, of total loans at June 30, 2010, of which approximately $32.4 million are commercial real estate. Approximately $18.9 million of these loans are owner occupied which may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2010 were $14.2 million, or 38.6%, of the commercial portfolio.   Management has heightened its monitoring of this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that may impact the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:
(in 000’s)	June 30, 2010	March 31, 2010	December 31, 2009
Commercial real estate	$32,435,193	$32,086,934	$ 32,581,925
Commercial and industrial	4,359,296	4,078,982	4,066,016
Consumer	5,283,820	5,372,695	5,625,799
Residential	5,045,955	5,128,689	5,313,372
Total	47,124,264	46,667,300	47,587,112
Less allowance for loan losses	(845,186)	(642,295)	(727,397)
Net loans	$46,279,078	$46,025,005	$46,859,715

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 1.79% at June 30, 2010, compared to 1.53% at December 31, 2009.  During the quarter ended June 30, 2010, provisions for loan losses totaled $377,000. primarily fueled by the allocation of specific reserves totaling approximately $192,000 related to several impaired loans because of the decline in the value of underlying real estate collateral.  In addition, in accordance with policy, several consumer loans in excess of 120 days delinquent totaling approximately $107,000 were charged-off during the quarter.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans declined from approximately $3.6 million at December 31, 2009 to approximately $3.4 million at June 30, 2010.  The decline is related to the charge-off of one credit totaling $120,000 and the foreclosure and transfer to “other real estate owned” of three credits totaling approximately $689,000.  During the six months ended June 30, 2010, approximately $581,000 new loans were identified and classified as impaired.  Specific reserves related to impaired loans totaled approximately $258,000 and $187,000 at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, loans to religious organizations represented approximately $442,000 of total impaired loans compared to $128,000 at December 31, 2009.  The increase is related to one church relationship with credit exposure totaling approximately $318,000.  Management is working closely with the leadership of these organizations to develop suitable repayment plans. In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.  The Bank is working with collection attorneys to assist with its recovery efforts on its impaired loans including forbearance agreements, foreclosure and other collection strategies.  Loans that have been identified as troubled debt restructured have been included in non-accrual and impaired loans.  Based on a recent evaluation, the risk related to these credits is mitigated by collateral positions in real estate or guarantees of the SBA of approximately $250,000.

Management uses all available information to recognize losses on loans; however, future additions may be necessary based on further deterioration in economic conditions and market conditions affecting underlying real estate collateral values.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The percentage of allowance to nonperforming loans at June 30, 2010 has improved from 19.2% at December 31, 2009 to 25.46% primarily as a result of additional specific reserves added for impaired loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	June 30, 2010	March 31, 2010	December 31, 2009
Allowance for loan losses	$845	$642	$727
Total Impaired Loans (includes non-accrual loans)	$3,430	$3,275	$3,581
Total non-accrual loans	$3,319	$3,164	$3,135
Allowance for loan losses as a percentage of:
Total Loans	1.79%	1.38%	1.53%
Total nonperforming loans	25.46%	20.3%	19.2%
Net(charge-offs) recoveries as a percentage of average loans *	(1.22%)	(0.97%)	(0.19%)
*Annualized

There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities increased on average by approximately $4,428,000 during the quarter ended June 30, 2010 from the quarter ending March 31, 2010. The increase was primarily related to an increase of $5 million in governmental deposits which required collateralization equal to 102% of the uninsured amount.  Additional government agency securities were purchased during the quarter to meet this requirement.

The yield on the investment portfolio declined to 3.88% at June 30, 2010 compared to 4.07% at March 31, 2010 as a result the purchase of securities to serve as collateral as well as the call of higher yielding agency securities during the quarter.  The duration of the portfolio remains relatively short at 1.7 years. At June 30, 2010, 61%, or approximately $9.9 million, of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Home foreclosures in the current recessionary economy and lower interest rates continue to result in increased prepayment speeds and a shortened duration.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2010, average deposits increased approximately $6 million from the quarter ending March 31, 2010.  There was an increase of approximately $924,000, or 6.70%, in noninterest checking account balances and an increase of approximately $1,154,000, or 11.20%, in interest-bearing checking balances (including money market accounts).   A concerted effort was made to attract and retain core deposits from existing, new, and potential commercial loan customers to stabilize and grow deposit levels. In addition, utilizing its competitive advantage as a community development bank and increased FDIC limits, management was successful with its strategy of calling upon corporations and institutions in the region to develop core depository relationships in support its small business lending initiatives.  During the quarter ended June 30, 2010, new money market deposit relationships totaling approximately $1 million were established with these entities.  This strategy will continue to be utilized to grow core deposits.

Savings account balances decreased approximately $228,000, or 1.54%. During the current period of high unemployment, deposit attrition continues to occur as a result of increased liquidity needs of customers. However, a new retail marketing strategy to increase savings account balances has been designed with the theme of “Saving Families” that is focused on financial preparedness.  “Bank Days” will be held with regional institutions and corporations to encourage direct deposit savings by their employees.

Certificates of deposit increased on average by approximately $4.1 million, or 19.85%, from the quarter ended March 31, 2010. In April 2010, the Bank received an additional $5 million deposit from the City of Philadelphia for which a certificate of deposit was established.  While this certificate has a maturity of less than one year, it is anticipated that these funds will take on similar characteristics of the existing long-term depository relationship the Bank has with the City.  Including this deposit, the Bank has approximately $17.5 million in certificates of deposit with balances of $100,000 or more. Approximately $13 million, or 74%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and are considered stable and core.

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

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Management believes the Bank has adequate liquidity to support the funding of unused commitments. There are no outstanding letters of credit.  The Bank's financial instrument commitments are summarized below:

	June 30, 2010	March 31, 2010	December 31, 2009
Commitments to extend credit	$5,801,000	$7,453,000	$8,558,100

The level of commitments declined from approximately $8.6 million at December 31, 2009 to approximately $5.8 million at June 30, 2010 primarily as a result of the funding of outstanding commitments for lines/loans during the period and a reduction in the pipeline of new loans. Although the Bank continues to lend, the average size of transactions has declined as a result of the small business lending strategy of the Bank versus larger commercial real estate and/or construction deals.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2010, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $6.8 million, or 9.4% of total assets, compared to $6.3 million, or 9.2%, at December 31, 2009. The increase relates to deposit growth and loan paydown activity. The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:

•	Seek additional non-public deposits from existing private sector customers
•	Sell participations of existing commercial credits to other financial institutions in the region

Liquidity levels continue to be adequate.  Therefore, it was not necessary to sell loan participations to other institutions during the quarter ended June 30, 2010.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Capital Resources

Total shareholders' equity declined approximately $750,000 compared to December 31, 2009 as a result of a net loss of approximately $752,000 during six months ended June 30, 2010 offset by other comprehensive income of approximately $2,000 from an increase in unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  At June 30, 2010, the Bank is deemed "well capitalized."  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions. The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.

	Company	Company
(thousands of dollars, except percentages)	June 30, 2010	December 31, 2009
Total Capital	$6,781	$7,531
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(633)	(720)
Tier 1 Capital	6,148	6,811
Tier 2 Capital	609	596
Total Qualifying Capital	$6,757	$7,407
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$48,310	$47,569
Tier 1 Risk-Based Capital Ratio	12.73%	14.32%
Tier 2 Risk-Based Capital Ratio	13.99%	15.57%
Leverage Ratio	8.46%	10.08%

	Bank	Bank
Total Capital	$6,678	$7,414
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(633)	(720)

Tier 1 Capital	6,045	6,694
Tier 2 Capital	609	596
Total Qualifying Capital	$6,654	$7,290
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$48,310	$47,569
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 6.00%)	12.51%	14.07%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 10.00%)	13.77%	15.33%
Leverage Ratio (Minimum Ratio- 5. 00%)	8.32%	9.91%

Results of Operations
Summary

The Company had a net loss of approximately $561,000 ($0.54 per common share) for the quarter ended June 30, 2010 compared to a net loss of approximately $79,000 ($0.08 per common share) for the quarter ended June 30, 2009. The Company had a net loss of approximately $752,000 ($0.73 per common share) for the six months ended June 30, 2010 compared to a net loss of approximately $217,000 ($0.21 per common share) for the six months ended June 30, 2009. The increase in the loss in 2010 is primarily the result of increased provisions for loan losses as well as a reduction in net interest income due to a high level of non-accrual loans and a lower yield on the investment portfolio.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2010			Three months ended June 30, 2009
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$47,132	$689	5.85%	$48,657	$789	6.49%
Investment securities-HTM	14,564	140	3.85	9,737	106	4.35
Investments securities-AFS	1,502	16	4.26	2,462	29	4.71
Federal funds sold	5,098	3	0.24	3,117	2	0.26
Interest bearing balances with other banks	304	-	-	299	2	2.68
Total interest-earning assets	68,600	848	4.95	64,272	928	5.78
Interest-bearing liabilities
Demand deposits	11,459	20	0.70	10,681	24	0.90
Savings deposits	14,549	4	0.11	16,284	9	0.22
Time deposits	25,033	53	0.85	20,743	93	1.79
Total interest-bearing liabilities	51,041	77	0.60	47,708	126	1.06
Net interest earnings		$771			$802
Net yield on interest-earning assets			4.50%			4.99%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Six months ended June 30, 2010			Six months ended June 30, 2009
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$47,342	$1,382	5.84%	$48,156	$1,557	6.47%
Investment securities-HTM	12,281	240	3.91	9,852	222	4.51
Investments securities-AFS	1,584	32	4.04	2,596	63	4.85
Federal funds sold	4,228	5	0.24	3,093	4	0.26
Interest bearing balances with other banks	304	1	0.66	299	3	2.01
Total interest-earning assets	65,739	1,660	5.05	64,996	1,849	5.78
Interest-bearing liabilities
Demand deposits	10,886	40	0.73	10,888	50	0.92
Savings deposits	14,721	7	0.10	16,386	21	0.26
Time deposits	22,972	106	0.92	20,817	204	1.96
Total interest-bearing liabilities	48,579	153	0.63	48,091	275	1.14
Net interest earnings		$1,507			$1,574
Net yield on interest-earning assets			4.58%			4.92%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $31,000, or 3.83%, for the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. Net interest income declined approximately $67,000, or 4.23%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The yield on earning assets for the quarter ended June 30, 2010 declined to 4.50% from 4.99% for the same quarter in 2009. While the yield on earning assets declined 83 basis points compared to the same quarter in 2009, the cost of interest-bearing liabilities declined 46 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. The reduction in the Bank’s net interest income compared to the prior year is primarily related to an increase in the level of non-accrual loans and a lower yield on the investment portfolio because of calls of higher yielding bonds.  Management continues to focus on reducing the level of nonaccrual loans and growing its core assets to increase net interest income.  In addition, rates on loan and deposit products are reviewed continuously and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses
Provisions for loan losses were $377,000 for the quarter ended June 30, 2010 compared to $30,000 for the quarter ended June 30, 2009. Provisions for loan losses were $407,000 for the six months ended June 30, 2010 compared to $60,000 for the six months ended June 30, 2009. Increased provisions during 2010 were primarily driven by a higher level of impaired loans and declining real estate collateral values.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income declined approximately $13,000, or 4.03%, for the quarter ended June 30, 2010, compared to the same quarter in 2009 and declined approximately $21,000, or 3.60%, for the six months ended June 30, 2010 compared to 2009.  The decline was primarily as a result of a reduction in ATM activity fees.

Customer service fees declined by approximately $8,000, or 6.69%, for the quarter ended June 30, 2010, compared to 2009 and declined approximately $18,000, or 7.62%, for the six months ended June 30, 2010 compared to 2009. The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees declined approximately $24,000, or 19.98%, for the quarter ended June 30, 2010, compared to 2009 and declined approximately $46,000, or 19.69%, for the six months ended June 30, 2010 compared to 2009.  Consistent with trends in the industry, the Bank continues to experience a significant reduction in ATM usage as consumers move to electronic payment methods utilizing debit and credit cards versus cash. Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated.

Noninterest Expense

Salaries and benefits increased approximately $40,000, or 10.05%, for the quarter ended June 30, 2010 compared to 2009 and increased approximately $89,000, or 11.39%, for the six months ended June 30, 2010 compared to 2009. The increase in 2010 is related to the hiring of additional staff in credit administration and business development as well as a cost of living increase awarded to staff during the quarter ended March 31, 2010. Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense decreased approximately $19,000, or 6.96%, for the quarter ended June 30, 2010 compared to 2009 and decreased approximately $48,000, or 8.60%, for the six months ended June 30, 2010 compared to 2009. The reduction in 2010 is attributable to lower depreciation expense as a result of computer equipment and furniture becoming fully depreciated and a negotiated reduction in Use and Occupancy Tax the Bank pays to the City of Philadelphia.

Office operations and supplies expense decreased approximately $1,000 or 1.45%, for the quarter ended June 30, 2010 compared to 2009 and increased approximately $1,000, or 0.82%, for the six months ended June 30, 2010 compared to 2009. Management continues to review all office operations expenses including supplies, storage, security, etc. to determine if cost reductions can be achieved.

Marketing and public relations expense increased approximately $7,000, or 293%, for the quarter ended June 30, 2010 compared to 2009 but decreased approximately $23,000, or 64.31%, during the six months ended June 30, 2010 compared to 2009.  During the quarter ended June 30, 2010, the Bank introduced a “Saving Families” marketing campaign aimed at increasing savings accounts and financial preparedness. Costs primarily related to brochures and posters. All formal marketing in radio and other media was curtailed during 2009 in favor of more direct outreach through office receptions, “Bank Days” at local institutions, and direct calling by business development staff.

Professional services expense increased approximately $33,000, or 50.34%, for the quarter ended June 30, 2010 compared to 2009 and increased approximately $41,000, or 32.94% for the six months ended June 30, 2010 compared to 2009. The increase is primarily related to higher accounting fees, loan-related legal fees and consulting fees for strategic planning and SBA loan collection services.

Data processing expenses declined approximately $18,000, or 13.48%, for the quarter ended June 30, 2010 compared to 2009 and declined approximately $46,000, or 16.61%, for the six months ended June 30, 2010 compared to 2009. In September 2009, negotiations for contract extensions were completed that resulted in a reduction in core processing fees.  In addition, in October 2009, the Bank converted to an electronic transmission of its items processing by utilizing “Check 21” and branch capture processing that resulted in a reduction in its items processing fees.

Federal deposit insurance assessments increased approximately $18,000, or 99.05%, for the quarter ended June 30, 2010 compared to 2009 and increased approximately $43,000, or 154.12%, for the six months ended June 30, 2010 compared to 2009.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  In 2006, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the Bank had an assessment credit to offset a portion of its premium. The assessment credit continued to be used to reduce deposit premiums that would otherwise have been due through 2009 when they were completely exhausted.

Other noninterest expense increased approximately $32,000, or .16%, for the quarter ended June 30, 2010 compared to 2009 and increased approximately $43,000, or 12%, for the six months ended June 30, 2010 compared to 2009.  The increase is primarily associated with significant collection cost resulting from the Bank’s high level of classified and impaired loans including expenses related to acquiring properties through foreclosure (i.e. transfer tax, real estate tax, utilities, etc.).

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

At June 30, 2010, a slight negative gap position is maintained on a cumulative basis through 1 year of -2.72% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more negatively susceptible to rising interest rates.  The negative gap position is created by the high level of certificates of deposit that reprice within one year.  Management will review and monitor rates paid on certificate of deposit renewals to proactively manage interest rate risk if rates begin to rise in the next year.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2010, the change in the market value of equity in a +200 basis point interest rate change is -31.7% that exceeds the Bank’s policy limit of -25%.  The limit was exceeded as a result of the high level of fixed rate investment securities that decline in value in a rising rate environment.  Because most of these investments are used to secure public funds, management will closely review and monitor rates paid on these funds to mitigate interest rate risk when rates begin to rise.  In addition, management will attempt to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities, if available. However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2009 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely impact our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a broad range of financial reform and will result in a number of new regulations which could significantly impact regulatory compliance costs and the operations of community banks and bank holding companies.  The Dodd-Frank Act, among other things, broadens the base for FDIC insurance assessments which may increase our FDIC insurance premiums; repeals the prohibition on a bank’s payment of interest on demand deposit accounts of commercial clients beginning one year after the date of enactment; and contains provisions affecting corporate governance and executive compensation for publicly traded companies.  The Dodd-Frank Act also creates a new Bureau of Consumer Financial Protection with broad authority to develop and implement rules regarding most consumer financial products.  Although many of the details of the Dodd-Frank Act and the full impact it will have on our business will not be known for many months or years in part because many of the provisions require the adoption of implementing rules and regulations, we expect compliance with the new law and its rules and regulations to result in additional costs, including increased compliance costs.  These changes may also require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply.  These changes may adversely affect our business, financial condition and results of operations.

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

UNITED BANCSHARES, INC.

Date: August 16, 2010	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 16, 2010	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.