Form 10-Q
period 2010-09-30
UNITED BANCSHARES INC /PA
filed 2010-11-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of October 29, 2010, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).  There are 33,500 shares of Common Stock held in treasury stock at October 29, 2010.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued and 31,308 shares are held in treasury stock as of October 29, 2010.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item 1.  Consolidated Statements of Condition--unaudited)

	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$2,624,528	$2,495,359
Interest bearing deposits with banks	304,548	303,485
Federal funds sold	6,552,000	3,491,000
Cash & cash equivalents	9,481,076	6,289,844

Investment securities:
Held-to-maturity, at amortized cost (fair value of $15,131,163
and $10,019,986. at September 30, 2010 and December 31, 2009, respectively)	14,729,177	9,970,807
Available-for-sale, at fair value	1,419,556	1,862,993

Loans, net of unearned discount	46,334,185	47,587,112
Less: allowance for loan losses	(771,669)	(727,397)
Net loans	45,562,516	46,859,715

Bank premises and equipment, net	1,207,744	1,358,296
Accrued interest receivable	399,619	421,292
Other real estate owned (OREO)	1,278,088	0
Core deposit intangible	536,409	669,967
Prepaid expenses and other assets	1,105,733	884,879
Total Assets	$75,719,918	$68,317,793

Liabilities and Shareholders' Equity
Demand deposits, non-interest bearing	$13,616,067	$14,030,712
Demand deposits, interest bearing	14,608,819	10,188,990
Savings deposits	14,198,433	15,302,458
Time deposits, $100,000 and over	17,884,386	12,367,359
Time deposits	8,169,541	8,417,102
	68,477,246	60,306,621

Accrued interest payable	72,397	63,955
Accrued expenses and other liabilities	348,203	415,943
Total Liabilities	68,897,846	60,786,519

Shareholders' equity:
Preferred Stock, Series A, non-cumulative., 6%, $.01 par value,
500,000 shares authorized, 136,842 issued	1,368	1,368
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Treasury Stock, 33,500 common shares and 31,308 shares preferred, at cost	0	0
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(7,986,613)	(7,280,793)
Accumulated other comprehensive income	46,783	50,163
Total Shareholders' equity	6,822,074	7,531,274
Totoal liabilities abd Shareholders' equity	$75,719,920	$68,317,793

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September	September	September	September
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$723,383	$769,596	$2,105,123	$2,326,767
Interest on investment securities	151,636	132,620	423,794	416,102
Interest on Federal Funds sold	3,380	2,601	8,369	6,944
Interest on time deposits with other banks	179	1,827	1,081	5,383
Total interest income	878,578	906,644	2,538,367	2,755,196

Interest Expense:
Interest on time deposits	53,102	83,878	158,740	287,175
Interest on demand deposits	17,673	20,083	57,178	70,341
Interest on savings deposits	3,595	7,018	10,914	28,106
Total interest expense	74,370	110,979	226,832	385,622

Net interest income	804,208	795,665	2,311,535	2,369,574

Provision for loan losses	70,000	45,000	477,000	105,000
Net interest income less provision for
loan losses	734,208	750,665	1,834,535	2,264,574

Noninterest income:
Customer service fees	107,859	127,421	326,025	363,571
ATM activity fees	92,767	107,105	278,440	338,286
Loan syndication fees	0	0	80,000	80,000
Grant income	394,400	165,500	394,400	165,500
Other income	19,808	16,834	104,517	59,273
Total noninterest income	614,834	416,860	1,183,382	1,006,630

Non-interest expense
Salaries, wages, and employee benefits	428,283	419,410	1,298,635	1,200,737
Occupancy and equipment	249,502	277,138	758,742	834,318
Office operations and supplies	76,496	86,730	218,432	227,512
Marketing and public relations	6,059	3,297	18,808	39,018
Professional services	70,312	64,481	237,365	190,140
Data processing	119,912	132,160	352,805	411,456
Deposit insurance assessments	36,186	18,000	107,339	46,000
Other noninterest expense	316,277	198,569	731,610	570,945
Total non-interest expense	1,303,027	1,199,785	3,723,736	3,520,126

Net income (loss)	$46,015	$(32,260)	$(705,819)	$(248,922)
Comprehensive income (loss)	$44,324	$(24,572)	$(709,200)	$(220,889)

Earnings (loss) per share-basic and diluted	$0.04	$(0.03)	$(0.68)	$(0.24)
Weighted average number of shares	1,035,088	1,035,088	1,035,088	1,035,088

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Nine Months	Nine Months
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(705,820)	$(248,922)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Provision for loan losses	477,000	105,000
Depreciation and amortization	373,677	431,581
Increase in accrued interest receivable and other assets	(199,181)	(25,202)
Decrease in accrued interest payable and other liabilites	(59,298)	(25,240)
Net cash (used in) provided by operating activities	(113,622)	237,217

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(14,596,763)	(6,883,758)
Proceeds from maturity and principal reductions of investments-Available-for-Sale	437,726	492,619
Proceeds from maturity and principal reductions of investments-Held-to-Maturity	9,809,082	6,878,410
Net increase in loans	(813,748)	(30,406)
Proceeds from sale of OREO	355,859	0
Purchase of premises and equipment	(57,927)	(62,760)
Net cash (used in) provided by investing activities	(4,865,771)	394,105

Cash flows from financing activities
Net increase (decrease) in deposits	8,170,625	(292,181)
Net cash provided by (used in) financing activities	8,170,625	(292,181)

Increase in cash and cash equivalents	3,191,232	339,141

Cash and cash equivalents at beginning of period	6,289,844	5,471,471

Cash and cash equivalents at end of period	$9,481,076	$5,810,612

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$218,391	$430,268
Noncash transfer of loans to OREO	$1,633,947	$0

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2010 and December 31, 2009 and the consolidated results of its operations for the three and nine month periods ended September 30, 2010 and 2009, and its consolidated cash flows for the three and nine months ended September 30, 2010 and 2009.

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

2.  Comprehensive Income (Loss)

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive income (loss) for the three months ended September 30, 2010 and 2009 was $44,324 and $(24,572), respectively. The Company’s total comprehensive loss for the nine months ended September 30, 2010 and 2009 was $(709,200) and $(220,889), respectively.  The difference between the Company’s net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Income (Loss) Per Share

The calculation of net loss per share follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Basic:
Net income (loss) available to common shareholders	$46,014	($32,260)	($705,820)	($248,922)
Average common shares outstanding-basic	1,035,088	1,035,088	1,035,088	1,035,088
Net income (loss) per share-basic	$0.04	($0.03)	($0.68)	($0.24)
Fully Diluted:
Average common shares-fully diluted	1,035,088	1,035,088	1,035,088	1,035,088
Net income (loss) per share-fully diluted	$0.04	($0.03)	($0.68)	($0.24)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4.   New Authoritative Accounting Guidance

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310, "Receivables", amends the current disclosures required by ASC Topic 310. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently evaluating this new disclosure guidance and while it will result in additional disclosure; there will be no impact on the Company’s financial condition or results of operations.

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

 5.  Investment Securities

The following is a summary of the Company's investment portfolio as of September 30, 2010:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,220,815	$69,825	$-	$1,290,640
Investments in mutual funds	128,916	-	-	128,916
	$1,349,731	$69,825	$-	$1,419,556
Held-to-maturity:
U.S. government agencies	$10,160,957	195,484	$(1,872)	$10,354,568
Government Sponsored Enterprises residential mortgage-backed securities	4,568,220	208,375	-	$4,776,594
	$14,729,177	$403,859	$(1,872)	$15,131,163

The following is a summary of the Company's investment portfolio as of December 31, 2009:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,659,353	$74,870	$-	$1,734,223
Investments in mutual funds	128,770	-	-	128,770
	$1,788,123	$74,870	$-	$1,862,993
Held-to-maturity:
U.S. government agencies	$6,574,668	$8,898	$(101,293)	$6,482,273
Government Sponsored Enterprises residential mortgage-backed securities	3,396,139	153,433	(11,859)	3,537,713
	$9,970,807	$162,331	($113,152)	$10,019,986

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2010, are as follows:

	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	-	-
Due after 10 years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,220,815	1,290,640
Total debt securities	$1,220,815	1,290,640
Investments in mutual funds	128,916	128,916
	$1,349,731	$1,419,556

Held to maturity
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	9,126,187	9,308,302
Due after 10 years	1,034,770	1,046,266
Government Sponsored Enterprises residential mortgage-backed securities	4,568,220	4,776,594
	$14,729,177	$15,131,163

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities, have been in a continuous unrealized loss position at September 30, 2010:
(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$998	$(2)	$-	$-	$998	$(2)
Government Sponsored Enterprises residential mortgage-backed securities	-	-	-	-	-	-
Total	$998	$(2)	$-	$-	$998	$(2)

The table below indicates the length of time individual securities, have been in a continuous unrealized loss position at December 31, 2009:
(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$5,718	$(101)	$-	$-	$5,718	$(101)
Government Sponsored Enterprises residential mortgage-backed securities	510	(12)	-	-	510	(12)
Total	$6,228	$(113)	$-	$-	$6,228	$(113)

U.S. Government and Agency Obligations. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Residential Federal Agency Mortgage-Backed Securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

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

The fair value guidance in FASB ASC 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried at fair value in three levels as follows:

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

Assets and liabilities on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.
(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$1,291	$-	$1,291	-

Mutual Funds	129	129	-

Total	$1,420	$129	$1,291	-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$1,734	$-	$1,734	-
Mutual Funds	$129	129	-
Total	$1,863	$129	$1,734	-

As of September 30, 2010, the fair value of the Bank’s AFS securities portfolio was approximately $1,420,000.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,291,000 at September 30, 2010.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as level 2 assets at September 30, 2010.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended September 30, 2010.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated statements of condition by level within the hierarchy as of September 30, 2010 and December 31, 2009, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2010.

 Carrying Value at September 30, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended September 30, 2010
Impaired Loans	$2,526	-	-	$2,376	$1
Other real estate owned (“OREO”)	1,278	-	-	1,278	-

Carrying Value at December 31, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2009
Impaired Loans	$3,394	-	-	$3,394	$(91)

Fair value of impaired loans is determined by the fair value of the collateral if the loan is collateral dependent.  Collateral values for loans and other real estate owned are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated statements of condition.   The valuation allowance for impaired loans at September 30, 2010 was $150,000.  The valuation allowance for impaired loans at December 31, 2009 was $187,000.

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

The fair value of assets and liabilities are depicted below:

	September 30, 2010		December 31, 2009
(in 000’s)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$9,481	$9,481	$6,290	$6,290
Investment securities	16,149	16,551	11,834	11,883
Loans, net of allowance for loan losses	45,563	46,717	46,860	46,707
Interest receivable	400	400	421	421
Liabilities:
Demand deposits	28,225	28,225	24,219	24,219
Savings deposits	14,198	14,198	15,302	15,302
Time deposits	26,054	26,054	20,785	20,785
Interest Payable	72	72	64	64

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

(in 000’s)	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months Ended September 30, 2009
Balance at beginning of period	$845	$632	$727	$ 587
Charge-offs:
Commercial loans	(151)	(62)	(340)	(84)
Consumer loans	(2)	(19)	(122)	(47)
Total charge-offs	(153)	(81)	(462)	(131)
Recoveries	10	5	30	39
Net recoveries(charge-offs)	(143)	(77)	(432)	(92)
Provision for loan losses	70	45	477	105
Balance at end of period	$772	$600	$772	$600

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

(Dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Nonperforming loans:
Commercial	$1,980	$3,156	$2,854	$2,791
Consumer	125	68	167	169
Residential Real Estate	293	95	143	175
Total	2,398	$3,319	$3,164	$3,135
Total impaired loans	$2,526	$3,430	$3,275	$3,581
Specific reserve related to impaired loans	$150	$258	$66	$187

At September 30, 2010, non-accrual loans totaled approximately $2.4 million, a decrease of approximately $737,000, or 23.51%, compared to December 31, 2009 and a decrease of approximately $921,000, or 27.75%, compared to the quarter ended June 30, 2010. The decline is concentrated in the commercial real estate portfolio where the Bank foreclosed upon real estate collateral and transferred it to Other Real Estate Owned.  The increase in nonaccrual residential real estate loans is primarily related to one loan for which the Bank is working with the borrower to avoid foreclosure.  Non-accrual loans primarily include loans with real estate collateral or SBA guarantees that help to mitigate potential losses.  Management is actively working to implement appropriate collection strategies including forbearance, foreclosure and putbacks to the SBA.  However, there were no new troubled debt restructured loans during the quarter.

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

Interest and penalties associated with unrecognized tax benefits, if any, would be recognized in income tax expense in the consolidated statements of operations.

Subsequent Events

In accordance with FASB ASC Topic 855, Subsequent Events, management has evaluated subsequent events through the date the financial statements were issued and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of September 30, 2010.

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

Overview

The Company had net income of approximately $46,000 ($0.04 per common share) for the quarter ended September 30, 2010 compared to a net loss of approximately $32,000 ($0.08 per common share) for the quarter ended September 30, 2009. The Company had a net loss of approximately $706,000 ($0.68 per common share) for the nine months ended September 30, 2010 compared to a net loss of approximately $249,000 ($0.24 per common share) for the nine months ended September 30, 2009. The increase in the loss in 2010 is primarily the result of a higher level of provisions for loan losses, higher loan collection expense, costs associated with foreclosure properties (Other Real Estate Owned) and a reduction in net interest income due to an increased level of non-accrual loans and a lower yield on the investment portfolio, offset in the quarter ending September 30, 2010 of approximately $394,000 in grant revenue.

The Company continues to operate under difficult economic conditions that have resulted in asset quality challenges including higher levels of delinquent/nonaccrual loans.  During the nine months ended September 30, 2010, the Company increased its provisions for losses to address potential credit exposure.  Management also intensified its collection efforts which resulted in increased legal and collection cost and foreclosure-related expenses. While there can be no assurance, management believes it has addressed all significant quality matters related to its loan portfolio.  The following actions continue to be critical to enhancing the Company’s future financial performance:

Proactive management of asset quality to minimize credit losses.  Improvements have been made to the Bank’s collection, underwriting, and customer relationship management practices.  Evidence of these improvements can be seen in the reduction of the level of delinquent loans from more than 13% at December 31, 2009 to 9.86% at September 30, 2010.  Regular asset quality meetings continue to be held to review and proactively manage classified and emerging problem credits.  Further improvement in asset quality trends will continue as one of management’s top priorities.

Continued core deposit growth.  Utilizing its competitive advantage as a community development bank and increased FDIC insurance limits, management identified and continues to call upon corporations and institutions in the region to request core depository relationships to support the Bank’s small business lending strategies.   During the quarter ended September 30, 2010, approximately $1.5 million in new deposits were received from several entities in the region.  Management will continue to utilize this strategy as well as other retail deposit marketing strategies to achieve deposit growth that is critical to attaining economies of scale and leveraging capital to maximize the Company’s earnings potential.

Controlling and managing noninterest expense.   During the quarter ended September 30, 2010, noninterest expenses continued to escalate as a result of legal, Other Real Estate and collection costs, costs associated with the acquisition and maintenance of foreclosure properties and increased FDIC insurance expense.  Savings continue to be realized in the area of data processing with the implementation of branch capture in late 2009 and re-negotiated data processing contracts. Management will continue to seek additional savings and efficiencies utilizing technology where possible including the introduction of e-statements before year-end 2010 to reduce postage and an electronic document storage solution to reduce the cost of storage.

Critical Accounting Policies

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ from these estimates.

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

The Company’s critical accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2009 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2010	Quarter ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Net interest income	$804	$796	$2,312	$2,370
Provision for loan losses	70	45	477	105
Noninterest income	615	417	1,183	1,007
Noninterest expense	1,303	1,200	3,724	3,520
Net income (loss)	46	(32)	(706)	(249)
Net income (loss) per share-basic and diluted	0.04	(0.03)	(0.68)	(0.24)

Balance sheet totals:	September 30, 2010	December 31, 2009
Total assets	$75,720	$68,318
Loans, net	$45,563	$46,860
Investment securities	$16,149	$11,834
Deposits	$68,477	$60,307
Shareholders' equity	$6,822	$7,531

Ratios*:	Quarter ended September 30, 2010	Quarter ended September 30, 2009
Income (loss) on assets	.25%	(0.18%)
Income (loss) on equity	2.70%	(1.65%)
*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $807,000, or 1.18%, during the quarter ended September 30, 2010 compared to the quarter ended June 30, 2010. Average funding sources increased approximately $1,434,000, or 2.18%, during the quarter ended September 30, 2010 compared to the quarter ended June 30, 2010.

Sources and Uses of Funds Trends

	September 30, 2010			June 30, 2010
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$46,497	$(635)	(1.35%)	$47,132
Investment securities
Held-to-maturity	15,146	582	4.00	14,564
Available-for-sale	1,416	(86)	(5.73)	1,502
Federal funds sold	6,044	946	18.56	5,098
Balances with other banks	304	-	-	304
Total uses	$69,407	$807	1.18%	$68,600
Funding sources:
Demand deposits
Noninterest-bearing	$13,462	$(1,246)	(8.47%)	$14,708
Interest-bearing	13,541	2,082	18.17	11,459
Savings deposits	14,398	(151)	(1.04)	14,549
Time deposits	25,782	749	2.99	25,033
Total sources	$67,183	$1,434	2.18%	$65,749

Loans

Average loans declined approximately $635,000, or 1.35%, during the quarter ended September 30, 2010.  While commercial loan fundings during the quarter totaled approximately $700,000, they were offset by payoffs/paydowns, and charge-offs totaling approximately $143,000 in the commercial and consumer portfolios and the transfer of approximately $1,000,000 of commercial real estate to bank ownership following foreclosure and Sheriff’s sale actions.  Although the economy is slowly growing out of recession, the Bank continues to maintain stringent underwriting standards especially related to non-owner occupied real estate lending.  The focus is on traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available to mitigate credit risk.

The Bank’s loan portfolio continues to be concentrated in commercial loans that comprise approximately $36.4 million, or 78.6%, of total loans at September 30, 2010, of which approximately $31.6 million are commercial real estate. Approximately $18.3 million of these loans are owner occupied which may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2010 were approximately $14.7 million, or 40.4%, of the commercial portfolio.   Management continues to closely monitor this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that may impact the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Commercial real estate	$31,599,561	$32,435,193	$32,086,934	$32,581,925
Commercial and industrial	4,831,319	4,359,296	4,078,982	4,066,016
Consumer	4,956,340	5,283,820	5,372,695	5,625,799
Residential	4,946,965	5,045,955	5,128,689	5,313,372
Total	46,334,185	47,124,264	46,667,300	47,587,112
Less allowance for loan losses	(771,669)	(845,186)	(642,295)	(727,397)
Net loans	$45,562,516	$46,279,078	$46,025,005	$46,859,715

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 1.67% at September 30, 2010, compared to 1.53% at December 31, 2009.  During the quarter ended September 30, 2010, provisions for loan losses totaled $70,000.  The Bank charged-off approximately $151,000 related to one impaired loan for which it received a deed-in-lieu of foreclosure and subsequently sold the collateral property.  This credit had been deemed impaired and had an allocated specific reserve of approximately $98,000 based on its appraised value.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans declined from approximately $3.6 million at December 31, 2009 to approximately $2.5 million at September 30, 2010.  The decline is primarily related to foreclosure activity totaling $1.6 million.  During the nine months ended September 30, 2010, approximately $600,000 in additional loans were identified and classified as impaired.  Specific reserves related to impaired loans totaled approximately $150,000 and $187,000 at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, loans to religious organizations represented approximately $442,000 of total impaired loans compared to $128,000 at December 31, 2009.  The increase is related to one church relationship with credit exposure totaling approximately $318,000.  Management continues to work closely with the leadership of these organizations in an attempt to develop suitable repayment plans. In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.  The Bank is working with collection attorneys to assist with its recovery efforts on all of its impaired loans including forbearance agreements, foreclosure and other collection strategies.  Loans that have been identified as troubled debt restructurings have been included in non-accrual and impaired loans.  Based on a recent evaluation, the risk related to these credits is mitigated by collateral positions in real estate or guarantees of the SBA of approximately $250,000.

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

The percentage of allowance to nonperforming loans has improved from 19.2% at December 31, 2009 to 32.19% at September 30, 2010 primarily as a result of foreclosure-related activity in the commercial real estate portfolio that reduced the level of impaired/nonperforming loans.   The level of non-performing residential mortgages increased during the quarter primarily due to one loan for which management is working with the borrower to avoid foreclosure.  Otherwise, the portfolio appears to be stable.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Allowance for loan losses	$772	$845	$642	$727
Total Impaired Loans (includes non-accrual loans)	$2,526	$3,430	$3,275	$3,581
Total non-accrual loans	$2,398	$3,319	$3,164	$3,135
Allowance for loan losses as a percentage of:
Total Loans	1.67%	1.79%	1.38%	1.53%
Total nonperforming loans	32.19%	25.46%	20.3%	19.2%
Net(charge-offs) recoveries as a percentage of average loans *	(1.26%)	(1.22%)	(0.97%)	(0.19%)
*Annualized

There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities increased on average by approximately $496,000, or 3.09%, during the quarter ended September 30, 2010 from the quarter ending June 30, 2010. The increase was primarily related to an increase in average balances of governmental deposits that required collateralization.

The yield on the investment portfolio declined to 3.83% at September 30, 2010 compared to 3.88% at June 30, 2010 as a result the purchase of securities to serve as collateral as well as the call of higher yielding agency securities during the quarter.  The duration of the portfolio remains relatively short at 1.8 years. At September 30, 2010, 64%, or approximately $10.1 million, of the investment portfolio consisted of callable agency securities for which the duration shortened as a result of a high level of projected call activity in the current low interest rate environment.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Home foreclosures in the current recessionary economy and lower interest rates continue to result in increased prepayment speeds and a shortened duration.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2010, average deposits increased approximately $1.4 million from the quarter ending June 30, 2010.  There was a decline of approximately $1,246,000, or 8.47%, in noninterest checking account balances offset by an increase of approximately $2,082,000, or 18.17%, in interest-bearing checking balances (including money market accounts).  A concerted effort was made to attract and retain core deposits from existing, new, and potential commercial loan customers to stabilize and grow deposit levels. In addition, utilizing its competitive advantage as a community development bank and increased FDIC limits, management was successful with its strategy of calling upon corporations and institutions in the region to develop core depository relationships in support of its small business lending initiatives.  During the quarter ended September 30, 2010, new money market deposit relationships totaling approximately $1.5 million were established.  This strategy will continue to be utilized to grow core deposits.

Savings account balances decreased on average by approximately $151,000, or 1.04%, from the quarter ended June 30, 2010. During the current period of high unemployment, deposit attrition continues to occur as a result of increased liquidity needs of customers. New retail deposit strategies have been developed to encourage financial preparedness and increased savings.

Certificates of deposit increased on average by approximately $749,000, or 2.99%, from the quarter ended June 30, 2010. In April 2010, the Bank received an additional $5 million deposit from the City of Philadelphia for which a certificate of deposit was established.  The Bank has approximately $17.5 million in certificates of deposit with balances of $100,000 or more. Approximately $13 million, or 74%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and are considered stable and core.

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

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Commitments to extend credit	$6,847,000	$5,801,000	$7,453,000	$8,558,100

The level of commitments declined from approximately $8.6 million at December 31, 2009 to approximately $6.8 million at September 30, 2010 primarily as a result of the funding of outstanding commitments for lines/loans during the period and a reduction in the pipeline of new loans. The increase during the quarter ended September 30, 2010 compared to June 30, 2010 is related to activity on revolving lines of credit and approved but unfunded loans.  Although the Bank continues to lend, the average size of transactions has declined as a result of the small business lending strategy of the Bank versus larger commercial real estate and/or construction deals.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2010, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $9.5 million, or 12.52% of total assets, compared to $6.3 million, or 9.2%, at December 31, 2009. The increase primarily relates to growth in deposits.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:

•	Seek additional non-public deposits from existing private sector customers
•	Sell participations of existing commercial credits to other financial institutions in the region

Liquidity levels continue to be adequate.  Therefore, it was not necessary to sell loan participations to other institutions during the quarter ended September 30, 2010.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. Liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Capital Resources

Total shareholders' equity decreased approximately $709,000 compared to December 31, 2009 as a result of a net loss of approximately $706,000 during nine months ended September 30, 2010 and other comprehensive loss of approximately $3,000 from a decrease in unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  At September 30, 2010, the Bank is deemed "well capitalized."  The Company and the Bank do not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions. The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.

	Company	Company
(thousands of dollars, except percentages)	September 30, 2010	December 31, 2009
Total Capital	$6,822	$7,531
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(583)	(720)
Tier 1 Capital	6,239	6,811
Tier 2 Capital	619	596
Total Qualifying Capital	$6,858	$7,407
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$49,373	$47,569
Tier 1 Risk-Based Capital Ratio	12.64%	14.32%
Tier 2 Risk-Based Capital Ratio	13.89%	15.57%
Leverage Ratio	8.38%	10.08%

	Bank	Bank
Total Capital	$6,722	$7,414
Less: Intangible Assets and accumulated other comprehensive gain (loss)	(583)	(720)
Tier 1 Capital	6,139	6,694
Tier 2 Capital	619	596
Total Qualifying Capital	$6,758	$7,290
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$49,373	$47,569
Tier 1 Risk-Based Capital Ratio (Minimum Ratio- 6.00%)	12.43%	14.07%
Tier 2 Risk-Based Capital Ratio (Minimum Ratio- 10.00%)	13.69%	15.33%
Leverage Ratio (Minimum Ratio- 5. 00%)	8.25%	9.91%

Results of Operations
Summary

The Company had net income of approximately $46,000 ($0.04 per common share) for the quarter ended September 30, 2010 compared to a net loss of approximately $32,000 ($0.03 per common share) for the quarter ended September 30, 2009. The Company had a net loss of approximately $706,000 ($0.68 per common share) for the nine months ended September 30, 2010 compared to a net loss of approximately $248,000 ($0.24 per common share) for the nine months ended September 30, 2009. The increase in the loss in 2010 is primarily the result of increased provisions for loan losses, a reduction in net interest income due to a high level of non-accrual loans and a lower yield on the investment portfolio, and increased expenses related to collection and foreclosure activity.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2010			Three months ended September 30, 2009
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$46,497	$723	6.22%	$48,666	$770	6.33%
Investment securities-HTM	15,146	139	3.67	10,014	109	4.35
Investments securities-AFS	1,416	13	3.67	2,229	23	4.13
Federal funds sold	6,044	3	0.20	4,134	3	0.29
Interest bearing balances with other banks	304	1	0.26	301	2	2.66
Total interest-earning assets	69,407	878	5.00	65,344	907	5.55
Interest-bearing liabilities
Demand deposits	13,541	17	0.50	12,123	20	0.66
Savings deposits	14,398	4	0.11	15,769	7	0.18
Time deposits	25,782	53	0.82	20,765	84	1.62
Total interest-bearing liabilities	53,721	74	0.55	48,657	111	0.91
Net interest earnings		$804			$796
Net yield on interest-earning assets			4.63%			4.87%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Nine months ended September 30, 2010			Nine months ended September 30, 2009
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$47,057	$2,105	5.96%	$48,112	$2,327	6.45%
Investment securities-HTM	13,245	379	3.82	9,907	331	4.45
Investments securities-AFS	1,528	45	3.93	2,501	85	4.53
Federal funds sold	4,840	8	0.22	3,444	7	0.27
Interest bearing balances with other banks	304	1	0.44	299	5	2.23
Total interest-earning assets	66,974	2,538	5.05	64,263	2,755	5.72
Interest-bearing liabilities
Demand deposits	11,781	57	0.65	11,304	71	0.84
Savings deposits	14,570	11	0.10	16,180	28	0.23
Time deposits	23,919	159	0.89	20,800	287	1.84
Total interest-bearing liabilities	50,270	227	0.60	48,284	386	1.07
Net interest earnings		$2,311			2,369
Net yield on interest-earning assets			4.60%			4.92%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $8,000, or 1.07%, for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. Net interest income declined approximately $58,000, or 2.45%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The net yield on earning assets for the quarter ended September 30, 2010 declined to 4.63% from 4.87% for the same quarter in 2009. While the yield on earning assets declined 55 basis points compared to the same quarter in 2009, the cost of interest-bearing liabilities declined 36 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. The Bank also benefited from growth in average earning assets from approximately $65.3 million in 2009 to approximately $69.4 million in 2010.  On a year-to-date basis, the Bank’s net interest income has been adversely affected by the high level of non-accrual loans and a lower yield on the investment portfolio because of calls of higher yielding bonds.  Management continues to focus on reducing the level of nonaccrual loans and growing its core assets to increase net interest income.  In addition, rates on loan and deposit products are reviewed continuously and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses
Provisions for loan losses were $70,000 for the quarter ended September 30, 2010 compared to $45,000 for the quarter ended September 30, 2009. Provisions for loan losses were $477,000 for the nine months ended September 30, 2010 compared to $105,000 for the nine months ended September 30, 2009. Increased provisions during 2010 were primarily driven by declining real estate collateral values on loans deemed impaired.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $198,000, or 47.49%, for the quarter ended September 30, 2010, compared to the same quarter in 2009 and increased approximately $177,000, or 17.56%, for the nine months ended September 30, 2010 compared to 2009.  The increase was primarily the result of the receipt of a grant from the Community Development Financial Institutions Fund of the U.S. Department of Treasury in the amount of $394,400, offset by the declines in other categories described below.

In September 2010, the Bank received a $394,400 Bank Enterprise Award (“BEA”) grant from the Community Development Financial Institutions Fund (“CDFI”) of the US Treasury for its small business lending activity.  This grant was fully recognized, as all conditions required by the grant have been fulfilled, and is included as grant income for the quarter ended September 30, 2010.  In September 2009, the Bank received a similar $165,500 BEA grant from the CDFI Fund of the US Treasury for its small business lending activity.  This grant was fully recognized and is included as grant income for the quarter ended September 30, 2009.

Customer service fees declined by approximately $20,000, or 15.35%, for the quarter ended September 30, 2010, compared to 2009 and by approximately $38,000, or 10.33%, for the nine months ended September 30, 2010 compared to 2009. The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees declined approximately $14,000, or 13.39%, for the quarter ended September 30, 2010, compared to 2009 and by approximately $60,000, or 17.69%, for the nine months ended September 30, 2010 compared to 2009.  Consistent with trends in the industry, the Bank continues to experience a significant reduction in ATM usage as consumers move to electronic payment methods utilizing debit and credit cards versus cash. Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated.

Noninterest Expense

Salaries and benefits increased approximately $9,000, or 2.12%, for the quarter ended September 30, 2010 compared to 2009 and increased approximately $98,000, or 8.15%, for the nine months ended September 30, 2010 compared to 2009. The increase in 2010 is related to the hiring of additional staff in credit administration and lending as well as a cost of living increase for all staff.  Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense decreased approximately $28,000, or 9.97%, for the quarter ended September 30, 2010 compared to 2009 and decreased approximately $76,000, or 9.06%, for the nine months ended September 30, 2010 compared to 2009. The reduction in 2010 is attributable to lower depreciation expense as a result of computer equipment and furniture becoming fully depreciated and a negotiated reduction in Use and Occupancy Tax the Bank pays to the City of Philadelphia.

Office operations and supplies expense decreased approximately $10,000 or 11.80%, for the quarter ended September 30, 2010 compared to 2009 and decreased approximately $9,000, or 3.99%, for the nine months ended September 30, 2010 compared to 2009. Management continues to review all office operations expenses including supplies, storage, security, etc. to achieve cost reductions.

Marketing and public relations expense increased approximately $3,000, or 83.77%, for the quarter ended September 30, 2010 compared to 2009 but decreased approximately $20,000, or 51.80%, during the nine months ended September 30, 2010 compared to 2009.  During the quarter ended September 30, 2010, the Bank began a branding campaign on the radio.  All other marketing was curtailed during 2010 in favor of more direct outreach through office receptions, “Bank Days” at local institutions, and direct calling by business development staff.

Professional services expense increased approximately $6,000, or 9.04%, for the quarter ended September 30, 2010 compared to 2009 and increased approximately $47,000, or 24.84% for the nine months ended September 30, 2010 compared to 2009. The increase is primarily related to higher accounting fees, loan-related legal fees and consulting fees for strategic planning and SBA loan collection services.

Data processing expenses declined approximately $12,000, or 9.27%, for the quarter ended September 30, 2010 compared to 2009 and declined approximately $59,000, or 14.25%, for the nine months ended September 30, 2010 compared to 2009. In September 2009, negotiations for contract extensions were completed that resulted in a reduction in core processing fees.  In addition, in October 2009, the Bank converted to an electronic transmission of its items processing by utilizing “Check 21” and branch capture processing that resulted in a reduction in its items processing fees.

Federal deposit insurance assessments increased approximately $18,000, or 101.04%, for the quarter ended September 30, 2010 compared to 2009 and increased approximately $61,000, or 133.35%, for the nine months ended September 30, 2010 compared to 2009.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  In 2006, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the Bank had an assessment credit to offset a portion of its premium. The assessment credit continued to be used to reduce deposit premiums that would otherwise have been due through 2009 when they were completely exhausted.

Other noninterest expense increased approximately $118,000, or 59.28%, for the quarter ended September 30, 2010 compared to 2009 and increased approximately $161,000, or 28.14%, for the nine months ended September 30, 2010 compared to 2009.  The increase is primarily associated with significant collection costs for classified and impaired loans including expenses related to acquiring properties through foreclosure and property management costs.

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

At September 30, 2010, a slight positive gap position is maintained on a cumulative basis through 1 year of 2.67% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  The positive gap position is created by an increased level of loans that reprice within 1 year and Federal Funds Sold that reprice immediately.  Management will review and monitor the structure and rates on new loan originations and renewals to maintain a balanced interest rate risk profile.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2010, the change in the market value of equity in a +200 basis point interest rate change is -26.2% that slightly exceeds the Bank’s policy limit of -25%.  The limit was exceeded as a result of the high level of fixed rate investment securities that decline in value in a rising rate environment.  Because most of these investments are used to secure public funds, management will closely review and monitor rates paid on these funds to mitigate interest rate risk when rates begin to rise.  In addition, management will attempt to mitigate this risk by originating more variable rate loans.  However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at September 30, 2010.

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

UNITED BANCSHARES, INC.

Date: November 15, 2010	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 15, 2010	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.