Form 10-K
period 2010-12-31
UNITED BANCSHARES INC /PA
filed 2011-03-31
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X
  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Large Accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [X]   Smaller Reporting Company [   ]

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes [   ]   No [X]

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_not applicable ] on June 30, 2010.   Not applicable, the Registrant shares are not publicly traded.

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of $.01 par value Series Preferred Stock  (Series A Preferred Stock).

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

As of March 8, 2011 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 50 through 51.  There are 89 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 8, 2011.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the fair market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) UBS’ need for capital; (j) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (k) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (l) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (m) the ability of key third party providers to perform their obligations to UBS and; (n) and UBS’ success in managing the risks involved in the foregoing.

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

As of March 8, 2011, UBS and the Bank had a total of 31 employees.

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

The Bank conducts all its banking activities through its three offices located as follows:  West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  In addition, the Bank leases and concurrently subleases to another company, the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows it to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2010, the Bank had total deposits aggregating approximately $67.2 million and had total net loans outstanding of approximately $44.7 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 381 census tracts and, based on census data, 249 or 65% of these are designated as low to moderate-income tracts while 105 or 27.5% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,517,550, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  In 2010 and 2009, the Bank received grants totaling $394,400 and $165,500, respectively, from the U.S. Treasury CDFI Bank Enterprise Award Fund for its small business lending activity.  Management intends to actively pursue additional CDFI and other government funding in 2011 to support its lending activity and capital adequacy.

The Bank seeks to strengthen communities in the Philadelphia region with innovative products and services including remote deposit capture and other electronic banking services. The Bank engages in commercial banking business with a particular focus on, and sensitivity to, groups that have been traditionally under-served, including Blacks, Hispanics and women.  The Bank offers a wide range of deposit products, including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

A broad range of credit products is offered to the businesses and consumers in the Bank’s service area, including commercial loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and secured credit card loans.  At March 8, 2011, the Bank’s maximum legal lending limit was approximately $988,000 per borrower.  However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

Competition

There is increasing competition among financial institutions in the Bank’s service area.  Money center banks have positioned new branches in once abandoned neighborhoods seeking to grow market share in minority communities.  The Bank competes with local, regional and national commercial banks, as well as savings banks, credit unions and savings and loan associations.  Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services.  The Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank’s “uniqueness” in the marketplace and its mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service.  A new branding message will be introduced in 2011, “So Much More Than Banking”, that highlights the Bank’s community development focus.

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

Dodd Frank Act

On July 21, 2010, the Dodd Frank Act was signed into law. The Dodd Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd Frank Act also includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•
Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will result in a decrease in the level of assessments for institutions with assets less than $10 billion.

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•
Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•
Amend the Electronic Funds Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

  As noted above, the Dodd Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd Frank Act, the ultimate impact of which will not be known for some time.

The Sarbanes-Oxley Act of 2002 (The” SOX Act”)

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In accordance with the requirements of Section 404(a) of the Sarbanes-Oxley Act, management’s report on internal controls is included herein at Part 9. The Dodd-Frank Act permanently exempts non-accelerated filers from the auditor attestation requirement of the Act.

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

In accordance with the Economic Stabilization Act (discussed below), the deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The newly enacted Dodd Frank Act made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.   In addition, the Dodd Frank Act provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest On Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions through December 31, 2012.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses. An institution’s risk is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned.  Pursuant to the Dodd Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e. Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator).

Prior to the passage of the Dodd Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009.  In 2009, the Bank paid $30,386 related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $502,011.  The Bank amortized and expensed $32,923 for the quarter ending December 31, 2009 and $135,784 for the year ending December 31, 2010.  The prepaid assessment remaining at December 31, 2010 is $333,303-- $162,587 for 2011 and $170,716 for 2012.

In connection with the Dodd Frank Act’s requirement that insurance assessments be based on assets, the FDIC has recently issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. The FDIC has stated that the new assessment schedule, which will be effective as of April 1, 2011, should result in the collection of assessment revenue that is approximately revenue neutral compared to the current method of calculating assessments. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.

The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the bank’s net funding cost and reduce its net income.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order, or condition imposed by the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the FDIC deposit insurance of the Bank, and the management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

Small Business Jobs and Credit Act

On Sept. 27, 2010, the Small Business Jobs and Credit Act was enacted.  It is the most significant piece of small business legislation in over a decade that provides critical resources to help small businesses continue to drive economic recovery and create jobs. The new law extended SBA enhanced loan provisions while offering billions more in lending support, tax cuts, and other opportunities for entrepreneurs and small business owners.  The Small Business Jobs and Credit Act authorized the creation of a $30 billion Small Business Lending Fund (“SBLF”).  Banks that are on the FDIC problem list or not current on TARP Capital Purchase Program dividend payments are not eligible.  It provides the Treasury with the ability to purchase preferred stock and other debt instruments from eligible financial institutions with less than $10 billion in total assets. Eligible institutions include insured depositories, bank and savings and loan holding companies, and certain community development loan funds. Eligible institutions with less than $1 billion in total assets can apply to receive investments of up to five percent of their risk-weighted assets. Eligible institutions between $1 billion and $10 billion in total assets can receive investments of up to three percent of risk-weighted assets. Participating institutions will pay a five percent dividend rate on the preferred stock, but this rate can be reduced to as low as one percent if a bank demonstrates a 10 percent increase in small business lending relative to a baseline set using the four quarters prior to enactment. The dividend rate is increased to seven percent after two years, if the bank does not increase its small business lending. To encourage timely repayment, the rate increases to nine percent after four and a half years. Treasury’s authority to make capital investments under the program is terminated one year after the date of enactment.  The Bank plans to submit an application to participate in the SBLF to support its lending activities and supplement capital by March 31, 2011, the deadline for application.

The Community Reinvestment Act

The Bank is required, by the Community Reinvestment Act (“CRA”) and its implementing regulations, to meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank’s CRA record is taken into account by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition.  The CRA also requires the federal banking agencies to make public disclosure of their evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA examination the Bank was given an “outstanding” CRA rating.

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

Future Litigation

UBS cannot be certain of the future effect of the legislation and regulations, described above, on its business, although there may be consolidation among financial service institutions and increased competition for UBS as well as an increase in the expense of regulatory compliance. From time to time the United States Congress, as well as the Pennsylvania Legislature enacts various laws which could place restrictions or impose requirements on financial institutions. It is impossible to predict whether any potential litigation will be enacted into law or, even if enacted, the effect which they may have on the business and earnings of USB and the Bank. There is no assurance that the recently enacted legislation discussed in regulatory matters above will stabilize the financial industry as intended.

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

Future loan losses may exceed the Bank’s allowance for loan losses

The Bank and UBS are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms.  The downturn in the economy and the real estate market in the Bank’s market area could have a negative effect on collateral values and borrowers’ ability to repay. This downturn in economic conditions could result in losses to UBS in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual status, thereby reducing interest income. To the extent loan charge-offs exceed the Bank’s projections, increased amounts allocated to the provision for loan losses would reduce income.

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

Our operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance

In addition to other factors, our earnings and cash flows are dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Changes in the general level of interest rates may have an adverse effect on our business, financial condition, and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and investment securities and the amount of interest that we pay on deposits and borrowed funds. Changes in monetary policy and interest rates also can adversely affect:

•	our ability to originate loans and obtain deposits;

•	the fair value of our financial assets and liabilities; and

•	the average duration of our investment securities portfolio.

If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowed funds.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely impact our business

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

The financial services industry is very competitive

The Bank faces competition in attracting and retaining deposits, making loans, and providing other financial services throughout the Bank’s market area. The Bank’s competitors include other community banks, larger banking institutions, trust companies and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.  Many of these competitors have substantially greater resources, including access to capital markets, than the Bank and are able to expend greater funds for advertising and marketing.  If the Bank is unable to compete effectively, the Bank will lose market share and income from deposits, loans, and other products may be reduced.

Higher FDIC assessments could negatively impact profitability

The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the Bank’s net funding cost and reduce its earnings.

Inadequate liquidity

The Bank may not be able to meet the cash flow requirements of its customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  While the Bank actively manages its liquidity position and is required to maintain minimum levels of liquid assets, rapid loan growth or unexpected deposit attrition may negatively impact the Bank’s ability to meet its liquidity requirements. The inability to increase deposits to fund asset growth represents a potential liquidity risk. The Bank may need to reduce earning asset growth through the reduction of current production, sale of assets and/or the participating out of future and current loans.  This might reduce future earnings of the Bank.

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

The ability to maintain adequate levels of capital to meet regulatory minimums and support growth

The Bank and UBS may not be able to maintain the requisite minimum regulatory capital levels to support asset growth.  While management may seek additional capital through available government programs, unforeseen economic events may negatively impact the Bank’s and UBS’ profitability and result in erosion of capital. This might restrict growth and reduce future earnings of the Company.

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

Our information systems may experience an interruption or breach in security that could impact our operational capabilities.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

USB’s Controls and Procedures may Fail or be Circumvented.

USB diligently reviews and updates its internal controls and financial reporting, disclosure controls and procedures and corporate governance policies and procedures.  Any failure or undetected circumvention of these controls could have material adverse impact on USB and the Bank’s financial condition and results of operations.

Additional, risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Bank’s management attention away from core banking operations which may ultimately reduce the Bank’s earnings

☐	New developments in the banking industry
☐	Variations in quarterly or annual operating results
☐	Revision of or the issuance of additional regulatory actions affecting UBS or the Bank
☐	Litigation involving UBS or the Bank
☐	Changes in accounting policies or procedures

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

In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building that expired in 2009.  The Bank simultaneously subleased this space to another company with the exception of the lobby in which its automated teller machine (ATM) is located.   In 2009, at expiration of the sublease, the Bank amended its corporate office lease to include this retail space for which the term is co-terminous. The Bank’s sublease with the African American Chamber of Commerce expired in September 2010.  Negotiations are underway with a prospective tenant, a national beverage company, to sublease the space beginning in March 2011.  Under this agreement, the Bank would have a designated space for business development as well as its ATM.  The Bank’s average aggregate gross monthly rental is $8,000 of which the prospective tenant would pay an average monthly rent of $5,500.

Mt. Airy Branch

The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. To further enhance its appeal, the internal appearance of this branch was updated in 2006 to include new paint, flooring, and furnishings.  This facility includes a retail banking lobby, teller area, offices, and vault and storage space.  In December 2008, the Bank began a new 10-year lease term for which the average monthly rent is $5,285.

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

Progress Plaza Branch

The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania.  The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis.   This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault.  Extensive improvements to the shopping plaza were completed in 2010.   In April 2008, the Bank’s branch was relocated within the shopping plaza to a newly constructed space at which time it began a 10-year lease for which the average aggregate gross monthly rent is $5,996.

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

There were no capital stock transactions during 2010 and 2009.

As of March 8, 2011 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

There were no equity compensation instruments outstanding at December 31, 2010.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Net interest income	$3,094	$3,124	$3,291	$3,600	$3,622
Provision for loan losses	747	235	368	120	137
Noninterest income	1,465	1,313	1,209	1,320	1,415
Noninterest expense	5,040	4,747	4,785	4,753	4,780
Net income (loss)	(1,228)	(545)	(653)	47	119
Net income (loss) per share – basic	(1.15)	(0.51)	(0.61)	0.04	0.11
Net income (loss) per share – fully diluted	(1.15)	(0.51)	(0.61)	0.04	0.11

Balance sheet totals:
Total assets	$73,966	$68,318	$69,435	$75,232	$73,935
Net loans	44,686	46,860	48,077	44,594	41,957
Investment securities	16,477	11,834	12,562	13,921	15,891
Deposits	67,211	60,307	60,904	66,084	64,924
Shareholders’ equity	6,297	7,531	8,050	8,685	8,614
Ratios:
Tangible Equity to average assets	7.95%	9.89%	10.32%	10.17%	9.93%
Equity to assets ratio	8.51%	11.02%	11.59%	11.54%	11.65%
Return on assets	(1.68)%	(0.79)%	(0.87)%	0.06%	0.16%
Return on equity	(17.49)%	(7.66)%	(8.21)%	0.62%	1.63%

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

Although the economy is slowly recovering, the lagging effect of the recession has resulted in asset quality challenges including higher levels of delinquent/nonaccrual loans.  During the year ended December 31, 2010, the Company significantly increased its provision for losses to address potential credit exposure.  Management also intensified its collection efforts which resulted in increased legal, collection and foreclosure-related expenses.  The following actions are critical to enhancing the Company’s future financial performance:

Proactive management of asset quality to minimize credit losses.  In 2010, improving credit quality was one of the Bank’s top priorities and will continue to be going forward.  Regular asset quality meetings continue to be held to review and proactively manage classified and emerging problem credits.  Significant progress was made in the Bank’s collection, underwriting, and customer relationship management practices. Evidence of these improvements can be seen in the reduction of the level of impaired loans from approximately $3.8 million to approximately $2.5 million and a decline in delinquency ratios from 13.73% at December 31, 2009 to 8.67% at December 31, 2010.  In addition, the Bank’s non-performing loans decreased to approximately $2.8 million at December 31, 2010 from $3.8 million at December 31, 2009. Non-performing loans during 2010 were positively affected by paydowns, charge-offs and transfers to other real estate owned. Management expects to make additional progress during 2011 in reducing the level of non-performing loans and non-performing assets and anticipates that credit quality costs, including the provision for loan losses and other real estate owned related costs, will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Continued core deposit growth.  During the year ended December 31, 2010, total deposits increased by approximately $6.9 million, or 11.45%, compared to 2009.  Utilizing its competitive advantage as a community development bank and increased FDIC insurance limits, management identified and continues to call upon corporations and institutions in the region to request core depository relationships to support the Bank’s small business lending strategies.  Management will continue to utilize this strategy as well as other retail deposit marketing strategies to achieve deposit growth that is critical to attaining economies of scale and leveraging capital to maximize the Company’s earnings potential.

Controlling and managing the net interest margin.  The Bank’s net interest margin for 2010 decreased twenty-eight (28) basis points to 4.57% from 4.85% for 2009. Margin compression was fueled by the continued historically low interest rate environment that resulted in lower yields on loans and investment securities. High levels of non-accrual loans also contributed to the compression. While management actively manages the rates paid on deposit products to “average” market rates to mitigate the effect of the reduction in yield on earning assets, its focus will be on growing the Bank’s core assets and reducing the level of nonaccrual loans to increase net interest income.

Controlling and managing noninterest expense.   During the year ended December 31, 2010, noninterest expense continued to escalate as a result of legal, collection-related expenses, costs associated with the acquisition and maintenance of foreclosure properties (other real estate) and increased FDIC insurance expense.  Savings continue to be realized in the area of data processing with the implementation of branch capture in late 2009 and re-negotiated data processing contracts. Management will continue to seek additional savings and efficiencies utilizing technology where possible including the introduction of e-statements in the first quarter of 2011 to reduce postage and an electronic document storage solution to reduce the cost of storage.

Enhancing capital to support growth.   Although reduced as a result of net losses and growth, the Bank’s tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements. Management recognizes the importance of establishing and maintaining capital levels to support the Bank’s growth and to remain in compliance with regulatory requirements.   Since dividends are not being paid to existing shareholders, there are no opportunities to sell additional shares to existing or prospective shareholders.  Therefore, management will seek to supplement capital utilizing programs available through the US Treasury Department for CDFIs as well as the new SBLF.

Results of Operations

In 2010, the Company recorded a net loss of approximately $1,228,000 ($1.15 per share) compared to a net loss of approximately $545,000 ($0.51 per share) in 2009 and net loss of approximately $653,000 ($0.61 per share) in 2008.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2010			2009			2008
	Average		Yield/	Average		Yield/	Average	Average	Yield/
(Dollars in thousands)	balance	Interest	Rate	Balance	Interest	Rate	balance	balance	rate
Assets:
Interest-earning assets:
Loans	$46,775	$2,806	6.00%	$48,568	$3,039	6.26%	$48,199	$3,335	6.92%

Investment securities held-to-maturity	13,711	508	3.71	9,888	439	4.44	9,366	447	4.77
Investment securities available-for-sale	1,348	62	4.60	2,211	107	4.84	3,040	161	5.30
Total investment securities	15,059	570	3.79	12,099	546	4.51	12,046	608	5.05

Interest bearing balances with other banks	305	1	0.33	299	7	2.34	292	8	2.40
Federal funds sold	5,557	12	0.22	3,396	8	0.24	5,398	130	2.41
Total interest-earning assets	67,696	3,389	5.01	64,362	3,600	5.59	66,295	4,081	6.15
Noninterest-earning assets:
Cash and due from banks	1,814			2,294			2,603
Premises and equipment, net	1,263			1,492			1,417
Other assets	2,975			1,863			1,925
Less allowance for loan losses	(740)			(626)			(697)
Total	$73,008			$69,385			$71,543
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$12,455	75	0.60%	$11,161	89	0.80%	$10,836	122	1.12%
Savings deposits	14,441	15	0.10	15,988	34	0.21	17,952	103	0.52
Time deposits	24,450	205	0.84	20,803	353	1.70	20,793	565	2.72
Total interest-bearing liabilities	51,346	295	0.57	47,952	476	0.99	49,581	790	1.59
Noninterest-bearing liabilities:
Demand deposits	14,232			13,248			13,117
Other	408			268			388
Shareholders’ equity	7,022			7,917			8,457
Total	$73,008			$69,385			$71,543
Net interest income		$3,094			$3,124			$3,291
Spread			4.44%			4.60%			4.56%
Net yield on interest-earning assets			4.57%			4.85%			4.96%

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

Net interest income totaled approximately $3,094,000 in 2010, a decrease of approximately $30,000, or 0.96% compared to 2009.  Net interest income totaled approximately $3,124,000 in 2009, a decrease of approximately $167,000, or 5.07% compared to 2008.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(107)	$(126)	$(233)	$23	$(319)	$(296)
Investment securities held-to-maturity	142	(73)	69	23	(31)	(8)
Investment securities available-for-sale	(40)	(5)	(45)	(40)	(14)	(54)
Interest-bearing deposits with other banks	-	(6)	(6)	-	(1)	(1)
Federal funds sold	5	(1)	4	(5)	(117)	(122)
Total Interest-earning assets	-	(211)	(211)	1	(482)	(481)
Interest paid on:
Demand deposits	8	(22)	(14)	3	(36)	(33)
Savings deposits	(2)	(17)	(19)	(4)	(65)	(69)
Time deposits	31	(179)	(148)	-	(212)	(212)
Total interest-bearing liabilities	37	(218)	(181)	(1)	(313)	(314)
Net interest income	$(37)	$7	$(30)	$2	$(169)	$(167)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2010, there was a decrease in net interest income of approximately $37,000 due to changes in volume and an increase of approximately $7,000 due to changes in rate. In 2009, there was an increase in net interest income of approximately $2,000 due to changes in volume but a decrease of $169,000 due to changes in rate.

Although average earning assets increased to approximately $67.7 million in 2010 compared to approximately $64.4 million in 2009, the net interest margin of the Bank declined to 4.57% in 2010 from 4.85% in 2009 and 4.96% in 2008.  The margin compression was fueled by the continued historically low interest rate environment with prime and federal funds sold rates of 3.25% and 0.25%, respectively.  High levels of non-accrual loans also contributed to the compression. While management actively manages the rates paid on deposit products to “average” market rates to mitigate the effect of the reduction in yield on earning assets, its focus will be on growing the Bank’s core assets and reducing the level of nonaccrual loans to increase net interest income.

The average yield on the investment portfolio declined to 3.79% in 2010 compared to 4.51% in 2009 and 5.05% in 2008. The decline in yield was the result of the call of higher yielding agency securities as well as a $5 million increase in governmental deposits for which the Bank is required to pledge collateral; as a result, securities were purchased in 2010 in the low rate environment.  In addition, some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices repriced in 2010.  The average yield is projected to decline further in 2011 as a result of anticipated calls of higher yielding agency securities as well as increased prepayment rates on mortgage-backed securities because of continued high levels of foreclosure.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The net provision for loan losses charged against earnings in 2010 was $747,000 compared to $235,000 in 2009 and $368,000 in 2008. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  Increased provisions during 2010 were primarily driven by declining real estate collateral values on loans deemed impaired and/or transferred to other real estate owned in the foreclosure process.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2010. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income increased approximately $152,000 in 2010, or 11.59% compared to 2009 and increased $104,000 in 2009, or 8.58% compared to 2008.

In September 2010, the Bank received a $394,400 Bank Enterprise Award (“BEA”) grant from the Community Development Financial Institutions Fund (“CDFI”) of the US Treasury for its small business lending activity.  This grant was fully recognized as all conditions required by the grant have been fulfilled, and is included as grant income.  In September 2009, the Bank received a similar $165,500 BEA grant from the CDFI Fund of the US Treasury for its small business lending activity.  This grant was fully recognized and is included as grant income in 2009.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2010, customer service fees declined approximately $57,000, or 11.65% compared to 2009 and declined approximately $65,000, or 11.72%, compared to 2008.  In 2010, the Bank escheated a number of dormant accounts for which it was collecting inactivity and/or low balance fees that resulted in a reduction in customer fees.  In addition, overdraft fees declined as a result of fewer overdraft “repeat offenders”.

During 2010, surcharge income on the Bank’s ATM network declined approximately $71,000, or 16.22%, compared to 2009 and declined approximately $17,000 in 2009, or 3.74%, compared to 2008. The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers move to electronic payment methods utilizing debit and credit cards versus cash.  Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2010 and 2009, these fees totaled $140,000 and $130,000 in 2008.  The Bank serves as agent/arranger for two (2) facilities.  Fees on these facilities are received annually for the administration of the credit facilities.  Growth in this business line was temporarily curtailed as a result of the turmoil in the financial markets over the last several years.  Management may seek to expand these credit services in 2011 as the economy moves out of recession.

Noninterest Expense

Noninterest expense increased approximately $292,000, or 6.16% in 2010 compared to 2009 and decreased approximately $38,000, or .79%, in 2009 compared to 2008.

Salaries and benefits increased approximately $110,000, or 6.86%, in 2010 compared to 2009 and increased approximately $50,000, or 3.19%, in 2009 compared to 2008.  The increase in 2010 is related to the hiring of additional staff in credit administration and lending as well as a cost of living increase for all staff.  Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy and equipment expense decreased approximately $79,000, or 7.23%, in 2010 compared to 2009 and decreased approximately $24,000, or 2.14%, in 2009 compared to 2008. The reduction in 2010 is attributable to lower depreciation expense as a result of computer equipment and furniture becoming fully depreciated and a negotiated reduction in Use and Occupancy Tax the Bank pays to the City of Philadelphia.

Office operations and supplies expense decreased approximately $12,000, or 4.04%, in 2010 compared to 2009 and decreased approximately $15,000, or 4.60%, in 2009 compared to 2008.  The decrease is primarily related to a reduction in courier expense as a result of the implementation of branch capture, Check 21 technology, in October 2009 to scan and electronically transmit the Bank’s checks and other items for processing versus physical delivery.  Management continues to review all office operations expenses including supplies, storage, security, etc. to achieve cost reductions.

Marketing and public relations expense decreased approximately $13,000, or 23.67%, in 2010 compared to 2009 and decreased approximately $48,000, or 45.68%, in 2009 compared to 2008.  During the quarter ended December 30, 2010, the Bank began a radio advertising campaign as well as the utilization of consultants to assist with the development of a new branding message, “So Much More Than Banking”.   All other marketing was curtailed during 2010 in favor of more direct outreach through office receptions and direct calling by business development staff.

Professional services expense increased approximately $62,000, or 24.55%, in 2010 compared to 2009 and increased approximately $10,000, or 3.90%, in 2009 compared to 2008. The increase is primarily related to higher accounting fees, loan-related legal fees and consulting fees for strategic planning and SBA loan collection services.

Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an extensive ATM network of twenty-five (25) machines for which it pays processing fees.  This network is larger than most banks in its peer group.

Data processing expenses decreased approximately $55,000, or 10.32%, in 2010 compared to 2009 and increased approximately $15,000, or 2.90%, in 2009 compared to 2008.  In September 2009, negotiations for contract extensions were completed that resulted in a reduction in core processing fees.  In addition, in October 2009, the Bank converted to an electronic transmission of its items processing by utilizing “Check 21” and branch capture processing that resulted in a reduction in its items processing fees.

Loan and collection expenses increased approximately $269,000, or 355.70%, in 2010 compared to 2009 and decreased approximately $6,000, or 7.56%, in 2009 compared to 2008.  The increase in 2010 is directly related to increased foreclosure activity in the Bank’s commercial loan portfolio that resulted in Sheriff’s sale costs and other expenses associated with the acquisition of other real estate properties.

Federal deposit insurance premiums increased approximately $47,000, or 48.28% in 2010 compared to 2009 and decreased approximately $56,000, or 36.52%, in 2009 compared to 2008.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  In 2006, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the Bank had an assessment credit to offset a portion of its premium. The assessment credit continued to be used to reduce deposit premiums that would otherwise have been due through 2009 when they were completely exhausted.  In 2010, the Dodd-Frank financial reform legislation was enacted that will, among other things, modify the method of calculating deposit insurance premiums and may result in a reduction in the Bank’s assessment beginning April 1, 2011.  (Refer to “The Dodd-Frank Act” and “Federal Deposit Insurance Assessments” above).

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses increased approximately $3,334,000, or 5.18%, in 2010 compared to 2009 and decreased approximately $1,933,000, or 2.92%, in 2009 compared to 2008.

Table 3—Sources and Use of Funds Trends

	2010			2009
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	balance	amount	Percent	balance	amount	Percent
Funding uses:
Loans	$46,775	$(1,793)	(3.69)%	$48,568	$369	0.77%
Investment securities
Held-to-maturity	13,711	3,823	38.66	9,888	522	5.57
Available-for-sale	1,348	(863)	(39.03)	2,211	(829)	(27.27)
Interest-bearing balances with other banks	305	6	2.01	299	7	2.40
Federal funds sold	5,557	2,161	63.63	3,396	(2,002)	(37.09)
Total uses	$67,696	$3,334		$64,362	$(1,933)
Funding sources:
Demand deposits:
Noninterest-bearing	$14,232	$984	7.43	$13,248	$131	1.00%
Interest-bearing	12,455	1,294	11.59	11,161	325	3.00
Savings deposits	14,441	(1,547)	(9.68)	15,988	(1,964)	(10.94)
Time deposits	24,450	3,647	17.53	20,803	10	0.05
Total sources	$65,578	$4,378		$61,200	$(1,498)

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

Average investment securities increased approximately $2,960,000, or 24.46%, in 2010 compared to 2009 and decreased approximately $307,000, or 2.45%, in 2009 compared to 2008.  The increase in 2010 was primarily related to an increase in average balances of governmental deposits that required collateralization.  The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency debt securities.  The Bank does not invest in high-risk securities or complex structured notes.  The most significant risk associated with the Bank’s investments is “optionality” whereby callable debt securities are called or the speeds at which mortgage-backed securities pay quicken creating additional liquidity in a declining rate environment.  The result is a reduction in yield on the portfolio.

As reflected in Table 4 below, the average maturity of the portfolio is 2.04 years in 2010.  At December 31, 2010, 68% of the investment portfolio consisted of callable agency securities for which the duration extended as a result of the purchase of securities with longer maturities to serve as collateral for governmental deposits as well as enhance the yield on the portfolio. However, a high level of call activity is projected in the current low interest rate environment that may result in a shortened duration.  The remainder of the portfolio consists of government sponsored agency (GSA) mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Home foreclosures in the current recessionary economy and lower interest rates continue to result in increased prepayment speeds and a shortened duration.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.  The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement securities that diversify risk and provide some level of monthly cash flow.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$-	-%	$9,369	3.45%	$1,033	2.89%	$10,402
Mutual funds and other			-		-		-		129
Mortgage-backed securities	-		-		-		-		5,880
Total securities	$-		$-		$9,369		$1,033		$16,411
Average maturity									2.04 years

The above table sets forth the maturities of investment securities at December 31, 2010 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans decreased approximately $1,793,000, or 3.69%, in 2010 compared to 2009 and increased approximately $369,000, or 0.77%, in 2009 compared to 2008. While commercial loan fundings during 2010 totaled approximately $4,000,000, they were offset by payoffs/paydowns, and charge-offs totaling approximately $1,400,000 in the commercial and consumer portfolios and the transfer of approximately $1,800,000 of commercial real estate to bank ownership following foreclosure and Sheriff’s sale actions.  Although the economy is slowly growing out of recession, the Bank continues to maintain stringent underwriting standards especially related to non-owner occupied real estate lending.  The focus is on traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available to mitigate credit risk.

As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $36.5 million, or 80%, of total loans at December 31, 2010. Approximately $18.7 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2010 were $13.6 million, or 37.5%, of the commercial portfolio. Management continues to closely monitor this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that may impact the level of tithes and offerings that provide cash flow for repayment.

As reflected in Table 6 below, approximately $16.7 million, or 36.67%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial and industrial	$5,729	$4,353	$4,286	$4,463	$5,323
Commercial real estate	30,738	32,294	32,199	28,640	27,016
Residential mortgages	4,432	5,313	6,110	6,549	5,551
Consumer loans	4,713	5,626	6,068	5,532	4,628
Total loans	$45,612	$47,587	$48,663	$45,184	$42,518

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$3,901	$1,520	$308	$5,729
Commercial real estate	3,579	16,538	10,621	30,738
Residential mortgages	331	97	4,004	4,432
Consumer loans	2,734	185	1,794	4.713
Total loans	$10,545	$18,340	$16,727	$45,612
Loans maturing after one year with:
Fixed interest rates				$30,448
Variable interest rates				4,619

Nonperforming Loans

Table 7 reflects the Bank’s nonperforming and restructured loans for the last five years.  The Bank generally determines a loan to be “nonperforming” when interest or principal is past due 90 days or more.  The loan is also placed on nonaccrual status at that time.  If it otherwise appears doubtful that the loan will be repaid, management may consider the loan to be nonperforming before the lapse of 90 days. The Bank’s policy is to charge off unsecured loans after 90 days past due.  Interest on nonperforming loans ceases to accrue except for loans that are well collateralized and in the process of collection.  When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income.

Table 7—Nonperforming Loans

(Dollars in thousands)	2010	2009	2008	2007	2006

Nonaccrual loans	$2,781	$3,783	$1,701	$745	$626
Impaired loans	2,516	3,553	$2,531	1,745	896
Interest income on nonaccrual loans included in net income for the year	110	219	9	35	39
Interest income that would have been recorded under original terms	186	195	121	65	51
Interest income recognized on impaired loans	63	34	64	112	76
Loans past due 90 days and still accruing	205	776	578	1,067	170
Troubled Debt Restructured loans	-	-	-	-	-

At December 31, 2010, nonaccrual loans totaled approximately $2,781,000 compared to approximately $3,783,000 at December 31, 2009.  The decline is primarily related to foreclosure activity totaling approximately $1,800,000.  In 2010, the Bank aggressively pursued collection on severely delinquent loans through the foreclosure process after exhausting all other avenues for repayment. The remaining nonaccrual loans primarily include commercial loans with SBA guarantees or real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

The level of classified loans (including impaired loans) decreased from approximately $3,913,000 in 2009 to approximately $3,251,000 in 2010. These loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date. No significant loss of principal or interest is envisioned on these loans as a result of the underlying collateral value and/or government guarantees.  The borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.   This category may include credits with inadequate loan agreements or control over collateral.  These borrowers may have limited ability to obtain credit elsewhere.  Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

Impaired loans totaled approximately $2,516,000 at December 31, 2010 compared to approximately $3,553,000 at December 31, 2009.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The increase is primarily concentrated in several significant commercial real estate loans.  The valuation allowance associated with impaired loans was approximately $238,000 and $187,000, at December 31, 2010 and 2009, respectively and included in the overall allowance for loan and lease losses.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment    Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.  (Refer to Note 3 in the financial statements for additional information on asset quality.)

Interest income recognized on impaired loans during the year ended December 31, 2010 and 2009 was $63,000 and $34,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

Management may modify or restructure the terms of certain loans to provide relief to borrowers. Restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of a borrower to provide for a reduction of either interest or principal, regardless of whether such loans are secured or unsecured and regardless of whether such credits are guaranteed by the government or by others.  At December 31, 2010 and 2009, there were no restructured loans.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

The commercial loan portfolio of the Bank is concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2010, loans to religious organizations represented approximately $441,000 of total impaired loans compared to approximately $132,000 at December 31, 2009.  The increase is related to one church relationship with credit exposure totaling approximately $318,000.  Management continues to work closely with the leadership of these organizations in an attempt to develop suitable repayment plans. In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio.  Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 2.03% at December 31, 2010 and 1.53% at December 31, 2009. Systematic provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to classified and impaired loans based on underlying recovery values as well as a general reserve for the portfolio based on many factors including charge-off history, migration analysis, economic conditions, concentrations of credit risk and other relevant data. The increase in the allowance in 2010 is related to an increase in specific reserves for impaired loans secured by real estate for which underlying values have declined.  In addition, there was a higher level of charge-offs in the commercial and consumer loan portfolios in 2010 that resulted in an increase in inherent general reserve requirements.  (Refer to Note 3 in the financial statements for additional information on the allowance for loan losses.)

Table 8—Allocation of Allowance for Loan Losses

		2010		2009		2008		2007		2006
		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)

Commercial and industrial	$301	12.56%	$324	8.54%	$282	8.81%	$517	9.88%	$362	12.52%
Commercial real estate	553	67.39	298	68.47	210	66.17	28	63.38	140	63.54
Residential mortgages	36	10.33	38	11.17	33	12.56	8	14.49	22	13.06
Consumer loans	36	9.72	65	11.82	62	12.47	37	12.25	37	10.88
Unallocated	-	-	2	-	-	-	-			-
	$926	100.00%	$727	100.00%	$587	100.00%	$590	100.00%	$561	100.00%

Management believes that the allowance for loan losses is adequate at December 31, 2010.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at January 1	$727	$587	$590	$561	$472

Charge-offs:
Commercial and industrial	(189)	(22)	(464)	(91)	(70)
Commercial real estate	(227)	(62)	(4)	-	-
Residential mortgages	(8)	-	-	-	-
Consumer loans	(177)	(57)	(51)	(139)	(202)
	(601)	(141)	(519)	(230)	(272)
Recoveries:
Commercial loans	7	2	107	92	57
Commercial real estate	1	-	-	-	-
Consumer loans	45	44	41	46	168
	53	46	148	138	225
Net recoveries (charge-offs)	(548)	(95)	(371)	(91)	(47)
Provisions charged to operations	747	235	368	120	137

Balance at December 31	$926	$727	$587	$590	$561
Ratio of net (recoveries) charge-offs to average loans outstanding	1.17%	0.20%	0.77%	0.21%	0.10%

Deposits

Average deposits increased approximately $4,378,000, or 7.15%, in 2010 compared to 2009 and declined approximately $1,498,000, or 2.39%, in 2009 compared to 2008.  Management continues to seek to distinguish the Bank as a community development bank through which corporations in the region can work collaboratively to positively impact the community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  Therefore, management continues to focus its marketing efforts on large corporations headquartered or doing business in the region to drive deposit growth.  In 2010, utilizing this strategy as well as increased FDIC limits, management was successful with its strategy of calling on corporations and institutions in the region to develop core depository relationships in support of its small business lending initiatives that resulted in a $1,294,000 increase in average money market deposits.  This strategy will continue to be utilized to grow core deposits.  In addition, a concerted effort was made to attract and retain core deposits from existing, new, and potential commercial loan customers to stabilize and grow deposit levels.

Savings account balances declined on average by approximately $1,547,000, or 9.68%, in 2010 compared to 2009 and declined approximately $1,964,000, or 10.94%, in 2009 compared to 2008.  With increased competition in the region as well as declining interest rates, the Bank is no longer able to utilize rates to attract deposits. Also, during the current recession, deposit attrition has occurred as a result of increased liquidity needs of customers.  New retail deposit strategies have been developed to encourage financial preparedness and increased savings.

Certificates of deposit increased on average by approximately $3,647,000, or 17.53%, in 2010 compared to 2009.  In April 2010, the Bank received an additional $5 million deposit from the City of Philadelphia for which a certificate of deposit was established.  The Bank has approximately $17,976,000 in certificates of deposit with balances of $100,000 or more. Approximately $13 million, or 72%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and are considered stable and core.

Table 10—Average Deposits by Class

	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$14,232	-%	$13,248	-%	$13,117	-%
Interest-bearing demand deposits	12,455	0.60	11,161	0.80	10,836	1.12
Savings deposits	14,441	0.10	15,988	0.21	17,952	0.57
Time deposits	24,450	0.84	20,803	1.70	20,793	2.72

Other Borrowed Funds

The Bank did not borrow funds during 2010.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.

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

Summaries of the Bank’s financial instrument commitments in thousands are as follows:
	2010	2009

Commitments to extend credit	$7,531	$8,558
Outstanding standby letters of credit	695	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and unused credit card lines.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The decrease in commitments at December 31, 2010 is primarily related to the completion and term out of several construction loans that were in process at December 31, 2009.  In addition, as a result of the credit climate, several national credit facilities in which the Bank participated with other minority institutions did not renew.  Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2010, management believes the Bank’s liquidity is satisfactory.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2010, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $8.7 million, or 11.75%, compared to approximately $6.3 million, or 9.21%, of total assets at December 31, 2009.  The increase primarily relates to growth in deposits.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

☐	Seek additional non-public deposits from new and existing private sector customers
☐	Sell participations of existing commercial credits to other financial institutions in the region

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

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)

3 months or less	$7,921
Over 3 through 6 months	6,618
Over 6 months through 1 year	2,723
Over 1 through five years	714
Over five years	-
Total	$17,976

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2010:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$26,023	$24,250	$1,235	$487	$51
Operating Lease Obligations	2,777	452	951	976	398
Total	$28,800	$24,702	$2,186	$1,463	$449

In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building that expired in 2009.  The Bank simultaneously subleased this space to another company with the exception of the lobby in which its automated teller machine (ATM) is located.   In 2009, at expiration of the sublease, the Bank amended its corporate office lease to include this retail space for which the term is co-terminous. The Bank’s sublease with the African American Chamber of Commerce expired in September 2010.  The Bank’s average aggregate gross monthly rental is $8,000 of which the prospective tenant would pay an average monthly rent of $5,500.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2010, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2010, an asset-sensitive position is maintained on a cumulative basis through one year of 2.89%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  Although increasing, this level is well within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis.    In the current low interest rate environment, this positive gap position creates margin compression.  Management has minimized the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and reducing the interest rates it pays on its premium savings and interest-bearing deposit products.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2010

(Dollars in thousands)	3 months or less	Over 3 through 12 months	Over 1 year Through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	$305	$-	$-	$-	$305
Investment securities	2,885	4,339	1,053	2,421	5,650	16,348
Federal funds sold	6,247	-	-	-	-	6,247
Loans	14,168	12,036	6,905	3,500	6,222	42,831
Total interest-sensitive assets	23,300	16,680	7,958	5,921	11,872	$65,731
Cumulative totals	23,300	39,980	47,938	53,859	65,731
Interest-sensitive liabilities:
Interest checking accounts	1,923	-	1,922	-	-	3,845
Savings and money market accounts	11,907	-	11,907	-	-	23,814
Certificates $100,000 or more	7,920	9,342	464	250	-	17,976
Certificates of less than $100,000	2,901	4,087	771	288	-	8,047
Total interest-sensitive liabilities	$24,651	$13,429	$15,064	$538	$-	$53,682
Cumulative totals	$24,651	$38,080	$53,144	$53,682	$53,682
Interest sensitivity gap	$(1,351)	$3,251	$(7,106)	$5,383	$11,872
Cumulative gap	(1,351)	1,900	(5,206)	177	12,049
Cumulative gap/total earning assets	(2.05)%	2.89%	(7.92%)	0.26%	18.33%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	0.95	1.05	0.90	1.10	1.22

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
A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2010 are as follows:

Year 1
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$3,187 3,177 3,178	1.28% 0.96 1.01
+100 basis points	3,174	0.87
Flat rate	3,147	-
-100 basis points	3,069	(2.46)
-200 basis points -300 basis points -400 basis points	2,850 2,617 2,404	(9.45) (16.82) (23.61)

Year 2
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$6,513 6,458 6,436	3.48% 2.61 2.27
+100 basis points	6,398	1.66
Flat rate	6,294	-
-100 basis points	6,057	(3.76)
-200 basis points -300 basis points -400 basis points	5,482 4,872 4,315	(12.90) (22.59) (31.43)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2010 are as follows:

MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+200 basis points +300 basis points +200 basis points	$2,551 3,362 4,289	(57.80)% (44.30) (29.00)
+100 basis points	5,223	(13.50)
Flat rate	6,040	-
-100 basis points	6,718	11.20
-200 basis points -300 basis points -400 basis points	7,429 8,179 8,975	23.00 35.40 48.60

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately.  At December 31, 2010, the change in the market value of equity in a +200 basis point interest rate change is -29.00%, in excess of the Bank’s policy limit of 25% and -57.80% in a +400 basis point interest rate change, above the policy limit of 50%.  Management will seek to mitigate this risk by originating more variable rate loans and/or purchasing floating rate mortgage-backed securities.

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

The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process.  Based on the results of the simulation models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all other measures at December 31, 2010.  If significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

1.	Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.
2.	Purchase quality loan participations with appropriate interest rate/gap match for the Bank’s balance sheet.
3.	Restructure the Bank’s investment portfolio.

Capital Resources

Total shareholders’ equity declined approximately $1,234,000, or 16.38%, in 2010 compared to 2009 and declined $518,000, or 6.44%, in 2009 compared to 2008. The decrease in capital in 2010 is attributable to a net loss of approximately $1,228,000 and other comprehensive loss related to a decrease in the unrealized gain on the securities classified as available-for-sale.

The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  Management submitted applications for funding through US Treasury programs available to Community Development Financial Institutions (“CDFIs”) to support growth and provide a “cushion” for unforeseen economic events that may negatively impact the Bank’s capital position.  In September 2010, the Bank received a $394,400 Bank Enterprise Award (“BEA”) grant from the Community Development Financial Institutions Fund (“CDFI”) of the US Treasury Department for its small business lending activity.  Management will continue to apply for these funds to supplement capital.

In addition, the Small Business Lending Fund (Refer to Small Business Jobs and Credit Act above) is another source that the Bank will seek to support its capital position.  The Small Business Jobs and Credit Act established a $30 billion Small Business Lending Fund for interested community banks with $10 billion or less in assets.  Community banks with less than $1 billion in assets will be eligible for investments of up to 5 percent of risk-weighted assets. The funds carry a base dividend rate of 5 percent.  Participants that increase their small-business lending will be able to lower their dividend rate to as low as l percent during the first two-year period.  The level of investment is up to 5% of risk-weighted assets, however, the Bank submitted an application that will request $1 million on March 2011.

Federal and state banking laws impose on financial institutions such as USB and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk basedcapital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  USB and the Bank are “well-capitalized” for regulatory capital purposes.  See Table 14 below for more information regarding USB’s regulatory capital ratios.

As indicated in Table 14, UBS’ risk-based capital ratios are above the minimum requirements, however, the Bank’s growth and operating results may have an adverse effect on its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

(Dollars in thousands)	2010	2009	2008
Total Capital	$6,297	$7,531	$8,050
Less: Intangible Assets/Net unrealized gains (losses) on available for
sale	(536)	(720)	(872)
Tier I capital	5,761	6,811	7,178
Tier II capital	577	596	587
Total qualifying capital	$6,338	$7,407	$7,765
Risk-adjusted total assets (including off-balance-sheet exposures)	$45,580	$47,569	$46,862
Tier I risk-based capital ratio	12.64%	14.32%	15.32%
Total (Tier I and II) risk-based capital ratio	13.91	15.57	16.57
Tier I leverage ratio	7.63	10.08	10.27

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

See Consolidated Financial Statements on pages 54 to 89 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2010.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B—OTHER INFORMATION

A shareholders’ annual meeting of UBS was held on December 17, 2010.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of three (3) Class C directors to serve four year terms and the ratification of the appointment of McGladrey and Pullen LLP as UBS’ independent registered public accounting firm for the year 2010.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

51.00% Shares Voted	445,687 of 873,725 Shares

Question	YES	NO	WITHHOLD/ABSTAIN
Election of Directors: Bernard Anderson David R. Bright Joseph T. Drennan (CLASS C)	99.33% 426,224	0.00% 0.00	0.67% 2,878.00
Ratify McGladrey and Pullen, LLP	99.47% 443,337	0.06% 300	0.45% 2,050.00

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	Will expire
Bernard E. Anderson	73	Economist	2002	2014
		Philadelphia, PA

David R. Bright	71	Retired, Executive Vice President
		Meridian Bancorp	2002	2014
		Philadelphia, PA

Joseph T. Drennan	66	Former Chief Financial Officer	2004	2014
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	68	Chairman of the Board,	1993	2012
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	65	Retired as co-Founder,	1996	2012
		John Frazier, Inc.
		Philadelphia, Pennsylvania

Maurice R. Mitts	50	Founder/Partner,	2008	2013
		Mitts Milavec, LLP, Attorney at Law
		Philadelphia, Pennsylvania
William B. Moore	68	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2011
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	65	President and CEO of Registrant	2000	2011
		and United Bank of Philadelphia

Ernest L. Wright	82	Founder, President and	1993	2012
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	65	President and Chief Executive Officer
Brenda M. Hudson-Nelson	49	Executive Vice President/Chief Financial Officer

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

Joseph T. Drennan, a director since 2002, serves as Treasurer of the Board and is Chairman of the Audit/Compliance Committee and member of the Executive and Asset Liability committees.  In addition, he has expertise in generally accepted accounting principles, financial statements, and internal control over financial reporting, as well as an understanding of audit committee functions.  Mr. Drennan has over 30 years banking experience as an executive in commercial, consumer and strategic planning.  He is the former partner and Chief Financial Officer of Universal Capital Management, Inc. providing equity to start-up and emerging companies.

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

Dr. Bernard E. Anderson a director since 2002 and chairs the Asset Liability Committee.  Dr. Anderson as an economist brings a dynamic perspective to the Bank as a retired Whitney E. Young, Jr., Professor of Management, The Wharton School, University of Pennsylvania As an Advisor to the Urban League of Philadelphia as well as the National Urban League, Dr. Anderson firmly believes that economic disparities among minority groups can be remediated through public and private policies aided at expanding economic opportunity for all with the Philadelphia region specifically and across the country in general.

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

CORPORATE GOVERNANCE

The Bylaws provide that a Board of Directors of not less than five (5) and not more than twenty-five (25) directors shall manage our business. The Board, as provided in the bylaws, is divided into four classes of directors: Class A, Class B, Class C and Class D, with each class being as nearly equal in number as possible. The Board of Directors has fixed the number of directors at nine (9), with three (3) members in Class A, one (1) member in Class B, three (3) members in Class C, and two (2) members in Class D.

Under UBS’ bylaws, persons elected by the Board of Directors to fill a vacancy on the Board serve as directors for the balance of the term of the director who that person succeeds.

Code of Conduct

UBS and the Bank have adopted a Code of Business Conduct and Ethics ( the “Code”) that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer.  The Code meets the requirement of a code of ethics for UBS’ and the Bank’s principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC’s Regulation S-K.  Any amendments to the Code or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC. The Code complies with requirements of the Sarbanes – Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee.

Under our Code of Ethics, the Board is responsible for resolving any conflict of interest involving the directors, executive officers and senior financial officers.  The executive officers are responsible for resolving any conflict of interest involving any other officer or employee.

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

Risk Oversight

The Board of Directors establishes and revises policies to identify and manage various risks inherent in the business of the Company, and both directly and through its committees, periodically receives and reviews reports from management to ensure compliance with and evaluate the effectiveness of risk controls.  The President and Chief Executive Officer meets regularly with other senior officers to discuss strategy and risks facing UBS.  Senior management attends monthly Board meetings and is available to address any questions or concerns raised by the Board on risk-management-related and any other matters.  Each month the Board receives presentations from senior management on strategic matters and discusses significant challenges, risks and opportunities for UBS.

The Board has an active role, as a whole and also at the committee level, in overseeing management of the UBS’ risks.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to areas of financial reporting, internal controls and compliance with accounting regulatory requirements. Employees who oversee day-to-day risk management duties, including the Vice President/Chief Risk Officer and Compliance Officer, report their findings to the Audit Committee.  The Loan Committee of the Bank assists the Board with fulfilling its oversight responsibilities with respect to management of risks related to the Bank’s loan portfolio and its credit quality.  The Asset Liability Management Committee of the Bank assists the Board with fulfilling its oversight responsibilities with respect to management of interest risk and the Bank’s investment portfolio.

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

The Nominating Committee’s process for identifying and evaluating nominees for director, including nominees recommended by security holders and for incumbent directors whose terms of office are set to expire, include review of the directors’ overall service during their terms, including meetings attended, level of participation, quality of performance, and contributions towards advancing UBS’s interests and enhancing shareholder value.  With respect to new directors, the procedure includes a review of the candidates’ biographical information and qualifications and a possible check of candidates’ references.  All potential candidates are interviewed by all members of the Committee and other members of the board.  Using this information, the committee evaluates the nominee and determines whether it should recommend to the board that the board nominate or elect to fill a vacancy with the prospective candidate.

The Committee believes the following qualifications must be met by a nominee:  a good character, have a reputation, personally and professionally, consistent with UBS’s image and reputation; be an active or former leaders of organizations; possess knowledge in the field of financial services; have an understanding of the Bank’s marketplace; be independent; be able to represent all of the shareholders; be willing to commit the necessary time to devote to board activities, and be willing to assume fiduciary responsibility.

Policy for Attendance at Annual Meetings

UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 17, 2010, all nine (9) directors attended the meeting.

GENERAL INFORMATION ABOUT UBS’ AND BANK’S BOARDS OF DIRECTORS

Director Independence

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

Meetings and Executive Sessions of Independent Directors

In 2010, the Bank’s Board of Directors is met at least monthly, except in August, and during 2010 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2010, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2010 and the committee meetings held by each committee on which the director served , except Maurice R. Mitts (73%), William B. Moore (73%), and Marionette Y. Wilson (64%).

Information About the Committees of the Boards of Directors of the Corporation and the Bank

The Committees of UBS’ Board of Directors are the Executive Committee, Audit/Compliance Committee, and the Nominating Committee. The Corporation and the Bank have the same committees with the same members for each committee, except that the Bank also has an Asset Liability Management Committee and a Loan Committee.

Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the  Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee also meets to discuss and approve certain human resource matters including compensation, and to ratify and approve certain of the Bank’s loans. The Executive Committee held eleven (11) meetings during 2010.

The Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank. The Executive Committee, without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2010, the Executive Committee held one (1) meeting as the Compensation Committee to discuss the performance and compensation of the executive officers.  There is no charter for the Executive Committee acting as a compensation committee.

              Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2010. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. The Committee held one(1) meeting during 2010 resulting in the nomination of for re-election of three (3) Class C directors.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2010, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2010, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

     The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2010.

Audit Committee Report

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2010, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with UBS’ management, (ii) discussed with McGladrey and Pullen, LLP, UBS’ independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (as modified or supplemented), (iii) discussed the independence of   McGladrey and Pullen, LLP, and (iv) has received the written disclosures and the letter from McGladrey and Pullen, LLP required by Public Company Accounting Oversight Board (United States)Rule 3526. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2010.

UBS’ Audit Committee is composed of   Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted: Joseph T. Drennan (Chairman), William B. Moore L. Armstead Edwards, Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of  March 8, 2011:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 8, 2011	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	65	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	49	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2010.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2010, the Executive Committee held one (1) meeting as the Compensation Committee.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives
The primary objectives of our compensation policy are:

☐	To attract and retain highly qualified key executive officers essential to our long-term success;
☐	To reward properly executive officers for performance, achievement of goals and enhancement of shareholder value.
☐	To assist with succession Planning to ensure adequate replacement for key executives

Compensation Philosophy

The compensation philosophy is to compensate our executive officer for performance. However, because of the Bank’s prior designation as a “troubled financial institution”, non-salary benefits had limitations including the inability to offer executives significant deferred compensation, post-retirement benefits or compensation in the event of a change in control.

The Committee’s Process

Because of the continued focus on achieving core profitability, only 5.00% cost of living increases covering multiple years were provided to executive officers in 2010.  This increase was consistent with that provided for all Bank personnel as it had been a number of years since salary adjustments were made.  Executive contract renewal deliberations continue to be deferred.

Components of Compensation for 2010

For the fiscal year ended December 31, 2010, the components of executive compensation were:

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

The committee receives evaluations of the other executive officer performance from Ms. Smalls and her recommendations for base salaries for the other officer. The recommendations are based on the officer’s level of responsibility and performance of duties. The committee then reviews and modifies, where appropriate, the recommendations and sets the salaries for the other executive officer.

Life Insurance and Auto Allowance

These benefits help to attract and retain qualified personnel within the current financial constraints.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the year ended December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls President/CEO	2010 2009 2008	$168,000 160,000 160,000	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$6,209 6,209 6,209	$174,209 166,209 166,209

Brenda Hudson- Nelson EVP/CFO	2010 2009 2008	121,000 115,000 115,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	6,095 6,095 6,905	127,095 121,095 121,095

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

COMPENSATION COMMITTEE REPORT

The Executive Committee serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended that the Compensation Discussion and Analysis be included  in this Proxy Statement and Annual Report on Form 10-K for the year ended December 31, 2010.

Respectfully submitted:

L. Armstead Edwards
William B. Moore
Marionette Y. Wilson
Joseph T. Drennan
David R. Bright

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2010. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of March 8, 2011 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.17%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wells Fargo, (formerly, Wachovia Corporation)2	50,000	5.70%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.42%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.08%
401 Cypress Street
Philadelphia, PA 19106

(1)	As of March 8, 2011, there were 876,921 shares of UBS’ voting Common Stock outstanding.
(2)	Wells Fargo (formerly Wachovia Corporation) owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.
(3)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 8, 2011 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

Name	Common Stock1,2,3	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.24%
Marionette Y. Wilson (Frazier)	17,900	2.05%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
Joseph T. Drennan	783	*
Maurice R. Mitts	833	*
William B. Moore	1,834	*
Evelyn F. Smalls	500	*

Certain Executive Officers
Evelyn F. Smalls	500	**	*
Brenda M. Hudson-Nelson	50		*
All Current Directors and Executive Officers as a Group	41,517		4.75%

Footnotes Concerning Beneficial Ownership of Stock
*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.

(1)
Stock ownership information is given as of March 8, 2011, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 8, 2011. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2010 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:
	2010	2009

Audit Fees	$111,804	$111,530
Audit-related fees	-	-
Tax fees	11,000	11,000
All other fees	-	-
Total fees	$122,804	$122,530

Services Provided by McGladrey and Pullen, LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey and Pullen, LLP in 2010 and 2009 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	53

		Consolidated Balance Sheets at December 31, 2010 and 2009.	54
		Consolidated Statements of Operations for the three years ended December 31, 2010.	55

		Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2010.	56

		Consolidated Statements of Cash Flows for the three years ended December 31, 2010.	57

		Notes to Consolidated Financial Statements	58

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts

a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Long Term Incentive Compensation Plan (Incorporated by reference to Registrant’s 1992 Form 10)

g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
h)	Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA(Incorporated by reference to Registrant’s 2005 Form 10-K)
i)	Lease for branch office located at 1520 North Broad Street (Incorporated by reference to Registrant’s 2005 Form 10-K)
j)	First Amendment to lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA(incorporated by reference to Registrant’s 2009 Form 10-K)

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	March 31, 2011

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	March 31, 2011
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	March 31, 2011
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	March 31, 2011

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	March 31, 2011

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	March 31, 2011

Bernard E. Anderson, Director

/s/________________________________________	March 31, 2011

David R. Bright, Director

/s/________________________________________	March 31, 2011

Maurice R. Mitts, Director

/s/________________________________________	March 31, 2011

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	March 31, 2011
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Bancshares, Inc. and Subsidiary

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
March 31, 2011

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets:	2010	2009
Cash and due from banks	$2,144,390	$2,495,359
Interest-bearing deposits with banks	304,721	303,485
Federal funds sold	6,247,000	3,491,000
Cash and cash equivalents	8,696,111	6,289,844

Investment securities:
Available-for-sale, at fair value	1,338,898	1,862,993
Held-to-maturity, at amortized cost (fair value of $15,242,856
and $10,019,986 in 2010 and 2009, respectively)	15,138,389	9,970,807

Loans, net of unearned discount of $44,418 and $58,024 in 2010
and 2009, respectively	45,612,217	47,587,112
Less allowance for loan losses	(925,905)	(727,397)
Net loans	44,686,312	46,859,715
Bank premises and equipment, net	1,143,347	1,358,296
Accrued interest receivable	363,348	421,292
Other real estate owned	1,416,543	-
Intangible assets	491,889	669,967
Prepaid expenses and other assets	690,878	884,879
Total assets	73,965,715	$68,317,793
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$13,528,781	$14,030,712
Demand deposits, interest-bearing	13,802,602	10,188,990
Savings deposits	13,856,033	15,302,458
Time deposits, under $100,000	8,047,679	8,417,102
Time deposits, $100,000 and over	17,975,595	12,367,359
Total deposits	67,210,690	60,306,621
Accrued interest payable	56,907	63,954
Accrued expenses and other liabilities	400,702	415,942
Total liabilities	67,668,299	60,786,517

Commitments and Contingencies (Notes 5, 9, and 13)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value,
500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(8,508,591)	(7,280,793)
Accumulated other comprehensive income	44,101	50,163
Total shareholders’ equity	6,297,416	7,531,276
Total liabilities and shareholders’ equity	$73,965,715	$68,317,793

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2010	2009	2008
Interest income:
Interest and fees on loans	$2,806,458	$3,039,349	$3,335,151
Interest on investment securities	569,778	545,119	607,996
Interest on federal funds sold	11,685	8,927	129,966
Interest on time deposits with other banks	1,260	7,215	7,444
Total interest income	3,389,181	3,600,610	4,080,557

Interest expense:
Interest on time deposits	205,291	352,919	565,396
Interest on demand deposits	75,400	89,367	121,617
Interest on savings deposits	14.407	33,888	102,768
Total interest expense	295.098	476,174	789,781
Net interest income	3,094,083	3,124,436	3,290,776
Provision for loan losses	747,000	235,000	368,000

Net interest income after provision for loan losses	2,347,083	2,889,436	2,922,776

Noninterest income:
Customer service fees	432,676	489,719	554,731
ATM fee income	366,971	437,997	454,628
Loan syndication fee income	140,000	140,000	130,000
Grant income	394,400	165,500	-
Other income	130,776	79,457	69,567
Total noninterest income	1,464,823	1,312,673	1,208,926

Noninterest expense:
Salaries, wages and employee benefits	1,717,137	1,606,978	1,557,247
Occupancy and equipment	1,017,477	1,096,789	1,120,800
Office operations and supplies	291,458	303,717	318,345
Marketing and public relations	43,140	56,516	104,045
Professional services	315,390	253,216	243,708
Data processing	473,788	528,298	513,424
Loan and collection cost	344,695	75,640	81,922
Deposit insurance assessments	144,183	97,240	153,193
Other operating	692,436	728,844	692,517
Total noninterest expense	5,039,704	4,747,238	4,785,201
Net loss before income taxes	(1,227,798)	(545,129)	(653,499)
Provision for income taxes	-	-	-
Net loss	$(1,227,798)	$(545,129)	$(653,499)

Net loss per common share—basic and diluted	$(1.15)	$(0.51)	$(0.61)
Weighted average number of common shares	1,068,588	1,068,588	1,068,588

 The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2010, 2009, and 2008

							Accumulated
					Additional		other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity	income (loss)

Balance at December 31, 2007	136,842	$1,368	1,068,588	$10,686	$14,749,852	(6,082,165)	$5,669	$8,685,410

Unrealized gains on investment securities, net of tax	-	-	-	-	-	-	17,837	17,837	$17,837
Net loss	-	-	-	-	-	(653,499)	-	(653,499)	(653,499)

									$(635,662)
Total comprehensive loss

Balance at December 31, 2008	136,842	$1,368	1,068,588	$10,686	$14,749,852	(6,735,664)	23,506	$8,049,748

Unrealized gains on investment securities, net of tax	-	-	-	-	-	-	26,657	26,657	$26,657
Net loss	-	-	-	-	-	(545,129)	-	(545,129)	(545,129)
								-
Total comprehensive loss
									$(518,472)
Balance at December 31, 2009	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(7,280,793)	$50,163	$7,531,276

Unrealized gains on investment securities, net of tax	-	-	-	-	-	-	(6,062)	(6,062)	$(6,062)
Net loss	-	-	-	-	-	(1,227,798)	-	(1,227,798)	(1,227,798)

Total comprehensive loss
									$(1,233,860)
Balance at December 31, 2010	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(8,508,591)	$44,101	$6,297,416

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2010	2009	2008

Cash flows from operating activities:
Net loss	$(1,227,798)	$(545,129)	$(653,499)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for loan losses	747,000	235,000	368,000
Amortization of premiums on investments	43,328	33,460	4,423
Amortization of core deposit intangible	178,078	178,078	178,078
Depreciation on fixed assets	274,151	343,741	304,657
Decrease (increase) in accrued interest receivable and
other assets	251,945	(451,670)	(61,403)
(Decrease) increase in accrued interest payable and
other liabilities	(22,287)	(1,298)	14,639
Net cash provided by (used in) operating activities	244,417	(207,818)	154,896

Cash flows from investing activities:
Purchase of available-for-sale investment securities	-	-	(250,000)
Purchase of held-to-maturity investment securities	(16,415,439)	(9,156,047)	(7,198,840)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	515,363	824,312	1,067,521
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	11,207,199	9,057,989	7,769,031
Proceeds from sale of other real estate owned	355,859	-	-
Net (increase) decrease in loans	(345,999)	982,049	(3,850,451)
Purchase of bank premises and equipment	(59,202)	(84,463)	(960,477)
Net cash (used in) provided by investing activities	(4,742,219)	1,623,840	(3,423,216)

Cash flows from financing activities:
Net increase (decrease) in deposits	6,904,069	(597,649)	(5,180,214)
Net cash provided by (used in) financing activities	6,904,069	(597,649)	(5,180,214)
Net increase(decrease)in cash and cash equivalents	2,406,267	818,373	(8,448,535)
Cash and cash equivalents at beginning of year	6,289,844	5,471,471	13,920,006
Cash and cash equivalents at end of year	$8,696,111	$6,289,844	$5,471,471
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$302,145	$539,013	$797,832
Noncash transfer of loans to other real estate owned	$1,772,402	-	-

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Bancshares, Inc. (the Company) is the holding company for United Bank of Philadelphia (the “Bank”).  The Company was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993 and provides financial services through the Bank.

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

Investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Bank’s asset/liability management strategy and possibly sold in response to changes in interest rates, prepayments and similar factors are classified as “Available for Sale.”  These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of the related income tax effect.  Gains and losses on the sale of such securities are accounted for on the specific identification basis in the statements of operations on the trade date.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income (loss). In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010, 2009, and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Bank as of December 31, 2010 and 2009 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

Loans

The Bank has both the positive intent and ability to hold the majority of its loans to maturity.  These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses.  Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount.  It is the Bank’s policy to discontinue the accrual of interest income when a default of principal or interest exists for a period of 90 days except when, in management’s judgment, the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is either applied against principal or reported as interest income according to management’s judgment as to collectability of principal.  When interest accruals are discontinued, unpaid accrued interest previously credited to income is reversed and the loan is classified as impaired.

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

Loans Held-for-sale

Loans held-for-sale are carried at the lower of aggregate cost or market value. The Bank had no loans held for sale at December 31, 2010 and 2009.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when all the components meet the definition of a participating interest and when control over the assets has been surrendered.  A participating interest generally represents (1) a proportionate (pro rata) ownership interest in an entire financial assets, (2) a relationship where from the date of transfer all cash flows received from the entire financial asset are divided proportionately among the participating interest holders in an amount equal  to their share of ownership, (3) the priority of cash flows has certain characteristics, including no reduction in priority, subordination of interest, or recourse to the transferor other than standard representation or warranties, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to pledge or exchange the entire financial asset.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical charge-off experience, other qualitative factors, and adjustments made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.  The Bank does not allocate reserves for unfunded commitments to fund lines of credit.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Bank will identify and assess loans that may be impaired through any of the following processes:

•	During regularly scheduled meetings of the Asset Quality Committee
•	During regular reviews of the delinquency report
•	During the course of routine account servicing, annual review, or credit file update
•	Upon receipt of verifiable evidence of a material reduction in the value of collateral to a level that creates a less than desirable LTV ratio

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller, homogeneous loans, including consumer installment and home equity loans, 1-4 family residential mortgages, and student loans are evaluated collectively for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

December 31, 2010, 2009, and 2008
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

It is the Bank’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statement of operations.

The Bank does not have an accrual for uncertain tax positions as of December 31, 2010 or 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

	2010	2009

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(1,957,599)	(1,779,521)
	$491,889	$669,967

Amortization of the intangible totaled approximately $178,100 for each of the years ended December 31, 2010, 2009, and 2008.  The amortization of the intangible is projected to be approximately $178,100 for each of the next two years and approximately $136,000 in 2013.  Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, net of estimated cost to sell, at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell.  Revenue and expenses from operations and changes in valuation allowance are charged to operations.  The Bank had approximately $1,417,000 in foreclosed real estate as of December 31, 2010.  The Bank had no foreclosed real estate as of December 31, 2009.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Management’s Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets and consideration of impairment of other intangible assets.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2010 presentation, with no impact on earnings or shareholders’ equity.

Comprehensive Income

Comprehensive income includes net loss as well as certain other items that result in a change to equity during the period. The components of other comprehensive income are as follows:

	December 31, 2010
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount

Unrealized loss on securities
Unrealized holding loss arising during period	$ (9,048)	$2,986	$ (6,062)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(9,048)	$2,986	$(6,062)

	December 31, 2009
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$39,787	$(13,130)	$26,657
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$39,787	$(13,130)	$26,657

(Continued)
UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued
2.
	December 31, 2008
	Before tax	Tax	Net of tax
	amount	benefit(expense)	amount
Unrealized gains on securities
Unrealized holding gains arising during period	$29,765	$(11,928)	$17,837
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$29,765	$(11,928)	$17,837

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements that fall in either Level 2 or level 3. The Company’s disclosures about fair value measurements are presented in Note 14: Fair Value Measurements. These new disclosure requirements were effective for fiscal years beginning after December 31, 2009, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. The existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the non-accrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. Since the adoption of this guidance was disclosure related, it did not have a material effect on the Company’s consolidated financial position or results of operations. However, it did result in additional disclosures as depicted in Note 4.

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  As changes in current accounting guidance are unknown, the Company cannot reasonably predict what effect, if any, this will have on the Company’s financial position or results of operations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

2. CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2010.  Reserve balances were $125,000, as of December 31, 2010 and 2009.

3.	INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2010 and 2009 are as follows:

	2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,144,091	$65,822	$-	$1,209,913
Investments in mutual funds	128,985	-	-	128,985
	$1,273,076	$65,822	$-	$1,338,898

Held-to-maturity:
U.S.Government agency securities	$10,401,918	$90,281	$(145,356)	$10,346,843
Government Sponsored Enterprises residential mortgage-backed securities	4,736,472	165,675	(6,134)	4,896,013
	$15,138,389	$255,957	$(151,490)	$15,242,856
	2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,659,353	$74,870	$-	$1,734,223
Total debt securities	128,770	-	-	128,770
Investments in mutual funds	$1,788,123	$74,870	$-	$1,862,993

Held-to-maturity:
U.S. Government agency securities	$6,574,668	$8,898	$(101,293)	$6,482,273
Government Sponsored Enterprises residential mortgage-backed securities	3,396,139	153,433	(11,859)	3,537,713
	$9,970,807	$162,331	$(113,152)	$10,019,986

In 2010, $10,047,000 in U.S. Government agencies securities were called.  In 2009, $8,475,000 in U.S. Government agencies securities were called. There were no gross gains or losses realized from these transactions during 2010, 2009 or 2008. No securities were sold during 2010, 2009, or 2008.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

3.  INVESTMENTS-Continued

The table below indicates the length of time individual held-to-maturity securities have been in a continuous unrealized loss position at December 31, 2010 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	Losses	value	losses	value	losses

U.S. Government
agency securities	14	$5,398	$(145)	$-	$-	$5,398	$(145)

Mortgage backed
securities	4	536	(6)	-	-	536	(6)
Total temporarily
impaired investment
securities	18	$5,934	$(151)	$-	$-	$5,934	$(151)

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2009 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	Losses	value	losses	value	losses

U.S. Government
agency securities	18	$5,718	$(101)	$-	$-	$5,718	$(101)

Mortgage backed
securities	2	510	(12)	-	-	510	(12)
Total temporarily
impaired investment
securities	20	$6,228	$(113)	$-	$-	$6,228	$(113)

U.S. Government and Agency Obligations. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010 and 2009.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Residential Federal Agency Mortgage-Backed Securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010 and 2009.

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

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2010 were as follows. Expected maturities may differ from contractual maturities because the U.S. agencies may be called or underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

	Amortized	Fair
	cost	Value
Available-for-sale:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government-sponsored enterprises residential mortgage-backed securities	1,144,091	1,209,913

Total debt securities	1,144,091	1,209,913
Investments in mutual funds	128,985	128,985
	$1,273,076	$1,338,829

Held-to-maturity:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	9,368,780	9,340,933
Due after ten years	1,033,138	1,005,910
Government-sponsored enterprises residential mortgage-backed securities	4,736,472	4,896,013

	$15,138,389	$15,242,856

As of December 31, 2010 and 2009, investment securities with a carrying value of $16,173,972 and $11,705,030 respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	2010	2009

Commercial and industrial:
Commercial	$3,133,405	$2,837,533
SBA Loans	228,722	319,715
Asset-based	2,367,443	1,196,218
Total Commercial and industrial	5,729,569	4,353,466

Commercial real estate:
Commercial mortgages	15,774,175	15,628,692
SBA Loans	1,311,032	1,351,673
Construction	-	1,249,506
Religious organizations	13,652,429	14,064,605
Total Commercial real estate	30,737,636	32,294,476

Consumer real estate:
Home equity loans	1,812,894	2,069,667
Home equity lines of credit	714,392	1,014,135
1-4 family residential mortgages	4,432,051	5,313,371
Total consumer real estate	6,959,337	8,397,173

Total real estate	37,696,973	40,691,649

Consumer and other:
Consumer installment	81,379	160,475
Student loans	1,912,375	2,181,083
Other	191,920	200,439
Total consumer and other	2,185,674	2,541,997

Total Loans	$45,612,216	$47,587,112

At December 31, 2010 and 2009, unamortized net deferred fees totaled $114,172 and $114,910, respectively, and are included in the related loan accounts.

Loan Origination/Risk Management.  The Bank has lending policies and procedures in place to maximize loan income within an acceptable level of risk.  Management reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by providing management with periodic reports related to loan origination, asset quality, concentrations of credit, loan delinquencies and non-performing and emerging problem loans.  Diversification in the portfolio is a means of managing risk with fluctuations in economic conditions.

UNITED BANCSHARES, INC. AND SUBSIDIARY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate prudently to service the projected debt.  Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  Commercial and industrial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and collateral securing these loans may fluctuate in value.  Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable. The Bank may also seek credit enhancements for commercial and industrial loans from the Small Business Administration, Department of Transportation or other available programs.  Generally, the Bank utilizes an advance formula for loans secured by eligible accounts receivable and other available programs to mitigate risk.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These loans are viewed as cash flow loans first and secondarily as loans secured by real estate.  Commercial real estate loans typically have higher principal amounts and the repayment of these loans is dependent on the successful operation of property securing the loan or business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The Bank tracks the level of owner occupied versus non-owner occupied loans.   Typically, owner-occupied real estate loans represent less risk for the Bank.

The Bank’s commercial real estate loans are largely concentrated in loans to religious organizations. These loans are generally made to these organizations are primarily for expansion and repair of church facilities (construction loans).  The source of repayment is viewed as cash flow from tithes and offerings and secondarily as loans secured by real estate.

The Bank’s construction lending has primarily involved lending for construction of commercial properties although the Bank does lend funds for construction of single-family residences. Construction loans are underwritten utilizing feasibility studies, independent appraisals, analysis of lease rates, and the financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates can be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. These loans are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, regulations of real property, general economic conditions and the availability of long-term financing.

Consumer loans are underwritten after an analysis of the borrower’s past and present financial information including credit score, personal financial statements, tax returns and other information deemed necessary to calculate debt service ratios that determine the ability of a borrower to repay the loan.  Minimum debt service ratios have been established by policy.  Underwriting standards for home equity loans are also heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80% and documentation requirements.

The Bank performs an annual loan review by an independent third party firm that reviews and validates the credit risk program.  The results of these reviews are presented to the board and management.  The loan review process reinforces the risk identification and assessment decisions made by lenders and credit administration personnel, as well as the Bank’s policies and procedures.

Concentrations of Credit.  The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans   Approximately $18.7 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at December 31, 2010 were $13.6 million, or 37.5%, of the commercial portfolio.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Related Party Loans.  In the ordinary course of business, the Bank granted loans to certain directors, executive officers and there affiliates (collectively referred to as “related parties”).  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability.  Activity in related party loans is presented in the following table.

	2010	2009
Balance outstanding at December 31,	$1,535,973	$826,868
Principal additions	1,012,362	838,657
Principal reductions	$(616,613)	$(129,552)
Balance outstanding at December 31,	$1,931,722	$1,535,973

Non-accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received 30 days as of the date such payments were due.  The Bank generally places a loan on non-accrual status when interest or principal is past due 90 days or more.  If it otherwise appears doubtful that the loan will be repaid, management may place the loan on nonaccrual status before the lapse of 90 days. Interest on loans past due 90 days or more ceases to accrue except for loans that are well collateralized and in the process of collection.  When a loan is placed on nonaccrual status, previously accrued and unpaid interest is reversed out of income.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$441,507	$-	$504,660	946,166	$2,187,239	$3,133,405
SBA loans	12,234	-	18,223	30,457	198,265	228,722
Asset-based	-	-	-	-	2,367,443	2,367,443
Total Commercial and industrial	453,741	-	522,883	976,623	4,752,947	5,729,570

Commercial real estate:
Commercial mortgages	125,348	-	1,494,690	1,620,038	14,154,137	15,774,175
SBA loans			58,123	58,123	1,252,909	1,311,032
Religious organizations	125,908	-	314,702	440,610	13,211,819	13,652,429
Total Commercial real estate	251,256	-	1,867,515	2,118,771	28,618,865	30,737,636

Consumer real estate:
Home equity loans	154,686	142,138	130,181	427,005	1,385,890	1,812,894
Home equity lines of credit	-	-	-	-	714,392	714,392
1-4 family residential mortgages	-	-	260,597	260,597	4,171,454	4,432,051
Total consumer real estate	154,686	142,138	390,778	687,602	6,271,736	6,959,337

Total real estate	405,941	142,138	2,258,293	2,806,373	34,890,600	37,696,973

Consumer and other:
Consumer installment	7,564	-	-	7,564	73,815	81,379
Student loans	87,464	43,731	-	131,195	1,781,180	1,912,375
Other	12,793	19,238	-	32,031	159,889	191,920
Total consumer and other	107,821	62,969	-	170,790	2,014,884	2,185,674

Total loans	$967,503	$205,107	$2,781,176	$3,953,786	$41,658,431	$45,612,217

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

An age analysis of past due loans, segregated by class of loans, as of December 31, 2009 follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$75,968	$-	$17,487	93,455	$2,744,078	$2,837,533
SBA loans	-	-	21,989	21,989	297,726	319,715
Asset-based	-	-	120,738	120,738	1,075,480	1,196,218
Total commercial and industrial	75,968	-	160,214	236,182	4,117,284	4,353,466

Commercial real estate:
Commercial mortgages	1,192,888	27,978	2,381,318	3,602,185	12,026,507	15,628,692
SBA loans	-	-	389,627	389,627	962,046	1,351,673
Construction	-	-	507,181	507,181	742,325	1,249,506
Religious organizations	305,553	492,190	-	797,743	13,266,862	14,064,605
Total commercial real estate	1,498,442	520,168	3,278,126	5,296,736	26,997,740	32,294,476

Consumer real estate:
Home equity loans	188,917	144,348	166,801	500,066	1,569,601	2,069,667
Home equity lines of credit	9,847	-	23,594	33,441	980,694	1,014,135
1-4 family residential mortgages	44,733	-	152,055	196,788	5,116,583	5,313,371
Total consumer real estate	243,497	144,348	342,450	730,295	7,666,878	8,397,173

Total real estate	1,741,939	664,516	3,620,576	6,027,031	34,664,618	40,691,649

Consumer and other:
Consumer installment	10,089	12,179	1,929	24,197	136,278	160,475
Student loans	137,268	99,008	-	236,276	1,944,807	2,181,083
Other	10,924	-	-	10,924	189,515	200,439
Total consumer and other	158,281	111,187	1,929	271,397	2,270,600	2,541,997

Total loans	$1,976,187	$775,703	$3,782,719	$6,534,610	$41,052,502	$47,587,112

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Impaired Loans. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis.

In accordance with guidance provided by ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, management employs one of three methods to determine and measure impairment: the Present Value of Future Cash Flow Method; the Fair Value of Collateral Method; and the Observable Market Price of a Loan Method.  To perform an impairment analysis, the Company reviews a loan’s internally assigned grade, its outstanding balance, guarantors, collateral, strategy, and a current report of the action being implemented. Based on the nature of the specific loans, one of the impairment methods is chosen for the respective loan and any impairment is determined, based on criteria established in ASC 310-10.

Year-end impaired loans are set forth in the following table.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Recognized
2010	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$504,660	$421,932	$82,728	$504,660	$82,728	$72,989	$21,304
SBA loans	20,939	18,223	-	18,223	-	19,747	-
Asset-based	-	-	-	-	-	20,123	-
Total Commercial and industrial	525,599	440,155	82,728	522,883	82,728	112,859	21,304

Commercial real estate:
Commercial mortgages	1,412,374	577,301	835,073	1,412,374	155,719	1,700,001	25,001
SBA Loans	150,196	140,439	-	140,439	-	289,225	-
Construction	-	-	-	-	-	338,121	-
Religious Organizations	440,610	440,610	-	440,610	-	311,591	16,986
Total Commercial real estate	2,003,180	1,158,350	835,073	1,993,423	155,719	2,638,938	41,987

Total Loans	$2,528,779	$1,598,506	$917,801	$2,516,307	$238,447	$2,751,797	$63,291

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest Recognized
2009	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-	$-	$-
SBA loans	21,989	21,989	-	21,989	-	20,081	-
Asset-based	120,738	-	120,738	120,738	120,738	77,736	-
Total commercial and industrial	142,727	21,989	120,738	263,465	120,738	97,817	-

Commercial real estate:
Commercial mortgages	2,381,318	2,365,435	15,883	2,381,318	2,083	1,708,533	6,022
SBA loans	389,627	320,996	68,630	389,626	12,767	422,753	-
Construction	507,181	-	507,181	507,181	51,539	42,265	16,779
Religious organizations	132,190	132,190	-	132,190	-	123,058	11,215
Total commercial real estate	3,410,316	2,818,621	591,694	3,410,315	66,389	2,296,609	34,016

Total Loans	$3,553,043	$2,840,610	$712,432	$3,553,043	$187,127	$2,394,426	$34,016

Credit Quality Indicators.  For commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality.  Each loan’s internal risk weighting is assigned at origination and updated at least annually and more frequently if circumstances warrant a change in risk rating.  The Bank uses a 1 through 7 loan grading system that follows regulatory accepted definitions as follows:

•
Risk ratings of “1” through “3” are used for loans that are performing and meet and are expected to continue to meet all of the terms and conditions set forth in the original loan documentation and are generally current on principal and interest payments.  Loans with these risk ratings are reflected as “Good/Excellent” and “Satisfactory” in the following table.

•
Risk ratings of “4” are assigned to “Pass/Watch” loans which may require a higher degree of regular, careful attention.  Borrowers may be exhibiting weaker balance sheets and positive but inconsistent cash flow coverage. Borrowers in this classification generally exhibit a higher level of credit risk and are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Loans with this rating would not normally be acceptable as new credits unless they are adequately secured and/or carry substantial guarantors. Loans with this rating are reflected as “Pass” in the following table.

•
Risk ratings of “5” are assigned to “Special Mention” loans that do not presently expose the Bank to a significant degree of risks, but have potential weaknesses/deficiencies deserving Management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. No loss of principal or interest is envisioned.  Borrower is experiencing adverse operating trends, which potentially could impair debt, services capacity and may necessitate restructuring of credit.  Secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure. However a restructuring of the debt should result in repayment.  The asset is currently protected, but is potentially weak.  This category may include credits with inadequate loan agreements, control over the collateral or an unbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized but exceptions are considered material. These borrowers would have limited ability to obtain credit elsewhere.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

•
Risk ratings of “6” are assigned to ‘Substandard” loans which are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets must have a well-defined weakness. They are characterized by the distinct possibility that some loss is possible if the deficiencies are not corrected. The borrower’s recent performance indicated an inability to repay the debt, even if restructured. Primary source of repayment is gone or severely impaired and the Bank may have to rely upon the secondary source. Secondary sources of repayment (e.g., guarantors and collateral) should be adequate for a full recovery. Flaws in documentation may leave the bank in a subordinated or unsecured position when the collateral is needed for the repayment.

•
Risk ratings of “7” are assigned to “Doubtful” loans which have all the weaknesses inherent in those classified “Substandard” with the added characteristic that the weakness makes the collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  The borrower's recent performance indicates an inability to repay the debt.  Recovery from secondary sources is uncertain.  The possibility of a loss is extremely high, but because of certain important and reasonably- specific pending factors, its classification as a loss is deferred.

•
Risk rating of “8” are assigned to “Loss” loans which are considered non-collectible and do not warrant classification as active assets.  They are recommended for charge-off if attempts to recover will be long term in nature.  This classification does not mean that an asset has no recovery or salvage value, but rather, that it is not practical or desirable to defer writing off the loss, although a future recovery may be possible.  Loss should always be taken in the period in which they surface and are identified as non-collectible as a result there is no tabular presentation.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

For consumer and residential mortgage loans, management uses performing versus nonperforming as the best indicator of credit quality.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to contractual terms is in doubt.  These credit quality indicators are updated on an ongoing basis.  A loan is placed on nonaccrual status as soon as management believes there is doubt as to the ultimate ability to collect interest on a loan.

The table below details the bank’s loans by class according to their credit quality indictors discussed above.

	2010
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Total

Commercial and industrial:
Commercial	$379,003	$2,078,992	$72,641	$98,109	$504,660	$3,133,405
SBA loans	-	90,000	70,643	-	68,079	228,722
Asset-based	-	2,082,626	183,875	100,942	-	2,367,443
	379,003	4,251,618	327,159	199,051	572,739	5,729,570
Commercial real estate:
Commercial mortgages	-	13,901,585	264,496	-	1,608,094	15,774,175
SBA Loans		1,240,674			70,358	1,311,032
Construction	-	-	-	-	-	-
Religious organizations	-	9,919,609	2,932,210	360,000	440,610	13,652,429
	-	25,061,868	3,196,706	360,000	2,119,062	30,737,636

Total commercial loans	$379,003	$29,313,486	$3,523,865	$559,051	$2,691,801	$36,467,206

	2010
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,682,713		$130,181		$1,812,894
Home equity line of credit	714,392		-		714,392
1-4 family residential mortgages	4,171,454		260,597		4,432,051
	6,568,559		390,778		6,959,337

Consumer Other:
Consumer Installment	81,379		-		81,379
Student loans	1,912,375		-		1,912,375
Other	191,920		-		191,920
	2,185,674		-		2,185,674

Total consumer loans	$8,754,233		$390,778		$9,145,011

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

	2009
	Good/Excellent	Satisfactory	Pass	Special Mention	Substandard	Total

Commercial and industrial:
Commercial	$-	$2,511,827	$148,289	$56,679	$120,738	$2,837,533
SBA loans	-	83,635	-	-	236,080	319,715
Asset-based	-	799,323	-	-	396,895	1,196,218
	-	3,394,785	148,289	56,679	753,713	4,353,467
Commercial real estate:
Commercial mortgages	507,657	12,145,044	206,836	130,907	2,638,248	$15,628,692
SBA loans		1,150,675			200,998	1,351,674
Construction	-	1,249,506	-	-	-	1,249,506
Religious organizations	-	12,005,136	1,927,280	-	132,190	14,064,605
	507,657	26,550,361	2,134,115	130,907	2,971,436	32,294,477

Total commercial loans	$507,657	$29,945,146	$2,282,404	$187,586	$3,725,150	$36,647,944

	2009
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total
Consumer real estate:
Home equity	$1,902,866		$166,801		$2,069,667
Home equity line of credit	990,541		23,594		1,014,135
Residential mortgages	5,161,316		152,055		5,313,371
	8,054,723		342,450		8,397,173

Consumer other:
Consumer installment	160,475				160,475
Student loans	2,181,083				2,181,083
Other	198,510		1,929		200,439
	2,540,068		1,929		2,541,997

Total consumer loans	$10,594,791		$344,379		$10,939,170

Allowance for loan losses.  Management reviews the level of the allowance for loans losses on a quarterly basis.  The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves.  The same standard methodology is used, regardless of loan type.  Specific reserves are made to individual impaired loans which have been defined to include all nonperforming loans and troubled debt restructurings.  The general reserve is set based upon a representative average historical net charge-off rate adjusted for certain environmental factors such as delinquency and impairment trends, charge-off and recovery trends, volume and loan term demand trends, risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes.

All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, moderate, high.  The factors are evaluated separately for each type of loan (i.e. commercial and industrial, commercial real estate, etc.)  Each type of loan is risk weighted for each environmental factor based on individual characteristics.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2010 and 2009 is as follows:

(in 000's)
2010
	Commercial and industrial	Commercial real estate	Residential mortgages	Consumer loansReal Estate	Consumer Loans Other	Unallocated	Total
Beginning balance	$324	$298	$38	$59	$6	$2	$727
Provision for possible loan losses	159	481	6	80	23	(2)	747

Charge-offs	(189)	(227)	(8)	(154)	(23)	-	(601)
Recoveries	7	1	-	45		-	53
Net charge-offs	(182)	(226)	(8)	(109)	(23)	-	(548)

Ending balance	$301	$553	$36	$36	$6	$-	$926

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$82	$156	$-	$-	$-	$-	$238
Loans collectively evaluated for impairment	219	397	36	36	-		688
	$301	$553	$36	$36	$-	$-	$926

Loans, ending balance:
Loans indivdually evaluated for impairment	$523	$1,993	$-	$-	$-	$-	$2,516
Loans collectively evaluated for impairment	5,206	28,745	4,432	2,527	2,186		43,095
Total	$5,729	$30,738	$4,432	$2,527	$2,186	$-	$45,611

2009

Beginning balance	$282	$210	$62	$33		$-	$587
Provision for possible loan losses	62	150	(24)	45		2	235

Charge-offs	(22)	(62)	-	(57)		-	(141)
Recoveries	2	-	-	44		-	46
Net charge-offs	(20)	(62)	-	(13)	-	-	(95)

Ending balance	$324	$298	$38	$65	$-	$2	$727

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$121	66	-	-	-	-	$187
Loans collectively evaluated for impairment	203	232	38	65	-	2	540
	$324	$298	$38	$65	$-	$2	$727

Loans, ending balance:
Loans indivdually evaluated for impairment	$142	$3,410	$-	$-	$-	$-	$3,552
Loans collectively evaluated for impairment	4,211	28,884	5,313	3,084	2,542		44,035
Total	$4,353	$32,294	$5,313	$3,084	$2,542	$-	$47,587

2008
Beginning balance							$590
Provision for possible loan losses							368

Charge-offs							(519)
Recoveries							148
Net charge-offs							(371)

Ending balance							$587

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

	Estimated
	useful life	2010	2009

Buildings and leasehold improvements	10-15 years	$1,256,349	$1,679,142
Furniture and equipment	3- 7 years	725,630	1,257,699
		1,981,979	2,936,841
Less accumulated depreciation		(838,632)	(1,578,545)
		$1,143,347	$1,358,296

Depreciation expense on fixed assets totaled $274,151, $343,741, and $304,657, for the years ended December 31, 2010, 2009, 2008, respectively.

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements.  The amount of expense for operating leases for the years ended December 31, 2010, 2009, and 2008 was $416,640, $416,201, and $394,396, respectively. Future minimum lease payments under operating leases are as follows:

Year ending December 31,	Operating leases

2011	$451,776
2012	470,354
2013	480,243
2014	490,194
2015	486,778
Thereafter	397,593

Total minimum lease payments	$2,776,938

6.  DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits (certificates of deposit) are as follows (in thousands):

2011	$24,250
2012	831
2013	404
2014	147
2015	340
Thereafter	51

$26,023

7.   BORROWINGS

At December 31, 2010,  the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.  As of December 31, 2010 and 2009, the Bank had no borrowings outstanding.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

8.	INCOME TAXES

At December 31, 2010, the Bank has net operating loss carry forwards of approximately $6,020,000 for income tax purposes that expire in 2013 through 2027.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $2,749,768 and $2,400,568 as of December 31, 2010 and 2009, respectively, has been recognized to offset the deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s deferred tax assets are as follows:

	December 31,
	2010	2009

Deferred tax assets(liabilities):
Provision for loan losses	$214,918	$147,544
Unrealized gain on investment securities	(21,721)	(24,707)
Depreciation	380,715	391,666
Net operating loss carryforwards	2,048,999	1,763,240
Other, net	126,858	122,825
Valuation allowance for deferred tax assets	(2,749,768)	(2,400,568)
Net deferred tax assets	$-	$-

	2010	2009

Effective rate reconciliation:
Tax at statutory rate (34%)	$(417,451)	$(185,344)
Nondeductible expenses	6,163	5,191
Increase in valuation allowance	344,592	167,439
Other	66,696	12,714
Total tax expense	$-	$-

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2007.

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

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Summaries of the Bank’s financial instrument commitments are as follows:

	2010	2009

Commitments to extend credit	$7,531,275	$8,558,100
Outstanding letters of credit	695,033	-

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

10. FAIR VALUE

Fair Value Measurements

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried at fair value in three levels as follows:

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)				Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale: Government Sponsored Enterprises residential mortgage-backed securities Mutual Funds Total	$1,210 129 $1,339	$- 129 $129	$1,210 - $1,210	- -

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

(in 000’s)				Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale: Government Sponsored Enterprises residential mortgage-backed securities Mutual Funds Total	$1,734 $129 $1,863	$- 129 $129	$1,734 - $1,734	- -

As of December 31, 2010 and 2009, the fair value of the Bank’s AFS securities portfolio was approximately $1,339,000 and $1,863,000, respectively.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,210,000 and $1,734,000 at December 31, 2010 and 2009, respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  All AFS securities were classified as level 2 assets at December 31, 2010 and 2009.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended December 31, 2010 or 2009.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheets.  The valuation allowance for impaired loans at December 31, 2010 and December 31, 2008 was $238,000 and $187,000 respectively.

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2010, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2010.

Carrying Value at December 31, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during the year ended December 31, 2010
Impaired Loans Other real estate owned (“OREO”)	$679 1,417	- -	- -	$679 1,417	$(238) -

 UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Carrying Value at December 31, 2009:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during year ended December 31, 2009
Impaired Loans	$525	-	-	$525	$(91)

     Fair Value of Financial Instruments

FASB ASC Topic 825 “Disclosure About Fair Value of Financial Instruments”, requires the disclosure of the fair value of financial instruments.  The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or non recurring basis are discussed above.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

The fair value of financial instruments at year-end are presented below:

(in 000’s)
	2010		2009
	Carrying	Fair	Carrying	Fair
Assets:	Amount	Value	Amount	Value
Cash and cash equivalents	$8,696	$8,696	$6,290	$6,290
Investment securities	16,477	16,582	11,834	11,883
Loans, net of allowance for loan losses	44,686	44,698	46,860	46,707
Interest receivable	363	363	421	421
Liabilities:
Demand deposits	27,331	27,331	24,219	24,219
Savings deposits	13,856	13,856	15,302	15,302
Time deposits	26,023	26,023	20,785	20,785
Interest Payable	57	57	64	64

11.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2010	2009
Assets:
Cash and cash equivalents	$70	$117
Investment in United Bank of Philadelphia	6,227	7,415
Total assets	$6,297	$7,532

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(8,509)	(7,280)
Net unrealized holding gains on securities available-for-sale	44	50

Total shareholders’ equity	$6,297	7,532

Total liabilities and shareholders’ equity	$6,297	$7,532

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

Condensed Statements of Operations
Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Other Expenses	$(47)	$(72)	$(61)
Equity in net (loss) income of subsidiary	$(1,181)	$(473)	$(592)
Net loss	$(1,228)	$(545)	$(653)
Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,228)	$(545)	$(653)
Adjustments:
Increase (decrease) in liabilities	-	-	(3)
Equity in net (loss) income of subsidiary	1,181	473	592
Net cash used in operating activities	(47)	(72)	(64)
Cash and cash equivalents at beginning of year	117	189	253
Cash and cash equivalents at end of year	$70	$117	$189

12. REGULATORY MATTERS

The Bank engages in the commercial banking business, with a particular focus on serving African Americans, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank’s service area.  As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the FDIC and the Pennsylvania Department of Banking and are required to maintain capital requirements established by those regulators. Effective January 1, 2010, the FDIC became the Bank’s primary regulator after it voluntarily surrendered its Federal Reserve Membership.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

The Company and the Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk-
weighted assets:
Consolidated	$6,338	13.91%	$3,652	8.00%	N/A
Bank	6,268	13.75%	3,646	8.00%	$4,558	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	5,761	12.64%	1,826	4.00%	N/A
Bank	5,691	12.49%	1,823	4.00%	$2,735	6.00%
Tier I capital to average assets:
Consolidated	5,761	7.63%	3,024	4.00%	N/A
Bank	5,691	7.53%	3,022	4.00%	$3,777	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital to risk-
weighted assets:
Consolidated	$7,407	15.57%	$3,815	8.00%	N/A
Bank	7,290	15.33%	3,806	8.00%	$4,759	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	6,811	14.32%	1,907	4.00%	N/A
Bank	6,694	14.07%	1,903	4.00%	$2,854	6.00%
Tier I capital to average assets:
Consolidated	6,811	10.08%	2,708	4.00%	N/A
Bank	6,694	9.91%	2,703	4.00%	$3,379	5.00%

13.  COMMITMENTS AND CONTINGENCIES

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

 UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

14.  EARNINGS PER SHARE COMPUTATION

Net loss per common share is calculated as follows:
	Year ended December 31, 2010
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,227,798)
Basic EPS
Loss attributable to common stockholders	$(1,227,798)	1,068,588	$(1.15)
Fully Diluted EPS
Loss attributable to common stockholders	$(1,227,798)	1,068,588	$(1.15)

	Year ended December 31, 2009
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(545,129)
Basic EPS
Loss attributable to common stockholders	$(545,129)	1,068,588	$(0.51)
Fully Diluted EPS
Loss attributable to common stockholders	$(545,129)	1,068,588	$(0.51)

	Year ended December 31, 2008
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(653,499)
Basic EPS
Loss attributable to common stockholders	$(653,499)	1,068,588	$(0.61)
Fully Diluted EPS
Loss attributable to common stockholders	$(653,499)	1,068,588	$(0.61)

There were no common stock equivalents for the years December 31, 2010, 2009, and 2008.

The preferred stock is non cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2010, 2009, and 2008

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2010 and 2009, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

(Dollars in thousands)
	2010
	Fourth		Third	Second	First
	Quarter		Quarter	Quarter	Quarter

Interest income		$851	$878	$848	$812
Interest expense		68	74	77	76
Net interest income		783	804	771	736
Provision for loan losses		270	70	377	30
Net interest after provision for loan losses		513	734	394	706
Noninterest income		282	615	301	267
Noninterest expense		1317	1,303	1,256	1,164
Net (loss)earnings		$(522)	$46	$(561)	$(191)
Basic (loss)earnings per common share	$	(0.47)	$0.04	$(0.54)	$(0.18)
Diluted (loss)earnings per common share	$	(0.47)	$0.04	$(0.54)	$(0.18)

(Dollars in thousands)

	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$845	$907	$927	$921
Interest expense	91	111	125	149
Net interest income	754	796	802	772
Provision for loan losses	30	145	30	30
Net interest after provision for loan losses	724	651	772	742
Noninterest income	306	417	313	276
Noninterest expense	1,227	1,200	1,166	1,155
Net loss	(196)	(132)	(80)	(137)
Basic loss per common share	$(0.18)	$(0.12)	$(0.08)	$(0.13)
Diluted loss per common share	$(0.18)	$(0.12)	$(0.08)	$(0.13)

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010

UNITED BANCSHARES, INC.

EXHIBITS