Form 10-Q
period 2011-03-31
UNITED BANCSHARES INC /PA
filed 2011-05-16
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of May 4, 2011, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of May 4, 2011.

FORM 10-Q

Item 1.  Consolidated Statements of Condition--unaudited)

	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$2,055,525	$2,144,390
Interest bearing deposits with banks	304,890	304,721
Federal funds sold	9,372,000	6,247,000
Cash & cash equivalents	11,732,415	8,696,111

Investment securities:
Held-to-maturity, at amortized cost (fair value of $15,342,230
and $15,242,856 at March 31, 2011 and December 31, 2010, respectively)	15,341,670	15,138,389
Available-for-sale, at fair value	1,259,874	1,338,898

Loans, net	41,938,033	45,612,217
Less: allowance for loan losses	(743,965)	(925,905)
Net loans	41,194,068	44,686,312

Bank premises & equipment, net	1,105,518	1,143,347
Accrued interest receivable	377,241	363,348
Other real estate owned	2,015,112	1,416,543
Core deposit intangible	447,370	491,889
Prepaid expenses and other assets	631,158	690,878
Total Assets	$74,104,426	$73,965,715

Liabilities & Shareholders' equity
Demand deposits, non-interest bearing	$13,714,391	$13,528,781
Demand deposits, interest bearing	13,896,219	13,802,602
Savings deposits	14,061,139	13,856,033
Time deposits, $100,000 and over	18,290,783	17,975,595
Other time deposits	7,782,491	8,047,679
	67,745,023	67,210,690

Accrued interest payable	60,449	56,907
Accrued expenses and other liabilities	310,786	400,702
Total Liabilities	68,116,258	67,668,299

Shareholders' equity:
Preferred Stock, Series A, non-cumulative., 6%, $.01 par value,	1,368	1,368
500,000 shares authorized., 136,842 issued and outstanding
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(8,815,549)	(8,508,591)
Net unrealized gain on available-for-sale securities	41,811	44,101
Total shareholders' equity	5,988,168	6,297,416
	$74,104,426	$73,965,715

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations—(unaudited)

	Quarter ended	Quarter ended
	March 31,	March 31,
	2011	2010
Interest Income:
Interest and fees on loans	$668,282	$693,231
Interest on investment securities	153,231	115,982
Interest on Federal Funds sold	3,244	2,079
Interest on time deposits with other banks	173	726
Total interest income	824,930	812,018

Interest Expense:
Interest on time deposits	39,793	52,508
Interest on demand deposits	17,710	19,615
Interest on savings deposits	3,420	3,735
Total interest expense	60,923	75,858

Net interest income	764,007	736,160

Provision for loan losses	30,000	30,000
Net interest income less provision for
loan losses	734,007	706,160

Noninterest income:
Customer service fees	97,285	105,611
ATM activity fees	86,174	90,829
Loan syndication fees	-	30,000
Other income	30,218	40,900
Total noninterest income	213,677	267,340

Non-interest expense
Salaries, wages, and employee benefits	429,738	428,846
Occupancy and equipment	270,145	254,015
Office operations and supplies	77,356	72,805
Marketing and public relations	22,792	3,264
Professional services	70,731	68,052
Data processing	126,017	115,776
Deposit insurance assessments	42,138	35,324
Loan collection and other real estate	47,572	27,306
Other noninterest expense	168,153	158,577
Total non-interest expense	1,254,642	1,163,965

Net loss	$(306,958)	$(190,465)

Loss per share-basic	$(0.29)	$(0.18)
Loss per share-diluted	$(0.29)	$(0.18)

Weighted average number of shares	1,065,088	1,065,088

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows--(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(306,958)	$(190,465)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	30,000	30,000
Depreciation expense	63,018	71,430
Amortization expense	53,398	54,662
Increase in accrued interest receivable and other assets	45,827	41,559
Decrease in accrued interest payable and other liabilites	(86,374)	(170,380)
Net cash used in operating activities	(201,089)	(163,194)

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(1,767,805)	(1,765,902)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	80,000	262,533
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	1,555,911	1,976,391
Net decrease in loans	2,860,144	330,011
Purchase of premises and equipment	(25,190)	(32,384)
Net cash provided by investing activities	2,703,060	770,649

Cash flows from financing activities
Net increase (decrease) in deposits	534,333	(716,356)
Net cash provided by (used in) financing activities	534,333	(716,356)

Increase (decrease) in cash and cash equivalents	3,036,304	(108,901)

Cash and cash equivalents at beginning of period	8,696,111	6,289,844

Cash and cash equivalents at end of period	$11,732,415	$6,180,943

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$57,381	$69,028
Noncash transfer of loans to other real estate owned	$602,100	$474,697

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(unaudited)

1. Significant Accounting Policies

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2010 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2011 and December 31, 2010 and the consolidated results of its operations for the three month periods ended March 31, 2011 and 2010, and its consolidated cash flows for the three months ended March 31, 2011 and 2010.

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

Subsequent Events
In accordance with FASB ASC Topic 855, Subsequent Events, management has evaluated subsequent events through May 16, 2011 and has determined that no recognized or non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of March 31, 2011.

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended March 31, 2011 and 2010 was $(309,248) and $(193,892), respectively. The difference between the Company’s net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Basic:
Net loss available to common shareholders	$(306,958)	$(190,465)
Average common shares outstanding-basic	1,065,588	1,065,588
Net loss per share-basic	$(0.29)	$(0.18)
Fully Diluted:
Average common shares-fully diluted	1,065,588	1,065,588
Net loss per share-fully diluted	$(0.29)	$(0.18)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4. New Authoritative Accounting Guidance

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance (Accounting Standards Update No. 2011-01) under ASC Topic 310, "Receivables", temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 20 10-20. The delay was intended to allow the Board time to complete its deliberations on what constituted a troubled debt restructuring. In April 2011, new authoritative guidance (Accounting Standards Update No. 2011-02) under ASC Topic 310 was released to assist creditors in determining whether a restructuring is a troubled debt restructuring. This update clarifies the guidance on a whether a creditor has made a concession and whether a debtor is experiencing financial difficulties. In addition, the disclosures that were deferred under ASU 2011-01 will now be required. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Early adoption is permitted. The Company will evaluate this new disclosure guidance, but does not expect it to have any effect on the Company's reported financial condition or results of operations.

 5.  Investment Securities

The following is a summary of the Company's investment portfolio as of March 31, 2011:
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,068,432	$62,405	$-	$1,130,837
Investments in mutual funds	129,037	-	-	129,037
	$1,197,469	$62,405	-	$1,259,874
Held-to-maturity:
U.S. government agencies	$9,905,505	$49,297	$(197,210)	$9,757,592
Government Sponsored Enterprises residential mortgage-backed securities	5,436,165	156,962	(8,489)	5,584,638
	$15,341,670	$206,259	$(205,699)	$15,342,230

The following is a summary of the Company's investment portfolio as of December 31, 2010:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,144,091	$65,822	-	$1,209,913
Investments in mutual funds	128,915	-	-	128,915
	$1,273,006	$65,822	-	$1,338,828
Held-to-maturity:
U.S. government agencies	$10,401,918	$90,281	$(145,356)	$10,346,843
Government Sponsored Enterprises residential mortgage-backed securities	4,736,472	165,675	(6,134)	4,896,013
	$15,138,390	$255,956	$(151,490)	$15,242,856

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of March 31, 2011, are as follows:

	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	-	-
Due after 10 years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,068,432	1,130,837
Total debt securities	1,068,432	1,130,837
Investments in mutual funds	129,037	129,037
	$1,197,469	$1,259,874

Held to maturity
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	250,000	249,103
Due five years through ten years	8,623,965	$8,509,848
Due after 10 years	1,031,540	998,641
Government Sponsored Enterprises residential mortgage-backed securities	5,436,165	5,584,638
	$15,341,670	$15,342,230

Expected maturities will differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities, have been in a continuous unrealized loss position at March 31, 2011:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to maturity:
U.S. government agencies	$5,671	$(197)	$-	$-	$5,671	$(197)

Government Sponsored Enterprises residential mortgage-backed securities	1,026	(9)	-	-	1,026	(9)
Total	$6,697	$(206)	$-	$-	$6,697	$(206)

The table below indicates the length of time individual securities, have been in a continuous unrealized loss position at December 31, 2010:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$5,398	$(145)	$-	$-	$5,398	$(145)
Government Sponsored Enterprises residential mortgage-backed securities	536	(6)	-	-	536	(6)
Total	$5,934	$(151)	$-	$-	$5,934	$(151)

U.S. government and agencies. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

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

	For the three months ended March 31, 2011
(in 000's)
	Commercial and industrial	Commercial real estate	Residential mortgages	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$36	$36	$-	$926
Provision for possible loan losses	-	23	-	-	7	30

Charge-offs	(62)	(148)	-	-	(13)	(223)
Recoveries	-	2	-	3	6	11
Net charge-offs	(62)	(146)	-	3	(7)	(212)

Ending balance	$239	$430	$36	$39	$-	$744

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$-	$22	$-	$-	$-	$22
Loans collectively evaluated for impairment	239	408	36	39	-	722
	$239	$430	$36	$39	$-	$744

Loans, ending balance:
Loans indivdually evaluated for impairment	$439	$1,261	$-	$129	$-	$1,829
Loans collectively evaluated for impairment	3,366	28,503	3,847	2,271	2,122	40,109
Total	$3,805	$29,764	$3,847	$2,400	$2,122	$41,938

			For the three months ended March 31, 2010

Allowance for credit losses
Beginning balance						$727
Charge-offs:						(131)
Recoveries:						16
Net charge-offs						(115)
Provisions for loan losses charged to expense						30
Ending balance						$642

Nonperforming and Nonaccrual and Past Due Loans

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 follows:

(In thousands)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$97,644	$10,614	$441,234	549,492	$1,131,772	$1,681,264
SBA loans	-	-	18,223	18,223	195,328	213,551
Asset-based		100,941	-	100,941	1,809,539	1,910,480
Total Commercial and industrial	97,644	111,555	459,457	668,656	3,136,639	3,805,295

Commercial real estate:
Commercial mortgages	150,743	-	741,693	892,436	14,073,818	14,966,254
SBA loans	4,499	11,100	58,123	73,722	481,110	554,832
Construction					492,825	492,825
Religious organizations	-	125,908	314,702	440,610	13,309,274	13,749,884
Total Commercial real estate	155,242	137,008	1,114,518	1,406,768	28,357,027	29,763,795

Consumer real estate:
Home equity loans	155,040	291,616	128,785	575,441	1,198,888	1,774,329
Home equity lines of credit	39,118	-	-	39,118	586,415	625,533
1-4 family residential mortgages	-	-	303,028	303,028	3,544,113	3,847,141
Total consumer real estate	194,158	291,616	431,813	917,587	5,329,416	6,247,003

Total real estate	349,400	428,624	1,546,331	2,324,355	33,686,443	36,010,798

Consumer and other:
Consumer installment	3,176	-	-	3,176	68,233	71,409
Student loans	80,537	83,159	-	163,696	1,668,594	1,832,290
Other	7,489	18,590	-	26,079	192,162	218,241
Total consumer and other	91,202	101,749	-	192,951	1,928,989	2,121,940

Total loans	$538,246	$641,928	$2,005,788	$3,185,962	$38,752,071	$41,938,033

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$441,507	$-	$504,660	946,166	$2,187,239	$3,133,405
SBA loans	12,234	-	18,223	30,457	198,265	228,722
Asset-based	-	-	-	-	2,367,443	2,367,443
Total Commercial and industrial	453,741	-	522,883	976,623	4,752,947	5,729,570

Commercial real estate:
Commercial mortgages	125,348	-	1,494,690	1,620,038	14,154,137	15,774,175
SBA loans			58,123	58,123	1,252,909	1,311,032
Religious organizations	125,908	-	314,702	440,610	13,211,819	13,652,429
Total Commercial real estate	251,256	-	1,867,515	2,118,771	28,618,865	30,737,636

Consumer real estate:
Home equity loans	154,686	142,138	130,181	427,005	1,385,890	1,812,894
Home equity lines of credit	-	-	-	-	714,392	714,392
1-4 family residential mortgages	-	-	260,597	260,597	4,171,454	4,432,051
Total consumer real estate	154,686	142,138	390,778	687,602	6,271,736	6,959,337

Total real estate	405,941	142,138	2,258,293	2,806,373	34,890,600	37,696,973

Consumer and other:
Consumer installment	7,564	-	-	7,564	73,815	81,379
Student loans	87,464	43,731	-	131,195	1,781,180	1,912,375
Other	12,793	19,238	-	32,031	159,889	191,920
Total consumer and other	107,821	62,969	-	170,790	2,014,884	2,185,674

Total loans	$967,503	$205,107	$2,781,176	$3,953,786	$41,658,431	$45,612,217

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

For consumer and residential mortgage loans, management uses performing versus nonperforming as the best indicator of credit quality.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to contractual terms is in doubt.  These credit quality indicators are updated on an ongoing basis.  A loan is placed on nonaccrual status as soon as management believes there is doubt as to the ultimate ability to collect interest on a loan, but no later than 90 days past due.

The table below details the Bank’s loans by class according to their credit quality indictors discussed above.

	March 31, 2011
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Total

Commercial and industrial:
Commercial	$379,003	$720,704	$45,659	$94,664	$441,234	$1,681,264
SBA loans	-	90,000	55,643	-	67,908	213,551
Asset-based	-	1,739,605	69,934	100,941	-	1,910,480
	379,003	2,550,309	171,236	195,605	509,142	3,805,295
Commercial real estate:
Commercial mortgages	-	12,799,133	668,759	644,364	853,998	14,966,254
SBA Loans		485,609	-	-	69,223	554,832
Construction	-	492,825	-	-	-	492,825
Religious organizations	-	9,945,021	3,004,253	360,000	440,610	13,749,884
	-	23,722,588	3,673,012	1,004,364	1,363,831	29,763,795

Total commercial loans	$379,003	$26,272,897	$3,844,248	$1,199,969	$1,872,973	$33,569,090

	March 31,2011
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,645,544		$128,785		$1,774,329
Home equity line of credit	625,533		-		625,533
1-4 family residential mortgages	3,544,113		303,028		3,847,141
	5,815,190		431,813		6,247,003

Consumer Other:
Consumer Installment	71,409		-		71,409
Student loans	1,832,290		-		1,832,290
Other	218,240		-		218,240
	2,121,939		-		2,121,939

Total consumer loans	$7,937,129		$431,813		$8,368,942

Total loans						$41,938,032

	December 31, 2010
	Good/Excellent	Satisfactory	Pass	Special Mention	Substandard	Total

Commercial and industrial:
Commercial	$379,003	$2,078,992	$72,641	$98,109	$504,660	$3,133,405
SBA loans	-	90,000	70,643	-	68,079	228,722
Asset-based	-	2,082,626	183,875	100,942	-	2,367,443
	379,003	4,251,618	327,159	199,051	572,739	5,729,570
Commercial real estate:
Commercial mortgages	-	13,901,585	264,496	-	1,608,094	15,774,175
SBA Loans		1,240,674			70,358	1,311,032
Religious organizations	-	9,919,609	2,932,210	360,000	440,610	13,652,429
	-	25,061,868	3,196,706	360,000	2,119,062	30,737,636

Total commercial loans	$379,003	$29,313,486	$3,523,865	$559,051	$2,691,801	$36,467,206

	December 31, 2010
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,682,713		$130,181		$1,812,894
Home equity line of credit	714,392		-		714,392
1-4 family residential mortgages	4,171,454		260,597		4,432,051
	6,568,559		390,778		6,959,337

Consumer Other:
Consumer Installment	81,379		-		81,379
Student loans	1,912,375		-		1,912,375
Other	191,920		-		191,920
	2,185,674		-		2,185,674

Total consumer loans	$8,754,233		$390,778		$9,145,011

Total loans						$45,612,217

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

Impaired loans as of March 31, 2011 are set forth in the following table.

	Unpaid	Recorded	Recorded				Interest
	Contractual	Investment	Investment	Total		Average	recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$441,234	$421,634	$-	$421,634		$482,847	$-
SBA loans	18,223	18,223	-	18,223	-	18,223	-
Total Commercial and industrial	459,457	439,857	-	439,857	-	501,070	-

Commercial real estate:
Commercial mortgages	741,693	656,635	104,658	761,293	19,600	1,243,024	-
SBA Loans	58,123	58,123	-	58,123	-	58,123	-
Religious Organizations	440,610	440,610	-	440,610	-	440,610	2,778
Total Commercial real estate	1,240,426	1,155,368	104,658	1,260,026	19,600	1,741,757	2,778

Total Loans	$1,699,883	$1,595,225	$104,658	$1,699,883	$19,600	$2,646,765	$2,778

Impaired loans as of December 31, 2010 are set forth in the following table.

	Unpaid	Recorded	Recorded				Interest
	Contractual	Investment	Investment	Total		Average	Recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$504,660	$421,932	$82,728	$504,660	$82,728	$72,989	$21,304
SBA loans	20,939	18,223	-	18,223	-	19,747	-
Asset-based	-	-	-	-	-	20,123	-
Total Commercial and industrial	525,599	440,155	82,728	522,883	82,728	112,859	21,304

Commercial real estate:
Commercial mortgages	1,412,374	577,301	835,073	1,412,374	155,719	1,700,001	25,001
SBA Loans	150,196	140,439	-	140,439	-	289,225	-
Construction	-	-	-	-	-	338,121	-
Religious Organizations	440,610	440,610	-	440,610	-	311,591	16,986
Total Commercial real estate	2,003,180	1,158,350	835,073	1,993,423	155,719	2,638,938	41,987

Total Loans	$2,528,779	$1,598,506	$917,801	$2,516,307	$238,447	$2,751,797	$63,291

7.  Fair Value

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Fair Value on a Recurring Basis

Securities Available for Sale (“AFS”):  Where quoted prices are available in an active market, securities would be classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds and mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow models. Level 2 securities include U.S. agency securities and mortgage backed agency securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets and liabilities on the consolidated statements of condition measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale: Government Sponsored Enterprises residential mortgage-backed securities Mutual Funds Total	$1,131 129 $1,260	$ - 129 $129	$1,131 - $1,131	- -

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale: Government Sponsored Enterprises residential mortgage-backed securities Mutual Funds Total	$1,210 129 $1,339	$- 129 $129	$1,210 - $1,210	- -

As of March 31, 2011, the fair value of the Bank’s AFS securities portfolio was approximately $1,260,000.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,131,000 at March 31, 2011.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  Majority of the AFS securities were classified as level 2 assets at March 31, 2011.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended March 31, 2011 and year ended December 31, 2010.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the consolidated statements of condition by level within the hierarchy as of March 31, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2011.

 Carrying Value at March 31, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended March 31, 2011
Impaired Loans Other real estate owned (“OREO”)	$83 598	- -	- -	$83 598	$(20) -

Carrying Value at December 31, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2010
Impaired Loans Other real estate owned (“OREO”)	$679 1,417	- -	- -	$679 1,417	$(238) -

Fair value of impaired loans is determined by the fair value of the collateral if the loan is collateral dependent.  Collateral values for loans and other real estate owned are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated statements of condition.   The valuation allowance for impaired loans at March 31, 2011 was approximately $20,000.  The valuation allowance for impaired loans at December 31, 2010 was approximately $238,000.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the statement of condition for cash and cash equivalents approximate those assets’ fair values.

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

Other real estate owned:  The fair value of OREO was determined using appraisals, which may be discounted based on management’s review, changes in market conditions and other liquidation cost.

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

Accrued interest payable:  The carrying amounts of accrued interest payable approximate fair value.

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

The fair value of assets and liabilities are depicted below:

	March 31, 2011		December 31, 2010
(in 000’s)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$11,732	$11,732	$8,696	$8,696
Investment securities	16,601	16,602	16,477	16,582
Loans, net of allowance for loan losses	41,194	40,864	44,686	44,698
Accrued interest receivable	377	377	363	363
Liabilities:
Demand deposits	27,611	27,611	27,331	27,331
Savings deposits	14,061	14,061	13,856	13,856
Time deposits	26,073	26,073	26,023	26,023
Accrued interest payable	60	60	57	57

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

Overview

The Company reported a net loss of approximately $307,000 ($0.29 per common share) for the quarter ended March 31, 2011 compared to a net loss of approximately $190,000 ($0.18 per common share) for the quarter ended March 31, 2011.   The increase in the loss in 2010 is primarily the result of higher loan collection expense, costs associated with foreclosure properties (OREO), an increase in occupancy expense, marketing and public relations expense, and a reduction in noninterest income related to the timing of a loan syndication for which the Bank serves as agent.

Although the economy is recovering, the Company is still affected by the lagging effect of the recession which has resulted in asset quality challenges including higher levels of delinquent/nonaccrual loans.  Aggressive collection efforts continue to result in increased legal, collection and foreclosure-related expenses.  The following actions are critical to enhancing the Company’s future financial performance:

Proactive management of asset quality to minimize credit losses.  Progress continues to be made in the Bank’s collection, underwriting, and customer relationship management practices. Evidence of these improvements can be seen in the reduction of the level of impaired loans from approximately $2.5 million to approximately $1.7 million and a decline in delinquency ratios from 8.67% at December 31, 2010 to 7.60% at March 31, 2011.  In addition, the Bank’s non-performing loans declined to approximately $2.0 million at March 31, 2011 from $2.8 million at December 31, 2010. Non-performing loans during the quarter were positively affected by charge-offs and transfers to other real estate owned. Management expects to make additional progress during 2011 in reducing the level of non-performing loans and non-performing assets and anticipates that credit quality costs, including loan collection and other real estate owned related costs, will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Continued core deposit growth.  During the quarter ended March 31, 2011, total deposits increased by approximately $534 thousand, or 0.80%.  Utilizing its competitive advantage as a community development bank and increased FDIC insurance limits, management continues to call upon corporations and institutions in the region to request core depository relationships to support the Bank’s small business lending strategies.  Management will continue to utilize this strategy as well as other retail deposit marketing strategies to achieve deposit growth that is critical to attaining economies of scale and leveraging capital to maximize the Company’s earnings potential.

Controlling and managing the net interest margin.  The Bank’s net interest margin for the quarter ended March 31, 2011 declined thirty-seven (37) basis points to 4.40% from 4.77% for the same quarter in 2010. Margin compression is created by the continued low interest rate environment that has resulted in lower yields on loans and investment securities. High levels of non-accrual loans also contribute to the compression. While management actively manages the rates paid on deposit products to “average” market rates to mitigate the effect of the reduction in yield on earning assets, its focus will be on growing the Bank’s core assets and reducing the level of nonaccrual loans to increase net interest income.

Controlling and managing noninterest expense.   During the quarter ended March 31, 2011, noninterest expense continued to escalate as a result of legal, collection-related expenses, costs associated with the acquisition and maintenance of foreclosed properties (other real estate) and increased occupancy, marketing and public relations expense.  Data processing expense also increased as a result of the implementation of an enhanced e-banking platform that includes e-statements.  Management will continue to seek savings and efficiencies where possible.

Enhancing capital to support growth.   Capital declined as a result of net losses and growth, however, the Bank’s tangible, core, and risk-based capital ratios exceed “minimum” and “well capitalized” for regulatory capital requirements. Management recognizes the importance of establishing and maintaining capital levels to support the Bank’s growth and to remain in compliance with regulatory requirements. Management submitted an application for $1 million in capital from the U.S. Treasury’s Small Business Lending Fund (“ SBLF”) on March 31, 2011.  The application is currently under review.

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

The Company’s critical accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2010 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2011	Quarter ended March 31, 2010
Net interest income	$764	$736
Provision for loan losses	30	30
Noninterest income	214	267
Noninterest expense	1,255	1,164
Net loss	(307)	(190)
Net loss per share-basic and diluted	(0.29)	(0.18)

Balance sheet totals:	March 31, 2011	December 31, 2010
Total assets	$74,104	$73,966
Loans, net	$41,194	$44,686
Investment securities	$16,602	$16,477
Deposits	$67,745	$67,211
Shareholders' equity	$5,988	$6,297

Ratios*:	Quarter ended March 31, 2011	Quarter ended March 31, 2010
Return on assets	(1.65%)	(1.12%)
Return on equity	(20.95%)	(11.12%)
*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $962,000, or 1.37%, during the quarter ended March 31, 2011 compared to the quarter ended December 31, 2010. Average funding sources declined approximately $513,000, or 0.75%, during the quarter ended March 31, 2011 compared to the quarter ended December 31, 2010.

Sources and Uses of Funds Trends

	March 31, 2011			December 31, 2010
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$43,579	$(2,355)	(5.13)%	$45,934
Investment securities
Held-to-maturity	15,406	297	1.97	15,109
Available-for-sale	1,243	(82)	(6.19)	1,325
Federal funds sold	8,861	1,178	15.33	7,683
Balances with other banks	305	-	-	305
Total uses	$69,394	$(962)	(1.37)%	$70,356
Funding sources:
Demand deposits
Noninterest-bearing	$14,116	$349	2.54%	$13,767
Interest-bearing	13,681	(771)	(5.33)	14,452
Savings deposits	14,028	(19)	(0.14)	14,047
Time deposits	25,954	(72)	(0.28)	26,026
Total sources	$67,779	$(513)	(0.75)%	$68,292

Loans

Average loans declined approximately $2.4 million, or 5.13%, during the quarter ended March 31, 2011.  While commercial loan fundings during the quarter totaled approximately $719,000, they were offset by payoffs/paydowns, and charge-offs totaling approximately $223,000 and the transfer of approximately $602,000 of real estate loans to bank ownership following receipt of deeds in lieu of foreclosure.  The Bank continues to maintain stringent underwriting standards especially related to non-owner occupied real estate lending.  The focus is on traditional small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available to mitigate credit risk.

The Bank’s loan portfolio continues to be concentrated in commercial loans that comprise approximately $33.5 million, or 80%, of total loans at March 31, 2011, of which approximately $29.6 million are commercial real estate. Approximately $17.2 million of these loans are owner occupied which may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2011 were approximately $13.7 million, or 41%, of the commercial portfolio.   Management continues to closely monitor this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that may impact the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:

	March 31,	December 31,
	2011	2010

Commercial and industrial:
Commercial	$1,681,264	$3,133,405
SBA Loans	213,551	228,722
Assets-based	1,910,480	2,367,443
Total Commercial and industrial	3,805,295	5,729,570

Commercial real estate:

Commercial mortgages	14,966,254	15,774,175
SBA Loans	554,832	1,311,032
Construction	492,825	-
Religious Organizations	13,749,884	13,652,429
Total Commercial real estate	29,763,795	30,737,636

Consumer real estate:
Home equity loans	1,774,329	1,812,894
Home equity lines of credit	625,533	714,392
1-4 family residential mortgages	3,847,141	4,432,051
Total consumer real estate	6,247,003	6,959,337

Tota real estate	36,010,798	37,696,973

Consumer and other:
Consumer Installment	71,409	81,379
Student loans	1,832,290	1,912,375
Other	218,241	191,920
Total Consumer and other	2,121,940	2,185,674

Loans, net	$41,938,033	$45,612,217

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 1.77% at March 31, 2011, compared to 2.03% at December 31, 2010.  During the quarter ended March 31, 2011 provisions for loan losses totaled $30,000.  The Bank charged-off approximately $223,000 primarily related to several impaired loans for which collection efforts had been exhausted and specific reserves allocated at December 31, 2010.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans declined from approximately $2.5 million at December 31, 2010 to approximately $1.7 million at March 31, 2011.  The decline is primarily related to foreclosure activity totaling approximately $602,000 and charge-offs totaling approximately $223,000.  Specific reserves related to impaired loans totaled approximately $20,000 and $238,000 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, loans to religious organizations represented approximately $441,000 of total impaired loans. Management continues to work closely with the leadership of these organizations in an attempt to develop suitable repayment plans. In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.  The Bank is working with collection attorneys to assist with its recovery efforts on all of its impaired loans including forbearance agreements, foreclosure and other collection strategies.

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

The percentage of allowance to nonperforming loans has improved from 33.30% at December 31, 2010 to 37.09% at March 31, 2011 primarily as a result of foreclosure-related activity that reduced the level of impaired/nonperforming loans.   The level of non-performing residential mortgages increased during the quarter primarily due to one loan for which management is working with the borrower to avoid foreclosure.  Otherwise, the portfolio appears to be stable. The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2011	December 31, 2010
Commercial and industrial:
Commercial	$441	$505
SBA loans	18	18
Total Commercial and industrial	459	523

Commercial real estate:
Commercial mortgages	742	1,495
SBA loans	58	58
Religious organizations	315	315
Total Commercial real estate	1,115	1,868

Consumer real estate:
Home equity loans	129	130
1-4 family residential mortgages	303	260
Total consumer real estate	432	390

Total real estate	1,547	2,258

Total nonperforming loans	$2,006	$2,781
OREO	2,015	1,417
Total nonperforming assets	$4,021	$4,198

Past due 90 days or more and still accruing interest:
Commercial and industrial:
Commercial	$10	$-
SBA loans	-	-
Asset-based	101	-
Total Commercial and industrial	111	-

Commercial real estate:
SBA loans	11	-
Religious organizations	126	-
Total Commercial real estate	137	-

Consumer real estate:
Home equity loans	292	142
Total consumer real estate	292	142

Total real estate	429	142

Consumer and other:
Student loans	83	44
Other	19	19
Total consumer and other	102	63

Total	$642	$205

Nonperforming loans to total loans	4.78%	6.10%
Nonperforming assests to total loans and OREO	9.15%	8.93%
Nonperforming assests to total assets	5.43%	5.66%

Allowance for loan losses as a percentage of:
Total Loans	1.77%	2.03%
Total nonperforming loans	37.09%	33.30%

As represented in the table above, during the quarter ended March 31, 2011, there was an increase in the level of loans that were more than 90 days delinquent and still accruing.  Delinquencies were generally due to a temporary reduction in the cashflow of the borrowers.  Suitable repayment plans have been developed with these borrowers which indicate that both principal and interest will be collected on these loans. There is no other known information about possible credit problems other than those classified as nonaccrual and/or impaired that causes management to be uncertain as to the ability of any borrower to comply with present loan terms.

Investment Securities and Other Short-term Investments

Investment securities increased on average by approximately $215,000, or 1.31%, during the quarter ended March 31, 2011. The increase was primarily related to an increase in investable funds because of loan payoffs during the quarter.

The yield on the investment portfolio declined to 3.60% at March 31, 2011 compared to 3.79% at December 31, 2010 as a result the purchase of securities to serve as collateral as well as the call of higher yielding agency securities during the quarter.  The duration of the portfolio has extended to 2.9 years at March 31, 2011 compared to 2.0 years at December 31, 2010 as a result of the purchase of additional 15 and 20 year government sponsored agency (GSA) mortgage-backed pass-through securities that serve to increase the yield and generate monthly cash flow.   The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2011 average deposits decreased approximately $513,000, or 0.75%. There was an increase of approximately $349,000, or 2.54%, in noninterest checking account balances offset by a decline of approximately $771,000, or 5.33%, in interest-bearing checking balances (including money market accounts). These fluctuations are created by widely varying depository relationships with several customers in contract-related businesses that receive periodic payments on receivables.  A concerted effort continues to attract and retain core deposits from existing, new, and potential commercial loan customers to stabilize and grow deposit levels.

Savings account balances decreased on average by approximately $19,000, or 0.14%, during the quarter ended March 31, 2011.  Management is working to grow and stabilize its core savings accounts by the development of new marketing materials that encourage financial preparedness and increased savings.

Certificates of deposit decreased on average by approximately $72,000, or 0.28%, during the quarter ended March 31, 2011. The Bank has approximately $18.2 million in certificates of deposit with balances of $100,000 or more. Approximately $13 million, or 71%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and are considered stable and core.

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

	March 31, 2011	December 31, 2010	March 31, 2010
Commitments to extend credit	$8,486,000	$7,531,000	$7,453,000
Standby letters of credit	709,000	695,000	-

The level of commitments increased from approximately $8.2 million at December 31, 2010 to approximately $9.2 million at March 31, 2011 primarily as a result of the approval of several construction lines of credit and the paydown of several working capital lines of credit during the period.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2011, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $11.7 million, or 15.8% of total assets, compared to $8.7 million, or 11.7%, at December 31, 2010. The increase primarily relates to loan payoff activity during the quarter.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:

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

Capital Resources

Total shareholders' equity decreased approximately $309,000 compared to December 31, 2010 as a result of a net loss of approximately $307,000 during the three months ended March 31, 2011 and other comprehensive loss of approximately $2,000 from a decrease in unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  At March 31, 2011, the Company is deemed "well capitalized."  The Company does not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions. The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  For the last several years, the Company has been the recipient of Bank Enterprise Award (“BEA”) grants from the Community Development Financial Institutions Fund (“CDFI”) of the US Treasury Department for its small business lending activity.  Management will continue to apply for these funds to supplement capital.

In addition, the Small Business Lending Fund of the U.S. Treasury is another source that the Company will seek to support its capital position.  The Small Business Jobs and Credit Act established a $30 billion Small Business Lending Fund for interested community banks with $10 billion or less in assets.  Community banks with less than $1 billion in assets will be eligible for investments of up to 5 percent of risk-weighted assets. The funds carry a base dividend rate of 5 percent.  Participants that increase their small-business lending will be able to lower their dividend rate to as low as l percent during the first two-year period.  The level of investment is up to 5% of risk-weighted assets, however, the Company submitted an application for $1 million in March 2011.

(thousands of dollars, except percentages)	March 31, 2011	December 31, 2010
Total Capital	$5,988	$6,297
Less: Intangible Assets and accumulated other comprehensive loss	(489)	(536)
Tier 1 Capital	5,499	5,761
Tier 2 Capital	567	577
Total Qualifying Capital	$6,066	$6,338
Risk Adjusted Total Assets (including off-
Balance sheet exposures)	$45,195	$45,580
Tier 1 Risk-Based Capital Ratio	12.17%	12.64%
Tier 2 Risk-Based Capital Ratio	13.42%	13.91%
Leverage Ratio	7.43%	7.63%

Results of Operations
Summary

The Company reported a net loss of approximately $307,000 ($0.29 per common share) for the quarter ended March 31, 2011 compared to a net loss of approximately $190,000 ($0.18 per common share) for the quarter ended March 31, 2010.   The increase in the loss in 2011 is primarily the result of increased expenses related to collection and foreclosure activity, increased marketing and public relations expense and a reduction in noninterest income related to the timing of a loan syndication for which the Bank serves as agent.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended March 31, 2011			Three months ended March 31, 2010
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$43,579	$668	6.13%	$47,661	$693	5.82%
Investment securities-HTM	15,406	141	3.66	9,970	100	4.01
Investments securities-AFS	1,243	12	3.86	1,668	16	3.84
Federal funds sold	8,861	3	0.14	3,348	2	0.24
Interest bearing balances with other banks	305	1	0.25	304	1	1.32
Total interest-earning assets	69,394	825	4.76	62,951	812	5.16
Interest-bearing liabilities
Demand deposits	13,681	18	0.53	10,305	20	0.78
Savings deposits	14,028	3	0.09	14,777	4	0.11
Time deposits	25,954	40	0.62	20,887	52	1.00
Total interest-bearing liabilities	53,663	61	0.45	45,969	76	0.66
Net interest earnings		$764			$736
Net yield on interest-earning assets			4.40%			4.68%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $28,000 or 3.78%, for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The net yield on interest-earning assets for the quarter ended March 31, 2011 declined to 4.40% from 4.68% for the same quarter in 2010. The yield on earning assets declined 40 basis points compared to the same quarter in 2010 and the cost of interest-bearing liabilities declined 21 basis points as a result of rate reductions made on the Bank’s deposit products to follow market conditions. The Bank also benefited from growth in average earning assets from approximately $62.9 million in 2010 to approximately $69.4 million in 2011.  The Bank’s yield on loans has been positively affected by the transfer of more than $2 million in nonaccrual loans to OREO and the imposition of default interest rates for several borrowers for noncompliance with note requirements to provide annual financial statements. Management continues to focus on reducing the level of nonaccrual loans and growing its core assets to increase net interest income.  In addition, rates on loan and deposit products are reviewed continuously and modified to manage interest rate risk and minimize margin compression.

Provision for Loan Losses

Provisions for loan losses were $30,000 for each of the quarters ended March 31, 2011 and 2010. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income declined approximately $54,000, or 20.07%, for the quarter ended March 31, 2011, compared to the same quarter in 2010 primarily the result of the shift in timing of a loan syndication for which the Bank serves as agent and receives fee income.  These fees totaling $30,000 were received in April 2011.

Customer service fees declined by approximately $8,000, or 7.88%, for the quarter ended March 31, 2011 compared to 2010.  The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees declined approximately $5,000, or 5.13%, for the quarter ended March 31, 2011 compared to 2010.   The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers move to electronic payment methods utilizing debit and credit cards versus cash.  In March 2011, the Bank increased its surcharge fee for noncustomer use of ATM by approximately 10% to be consistent with the marketplace and enhance profitability of the network.  Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated.

Noninterest Expense

Salaries and benefits increased approximately $1,000, or 0.21%, for the quarter ended March 31, 2011 compared to 2010.  The increase in 2011 is related to the hiring of a senior loan officer in April 2010 offset by other personnel reductions. Management continues to review the organizational structure to maximize efficiencies and increase business development activity.

Occupancy expense increased approximately $16,000 or 6.35%, for the quarter ended March 31, 2011 compared to 2010.   The increase in 2011 is attributable to the September 2010 expiration of a sublease the Company had for a retail space it leases at its corporate headquarters for which a replacement tenant has not been secured.

Office operations and supplies expense increased approximately $4,500 or 6.25%, for the quarter ended March 31, 2011 compared to 2010. The increase is related to the cost of branch capture-compatible forms and checks required in conjunction with the implementation of Check 21 technology in October 2010. Management continues to review all office operations expenses including supplies, storage, security, etc. to achieve cost reductions.

Marketing and public relations expense increased approximately $20,000, or 598.28%, for the quarter ended March 31, 2011 compared to 2010.  During the quarter ended March 31, 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing ads, bus depots, and other relevant marketing strategies.

Professional services expense increased approximately $3,000, or 3.94%, for the quarter ended March 31, 2011 compared to 2011.  The increase is primarily related to higher accounting fees, legal fees and IT consulting fees.

Data processing expenses increased approximately $10,000, or 8.13%, for the quarter ended March 31, 2011 compared to 2010 as a result of the implementation of an enhanced e-banking platform (including e-statements) as well as a 3% annual escalation in core processing fees.

Federal deposit insurance assessments increased approximately $7,000, or 19.29%, for the quarter ended March 31, 2011 compared to 2010. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The increase is primarily related to growth in deposits compared to the prior year.

Loan and collection expenses increased approximately $20,000, or 74.2%, for the quarter ended March 31, 2011 compared to 2010. This increase is directly related to increased foreclosure activity in the Bank’s commercial loan portfolio that resulted in Sheriff’s sale costs and other expenses associated with the acquisition of other real estate properties.

Other noninterest expense increased approximately $10,000, or 6.03%, for the quarter ended March 31, 2011 compared to 2010.  The increase is primarily associated with significant snow removal cost because of record snowfall activity during the quarter.

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

At March 31, 2011, a positive gap position is maintained on a cumulative basis through 1 year of 5.70% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  The positive gap position is due to loan payoffs during the quarter that resulted in a higher level of Federal Funds Sold that reprice immediately.  Management will review and monitor the structure and rates on investment purchases, new loan originations and renewals to maintain a balanced interest rate risk profile.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2011, the change in the market value of equity in a +200 basis point interest rate change is -35.2%, in excess of the Bank’s policy limit of 25% and -60.7% in a +400 basis point interest rate change, above the policy limit of 50%.    The limit was exceeded as a result of the high level of fixed rate investment securities purchased during the quarter that decline in value in a rising rate environment.  Because most of these investments are used to secure public funds, management will closely review and monitor rates paid on these funds to mitigate interest rate risk when rates begin to rise.  In addition, management will attempt to mitigate this risk by originating more variable rate loans.  However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at March 31, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

UNITED BANCSHARES, INC.

Date: May 16, 2011	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 16, 2011	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.