Form 10-Q
period 2011-06-30
UNITED BANCSHARES INC /PA
filed 2011-08-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 3, 2011, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of August 3, 2011.

FORM 10-Q

Index

Item No.	Page

PART I-FINANCIAL INFORMATION

1.	Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
3.	Quantitative and Qualitative Disclosures about Market Risk	35
4.	Controls and Procedures	35

PART II-OTHER INFORMATION

1.	Legal Proceedings	36
1A.	Risk Factors	36
2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
3.	Defaults upon Senior Securities	36
4	Reserved	37
5.	Other Information	37
6.	Exhibits	37

Item 1.  Consolidated Statements of Condition (unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$3,058,895	$2,144,390
Interest bearing deposits with banks	305,060	304,721
Federal funds sold	8,725,000	6,247,000
Cash and cash equivalents	12,088,955	8,696,111

Investment securities:
Held-to-maturity, at amortized cost (fair value of $18,162,813	17,975,609	15,138,389
and $15,242,856 at June 30, 2011 and December 31, 2010, respectively)
Available-for-sale, at fair value	1,206,370	1,338,898

Loans	41,576,588	45,612,217
Less: allowance for loan losses	(767,434)	(925,905)
Net loans	40,809,154	44,686,312

Bank premises & equipment, net	1,096,588	1,143,347
Accrued interest receivable	372,145	363,348
Other real estate owned	1,285,696	1,416,543
Core deposit intangible	402,850	491,889
Prepaid expenses and other assets	649,310	690,878
Total Assets	$75,886,677	$73,965,715

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$14,478,260	$13,528,781
Demand deposits, interest bearing	14,469,720	13,802,602
Savings deposits	14,180,661	13,856,033
Time deposits, $100,000 and over	18,645,055	17,975,595
Other time deposits	7,921,036	8,047,679
	69,694,732	67,210,690

Accrued interest payable	64,760	56,907
Accrued expenses and other liabilities	307,998	400,702
Total Liabilities	70,067,490	67,668,299

Shareholders' equity:
Preferred Stock, Series A, non-cumulative, 6%, $.01 par value,	1,368	1,368
500,000 shares authorized, 136,842 issued
Common stock, $.01 par value; 2,000,000 shares authorized;
876,921 shares issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 shares issued and outstanding	1,917	1,917
Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(8,985,342)	(8,508,591)
Net unrealized gain on available-for-sale securities	42,623	44,101
Total Shareholders' equity	5,819,187	6,297,416
	$75,886,677	$73,965,715

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operation (unaudited)

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$651,709	$688,509	$1,319,991	$1,381,740
Interest on investment securities	156,857	156,176	310,088	272,158
Interest on federal funds sold	4,071	2,910	7,315	4,989
Interest on time deposits with other banks	172	176	346	902
Total interest income	812,809	847,771	1,637,740	1,659,789

Interest expense:
Interest on time deposits	38,750	53,130	78,543	105,638
Interest on demand deposits	19,747	19,890	37,457	39,505
Interest on savings deposits	3,471	3,584	6,891	7,319
Total interest expense	61,968	76,604	122,891	152,462

Net interest income	750,841	771,167	1,514,849	1,507,327

Provision for loan losses	40,000	377,000	70,000	407,000
Net interest income less provision for
loan losses	710,841	394,167	1,444,849	1,100,327

Noninterest income:
Customer service fees	96,050	112,555	193,335	218,166
ATM activity fees	90,605	94,844	176,779	185,673
Loan syndication fees	80,000	50,000	80,000	80,000
Net gain on sale of other real estate	111,291	-	111,291	-
Other income	21,408	43,809	51,626	84,709
Total noninterest income	399,354	301,208	613,031	568,548

Non-interest expense
Salaries, wages, and employee benefits	415,426	441,506	845,164	870,352
Occupancy and equipment	277,524	255,225	547,669	509,240
Office operations and supplies	75,226	69,131	152,582	141,936
Marketing and public relations	35,633	9,485	58,425	12,749
Professional services	72,051	99,001	142,782	167,053
Data processing	124,413	117,117	250,430	232,893
Deposit insurance assessments	42,092	35,829	84,230	71,153
Loan and collection expense	59,200	66,424	106,722	93,730
Other noninterest expense	177,414	163,026	346,627	321,603
Total non-interest expense	1,278,979	1,256,744	2,534,631	2,420,709

Net loss	$(168,784)	$(561,369)	$(476,751)	$(751,834)

Loss per share-basic	$(0.16)	$(0.53)	$(0.45)	$(0.71)
Loss per share-diluted	$(0.16)	$(0.53)	$(0.45)	$(0.71)

Weighted average number of shares	1,065,588	1,065,588	1,065,588	1,065,588

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(476,751)	$(751,834)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Provision for loan losses	70,000	407,000
Gain on sale of other real estate	111,291	-
Depreciation expense	126,135	141,898
Amortization expense	109,420	107,719
Decrease in accrued interest receivable and other assets	32,771	159,825
Decrease in accrued interest payable and other liabilites	(84,851)	(20,274)
Net cash (used in) provided by operating activities	(111,985)	44,334

Cash flows from investing activities
Purchase of investments-Held-to-Maturity	(7,623,124)	(10,846,763)
Proceeds from maturity & principal reductions of investments-Available-for-Sale	130,225	337,144
Proceeds from maturity & principal reductions of investments-Held-to-Maturity	4,785,904	6,009,940
Net decrease (increase) in loans	3,807,158	(515,447)
Purchase of premises and equipment	(79,376)	(35,148)
Net cash provided by (used in) investing activities	1,020,787	(5,050,274)

Cash flows from financing activities
Net increase in deposits	2,484,042	5,584,912
Net cash provided by financing activities	2,484,042	5,584,912

Increase in cash and cash equivalents	3,392,844	578,972

Cash and cash equivalents at beginning of period	8,696,111	6,289,844

Cash and cash equivalents at end of period	$12,088,955	$6,868,816

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$115,038	$140,193
Noncash transfer of loans to other real estate owned	$602,100	$689,084

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2011 and December 31, 2010 and the consolidated results of its operations for the three and six month periods ended June 30, 2011 and 2010, and its consolidated cash flows for the three and six month periods ended June 30, 2011 and 2010.

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

2.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive loss for the three months ended June 30, 2011 and 2010 was $(168,981) and $(556,253), respectively. The Company’s total comprehensive loss for the six months ended June 30, 2011 and 2010 was $(478,229) and $(750,144), respectively.  The difference between the Company’s net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Basic:
Net loss available to common shareholders	($168,784)	(561,369)	($476,751)	($751,834)
Average common shares outstanding-basic	1,065,588	1,065,588	1,065,588	1,065,588
Net loss per share-basic	($0.16)	($0.53)	($0.45)	($0.71)
Diluted:
Average common shares-diluted	1,065,588	1,065,588	1,065,588	1,065,588
Net loss per share-diluted	($0.16)	($0.53)	($0.45)	($0.71)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4. New Authoritative Accounting Guidance

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB ASC Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company's adoption of this ASU on June 15, 2011 did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company is evaluating the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of ASU 2011-05 on the presentation of its consolidated financial statements.

4.  Investment Securities

The following is a summary of the Company's investment portfolio as of June 30, 2011:
(In 000’s) Available-for-sale:	Amortized Cost	Gross unrealized gains	Gross unrealized losses		Fair Value
Government Sponsored Enterprises residential mortgage-backed securities	$1,014	$63		$-	$1,077
Investments in mutual funds	129	-		-	129
	$1,143	$63		-	$1,206
Held-to-maturity:
U.S. government agencies	$8,530	$83		$(95)	$8,518
Government Sponsored Enterprises residential mortgage-backed securities	9,446	219		(19)	9,646
	$17,976	$302	$	(114)	$18,163

The following is a summary of the Company's investment portfolio as of December 31, 2010:

(In 000’s)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,144	$66	$-	$1,210
Investments in mutual funds	129	-	-	129
	$1,273	$66	$-	$1,339
Held-to-maturity:
U.S. government agencies	$10,402	$90	$(145)	$10,347
Government Sponsored Enterprises residential mortgage-backed securities	4,736	166	(6)	4,896
	$15,138	$256	$(151)	$15,243

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2011, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	-	-
Due after 10 years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,014	1,077
Total debt securities	$1,014	$1,077

Held-to-maturity
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	250	253
Due five years through ten years	7,250	$7,260
Due after 10 years	1,030	1,004
Government Sponsored Enterprises residential mortgage-backed securities	9,446	9,646
	$17,976	$18,163

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$4,148	$(95)	$-	$-	$4,148	$(95)

Government Sponsored Enterprises residential mortgage-backed securities	2,310	(19)	-	-	2,310	(19)
Total	$6,458	$(114)	$-	$-	$6,458	$(114)

The table below indicates the length of time individual securities, have been in a continuous unrealized loss position at December 31, 2010:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$5,398	$(145)	$-	$-	$5,398	$(145)
Government Sponsored Enterprises residential mortgage-backed securities	536	(6)	-	-	536	(6)
Total	$5,934	$(151)	$-	$-	$5,934	$(151)

U.S. government and agencies. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

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

5. Allowance for Loan Losses

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

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the six months ended June 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$52	$20	$926
Provision for possible loan losses	40	23	-	7	70

Charge-offs	(62)	(148)	-	(37)	(247)
Recoveries	1	4	3	10	18
Net charge-offs	(61)	(144)	3	(27)	(229)

Ending balance	$280	$432	$55	$-	$767

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$27	$-	$-	$-	$27
Loans collectively evaluated for impairment	253	432	55	-	740
	$280	$432	$55	$-	$767

Loans, ending balance:
Loans indivdually evaluated for impairment	$621	$1,148	$-	$-	$1,769
Loans collectively evaluated for impairment	3,053	28,740	6,010	2,005	39,808
Total	$3,674	$29,888	$6,010	$2,005	$41,577

		For the six months ended June 30, 2010
Allowance for credit losses
Beginning balance					$727
Charge-offs:					(309)
Recoveries:					20
Net charge-offs					(289)
Provisions for loan losses charged to expense					407
Ending balance					$845

(in 000's)	For the Quarter ended June 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$239	$430	$55	$20	$744
Provision for possible loan losses	40	-	-	-	40

Charge-offs	-	-	-	(24)	(24)
Recoveries	1	2	-	4	7
Net charge-offs	1	2	-	(20)	(17)

Ending balance	$280	$432	$55	$-	$767

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$10	$-	$-	$-	$10
Loans collectively evaluated for impairment	270	432	55	-	757
	$280	$432	$55	$-	$767

Loans, ending balance:
Loans indivdually evaluated for impairment	$621	$1,148	$-	$-	$1,769
Loans collectively evaluated for impairment	3,053	28,740	6,010	2,005	39,808
Total	$3,674	$29,888	$6,010	$2,005	$41,577

		For the Quarter ended June 30, 2010
Allowance for credit losses
Beginning balance					$642
Charge-offs:					(178)
Recoveries:					4
Net charge-offs					(174)
Provisions for loan losses charged to expense					377
Ending balance					$845

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$38	$-	$502	540	$1,023	$1,563
SBA loans	50	-	18	68	186	254
Asset-based	-	-	101	101	1,756	1,857
Total Commercial and industrial	88	-	621	709	2,965	3,674

Commercial real estate:
Commercial mortgages	-	-	651	651	14,487	15,138
SBA loans	-	9	58	67	477	544
Construction	-	-	-	-	611	611
Religious organizations	-	-	439	439	13,156	13,595
Total Commercial real estate	0	9	1,148	1,157	28,731	29,888

Consumer real estate:
Home equity loans	13	-	128	141	1,616	1,757
Home equity lines of credit	39	-	-	39	547	586
1-4 family residential mortgages	58	-	260	318	3,349	3,667
Total consumer real estate	109	-	388	497	5,513	6,010

Total real estate	109	9	1,536	1,654	34,244	35,898

Consumer and other:
Consumer installment	-	1	3	4	63	67
Student loans	72	75	-	147	1,627	1,774
Other	2	-	-	2	162	164
Total consumer and other	74	76	3	153	1,852	2,005

Total loans	$271	$85	$2,160	$2,516	$39,061	$41,577

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$442	$-	$505	946	$2,187	$3,133
SBA loans	12	-	18	30	198	229
Asset-based	-	-		-	2,367	2,367
Total Commercial and industrial	454	-	523	977	4,753	5,729

Commercial real estate:
Commercial mortgages	125	-	1,495	1,620	14,154	15,774
SBA loans			58	58	1,253	1,311
Religious organizations	126	-	315	441	13,213	13,653
Total Commercial real estate	251	-	1,868	2,119	28,620	30,738

Consumer real estate:
Home equity loans	155	142	130	427	1,386	1,813
Home equity lines of credit	-	-	-	-	714	714
1-4 family residential mortgages	-	-	261	261	4,171	4,432
Total consumer real estate	155	142	391	688	6,271	6,959

Total real estate	406	142	2,259	2,806	34,891	37,697

Consumer and other:
Consumer installment	8	-	-	8	74	82
Student loans	87	44	-	131	1,781	1,912
Other	13	19	-	32	160	192
Total consumer and other	108	63	-	171	2,016	2,186

Total loans	$968	$205	$2,782	$3,954	$41,659	$45,612

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			June 30,2011
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Total

Commercial and industrial:
Commercial	$379	$575	$69	$38	$502	$1,564
SBA loans	-	130	56	-	68	254
Asset-based	-	1,686	70	-	101	1,857
	379	2,392	195	38	671	3,674
Commercial real estate:
Commercial mortgages	-	13,575	801	-	762	15,139
SBA Loans		477	-	-	67	544
Construction	-	611	-	-	-	611
Religious organizations	-	9,815	2,981	360	439	13,595
	-	24,478	3,783	360	1,267	29,888

Total commercial loans	$379	$26,870	$3,977	$398	$1,938	$33,563

			June 30,2011
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,629		$128		$1,757
Home equity line of credit	586		-		586
1-4 family residential mortgages	3,407		260		3,667
	5,622		388		6,010

Consumer Other:
Consumer Installment	64		3		67
Student loans	1,774		-		1,774
Other	164		-		164
	2,002		3		2,005

Total consumer loans	$7,624		$391		$8,015

Total loans						$41,577

(In 000's)	December 31, 2010
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Total

Commercial and industrial:
Commercial	$379	$2,079	$72	$98	$505	$3,133
SBA loans	-	90	71	-	68	229
Asset-based	-	2,083	184	101	-	2,368
	379	4,252	327	199	573	5,730
Commercial real estate:
Commercial mortgages	-	13,902	264	-	1,608	15,774
SBA Loans		1,241	-	-	70	1,311
Religious organizations	-	9,920	2,932	360	441	13,653
	-	25,063	3,196	360	2,119	30,738

Total commercial loans	$379	$29,315	$3,523	$559	$2,692	$36,468

	December 31, 2010
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,683		$130		$1,813
Home equity line of credit	714		-		714
1-4 family residential mortgages	4,171		261		4,432
	6,568		391		6,959

Consumer Other:
Consumer Installment	81		-		81
Student loans	1,912		-		1,912
Other	192		-		192
	2,185		-		2,185

Total consumer loans	$8,753		$391		$9,144

Total loans						$45,612

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

Impaired loans as of June 30, 2011 are set forth in the following table.

(In 000's)	Unpaid	Recorded	Recorded				Interest
	Contractual	Investment	Investment	Total		Average	recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$502	$475	$27	$502	$27	$471	$-
SBA loans	18	18	-	18	-	18	-
Asset-based	101	101		101		17	-
Total Commercial and industrial	621	594	27	621	27	506	-

Commercial real estate:
Commercial mortgages	651	651	-	651	-	946	-
SBA Loans	58	58	-	58	-	58	-
Religious Organizations	439	439	-	439	-	440	3
Total Commercial real estate	1,148	1,148	-	1,148	-	1,444	3

Total Loans	$1,769	$1,742	$27	$1,769	$27	$1,951	$3

Impaired loans as of December 31, 2010 are set forth in the following table.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interst Collected
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$505	$422	$83	$505	$83	$73	$21
SBA loans	21	18	-	$18	-	20	-
Asset-based	-	-	-	-	-	20	-
Total Commercial and industrial	526	440	83	523	83	113	21

Commercial real estate:
Commercial mortgages	1,412	577	835	1,412	156	1,700	25
SBA Loans	150	140	-	140	-	289	-
Construction	-	-	-	-	-	338	-
Religious Organizations	441	441	-	441	-	312	17
Total Commercial real estate	2,003	1,158	835	1,993	156	2,639	42

Total Loans	$2,529	$1,599	$918	$2,516	$238	$2,752	$63

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company had no troubled debt restructurings at June 30, 2011 and December 31, 2010.

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

Assets on the consolidated statements of condition measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,077	$-	$1,077	$-
Mutual Funds	129	129	-	-
Total	$1,206	$129	$1,077	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,210	$-	$1,210	$-
Mutual Funds	129	129	-	-
Total	$1,339	$129	$1,210	$-

As of June 30, 2011, the fair value of the Bank’s AFS securities portfolio was approximately $1,206,000.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,077,000 at June 30, 2011.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at June 30, 2011.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended June 30, 2011 and year ended December 31, 2010.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated statements of condition by level within the hierarchy as of June 30, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2011 and year ended December 31, 2010.

 Carrying Value at June 30, 2011:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 6 months ended June 30, 2011
Impaired Loans	$-	-	-	$-	$(27)
Other real estate owned (“OREO”)	-	-	-	-	-

Carrying Value at December 31, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2010
Impaired Loans	$679	-	-	$679	$(238)
Other real estate owned (“OREO”)	1,417	-	-	1,417	-

Fair value of impaired loans is determined by the fair value of the collateral if the loan is collateral dependent.  Collateral values for loans and OREO are determined by appraisal, which may be discounted based upon management’s review and changes in market conditions.  The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated statements of condition.   The valuation allowance for impaired loans at June 30, 2011 was approximately $27,000.  The valuation allowance for impaired loans at December 31, 2010 was approximately $238,000.  The reduction during the six months ended June 30, 2011 was the result of the charge-off of loans for which there was a valuation allowance.

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

Investment securities: Fair values for investment securities available-for-sale are as described above.  Investment securities held to maturity are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying amount of accrued interest receivable approximates fair value.

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non performance risk.  Prepayments and discount rates were based on current marketplace estimates and pricing.  Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.  The carrying amount of accrued interest receivable approximates fair value.

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

The fair value of assets and liabilities are depicted below:

	June 30, 2011		December 31, 2010
(in 000’s)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,088	$12,088	$8,696	$8,696
Investment securities	19,182	19,369	16,477	16,582
Loans, net of allowance for loan losses	40,809	40,998	44,686	44,698
Accrued interest receivable	372	372	363	363
Liabilities:
Demand deposits	28,548	28,548	27,331	27,331
Savings deposits	14,181	14,181	13,856	13,856
Time deposits	26,566	26,607	26,023	26,023
Accrued interest payable	65	65	57	57

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (l) the recent downgrade , and any future downgrades, in the credit rating of the United States Government and federal agencies; (m) changes in technology being more expensive or difficult than expected; (n) the ability of key third party providers to perform their obligations to UBS and; (o) the Bank and UBS’ success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Overview

The Company reported a net loss of approximately $169,000 ($0.16 per common share) for the quarter ended June 30, 2011 compared to a net loss of approximately $561,000 ($0.53 per common share) for the quarter ended June 30, 2010.  The Company reported a net loss of approximately $477,000 ($0.45 per common share) for the six months ended June 30, 2011 compared to a net loss of approximately $752,000 ($0.71 per common share) for the quarter ended June 30, 2010.   The reduction in the loss in 2011 is primarily related to a net gain on the sale of OREO and  lower provisions for loan losses because of improving asset quality trends.  However, aggressive collection efforts continue to result in increased legal, collection and foreclosure-related expenses.

Management believes that the following actions are critical to enhancing the Company’s future financial performance:

Proactive management of asset quality to minimize credit losses.  Progress has been made in the Bank’s collection, underwriting, and customer relationship management practices. Evidence of these improvements can be seen in the reduction of the level of impaired loans from approximately $2.5 million at December 31, 2010 to approximately $1.8 million at June 30, 2011 and a decline in the delinquency ratio from 8.67% at December 31, 2010 to 6.05% at June 30, 2011.  In addition, the Bank’s non-performing loans declined to approximately $2.1 million at June 30, 2011 from $2.8 million at December 31, 2010. Non-performing loans have been affected by charge-offs and transfers to OREO. During the quarter ended June 30, 2011, management sold $730,000 of its OREO portfolio for a net gain of approximately $111,000.   During 2011, management expects to make further progress in reducing the level of non-performing loans and non-performing assets and anticipates that credit quality costs, including loan collection and OREO-related costs, will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Continued core deposit growth.  During the six months ended, total deposits increased by approximately $2.5 million, or 3.70%.  Utilizing its competitive advantage as a community development bank and increased FDIC insurance limits, management continues to call upon corporations and institutions in the region to request core depository relationships to support the Bank’s small business lending strategies.  Management will continue to utilize this strategy as well as other retail deposit marketing strategies to achieve deposit growth that is critical to attaining economies of scale and leveraging capital to maximize the Company’s earnings potential.

Controlling and managing the net interest margin.  The Bank’s net interest margin continues to decline—falling to 4.26% for the quarter ended June 30, 2011 compared to 4.50% for the same quarter in 2010. Margin compression is created by the continued low interest rate environment that has resulted in lower yields on loans, federal funds sold and investment securities. Although improving, the relative high level of non-accrual loans also contributes to the compression. While management actively manages the rates paid on deposit products to “average” market rates in attempt to mitigate the effect of the reduction in yield on earning assets, deposit rates have generally “bottomed out”. Management will continue to focus on growing the Bank’s core assets and reducing the level of nonaccrual loans to increase net interest income.

Controlling and managing noninterest expense.   During the quarter ended June 30, 2011, noninterest expense continued to escalate as a result of legal, collection-related expenses, costs associated with the maintenance of foreclosed properties (OREO) and increased occupancy, marketing and public relations expense.  Data processing expense also increased as a result of the implementation of an enhanced e-banking platform that includes e-statements.  Management will continue to seek savings and efficiencies where possible.

Enhancing capital to support growth.   Capital declined as a result of net losses and growth, however, the Bank’s tangible, core, and risk-based capital ratios exceed “minimum” and “well capitalized” for regulatory capital requirements. Management recognizes the importance of establishing and maintaining capital levels to support the Bank’s growth and to remain in compliance with regulatory requirements. Management submitted an application for $1 million in capital from the U.S. Treasury’s Small Business Lending Fund (“SBLF”) on March 31, 2011; however, as a result of restrictions on the payment of dividends, the application was withdrawn.  An application for Bank Enterprise Award grant funds from the U.S. Treasury’s CDFI Fund has been submitted to supplement capital.

Significant Accounting Policies

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

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2010 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2011	Quarter ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Statement of income information:
Net interest income	$751	$771	$1,515	$1,507
Provision for loan losses	40	377	70	407
Noninterest income	399	301	613	569
Noninterest expense	1,279	1,257	2,535	2,421
Net loss	(169)	(561)	(477)	(752)
Net loss per share-basic and diluted	(0.16)	(0.53)	(0.45)	(0.71)

Statement of condition information:	June 30, 2011	December 31, 2010
Total assets	$75,887	$73,966
Loans, net	$40,809	$44,686
Investment securities	$19,182	$16,477
Deposits	$69,695	$67,211
Shareholders' equity	$5,819	$6,297

Ratios*:	Quarter ended June 30, 2011	Quarter ended June 30, 2010
Return on assets	(0.89%)	(3.07%)
Return on equity	(11.62%)	(33.10%)
*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $1,186,000, or 1.71% during the quarter ended June 30, 2011 compared to the quarter ended March 31, 2011. Average funding sources increased approximately $1,843,000, or 2.72%, during the quarter ended June 30, 2011 compared to the quarter ended December 31, 2010.

Sources and Uses of Funds Trends

	June 30, 2011			March 31, 2011
(Thousands of Dollars, except percentages)	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,793	$(1,786)	(4.10)%	$43,579
Investment securities
Held-to-maturity	16,945	1,539	9.99	15,406
Available-for-sale	1,180	(63)	(5.07)	1,243
Federal funds sold	10,357	1,496	16.88	8,861
Balances with other banks	305	-	-	305
Total uses	$70,580	$1,186	1.71%	$69,394
Funding sources:
Demand deposits
Noninterest-bearing	$14,793	$677	4.80%	$14,116
Interest-bearing	14,447	766	5.60	13,681
Savings deposits	14,119	91	0.65	14,028
Time deposits	26,263	309	1.19	25,954
Total sources	$69,622	$1,843	2.72%	$67,779

Loans

Average loans declined approximately $1,786,000, or 4.10%, during the quarter ended June 30, 2011.  While commercial loan fundings during the quarter totaled approximately $1,016,000, they were offset by payoffs/paydowns, charge-offs and transfers to OREO following receipt of deeds in lieu of foreclosure late in the quarter ending March 31, 2011.  The Bank continues to maintain stringent underwriting standards especially related to non-owner occupied real estate lending.  The focus is on traditional commercial and industrial (i.e. working capital, receivables, etc.) small business lending for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available to mitigate credit risk.

The Bank’s loan portfolio continues to be concentrated in commercial loans that comprise approximately $33.6 million, or 81%, of total loans at June 30, 2011, of which approximately $30.0 million are commercial real estate. Approximately $16.2 million of these loans are owner occupied which may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2011 were approximately $13.6 million, or 41%, of the commercial portfolio.   Management continues to closely monitor this concentration to proactively identify and manage credit risk in light of the high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2011	2010

Commercial and industrial:
Commercial	$1,563	$3,133
SBA loans	254	229
Asset-based	1,857	2,367
Total commercial and industrial	3,673	5,730

Commercial real estate:

Commercial mortgages	15,138	15,774
SBA loans	544	1,311
Construction	611	-
Religious organizations	13,595	13,653
Total commercial real estate	29,887	30,738

Consumer real estate:
Home equity loans	1,757	1,813
Home equity lines of credit	586	714
1-4 family residential mortgages	3,667	4,432
Total consumer real estate	6,010	6,959

Total real estate	35,897	37,698

Consumer and other:
Consumer installment	67	82
Student loans	1,774	1,912
Other	164	192
Total consumer and other	2,005	2,186

Loans, net	$41,575	$45,613

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on many qualitative factors including charge-off history, delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 1.84% at June 30, 2011, compared to 2.03% at December 31, 2010.  During the six months ended June 30, 2011 provisions for loan losses totaled $70,000.  The Bank charged-off approximately $247,000 primarily related to several impaired loans for which collection efforts had been exhausted and specific reserves allocated at December 31, 2010.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans declined from approximately $2.5 million at December 31, 2010 to approximately $1.8 million at June 30, 2011.  The decline is primarily related to foreclosure activity totaling approximately $602,000 and charge-offs totaling approximately $247,000.  Specific reserves related to impaired loans totaled approximately $27,000 and $238,000 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, loans to religious organizations represented approximately $440,000 of total impaired loans. Management continues to work closely with the leadership of these organizations in an attempt to develop suitable repayment plans. In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.  The Bank is working with collection attorneys to assist with its recovery efforts on all of its impaired loans including forbearance agreements, foreclosure and other collection strategies.

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

The percentage of allowance to nonperforming loans has improved from 33.30% at December 31, 2010 to 35.51% at June 30, 2011 primarily as a result of foreclosure-related activity that reduced the level of impaired/nonperforming loans.      The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2011	December 31, 2010
Commercial and industrial:
Commercial	$502	$505
SBA loans	18	18
Asset-based	101	-
Total Commercial and industrial	621	523

Commercial real estate:
Commercial mortgages	651	1,495
SBA loans	58	58
Religious organizations	439	315
Total Commercial real estate	1,148	1,868

Consumer real estate:
Home equity loans	128	130
1-4 family residential mortgages	260	261
Total consumer real estate	388	391

Total real estate	1,536	2,259

Consumer and other:
Consumer installment	3	-
Student loans	-	-
Other	-	-
Total consumer and other	3	-

Total nonperforming loans	$2,160	$2,782
OREO	1,286	1,417
Total nonperforming assets	$3,446	$4,199

Past due 90 days or more and still accruing interest:
Commercial and industrial:
Commercial	$-	$-
SBA loans	-	-
Asset-based	-	-
Total Commercial and industrial	-	-

Commercial real estate:
SBA loans	9	-
Religious organizations	-	-
Total Commercial real estate	9	-

Consumer real estate:
Home equity loans	-	142
Total consumer real estate	-	142

Total real estate	9	142

Consumer and other:
Student loans	75	44
Other	1	19
Total consumer and other	76	63

Total	$85	$205

Nonperforming loans to total loans	5.20%	6.10%
Nonperforming assets to total loans and OREO	8.04%	8.93%
Nonperforming assets to total assets	4.41%	5.66%

Allowance for loan losses as a percentage of:
Total Loans	1.84%	2.03%
Total nonperforming loans	35.51%	33.29%

Investment Securities and Other Short-term Investments

Investment securities increased on average by approximately $1,476,000, or 8.87%, during the quarter ended June 30, 2011. The increase was primarily related to an increase in investable funds because of proceeds from the sale of OREO as well as increased deposit levels during the quarter.

The yield on the investment portfolio declined to 3.42% at June 30, 2011 compared to 3.79% at December 31, 2010 as a result the purchase of securities to serve as collateral for governmental deposits as well as the call of higher yielding agency securities during the period.  The duration of the portfolio has extended to 3.1 years at June 30, 2011 compared to 2.0 years at December 31, 2010 as a result of the purchase of additional 15 and 20 year government sponsored agency (GSA) mortgage-backed pass-through securities that serve to generate monthly cash flow.   The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2011 average deposits increased approximately $1,843,000, or 2.72%. There was an increase of approximately $677,000, or 4.80%, in noninterest checking account balances and an increase of approximately $766,000, or 5.60%, in interest-bearing checking balances (including money market accounts). These increases were a result of an influx of funds related to depository relationships with several customers in contract-related businesses that receive periodic payments on receivables.  A concerted effort continues to attract and retain core deposits from existing, new, and potential commercial loan customers to stabilize and grow deposit levels.

Savings account balances increased on average by approximately $91,000, or 0.65%, during the quarter ended June 30, 2011.  Management is working to grow and stabilize its core savings accounts utilizing new marketing materials that encourage financial preparedness and increased savings through direct deposit.

Certificates of deposit increased on average by approximately $309,000, or 1.19%, during the quarter ended June 30, 2011. The increase is related to an additional deposit the Bank received from another financial institution because of its CDFI designation that qualifies for Community Reinvestment Act (“CRA”) credit.  The Bank has approximately $18.2 million in certificates of deposit with balances of $100,000 or more. Approximately $13.0 million, or 71%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and are considered stable and core.

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

	June 30, 2011	December 31, 2010	June 30, 2010
Commitments to extend credit	$9,085,000	$7,531,000	$7,453,000
Standby letters of credit	739,000	695,000	-

The level of commitments increased from approximately $8.2 million at December 31, 2010 to approximately $9.8 million at June 30, 2011 primarily as a result of the approval of several construction lines of credit and the paydown of several revolving working capital lines of credit during the period which increased the availability under those lines of credit.

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

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $9.1 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2011, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $12.1 million, or 15.9% of total assets, compared to $8.7 million, or 11.7%, at December 31, 2010. The increase primarily relates to increased deposits as well as proceeds from the sale of OREO.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:

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

Capital Resources

Total shareholders' equity decreased approximately $478,000 compared to December 31, 2010 as a result of a net loss of approximately $477,000 during the six months ended June 30, 2011 and other comprehensive loss of approximately $1,000 from a decrease in unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  At June 30, 2011, the Company is deemed "well capitalized."  The Company does not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions. The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.  For the last several years, the Company has been the recipient of Bank Enterprise Award (“BEA”) grants from the Community Development Financial Institutions Fund (“CDFI”) of the US Treasury Department for its small business lending activity.  An application was submitted in June 2011 for additional grant funds to supplement capital.  The Treasury will make notifications of award in September 2011.

In addition, the Small Business Lending Fund (“SBLF”) of the U.S. Treasury is another source that the Company sought to support its capital position.  The Small Business Jobs and Credit Act established a $30 billion Small Business Lending Fund for interested community banks with $10 billion or less in assets. The Company submitted an application for $1 million in March 2011.  However, subsequent to the submission of the application, the Treasury restricted the award of SBLF funds to financial institutions that did not have restrictions on the payment of dividends.  The Company currently has a restriction on the payment of dividends and therefore is not qualified for these funds.  Therefore, the application was withdrawn.

The Company and the Bank’s actual capital amounts and ratios are as follows:

(in 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,936	13.30%	$3,575	8.00%	N/A
Bank	5,874	13.16	3,570	8.00%	$4,463	10.00%
Tier I capital to risk-weighted assets:
Consolidated	5,376	12.05	1,787	4.00%	N/A
Bank	5,314	11.91	1,785	4.00%	$2,678	6.00%
Tier I capital to average assets:
Consolidated	5,376	7.13	3,019	4.00%	N/A
Bank	5,314	7.05	3,017	4.00%	$3,771	5.00%

(in 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$6,338	13.91%	$3,652	8.00%	N/A
Bank	6,268	13.75	3,646	8.00%	$4,558	10.00%
Tier I capital to risk-weighted assets:
Consolidated	5,761	12.64	1,826	4.00%	N/A
Bank	5,691	12.49	1,823	4.00%	$2,735	6.00%
Tier I capital to average assets:
Consolidated	5,761	7.63	3,024	4.00%	N/A
Bank	5,691	7.53	3,022	4.00%	$3,777	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $169,000 ($0.16 per common share) for the quarter ended June 30, 2011 compared to a net loss of approximately $561,000 ($0.53 per common share) for the quarter ended June 30, 2010.  The Company reported a net loss of approximately $477,000 ($0.45 per common share) for the six months ended June 30, 2011 compared to a net loss of approximately $752,000 ($0.71 per common share) for the six months ended June 30, 2010.   The reduction in the loss in 2011 is primarily related to lower provisions for loan losses because of improving asset quality trends.  However, aggressive collection efforts continue to result in increased legal, collection and foreclosure-related expenses.  The results for 2011 were also boosted by the net gain on the sale of OREO of approximately $111,000.  A detailed explanation of each component of earnings is included in the sections below.

Net Interest Income
Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2011			Three months ended June 30, 2010
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,793	652	6.24%	$47,132	$689	5.85%
Investment securities-HTM	16,945	146	3.45	14,564	140	3.85
Investments securities-AFS	1,180	10	3.73	1,502	16	4.26
Federal funds sold	10,357	4	0.15	5,098	3	0.24
Interest bearing balances with other banks	305	1	1.31	304	-	-
Total interest-earning assets	70,580	813	4.61	68,600	848	4.95
Interest-bearing liabilities
Demand deposits	14,447	20	0.55	11,459	20	0.70
Savings deposits	14,119	3	0.08	14,549	4	0.11
Time deposits	26,263	39	0.59	25,033	53	0.85
Total interest-bearing liabilities	54,829	62	0.45	51,041	77	0.60
Net interest earnings		751			$771
Net yield on interest-earning assets			4.26%			4.50%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Six months ended June 30, 2011			Six months ended June 30, 2010
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,681	$1,320	6.19%	$47,342	$1,382	5.84%
Investment securities-HTM	16,180	290	3.58	12,281	240	3.91
Investments securities-AFS	1,211	20	3.30	1,584	32	4.04
Federal funds sold	9,613	7	0.15	4,228	5	0.24
Interest bearing balances with other banks	305	1	0.66	304	1	0.66
Total interest-earning assets	69,990	1,638	4.68	65,739	1,660	5.05
Interest-bearing liabilities
Demand deposits	14,067	37	0.53	10,886	40	0.73
Savings deposits	14,074	7	0.10	14,721	7	0.10
Time deposits	26,110	79	0.61	22,972	106	0.92
Total interest-bearing liabilities	54,251	123	0.45	48,579	153	0.63
Net interest earnings		$1,515			$1,507
Net yield on interest-earning assets			4.33%			4.58%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $20,000 or 2.64%, for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. Net interest income increased approximately $7,500 or 0.50%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The net yield on interest-earning assets for the quarter ended June 30, 2011 declined to 4.26% from 4.50% for the same quarter in 2010 and declined to 4.33% for the six months ended June 30, 2011 compared to 4.58% for the same period in 2010.  Although the yield on loans increased 39 basis points as a result of the transfer of more than $2 million in nonaccrual loans to OREO and the imposition of default interest rates for several borrowers for noncompliance with note requirements to provide annual financial statements, the overall yield on interest-bearing assets declined by 34 basis points.  This decline was the result of a reduction in average outstanding loans because of slow origination activity and payoffs that resulted in a shift in earning assets from loans to lower yielding federal funds sold and other investments. The reduction in yields on federal funds sold and other investments was also a contributing factor in the decline.

The cost of interest-bearing liabilities fell 15 basis points compared to the quarter ended June 30, 2010 and 18 basis points for the six months June 30, 2011 compared to the same period in 2010 as a result of rate reductions made on the Bank’s deposit products to follow market conditions. However, deposit rates have “bottomed-out”, leaving little room to make further downward adjustments.

The Bank was not able to fully capitalize on the $2 million growth in deposits/earning assets because of the declining margins related to the factors noted above—both decline in loan volume as well as hitting the deposit rate floor.   Management continues to focus on reducing the level of nonaccrual loans, increasing loan origination activity and growing its core deposits to increase net interest income.

Provision for Loan Losses
The provision for loan losses was $40,000 for the three months ended June 30, 2011 compared to $377,000 for the same quarter in 2010. The provision for loan losses was $70,000 for the six months ended June 30, 2011 compared to $407,000 for the same period in 2010. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. During 2010, the Bank experienced a significant increase in its impaired loans for which specific reserves were required.  (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $98,000, or 32.58%, for the quarter ended June 30, 2011, compared to the same quarter in 2010 and increased approximately $44,000, or 7.82%, for the six months ended June 30, 2011, compared to the same period in 2010.    The increase was primarily related to the net gain on the sale of OREO.

Customer service fees declined by approximately $17,000, or 14.66%, for the quarter ended June 30, 2011 compared to 2010 and decreased approximately $25,000, or 11.38%, for the six months ended June 30, 2011 compared to the same period in 2010.  The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees declined approximately $4,000, or 4.47%, for the quarter ended June 30, 2011 compared to 2010 and declined approximately $9,000 or 4.79%, for the six months ended June 30, 2011 compared to the same period in 2010.   The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.  In March 2011, the Bank increased its surcharge fee for noncustomer use of ATM to be consistent with the marketplace and enhance profitability of the network; however, there was only a modest improvement.  Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system.

The Bank serves as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  For the six months ended June 30, 2011 and 2010, these fees totaled $80,000.    Management may seek to expand these credit services in 2011 as the economy moves out of recession.

Noninterest Expense

Salaries and benefits decreased approximately $26,000, or 5.91%, for the quarter ended June 30, 2011 compared to 2010 and decreased approximately $25,000, or 3.89%, for the six months ended June 30, 2011 compared to the same period in 2010.  This decline is the result of the severance of unproductive personnel in the lending/credit administration area of the Bank in April 2011. Management continues to review the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity.

Occupancy expense increased approximately $22,000, or 8.74%, for the quarter ended June 30, 2011 compared to 2010 and increased approximately $38,000, or 7.55%, for the six months ended June 30, 2011 compared to the same period in 2010.   The increase in 2011 is attributable to the September 2010 expiration of a sublease the Company had for a retail space it leases at its corporate headquarters for which a replacement tenant has not been secured.

Office operations and supplies expense increased approximately $6,000, or 8.82%, for the quarter ended June 30, 2011 compared to 2010 and increased approximately $11,000, or 7.50% for the six months ended June 30, 2011 compared to the same period in 2010.. The increase is related to the cost of branch capture-compatible forms and checks required in conjunction with the implementation of Check 21 technology in October 2010. Management continues to review all office operations expenses including supplies, storage, security, etc. to achieve cost reductions.

Marketing and public relations expense increased approximately $26,000, or 275.68%, for the quarter ended June 30, 2011 compared to 2010 and increased approximately $46,000, or 358.27%, for the six months ended June 30, 2011 compared to the same period in 2010.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.

Professional services expense decreased approximately $27,000, or 27.22%, for the quarter ended June 30, 2011 compared to 2010 and decreased approximately $25,000, or 14.53%, for the six months ended June 30, 2011 compared to the same period in 2010.  The decrease is primarily related to lower consulting fees.  In 2010, the Bank utilized a consultant to assist with the preparation of its strategic plan.

Data processing expenses increased approximately $7,000, or 7.23%, for the quarter ended June 30, 2011 compared to 2010 and increased approximately $18,000, or 7.53% for the six months ended June 30, 2011 compared to the same period in 2010 as a result of the implementation of an enhanced e-banking platform (including e-statements) as well as a 3% annual escalation in core processing fees.

Federal deposit insurance assessments increased approximately $6,000, or 17.48%, for the quarter ended June 30, 2011 compared to 2010 and increased approximately $13,000, or 18.38%, for the six months ended June 30, 2011 compared to the same period in 2010. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The increase is primarily related to growth in deposits compared to the prior year.

Loan and collection expenses decreased approximately $7,000, or 10.88%, for the quarter ended June 30, 2011 compared to 2010 but increased approximately $13,000, or 13.86%, for the six months ended June 30, 2011 compared to the same period in 2010.  This increase is directly related to increased foreclosure activity in the Bank’s commercial loan portfolio that resulted in Sheriff’s sale costs and other expenses associated with the acquisition of OREO properties.

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

At June 30, 2011, a positive gap position is maintained on a cumulative basis through 1 year of 4.35% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  The positive gap position is due to loan payoffs and the sale of OREO during the quarter that resulted in a higher level of Federal Funds Sold that reprice immediately.  Management will review and monitor the structure and rates on investment purchases, new loan originations and renewals to maintain a balanced interest rate risk profile.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2011, the change in the market value of equity in a +200 basis point interest rate change is -32.4%, in excess of the Bank’s policy limit of 25% and -59.7 % in a +400 basis point interest rate change, above the policy limit of 50%.    The limit was exceeded as a result of the high level of fixed rate investment securities purchased during the quarter that decline in value in a rising rate environment.  Because most of these investments are used to secure public funds, management will closely review and monitor rates paid on these funds to mitigate interest rate risk when rates begin to rise.  In addition, management will attempt to mitigate this risk by originating more variable rate loans and purchasing variable rate MBS securities.  However, based on these models, with the exception of the market value measure, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at June 30, 2011.

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

The Standard & Poors Downgrade in U.S. Government and Federal Agency Securities may Adversely Impact our Business.

 On August 5, 2011, S&P downgraded the United States long term debt ratings from its AAA rating to AA+ and downgraded the credit ratings of certain long term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long term U.S. debt.  The federal bank regulatory agencies issued guidance on August 5, 2011 regarding the impact of the S&P downgrade upon risk based capital treatment.  The agencies advised banks that for risk based capital purposes, the risk rates for Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies and government sponsored entities will not change.  The downgrade could adversely affect the market value of U.S. government and federal agency securities on our balance sheet and could adversely affect the ability of those securities to serve as collateral for borrowing, as well as have other material adverse affects on the operation of our business and our financial results and condition.

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

UNITED BANCSHARES, INC.

Date: August 15, 2011	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 15, 2011	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.