Form 10-Q/A
period 2011-06-30
UNITED BANCSHARES INC /PA
filed 2011-09-14
CIK 944792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to

Commission file number: 0-25976

UNITED BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2802415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

30 S. 15th Street
Philadelphia, PA	19102
(Address of principal	(Zip code)
executive offices)

Registrant's telephone number, including area code:  (215)351-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X ]	Smaller reporting company [ ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 14, 2011, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of September 14, 2011.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC
(Registrant)

September 14, 2011	/s/ Evelyn F. Smalls
Date	Evelyn F. Smalls
President and Chief Executive Officer

September 14, 2011	/s/ Brenda Hudson-Nelson
Date	Executive Vice President,
Chief Financial Officer

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (1)

32.1	Section 1350 Certifications (1)

32.2 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Section 1350 Certifications (1)

XBRL Instance Document (2)
XBRL Taxonomy Extension Schema Document(2)
XBRL Taxonomy Extension Calculation Linkbase Document(2)
XBRL Taxonomy Extension Definition Linkbase Document(2)
XBRL Taxonomy Extension Label Linkbase Document(2)
XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Filed previously.

(2)	Furnished herewith.