Form 10-Q
period 2011-09-30
UNITED BANCSHARES INC /PA
filed 2011-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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
Large accelerated filer___	Accelerated filer___	Non-accelerated filer__	Smaller Reporting Company _X__

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 3, 2011, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of November 3, 2011.

FORM 10-Q

Item 1.  Consolidated Statements of Condition (unaudited)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$2,108,251	$2,144,390
Interest bearing deposits with banks	305,233	304,721
Federal funds sold	12,455,000	6,247,000
Cash & cash equivalents	14,868,484	8,696,111

Investment securities:
Held-to-maturity, at amortized cost (fair value of $17,917,930 and $15,242,856. at September 30, 2011 and December 31, 2010, respectively)	17,365,854	15,138,389
Available-for-sale, at fair value	1,343,816	1,338,898

Loans , net of unearned discount	41,642,955	45,612,217
Less: allowance for loan losses	(799,097)	(925,905)
Net loans	40,843,858	44,686,312

Bank premises & equipment, net	1,043,395	1,143,347
Accrued interest receivable	357,430	363,348
Other real estate owned	1,284,390	1,416,543
Core deposit intangible	358,331	491,889
Prepaid expenses and other assets	550,034	690,878
Total Assets	$78,015,592	$73,965,715

Liabilities & Shareholders' Equity
Demand deposits, non-interest bearing	$13,675,378	$13,528,781
Demand deposits, interest bearing	17,893,654	13,802,602
Savings deposits	14,590,335	13,856,033
Time deposits, $100,000 and over	18,179,695	17,975,595
Time deposits	7,779,102	8,047,679
	72,118,164	67,210,690

Accrued interest payable	46,604	56,907
Accrued expenses and other liabilities	316,743	400,702
Total Liabilities	72,481,511	67,668,299

Shareholders' equity:
Preferred Stock, Series A, non-cumulative, 6%, $.01 par value, 500,000 shares authorized, 136,842 issued	1,368	1,368
Common stock, $.01 par value; 2,000,000 shares authorized;876,921 shares issued and outstanding	8,769	8,769

Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;191,667 shares issued and outstanding	1,917	1,917

Additional-paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(9,266,398)	(8,508,591)
Net unrealized gain on available-for-sale securities	38,573	44,101
Total shareholders' equity	5,534,081	6,297,416
	$78,015,592	$73,965,715

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operation (unaudited)

	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September	September	September	September
	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$654,573	$723,383	$1,974,564	$2,105,123
Interest on investment securities	157,717	151,636	467,805	423,794
Interest on federal funds sold	6,164	3,380	13,479	8,369
Interest on time deposits with other banks	175	179	521	1,081
Total interest income	818,629	878,578	2,456,369	2,538,367

Interest Expense:
Interest on time deposits	37,208	53,102	115,751	158,740
Interest on demand deposits	20,184	17,673	57,641	57,178
Interest on savings deposits	2,680	3,595	9,571	10,914
Total interest expense	60,072	74,370	182,963	226,832

Net interest income	758,557	804,208	2,273,406	2,311,535

Provision for loan losses	30,000	70,000	100,000	477,000
Net interest income less provision for
loan losses	728,557	734,208	2,173,406	1,834,535

Noninterest income:
Customer service fees	93,319	107,859	286,654	326,025
ATM activity fees	88,535	92,767	265,314	278,440
Loan syndication fees	-	-	80,000	80,000
Net gain on sale of other real estate	-	-	111,291	-
Grant income	-	394,400	-	394,400
Other income	16,930	19,808	68,556	104,517
Total noninterest income	198,784	614,834	811,815	1,183,382

Non-interest expense
Salaries, wages, and employee benefits	417,229	428,283	1,262,393	1,298,635
Occupancy and equipment	273,563	249,502	821,232	758,742
Office operations and supplies	76,585	76,496	229,167	218,432
Marketing and public relations	14,323	6,059	72,748	18,808
Professional services	56,405	70,312	199,187	237,365
Data processing	117,964	119,912	368,394	352,805
Deposit insurance assessments	40,892	36,186	125,122	107,339
Loan and collection expense	34,642	141,610	141,364	235,340
Other noninterest expense	176,792	174,667	523,421	496,270
Total non-interest expense	1,208,395	1,303,027	3,743,028	3,723,736

Net (loss) income	$(281,054)	$46,015	$(757,807)	$(705,819)

(Loss) earnings per share-basic	(0.26)	0.04	(0.71)	(0.66)
(Loss) earnings per share-diluted	(0.26)	0.04	(0.71)	(0.66)

Weighted average number of shares	1,065,088	1,065,088	1,065,088	1,065,088

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months	Nine Months
	September 30,2011	September 30,2010
Cash flows from operating activities
Net loss	$(757,807)	$(705,820)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	100,000	477,000
Gain on sale of OREO property	111,291	-
Depreciation expense	188,113	204,971
Amortization expense	176,809	168,706
Decrease (increase) in accrued interest receivable and other assets	146,762	(199,181)
Decrease in accrued interest payable and other liabilites	(94,262)	(59,298)
Net cash used in operating activities	(129,094)	(113,622)

Cash flows from investing activities
Purchase of investments-held-to-maturity	(9,912,036)	(14,596,763)
Purchase of investments-available-for sale	(262,041)	-
Proceeds from maturity and principal reductions of investments-available-for-sale	251,656	437,726
Proceeds from maturity and principal reductions of investments-held-to-maturity	7,662,121	9,809,082
Net decrease(increase) in loans	3,742,454	(457,889)
Purchase of premises and equipment	(88,161)	(57,927)
Net cash provided by (used in) investing activities	1,393,993	(4,865,771)

Cash flows from financing activities
Net increase in deposits	4,907,474	8,170,625
Net cash provided by financing activities	4,907,474	8,170,625

Increase in cash and cash equivalents	6,172,373	3,191,232

Cash and cash equivalents at beginning of period	8,696,111	6,289,844

Cash and cash equivalents at end of period	$14,868,484	$9,481,076

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$193,266	$218,391
Noncash transfer of loans to other real estate owned	$602,100	$1,633,947

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2011 and December 31, 2010 and the consolidated results of its operations for the three and nine month periods ended September 30, 2011 and 2010, and its consolidated cash flows for the three and nine month periods ended September 30, 2011 and 2010.

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

2.  Comprehensive (Loss) Income

Total comprehensive (loss) income includes net (loss) income and other comprehensive income or loss that is comprised of unrealized gains and losses on investment securities available for sale, net of taxes.  The Company’s total comprehensive (loss) income for the three months ended September 30, 2011 and 2010 was $(285,106) and $44,324, respectively. The Company’s total comprehensive loss for the nine months ended September 30, 2011 and 2010 was $(763,335) and $(709,200), respectively.  The difference between the Company’s net loss and total comprehensive loss for these periods relates to the change in net unrealized gains and losses on investment securities available for sale during the applicable period of time.

3. Net (Loss) Income Per Share

The calculation of net (loss) income per share follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Basic:
Net (loss) income available to common shareholders	($281,054)	$46,015	($757,807)	($705,819)
Average common shares outstanding-basic	1,065,588	1,065,588	1,065,588	1,065,588
Net (loss) income per share-basic	($0.26)	$0.04	($0.71)	($0.66)
Diluted:
Average common shares-diluted	1,065,588	1,065,588	1,065,588	1,065,588
Net (loss) income per share-diluted	($0.26)	$0.04	($0.71)	($0.66)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

4.      New Authoritative Accounting Guidance

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB ASC Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company's adoption of this ASU on July 1, 2011 did not have a material impact on the Company's consolidated financial position or results of operations.

ASU No. 2011-03, in May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company is evaluating the impact of ASU 2011-04 on its consolidated financial statements.

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio as of September 30, 2011:
(In 000’s)	Amortized Cost	Gross unrealized gains	Gross unrealized losses		Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,157	$58		$-	$1,215
Investments in mutual funds	129	-		-	129
	$1,286	$58		-	$1,344
Held-to-maturity:
U.S. government agencies	$7,527	$170		$-	$7,697
Government Sponsored Enterprises residential mortgage-backed securities	9,839	387		(4)	10,222
	$17,366	$557	$	(4)	$17,919

The following is a summary of the Company's investment portfolio as of December 31, 2010:
(In 000’s)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,144	$66	$-	$1,210
Investments in mutual funds	129	-	-	129
	$1,273	$66	$-	$1,339
Held-to-maturity:
U.S. government agencies	$10,402	$90	$(145)	$10,347
Government Sponsored Enterprises residential mortgage-backed securities	4,736	166	(6)	4,896
	$15,138	$256	$(151)	$15,243

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2011, are as follows:

(In 000’s)
	Amortized Cost	Fair Value
Available-for-Sale
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	-	-
Due five years through ten years	-	-
Due after 10 years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,157	1,215
Total debt securities	$1,157	$1,215

Held-to-maturity
Due within one year	$-	$-
Due after one year through three years	-	-
Due after three years through five years	250	253
Due five years through ten years	6,499	$6,662
Due after 10 years	778	783
Government Sponsored Enterprises residential mortgage-backed securities	9,839	10,222
	$17,366	$17,919

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Government Sponsored Enterprises residential mortgage-backed securities	$517	$(4)	$-	$-	$517	$(4)
Total	$517	$(4)	$-	$-	$517	$(4)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2010:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$5,398	$(145)	$-	$-	$5,398	$(145)
Government Sponsored Enterprises residential mortgage-backed securities	536	(6)	-	-	536	(6)
Total	$5,934	$(151)	$-	$-	$5,934	$(151)

U.S. government agencies. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The Company has a process in place to identify debt securities that could potentially have a credit impairment that is other than temporary.  This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.  On a quarterly basis, the Company reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, the intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value.

6. Allowance for Loan Losses

The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.

•	Historical Charge-Off Component – Applies a rolling, twelve-quarter historical charge-off rate to all pools of non-classified loans.

•
Qualitative Factors Component – The loan portfolio is broken down into multiple homogenous sub classifications, upon which multiple factors (such as delinquency trends, economic conditions, concentrations, growth/volume trends, and management/staff ability) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Qualitative Factors Component.

All of these factors may be susceptible to significant change.   There has been no change in qualitative factors during the nine months ended September 30, 2011.  However, the average 3-year net loss factors have declined during the period in each portfolio segment as a result of a lower level of net charge-offs in 2011.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the nine months ended September 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$52	$20	$926
Provision for loan losses	55	23	15	7	$100

Charge-offs	(62)	(148)	-	(42)	(252)
Recoveries	1	5	4	15	25
Net charge-offs	(61)	(143)	4	(27)	(227)

Ending balance	$295	$433	$71	$-	$799

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$250	$-	$-	$-	$250
Loans collectively evaluated for impairment	45	433	71	-	549
	$295	$433	$71	$-	$799

Loans, ending balance:
Loans indivdually evaluated for impairment	$614	$1,137	$-	$-	$1,751
Loans collectively evaluated for impairment	3,135	28,959	5,792	2,006	39,892
Total	$3,749	$30,096	$5,792	$2,006	$41,643

		For the nine months ended September 30, 2010
Allowance for credit losses
Beginning balance					$727
Charge-offs:					(462)
Recoveries:					29
Net charge-offs					(433)
Provisions for loan losses					477
Ending balance					$771

(in 000's)	For the Quarter ended September 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$280	$432	$55	$-	$767
Provision for loan losses	15	-	15	-	$30

Charge-offs	-	-	-	(5)	(5)
Recoveries	-	1	1	5	7
Net charge-offs	-	1	1	-	2

Ending balance	$295	$433	$71	$-	$799

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$250	$-	$-	$-	$250
Loans collectively evaluated for impairment	45	433	71	-	549
	$295	$433	$71	$-	$799

Loans, ending balance:
Loans indivdually evaluated for impairment	$614	$1,137	$-	$-	$1,751
Loans collectively evaluated for impairment	3,135	28,959	5,792	2,006	39,892
Total	$3,749	$30,096	$5,792	$2,006	$41,643

		For the Quarter ended September 30, 2010
Allowance for credit losses
Beginning balance					$845
Charge-offs:					(153)
Recoveries:					9
Net charge-offs					(144)
Provisions for loan losses					70
Ending balance					$771

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$34	$-	$495	529	$1,001	$1,530
SBA loans	-	-	18	18	236	254
Asset-based	-	-	101	101	1,864	1,965
Total Commercial and industrial	34	-	615	649	3,100	3,749

Commercial real estate:
Commercial mortgages	38	-	646	684	14,167	14,851
SBA loans	-	-	58	58	482	540
Construction	-	-	-	-	1,002	1,002
Religious organizations	-	173	433	606	13,097	13,703
Total Commercial real estate	38	173	1,137	1,348	28,748	30,096

Consumer real estate:
Home equity loans	342	-	128	470	1,295	1,765
Home equity lines of credit	-	-	38	38	511	549
1-4 family residential mortgages	-	-	302	302	3,176	3,478
Total consumer real estate	342	-	468	810	4,982	5,792

Total real estate	380	173	1,605	2,158	33,730	35,888

Consumer and other:
Consumer installment	-	-	1	1	54	55
Student loans	57	7	-	64	1,719	1,783
Other	6	-	-	6	162	168
Total consumer and other	63	7	1	71	1,935	2,006

Total loans	$477	$180	$2,220	$2,877	$38,766	$41,643

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current	Total
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Loans
Commercial and industrial:
Commercial	$442	$-	$505	946	$2,187	$3,133
SBA loans	12	-	18	30	199	229
Asset-based	-	-		-	2,367	2,367
Total commercial and industrial	454	-	523	976	4,753	5,729

Commercial real estate:
Commercial mortgages	125	-	1,495	1,620	14,154	15,774
SBA loans			58	58	1,253	1,311
Religious organizations	126	-	315	441	13,213	13,653
Total commercial real estate	251	-	1,868	2,119	28,620	30,738

Consumer real estate:
Home equity loans	155	142	130	427	1,386	1,813
Home equity lines of credit	-	-	-	-	714	714
1-4 family residential mortgages	-	-	261	261	4,171	4,432
Total consumer real estate	155	142	391	688	6,271	6,959

Total real estate	406	142	2,258	2,806	34,891	37,697

Consumer and other:
Consumer installment	8	-	-	8	74	82
Student loans	87	44	-	131	1,781	1,912
Other	13	19	-	32	160	192
Total consumer and other	108	63	-	171	2,016	2,186

Total loans	$967	$205	$2,781	$3,953	$41,660	$45,613

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

•
Risk ratings of “5” are assigned to “Special Mention” loans that do not presently expose the Bank to a significant degree of risks, but have potential weaknesses/deficiencies deserving Management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. No loss of principal or interest is envisioned.  Borrower is experiencing adverse operating trends, which potentially could impair debt, services capacity and may necessitate restructuring of credit.  Secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure. However, a restructuring of the debt should result in repayment.  The asset is currently protected, but is potentially weak.  This category may include credits with inadequate loan agreements, control over the collateral or an unbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized but exceptions are considered material. These borrowers would have limited ability to obtain credit elsewhere.

•
Risk ratings of “6” are assigned to “Substandard” loans which are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets must have a well-defined weakness. They are characterized by the distinct possibility that some loss is possible if the deficiencies are not corrected. The borrower’s recent performance indicated an inability to repay the debt, even if restructured. Primary source of repayment is gone or severely impaired and the Bank may have to rely upon the secondary source. Secondary sources of repayment (e.g., guarantors and collateral) should be adequate for a full recovery. Flaws in documentation may leave the bank in a subordinated or unsecured position when the collateral is needed for the repayment.

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	September 30, 2011
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$576	$45	$35	$269	$226	$1,531
SBA loans	-	130	56	-	68		254
Asset-based	-	1,794	70	-	101		1,965
	379	2,500	171	35	438	226	3,749
Commercial real estate:
Commercial mortgages	-	13,309	158	-	1,384		14,851
SBA Loans	-	474	-	-	66		541
Construction	-	1,002	-	-	-		1,002
Religious organizations	-	9,864	2,957	-	882		13,703
	-	24,650	3,115	-	2,332		30,097

Total commercial loans	$379	$27,149	$3,286	$35	$2,770	$226	$33,846

	September 30,2011
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,637		$128		$1,765
Home equity line of credit	511		38		549
1-4 family residential mortgages	3,176		302		3,478
	5,324		468		5,792

Consumer Other:
Consumer Installment	54		1		55
Student loans	1,783		-		1,783
Other	168		-		168
	2,005		1		2,006

Total consumer loans	$7,329		$469		$7,798

Total loans							$41,644

(In 000's)	December 31, 2010
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Total

Commercial and industrial:
Commercial	$379	$2,079	$72	$98	$505	$3,133
SBA loans	-	90	71	-	68	229
Asset-based	-	2,083	184	100	-	2,367
	379	4,252	327	198	573	5,729
Commercial real estate:
Commercial mortgages	-	13,902	264	-	1,608	15,774
SBA Loans		1,241	-	-	70	1,311
Religious organizations	-	9,920	2,932	360	441	13,653
	-	25,063	3,196	360	2,119	30,738

Total commercial loans	$379	$29,315	$3,523	$558	$2,692	$36,467

	December 31, 2010
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,683		$130		$1,813
Home equity line of credit	714		-		714
1-4 family residential mortgages	4,171		261		4,432
	6,568		391		6,959

Consumer Other:
Consumer Installment	82		-		82
Student loans	1,912		-		1,912
Other	192		-		192
	2,186		-		2,186

Total consumer loans	$8,754		$391		$9,145

Total loans						$45,612

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

In accordance with guidance provided by ASC 310-10, Accounting by Creditors for Impairment of a Loan, management employs one of three methods to determine and measure impairment: the Present Value of Future Cash Flow Method; the Fair Value of Collateral Method; or the Observable Market Price of a Loan Method.  To perform an impairment analysis, the Company reviews a loan’s internally assigned grade, its outstanding balance, guarantors, collateral, strategy, and a current report of the action being implemented. Based on the nature of the specific loans, one of the impairment methods is chosen for the respective loan and any impairment is determined, based on criteria established in ASC 310-10.

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the nine months ended September 30, 2011, there were no partial charge-offs of impaired loans.  During the nine months ended September 30, 2010, the Company charged-off approximately $13,000 related to the unguaranteed portion on one impaired SBA loan that had no significant impact on credit loss ratios and/or asset quality trends.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of September 30, 2011 are set forth in the following table.

(In 000's)	Unpaid	Recorded	Recorded				Interest
	Contractual	Investment	Investment	Total		Average	recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$495	$78	$417	$495	$250	$479	$-
SBA loans	18	18	-	18	-	18	-
Asset-based	101	101	-	101	-	45	-
Total Commercial and industrial	614	197	417	614	250	542	-

Commercial real estate:
Commercial mortgages	646	646	-	646	-	846	-
SBA Loans	58	58	-	58	-	58	-
Religious Organizations	433	433	-	433	-	439	3
Total Commercial real estate	1,137	1,137	-	1,137	-	1,343	3

Total Loans	$1,751	$1,334	$417	$1,751	$250	$1,885	$3

Impaired loans as of December 31, 2010 are set forth in the following table.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interst Collected
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$505	$422	$83	$505	$83	$73	$21
SBA loans	21	18	-	$18	-	20	-
Asset-based	-	-	-	-	-	20	-
Total commercial and industrial	526	440	83	523	83	113	21

Commercial real estate:
Commercial mortgages	1,412	577	835	1,412	156	1,700	25
SBA loans	150	140	-	140	-	289	-
Construction	-	-	-	-	-	338	-
Religious organizations	441	441	-	441	-	312	17
Total commercial real estate	2,003	1,158	835	1,993	156	2,639	42

Total Loans	$2,529	$1,598	$918	$2,516	$238	$2,752	$63

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2011 and December 31, 2010.

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

Level 3
•	Prices or valuation techniques that require inputs that are both unobservable (i.e., supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
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

Assets on the consolidated statements of condition measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$1,215	$-	$1,215	$-

Mutual Funds	129	129	-	-

Total	$1,344	$129	$1,215	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$1,210	$-	$1,210	$-

Mutual Funds	129	129	-	-

Total	$1,339	$129	$1,210	$-

As of September 30, 2011, the fair value of the Bank’s AFS securities portfolio was approximately $1,344,000.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,215,000 at September 30, 2011.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at September 30, 2011.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended September 30, 2011 and year ended December 31, 2010.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated statements of condition by level within the hierarchy as of September 30, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2011 and year ended December 31, 2010.

 Carrying Value at September 30, 2011:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended September 30, 2011
Impaired Loans	$167	-	-	$-	$(223)

Other real estate owned (“OREO”)	-	-	-	-	-

Carrying Value at December 31, 2010:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2010
Impaired Loans	$679	-	-	$679	$(238)

Other real estate owned (“OREO”)	1,417	-	-	1,417	-

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted based upon management’s review.  No appraisals were discounted or adjusted during the quarter ended September 30, 2011.  The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at September 30, 2011 was approximately $250,000.  The valuation allowance for impaired loans at December 31, 2010 was approximately $238,000.

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

Investment securities: Fair values for investment securities available-for-sale are as described above.  Investment securities held-to-maturity are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  The carrying amount of accrued interest receivable approximates fair value.

Loans: The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non performance risk.  Prepayments and discount rates were based on current marketplace estimates and pricing.  Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve.  The carrying amount of accrued interest receivable approximates fair value. The fair value for nonperforming/impaired loans is determined by using discounted cashflow analysis or underlying collateral values, where applicable.

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

The fair value of assets and liabilities are depicted below:

	September 30, 2011		December 31, 2010
(in 000’s)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	$14,868	$14,868	$8,696	$8,696
Investment securities	18,709	19,262	16,477	16,582
Loans, net of allowance for loan losses	40,844	40,644	44,686	44,698
Accrued interest receivable	357	357	363	363
Liabilities:
Demand deposits	31,569	31,569	27,331	27,331
Savings deposits	14,590	14,590	13,856	13,856
Time deposits	25,959	25,959	26,023	26,023
Accrued interest payable	47	47	57	57

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

Overview
The Company reported a net loss of approximately $281,000 ($0.26 per common share) for the quarter ended September 30, 2011 compared to net income of approximately $46,000 ($0.04 per common share) for the quarter ended September 30, 2010.  The Company reported a net loss of approximately $758,000 ($0.71 per common share) for the nine months ended September 30, 2011 compared to a net loss of approximately $706,000 ($0.66 per common share) for the nine months ended September 30, 2010.  The decrease for the current quarter compared to 2010 is primarily the result of a Community Development Financial Institutions (“CDFI”) Fund of the U.S. Department of Treasury grant received in 2010 that was not received in 2011.

Management believes that the following actions are crucial to enhancing the Company’s future financial performance:

Enhancing capital to support growth.   Capital declined primarily as a result of net losses.  Net losses as well as growth in the average assets of the Company resulted in a reduction in the Tier I leverage ratio, however, this ratio as well as, core, and risk-based capital ratios exceed the threshold for “minimum” and “well capitalized” for regulatory capital requirements. Management recognizes the importance of establishing and maintaining capital levels to support the Bank’s growth and to remain in compliance with regulatory requirements.  Therefore, a concentrated effort will be made to raise additional capital from potential corporate and institutional partners in the region to support its community development activities including increased lending within economically distressed low to moderate income communities.

Controlling and managing the net interest margin.  The Bank’s net interest margin continues to decline. Margin compression has been created by a decline in loans outstanding as well as the continued low interest rate environment that has resulted in lower yields on loans, federal funds sold and investment securities. Although improving, the relative high level of non-accrual loans also contributes to the compression. While management actively manages the rates paid on deposit products to “average” market rates in attempt to mitigate the effect of the reduction in yield on earning assets, deposit rates have generally “bottomed out”. Management will continue to focus on growing the Bank’s loan portfolio and reducing the level of nonaccrual loans to increase net interest income.

Controlling and managing noninterest expense.   The Company’s noninterest expense continues to be high as a result of core deposit amortization expense, occupancy expense related to its three branch structure, and increased marketing expense.  Also, unlike other similar sized community banks, the Bank incurs a higher level of professional service fees (audit and legal) because of Securities and Exchange (“SEC”) filing requirements as a result of having in excess of 500 shareholders. While there has been some improvement in noninterest expense compared to the quarter ending September 30, 2010, management continues to seek savings and efficiencies where possible including the review of the existing branch structure and personnel utilization.

Proactive management of asset quality to minimize credit losses.  Progress has been made in the Bank’s collection, underwriting, and customer relationship management practices. Evidence of these improvements can be seen in the reduction of the level of impaired/nonperforming loans and a decline in the delinquency ratio.  Non-performing/impaired loans have been affected by charge-offs and transfers to OREO. During 2011, management expects to make further progress in reducing the level of non-performing loans and non-performing assets and anticipates that credit quality costs, including loan collection and OREO-related costs, will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2011	Quarter ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Statement of income information:
Net interest income	$759	$804	$2,273	$2,312
Provision for loan losses	30	70	100	477
Noninterest income	199	615	812	1,183
Noninterest expense	1,208	1,303	3,743	3,723
Net (loss) income	(281)	46	(758)	(706)
Net (loss) income per share-basic and diluted	(0.26)	0.04	(0.71)	(0.66)

Statement of condition information:	September 30, 2011	December 31, 2010
Total assets	$78,016	$73,966
Loans, net	$40,844	$44,686
Investment securities	$18,710	$16,477
Deposits	$72,118	$67,211
Shareholders' equity	$5,534	$6,297

Ratios*:	Quarter ended September 30, 2011	Quarter ended September 30, 2010
Return on assets	(1.47%)	0.25%
Return on equity	(20.26%)	2.92
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $3,451,000, or 4.89% during the quarter ended September 30, 2011 compared to the quarter ended June 30, 2011. Average funding sources increased approximately $3,159,000, or 4.54%, during the quarter ended September 30, 2011 compared to the quarter ended June 30, 2011.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)	September 30, 2011			June 30, 2011
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,569	($224)	(0.54)%	$41,793
Investment securities
Held-to-maturity	18,446	1,501	8.86	16,945
Available-for-sale	1,273	93	7.88	1,180
Federal funds sold	12,438	2,081	20.09	10,357
Balances with other banks	305	-	-	305
Total uses	$74,031	$3,451	4.89%	$70,580
Funding sources:
Demand deposits
Noninterest-bearing	$14,350	($443)	(2.99)%	$14,793
Interest-bearing	18,147	3,700	25.61	14,447
Savings deposits	14,113	(6)	(0.04)	14,119
Time deposits	26,171	(92)	(0.35)	26,263
Total sources	$72,781	$3,159	4.54%	$69,622

Loans
Average loans declined approximately $224,000, or 0.54%, during the quarter ended September 30, 2011.  Market demand for loans remains “soft” as some borrowers are slow to seek financing as a result of continued economic uncertainty. While the Bank has funded more than $2.3 million in commercial loans during 2011, they were offset by payoffs/paydowns, charge-offs and transfers to OREO. Focused and aggressive business development efforts targeting small businesses will be employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the Small Business Administration or other loan guaranty programs may be available to mitigate credit risk.  Relationships with attorneys, accountants, and Small Business Development Centers will be utilized as referral sources for these loans.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $30.1 million, or 72.27%, of total loans at September 30, 2011 of which approximately $16 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2011 were approximately $13.7 million, or 49%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2011	2010

Commercial and industrial:
Commercial	$1,530	$3,133
SBA loans	254	229
Assets-based	1,965	2,367
Total commercial and industrial	3,748	5,730

Commercial real estate:

Commercial mortgages	14,851	15,774
SBA loans	540	1,311
Construction	1,002	-
Religious organizations	13,703	13,653
Total commercial real estate	30,096	30,738

Consumer real estate:
Home equity loans	1,765	1,813
Home equity lines of credit	549	714
1-4 family residential mortgages	3,478	4,432
Total consumer real estate	5,792	6,959

Total real estate	35,888	37,698

Consumer and other:
Consumer installment	55	82
Student loans	1,783	1,912
Other	168	192
Total consumer and other	2,006	2,186

Loans, net	$41,642	$45,613

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 1.92% at September 30, 2011, compared to 2.03% at December 31, 2010.  During the nine months ended September 30, 2011 provisions for loan losses totaled $100,000.  During 2011, the Company charged-off approximately $252,000 primarily related to several impaired loans for which collection efforts had been exhausted and specific reserves were allocated at December 31, 2010.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  The level of impaired loans declined from approximately $2.5 million at December 31, 2010 to approximately $1.7 million at September 30, 2011.  The decline is primarily related to foreclosure activity totaling approximately $602,000 and charge-offs totaling approximately $252,000.  Specific reserves related to impaired loans totaled approximately $250,000 and $238,000 at September 30, 2011 and December 31, 2010, respectively. Strategies continue to be implemented to maximize collection on impaired loans including forbearance agreements, foreclosure and other collection strategies.

At September 30, 2011 and December 31, 2010, loans to religious organizations represented approximately $433,000 and $440,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans has improved from 33.30% at December 31, 2010 to 35.99% at September 30, 2011 primarily as a result of foreclosure-related activity that reduced the level of impaired/nonperforming loans.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30,2011	December 31, 2010
Commercial and industrial:
Commercial	$495	$505
SBA loans	18	18
Asset-based	101	-
Total Commercial and industrial	614	523

Commercial real estate:
Commercial mortgages	646	1,495
SBA loans	58	58
Religious organizations	433	315
Total Commercial real estate	1,137	1,868

Consumer real estate:
Home equity loans	128	130
Home equity lines of credit	38	-
1-4 family residential mortgages	302	261
Total consumer real estate	468	391

Total real estate	1,605	2,259

Consumer and other:
Consumer installment	1	-
Student loans	-	-
Other	-	-
Total consumer and other	1	-

Total nonperforming loans	$2,220	$2,782
OREO	1,284	1,417
Total nonperforming assets	$3,504	$4,199

Past due 90 days or more and still accruing interest:
Commercial and industrial:
Commercial	$-	$-
SBA loans	-	-
Asset-based	-	-
Total Commercial and industrial	-	-

Commercial real estate:
Commercial mortgages		-
SBA loans	-	-
Construction	-	-
Construction	-
SBA loans	-	-
Religious organizations	173	-
Total Commercial real estate	173	-

Consumer real estate:
Home equity loans	-	142
Home equity lines of credit	-	-
1-4 family residential mortgages	-	-
Total consumer real estate	-	142

Total real estate	173	142

Consumer and other:
Consumer installment	-	-
Student loans	7	44
Other	-	19
Total consumer and other	7	63

Total	$180	$205

Nonperforming loans to total loans	4.87%	6.10%
Nonperforming assets to total loans and OREO	7.47%	8.93%
Nonperforming assets to total assets	4.49%	5.66%
SBA Loans guaranteed	2,601	3,452

Allowance for loan losses as a percentage of:
Total Loans	1.92%	2.03%
Total nonperforming loans	35.99%	33.29%

Investment Securities and Other Short-term Investments
Average investment securities increased by approximately $1,594,000, or 8.79%, during the quarter ended September 30, 2011. The increase was primarily related to an increase in investable funds because of loan payoffs and increased deposit levels during the quarter.

The yield on the investment portfolio declined to 3.32% at September 30, 2011 compared to 3.79% at December 31, 2010 as a result the purchase of securities to serve as collateral for governmental deposits as well as the call of higher yielding agency securities during the period.  The duration of the portfolio has extended to 2.6 years at September 30, 2011 compared to 2.0 years at December 31, 2010 as a result of the purchase of callable agency securities with longer terms as well as amortizing 15 and 20 year government sponsored agency (GSA) mortgage-backed pass-through securities that serve to generate monthly cash flow.   The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended September 30, 2011 average deposits increased approximately $3,159,000, or 4.54%. There was a decrease of approximately $433,000, or 2.99%, in noninterest checking account balances offset by an increase of approximately $3,700,000, or 25.61%, in interest-bearing checking balances (including money market accounts). This increase was primarily the result of a $2.3 million City of Philadelphia money market deposit as well an influx of funds related to depository relationships with several not-for-profit and contractor-type customers that receive periodic payments on receivables.

Savings account balances decreased on average by approximately $6,000, or 0.04%, during the quarter ended September 30, 2011.  Management continues its efforts to grow and stabilize its core savings accounts utilizing new marketing materials that encourage financial preparedness and increased savings through direct deposit.

Certificates of deposit decreased on average by approximately $92,000, or 0.35%, during the quarter ended September 30, 2011. The decrease is related to the maturity and non-renewal of several certificates of deposit with another financial institution.  The Bank has approximately $18.2 million in certificates of deposit in excess of $100,000. Approximately $13.0 million, or 71%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and are considered stable and core.

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

	September 30, 2011	December 31, 2010
Commitments to extend credit	$7,482,000	$7,531,000
Standby letters of credit	711,000	695,000

The level of commitments at September 30, 2011 was relatively unchanged from $8.2 million at December 31, 2010 and primarily consists of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

Liquidity
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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2011, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $14.9 million, or 19.06% of total assets, compared to $8.7 million, or 11.7%, at December 31, 2010. The increase primarily relates to increased deposits, loan payoffs, and proceeds from the sale of OREO.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority, if necessary:

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

Interest rate sensitivity
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

At September 30, 2011, a positive gap position is maintained on a cumulative basis through 1 year of 10.85% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  The positive gap position increased during the quarter as a result of increased deposits and loan payoffs that resulted in a higher level of Federal Funds Sold that reprice immediately.  As these funds are deployed, management will review and monitor the structure and rates on investment purchases, new loan originations and renewals to achieve a more balanced interest rate risk profile.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2011, the change in the market value of equity in a +200 basis point interest rate change is -6.30%, within the Bank’s policy limit of 25% and -36.70 % in a +400 basis point interest rate change, within the policy limit of 50%.    The limit   became better aligned with policy during the quarter as a result of the increase in federal funds sold, loan payoffs, and the purchase of amortizing mortgage-backed securities. Management will continue to mitigate this risk by originating more variable rate loans and purchasing variable rate MBS securities.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at September 30, 2011.

Capital Resources
Total shareholders' equity decreased approximately $763,000 compared to December 31, 2010 as a result of a net loss of approximately $758,000 during the nine months ended September 30, 2011 and other comprehensive loss of approximately $5,000 from a decrease in unrealized gains on investment securities classified as available-for-sale. As reflected in the table below, the Company’s risk-based capital ratios are above the minimum regulatory requirements.  While capital levels have declined, at September 30, 2011, the Company is deemed "well capitalized."  The Company does not anticipate paying dividends in the near future because of regulatory imposed dividend restrictions. The Company will seek to maintain the requisite minimum regulatory capital levels by internal capital generation (retained earnings) and by monitoring its asset growth.
Because the Company is a CDFI, it has the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program was created in 1994 to support FDIC-insured financial institutions, like the Company, around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2011, the Company applied for a BEA grant based on lending activity but did not qualify.  Management will continue to seek funding from available CDFI programs in the future to supplement capital and support growth.

The Company and the Bank’s actual capital amounts and ratios are as follows:

(in 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,692	12.92%	$3,529	8.00%	N/A
Bank	5,640	12.80%	3,525	8.00%	$4,406	10.00%
Tier I capital to risk-weighted assets:
Consolidated	5,138	11.66%	1,765	4.00%	N/A
Bank	5,086	11.54%	1,762	4.00%	$2,643	6.00%
Tier I capital to average assets:
Consolidated	5,138	6.55%	3,140	4.00%	N/A
Bank	5,086	6.48%	3,137	4.00%	$3,922	5.00%

(in 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$6,338	13.91%	$3,652	8.00%	N/A
Bank	6,268	13.75%	3,646	8.00%	$4,558	10.00%
Tier I capital to risk-weighted assets:
Consolidated	5,761	12.64%	1,826	4.00%	N/A
Bank	5,691	12.49%	1,823	4.00%	$2,735	6.00%
Tier I capital to average assets:
Consolidated	5,761	7.63%	3,024	4.00%	N/A
Bank	5,691	7.53%	3,022	4.00%	$3,777	5.00%

Results of Operations

Summary
The Company reported a net loss of approximately $281,000 ($0.26 per common share) for the quarter ended September 30, 2011 compared to net income of approximately $46,000 ($0.04 per common share) for the quarter ended September 30, 2010.  The Company reported a net loss of approximately $758,000 ($0.71 per common share) for the nine months ended September 30, 2011 compared to a net loss of approximately $706,000 ($0.66 per common share) for the nine months ended September 30, 2010.  The decrease for the quarter compared to the same quarter in 2010 is primarily the result of a CDFI Fund grant received in 2010 which was not received in 2011.  A detailed explanation of each component of earnings is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2011			Three months ended September 30, 2010
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,569	655	6.30%	$46,497	$723	6.22%
Investment securities-HTM	18,446	147	3.19	15,146	139	3.67
Investments securities-AFS	1,273	10	3.14	1,416	13	3.67
Federal funds sold	12,438	6	0.19	6,044	3	0.20
Interest bearing balances with other banks	305	1	1.31	304	1	0.26
Total interest-earning assets	74,031	819	4.43	69,407	878	5.00
Interest-bearing liabilities
Demand deposits	18,147	20	0.44	13,541	17	0.50
Savings deposits	14,113	3	0.09	14,398	4	0.11
Time deposits	26,171	37	0.57	25,782	53	0.82
Total interest-bearing liabilities	58,431	60	0.41	53,721	74	0.55
Net interest earnings		$759			$804
Spread			4.02%			4.45%
Net yield on interest-earning assets			4.10%			4.63%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.
		Nine months ended September 30, 2011			Nine months ended September 30, 2010
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,306	$1,974	6.22%	$47,057	$2,105	5.96%
Investment securities-HTM	16,943	438	3.45	13,245	379	3.82
Investments securities-AFS	1,232	30	3.25	1,528	45	3.93
Federal funds sold	10,565	13	0.16	4,840	8	0.22
Interest bearing balances with other banks	305	1	0.44	304	1	0.44
Total interest-earning assets	71,351	2,456	4.59	66,974	2,538	5.05
Interest-bearing liabilities
Demand deposits	15,441	58	0.50	11,781	57	0.65
Savings deposits	14,069	9	0.09	14,570	11	0.10
Time deposits	26,130	116	0.59	23,919	159	0.89
Total interest-bearing liabilities	55,640	183	0.44	50,270	227	0.60
Net interest earnings		$2,273			$2,311
Spread			4.15%			4.45%
Net yield on interest-earning assets			4.25%			4.60%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $45,000, or 5.68%, for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. Net interest income declined approximately $38,000, or 1.65%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The net yield on interest-earning assets for the quarter ended September 30, 2011 declined to 4.10% from 4.63% for the same quarter in 2010 and declined to 4.25% for the nine months ended September 30, 2011 compared to 4.60% for the same period in 2010.  Although the yield on loans increased as a result of the transfer of more than $2 million in nonaccrual loans to OREO and the imposition of default interest rates for several borrowers for noncompliance with note requirements to provide annual financial statements, the overall yield on interest-bearing assets declined.  This decline was the result of a reduction in average outstanding loans because of slow origination activity and payoffs that resulted in a shift in earning assets from loans to lower yielding federal funds sold and other investments. The reduction in yield on federal funds sold and other investments was also a contributing factor in the decline.

The cost of interest-bearing liabilities fell 14 basis points compared to the quarter ended September 30, 2010 and 16 basis points for the nine months September 30, 2011 compared to the same period in 2010 as a result of rate reductions made on the Bank’s deposit products to follow market conditions. However, deposit rates have relatively “bottomed-out”, leaving little room to make further downward adjustments.

For the nine months ended September 30, 2011 compared to the same period in 2010, there was a decrease in net interest income of approximately $183,000 due to changes in volume and an increase of approximately $145,000 due to changes in rate.

Rate-Volume Analysis of Changes in Net Interest Income
	Nine months ended September 30, 2011 compared to 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans	$(254)	$122	$(131)
Investment securities held-to-maturity	108	(49)	59
Investment securities available-for-sale	(5)	(10)	(15)
Interest-bearing deposits with other banks	(1)	1	-
Federal funds sold	15	(10)	5
Total Interest-earning assets	137	54	(82)
Interest paid on:
Demand deposits	19	(18)	1
Savings deposits	(1)	(1)	(2)
Time deposits	29	(72)	(43)
Total interest-bearing liabilities	47	(91)	(44)
Net interest income	$(183)	$145	$(38)

While average earning assets increased by approximately $2.7 million, both the decline in loan volume as well as the inability to significantly decrease deposit rates did not allow for growth in the net interest income.   Management’s focus is on increasing loan origination activity to boost the net interest margin.

Provision for Loan Losses
The provision for loan losses was $30,000 for the three months ended September 30, 2011 compared to $70,000 for the same quarter in 2010. The provision for loan losses was $100,000 for the nine months ended September 30, 2011 compared to $477,000 for the same period in 2010. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. During 2010, the Bank experienced a significant increase in its impaired loans for which specific reserves were required. During 2011, the level of impaired loans declined and delinquency trends have improved. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income declined approximately $416,000, or 67.67%, for the quarter ended September 30, 2011, compared to the same quarter in 2010 and declined approximately $372,000, or 31.40%, for the nine months ended September 30, 2011, compared to the same period in 2010. The decrease compared to 2010 is primarily the result of the receipt of a grant in 2010 from the CDFI Fund of the U.S. Department of Treasury.

Customer service fees declined by approximately $15,000, or 13.48%, for the quarter ended September 30, 2011 compared to 2010 and decreased approximately $39,000, or 12.08%, for the nine months ended September 30, 2011 compared to the same period in 2010.  The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

ATM fees declined approximately $4,000, or 4.56%, for the quarter ended September 30, 2011 compared to 2010 and declined approximately $13,000, or 4.71%, for the nine months ended September 30, 2011 compared to the same period in 2010.   The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.  In March 2011, the Bank increased its surcharge fee for noncustomer use of ATMs to be consistent with the marketplace and enhance profitability of the network; however, improvement has been negated by declining volume.  Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system that will be implemented as ATM hardware upgrades are made to meet American Disabilities Act requirements during the remainder of 2011 and 2012.

In September 2010, the Bank received a $394,400 Bank Enterprise Award (“BEA”) grant from the CDFI Fund of the U.S. Treasury for its small business lending activity.  This grant was fully recognized, as all conditions required by the grant had been fulfilled, and included as grant income for the quarter ended September 30, 2010.  This grant was not received in 2011

The Bank serves as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  For the nine months ended September 30, 2011 and 2010, these fees totaled $80,000.    Another corporate facility closed in October 2011 for which the Bank received fee income of $60,000.  Management will seek to expand this line of business with other corporations in the region to increase its noninterest income.

Noninterest Expense
Salaries and benefits decreased approximately $11,000, or 2.58%, for the quarter ended September 30, 2011 compared to 2010 and decreased approximately $36,000, or 2.79%, for the nine months ended September 30, 2011 compared to the same period in 2010.  This decline is the result of the severance of unproductive personnel in the lending/credit administration area of the Bank in April 2011. Management continues to review the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity.

Occupancy expense increased approximately $24,000, or 9.64%, for the quarter ended September 30, 2011 compared to 2010 and increased approximately $62,000, or 8.24%, for the nine months ended September 30, 2011 compared to the same period in 2010.   The increase in 2011 is attributable to the September 2010 expiration of a sublease the Company had for a retail space it leases at its corporate headquarters for which a replacement tenant has not been secured.  Also, there was an increase in common area maintenance expense in 2011 related to general repairs and maintenance charges for leased facilities.

Office operations and supplies expense was relatively unchanged for the quarter ended September 30, 2011 compared to 2010 and increased approximately $11,000, or 4.91% for the nine months ended September 30, 2011 compared to the same period in 2010. The increase is related to the cost of branch capture-compatible forms and checks required in conjunction with the implementation of Check 21 technology in October 2010. During the quarter, a less costly supplier was selected to fulfill general supplies requirements of branch and backroom operations in effort to reduce expenses.   Additional savings are expected to be realized for the remainder of 2011.  Management continues to review all office operations expenses including supplies, storage, security, etc. to achieve cost reductions.

Marketing and public relations expense increased approximately $8,000, or 136.36%, for the quarter ended September 30, 2011 compared to 2010 and increased approximately $54,000, or 286.79%, for the nine months ended September 30, 2011 compared to the same period in 2010.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.

Professional services expense decreased approximately $14,000, or 19.78%, for the quarter ended September 30, 2011 compared to 2010 and decreased approximately $38,000, or 16.08%, for the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease is primarily related to lower consulting fees.  In 2010, the Bank utilized a consultant to assist with the preparation of its strategic plan.

Data processing expenses decreased approximately $2,000, or 1.62%, for the quarter ended September 30, 2011 compared to 2010 but increased approximately $16,000, or 4.42% for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of the implementation of an enhanced e-banking platform (including e-statements), 3% annual escalation in core processing fees and increased credit card processing charges.

Federal deposit insurance assessments increased approximately $5,000, or 13.01%, for the quarter ended September 30, 2011 compared to 2010 and increased approximately $18,000, or 16.57%, for the nine months ended September 30, 2011 compared to the same period in 2010. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The increase is primarily related to growth in deposits compared to the prior year.

Loan and collection expenses decreased approximately $107,000, or 75.54%, for the quarter ended September 30, 2011 compared to 2010 and decreased approximately $94,000, or 39.93%, for the nine months ended September 30, 2011 compared to the same period in 2010.  The decrease is directly related to a reduction in the level foreclosure activity in 2011.  In 2010, the Bank incurred a significant level of legal and other collection cost associated with the acquisition of OREO properties.

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

Not applicable.

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

UNITED BANCSHARES, INC.

Date: November 14, 2011	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2011	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.