Form 10-Q/A
period 2011-09-30
UNITED BANCSHARES INC /PA
filed 2011-11-15
CIK 944792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2011

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

UNITED BANCSHARES, INC
(Registrant)

November 14, 2011	/s/ Evelyn F. Smalls
Date	Evelyn F. Smalls
President and Chief Executive Officer

November 14, 2011	/s/ Brenda Hudson-Nelson
Date	Executive Vice President,
Chief Financial Officer

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (1)

32.1	Section 1350 Certifications (1)

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