Form 10-K
UNITED BANCSHARES INC /PA
filed 2012-04-16
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

 Yes☐ No☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes☐      No☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	X

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes ☐    No X

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_not applicable ] on June 30, 2011.   Not applicable, the Registrant shares are not publicly traded.

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

As of March 5, 2012 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 54 through 56.  There are 96 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 5, 2012.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENT

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “will” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the fair market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) UBS’ need for capital; (j) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (k) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (l) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (m) the ability of key third party providers to perform their obligations to UBS and; (n) UBS’ success in managing the risks involved in the foregoing; and,  (o) failure to comply with the consent orders with the FDIC and Pennsylvania Department of Banking.

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

As of March 5, 2012, UBS and the Bank had a total of 31 employees.

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

The Bank conducts all its banking activities through its three offices located as follows:  West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  In addition, the Bank leases the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows it to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2011, the Bank had total deposits aggregating approximately $71.3 million and had total net loans outstanding of approximately $40.6 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 385 census tracts and, based census data, 250 or 65% of these are designated as low to moderate-income tracts while 105 or 27.3% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,526,006, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  The Bank is eligible to receive grants from the U.S. Treasury CDFI Bank Enterprise Award Fund for its qualified small business lending activity. Although grants have been received in the past, in 2011, the Bank did not have qualifying activity.  Management intends to actively pursue additional CDFI and other government funding in 2012 to support its lending activity and capital adequacy.

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

A broad range of credit products is offered to the businesses and consumers in the Bank’s service area, including commercial loans, student loans, home improvement loans, auto loans, personal loans, home equity loans and secured credit card loans.  At March 5, 2012, the Bank’s maximum legal lending limit was approximately $863,000 per borrower.  However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

Access to the Bank’s Website and the United States Securities and Exchange Commission Website

Reports filed electronically by United Bancshares, Inc.’s with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8–K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank’s website at www.ubphila.com  under the “investor information” section.  These files are also accessible on the Commission’s website  at  www.sec.gov .

Competition

There is significant competition among financial institutions in the Bank’s service area.  Money center banks have positioned new branches in once abandoned neighborhoods seeking to grow market share in minority communities.  The Bank competes with local, regional and national commercial banks, as well as savings banks, credit unions and savings and loan associations.  Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services.  The Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank’s “uniqueness” in the marketplace and its mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service.  The Bank’s branding message, “So Much More Than Banking”, was introduced in 2011. It highlights the Bank’s community development focus.

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

Capital Adequacy

Federal and state banking laws impose on financial institutions such as USB and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  USB and the Bank are “well-capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan (“Capital Plan”) that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for bank and bank holding companies, which will impose a stricter definition of capital for those banks to which it is applicable.  At this time, we do not know whether Basel III, as implemented in the United States, will be applicable to UBS and the Bank.

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

Regulatory Restrictions on Dividends

The Consent Orders with the FDIC and the Pennsylvania Department of Banking prohibit the payment of dividends without the approval of both regulatory agencies.

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

Dodd Frank Act

On July 21, 2010, the Dodd Frank Act was signed into law. The Dodd Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd Frank Act also includes provisions that, among other things, either have been adopted or will be adopted:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws, but depository institutions such as the bank with less than $10 billion in assets will continue to be examined and supervised by its current regulators.

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

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions and holding companies.

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

FDIC Membership Regulations

The FDIC (i) is empowered to issue consent or civil money penalty orders against the Bank or its executive officers, directors and/or principal shareholders based on violations of law or unsafe and unsound banking practices; (ii) is authorized to remove executive officers who have participated in such violations or unsound practices; (iii) has restricted lending by the Bank to its executive officers, directors, principal shareholders or related interests thereof; (iv) has restricted management personnel of the Bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area.  Additionally, the Bank Control Act provides that no person may acquire control of the Bank unless the FDIC has been given 60-days prior written notice and within that time has not disapproved of the acquisition or extended the period for disapproval.

Federal Law also grants to the federal banking agencies the power to issue consent orders when a bank or bank holding company, or an officer or director thereof, is engaged in or is about to engage in unsafe and unsound practices.

Regulatory Order

On January 31, 2012, the Bank entered into stipulations consenting to the issuance of Consent Orders with the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“Department”).  The material terms of the Consent Orders are identical.  The Consent Orders require the Bank to

•
increase participation of the Bank’s board of directors in the Bank’s affairs by having the board assume full responsibility for approving the Bank’s policies and objectives and for supervising the Bank’s management;

•	have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers;

•	retain a bank consultant acceptable to the FDIC and the Department to develop a written analysis and assessment of the Bank’s management needs and thereafter formulate a written management plan;

•	formulate and implement written profit and budget plans for each year during which the orders are in effect;

•	develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;

•
develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;

•	formulate a written plan to reduce the Bank’s risk positions in each asset or loan in excess of $100,000 classified as “Doubtful” or “Substandard” at its current regulatory examination;

•	eliminate all assets classified as “Loss” at its current regulatory examination;

•
revise the Bank’s loan policy to establish and monitor procedures for adherence to the loan policy and to eliminate credit administration and underwriting deficiencies identified at its current regulatory examination;

•	develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;

•	develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;

•	revise its liquidity and funds management policy and update and review the policy annually;

•	refrain from accepting any brokered deposits;

•	refrain from paying cash dividends without prior approval of the FDIC and the Department;

•	establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and

•	prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.

The Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders. Also, as a result of these Orders, the Company’s independent registered public accounting firm, McGladrey and Pullen, LLP, issued a “going concern” opinion on the Company’s 2011 audited financial statements because failure to meet the capital requirements outlined in the Orders exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset disposition and seizure of the Bank.

As of December 31, 2011, the Bank’s tier one leverage capital ratio was 6.27% and its total risk based capital ratio was 12.41%. These ratios are below the levels required by the Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  The Bank has eliminated all assets classified as “loss” in its current regulatory examination.  The Management is in the process of developing the written plans and policies required by the Consent Orders.  Management believes that the Bank will comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

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

In accordance with the Economic Stabilization Act, the deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The newly enacted Dodd Frank Act made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.   In addition, the Dodd Frank Act provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions through December 31, 2012.

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

 Prior to the passage of the Dodd Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009.  In 2009, the Bank paid $30,386 related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $502,011.  The Bank amortized and expensed $32,923 for the quarter ending December 31, 2009, $135,784 for the year ending December 31, 2010 and $167,695 for the year ending December 31, 2011.  The prepaid assessment remaining at December 31, 2010 is $170,716 for 2012.

                In connection with the Dodd Frank Act’s requirement that insurance assessments be based on assets, the FDIC issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. The new assessment schedule, effective as of April 1, 2011, results in the collection of assessment revenue that is approximately revenue neutral compared to the prior method of calculating assessments. Pursuant to this new rule, the assessment base is larger than the prior assessment base, but the new rates are lower than prior rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.  There was no significant impact on the Company’s assessment as a result of this change in assessment base.

 The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the Bank’s net funding cost and reduce its net income.  The impact of the recent Consent Orders on the insurance premiums is not yet known.

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

ITEM 1A — RISK FACTORS

Below is a list of the significant risks that concern UBS, the Bank and the banking industry.  The list should not be considered an all inclusive list and has not been prepared in any certain order.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of December 31, 2011, the Bank’s tier one leverage capital ratio was 6.27% and its total risk based capital ratio was 12.41%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

ITEM B — UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments.

ITEM 2 — PROPERTIES

All of the Bank’s properties are in good operating condition and are adequate for the Bank’s present needs.

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

 In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building that expired in 2009.  At expiration of the sublease, the Bank amended its corporate office lease to include this retail space for which the term is co-terminous.  The Bank’s average aggregate gross monthly rental is $8,000.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

There were no capital stock transactions during 2011 and 2010.

As of March 5, 2012 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

Dividend Restrictions

The Consent Orders with the FDIC and the Pennsylvania Department of Banking prohibit the payment of dividends without the approval of both regulatory agencies.  UBS has never declared or paid any cash or stock dividends.  The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend.  If the surplus of the Bank is less than 50% of the amount of its capital, no dividend may be declared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

There were no equity compensation instruments outstanding at December 31, 2011.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Net interest income	$3,068	$3,094	$3,124	$3,291	$3,600
Provision for loan losses	170	747	235	368	120
Noninterest income	1,071	1,465	1,313	1,209	1,320
Noninterest expense	5,000	5,040	4,747	4,785	4,753
Net income (loss)	(1,031)	(1,228)	(545)	(653)	47
Net income (loss) per share – basic	(0.97)	(1.15)	(0.51)	(0.61)	0.04
Net income (loss) per share – fully diluted	(0.97)	(1.15)	(0.51)	(0.61)	0.04

Balance sheet totals:
Total assets	$77,017	$73,966	$68,318	$69,435	$75,232
Net loans	40,635	44,686	46,860	48,077	44,594
Investment securities	18,490	16,477	11,834	12,562	13,921
Deposits	71,300	67,211	60,307	60,904	66,084
Shareholders’ equity	5,261	6,297	7,531	8,050	8,685
Ratios:
Tangible Equity to average assets	6.29%	7.63%	10.08%	10.32%	10.17%
Equity to assets ratio	6.83%	8.51%	11.02%	11.59%	11.54%
Return on assets	(1.32)%	(1.68)%	(0.79)%	(0.87)%	0.06%
Return on equity	(18.92)%	(17.49)%	(7.66)%	(8.21)%	0.62%

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

  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures. (Refer to Note 1 and Note 4 of the notes to financial statements.)

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

Although the economy is slowly recovering, the lagging effect of the recession resulted in lower than projected loan origination volume and continued asset quality challenges that have negatively impacted the Company’s financial condition.   Management is committed to improving the operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The Company’s capital continues to be eroded by operating losses.  Net losses as well as growth in the average assets of the Bank have resulted in a reduction in its capital ratios.  The importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  Therefore, a concentrated effort will be made to raise additional capital from potential corporate and institutional partners in the region to support its community development activities including increased lending within economically distressed low to moderate income communities. In conjunction with this effort, management initiated a “Partners for Growth” capital campaign for which meetings and/or conference calls have been held with a number of corporate leaders in the region to request participation in the initiative.  Proposals are under consideration; however, no commitments have been received.

In addition, because the Bank is a CDFI, it has the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program was created in 1994 to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2011, the Bank applied for a BEA grant based on lending activity but did not qualify.  Management will continue to seek funding from available CDFI programs in the future to supplement capital and support growth.

Manage asset quality to minimize credit losses. Progress has been made in the Bank’s collection, underwriting, and customer relationship management practices. Evidence of these improvements can be seen in the reduction of the level of impaired/nonperforming loans during 2011. The percentage of nonperforming loans to total loans increased during 2011 as a result of a decline in total loans.  Management is proactively identifying and managing emerging problem credits to minimize additions to its classified assets through its Asset Quality Committee discussions.  During 2012, further progress is expected to be made in reducing the level of non-performing loans and non-performing assets by utilizing forbearance, foreclosure and/or other appropriate collection methods.   These activities will likely result in increased credit quality costs, including loan collection and other real estate related costs that will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

(In 000's)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010

Total nonperforming loans	$2,132	$2,220	$2,160	$1,962	$2,781
OREO	1,284	1,284	1,286	2,015	1,417
Total nonperforming assets	$3,416	$3,504	$3,446	$3,977	$4,198

Nonperforming loans to total loans	5.14%	4.87%	5.20%	4.68%	6.10%
Nonperforming assests to total loans and OREO	7.98%	7.47%	8.04%	9.05%	8.93%
Nonperforming assests to total assets	4.44%	4.49%	4.41%	5.37%	5.66%

Allowance for loan losses as a percentage of:
Total Loans	2.09%	1.92%	1.84%	1.77%	2.03%
Total nonperforming loans	40.67%	35.99%	35.51%	37.92%	33.30%

Develop an earnings enhancement plan. Management recognizes the challenges it has faced in achieving profitability much of which was triggered by economic conditions that resulted in less than projected lending activity and increased credit quality costs.  Management is in the process of developing a strategic plan with a business banking focus to include strategies to increase the Bank’s commercial lending activity in alliance with a third party SBA loan origination group.  This program will be designed to generate fee income as well as build loan volume.  Focused and aggressive business development efforts targeting small businesses will be employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.

The Bank’s noninterest expense continues to be elevated as a result of core deposit amortization expense and occupancy expense related to its three branch structure. Also, unlike other similar-sized community banks, the Bank incurs a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 500 shareholders. While there has been some improvement in noninterest expense during 2011, management will seek further savings and efficiencies, where possible, including the review of the existing branch structure and personnel utilization.

Another challenge to increased earnings is margin compression. Margin compression has been created by the reduction in loans outstanding as well as the continued low interest rate environment that has resulted in lower yields on loans, federal funds sold and investment securities. While management actively manages the rates paid on deposit products to “average” market rates in attempt to mitigate the effect of the reduction in yield on earning assets, deposit rates have generally “bottomed out”. Management will continue to focus on growing the Bank’s loan portfolio and reducing the level of nonaccrual loans to increase net interest income.

Results of Operations

In 2011, the Company recorded a net loss of approximately $1,031,000 ($0.97 per share) compared to a net loss of approximately $1,228,000 ($1.15 per share) in 2010.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2011			2010			2009
	Average		Yield/	Average		Yield/	Average	Average	Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	balance	Balance	rate
Assets:
Interest-earning assets:
Loans	$42,238	$2,666	6.31%	$46,775	$2,806	6.00%	$48,568	$3,039	6.26%

Investment securities held-to-maturity	17,219	571	3.32	13,711	508	3.71	9,888	439	4.44
Investment securities available-for-sale	1,110	45	4.05	1,348	62	4.60	2,211	107	4.84
Total investment securities	18,329	616	3.36	15,059	570	3.79	12,099	546	4.51

Interest bearing balances with other banks	305	1	0.33	305	1	0.33	299	7	2.34
Federal funds sold	10,958	20	0.18	5,557	12	0.22	3,396	8	0.24
Total interest-earning assets	71,830	3,303	4.60	67,696	3,389	5.01	64,362	3,600	5.59
Noninterest-earning assets:
Cash and due from banks	1,687			1,814			2,294
Premises and equipment, net	1,079			1,263			1,492
Other assets	3,082			2,975			1,863
Less allowance for loan losses	(814)			(740)			(626)
Total	76,864			$73,008			$69,385
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$15,948	73	0.46%	$12,455	75	0.60%	$11,161	89	0.80%
Savings deposits	14,236	11	0.08	14,441	15	0.10	15,988	34	0.21
Time deposits	26,019	151	0.58	24,450	205	0.84	20,803	353	1.70
Total interest-bearing liabilities	56,203	235	0.42	51,346	295	0.57	47,952	476	0.99
Noninterest-bearing liabilities:
Demand deposits	14,458			14,232			13,248
Other	-			408			268
Shareholders’ equity	6,203			7,022			7,917
Total	$76,864			$73,008			$69,385
Net interest income		$3,068			$3,094			$3,124
Spread			4.18%			4.44%			4.60%
Net yield on interest-earning assets			4.27%			4.57%			4.85%

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

Net interest income totaled approximately $3,068,000 in 2011 and approximately $3,094,000 in 2010, a decrease of approximately $26,000, or 0.84%

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(276)	$136	$(140)	$(107)	$(126)	$(233)
Investment securities held-to-maturity	116	(53)	63	142	(73)	69
Investment securities available-for-sale	(10)	(7)	(17)	(40)	(5)	(45)
Interest-bearing deposits with other banks	-	-	-	-	(6)	(6)
Federal funds sold	10	(2)	8	5	(1)	4
Total Interest-earning assets	(160)	74	(86)	-	(211)	(211)
Interest paid on:
Demand deposits	15	(17)	(2)	8	(22)	(14)
Savings deposits	(1)	(3)	(4)	(2)	(17)	(19)
Time deposits	9	(64)	(54)	31	(179)	(148)
Total interest-bearing liabilities	23	(84)	(60)	37	(218)	(181)
Net interest income	$(184)	$158	$(26)	$(37)	$7	$(30)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2011, there was a decrease in net interest income of approximately $184,000 due to changes in volume and an increase of approximately $158,000 due to changes in rate. In 2010, there was a decrease in net interest income of approximately $37,000 due to changes in volume and an increase of approximately $7,000 due to changes in rate.

Average earning assets increased to approximately $71.8 million compared to approximately $67.7 million in 2010, however, the net interest margin of the Bank declined to 4.27% in 2011 from 4.57% in 2010.  The Bank is operating in a historically low interest rate environment that is expected to remain low until 2014.  Although the yield on loans increased as a result of the transfer of more than $2 million in nonaccrual loans to OREO and the imposition of default interest rates for several borrowers for noncompliance with note requirements to provide annual financial statements, the overall yield on interest-bearing assets declined.  This decline was the result of a reduction in average outstanding loans because of slow origination activity and payoffs that resulted in a shift in earning assets from loans to lower yielding federal funds sold and other investments. The reduction in yield on federal funds sold and other investments was also a contributing factor in the decline.
The average yield on the investment portfolio declined to 3.36% in 2011 compared to 3.79% in 2010.  The decline in yield was the result of the call of approximately $8.9 million in higher yielding agency securities for which replacements were purchased in 2011 in the low rate environment.  In addition, some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices repriced in 2011.  The average yield is projected to decline further in 2012 as a result of anticipated call activity and projected low interest rate environment.

The cost of interest-bearing liabilities fell 15 basis points compared to 2010 as a result of rate reductions made on the Bank’s deposit products to follow market conditions. However, deposit rates have relatively “bottomed-out”, leaving little room to make further downward adjustments.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The net provision for loan losses charged against earnings in 2011 was $170,000 compared to $747,000 in 2010.  The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  Increased provisions during 2010 were primarily driven by declining real estate collateral values on loans deemed impaired and/or transferred to other real estate owned in the foreclosure process. During 2011, the level of impaired loans and foreclosures declined, reducing specific reserves and minimizing charge-off activity.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2011. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income decreased approximately $394,000, or 26.89% in 2011 compared to 2010.  The decrease compared to 2010 is primarily the result of the receipt of a grant in 2010 from the CDFI Fund of the U.S. Department of Treasury which was not received in 2011.  In 2010, the Bank received a $394,400 Bank Enterprise Award (“BEA”) grant from the Community Development Financial Institutions Fund (“CDFI”) of the US Treasury for its small business lending activity.  This grant was fully recognized as all conditions required by the grant have been fulfilled, and is included as grant income.  In 2011, although a grant application was submitted, the Bank did not have qualifying loan activity.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2011, customer service fees declined approximately $53,000, or 12.19% compared to 2010.  The decline was primarily a result of a reduction in overdraft and other activity fees on deposit accounts.

During 2011, surcharge income on the Bank’s ATM network declined approximately $18,000, or 4.91%, compared to 2010.  The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.  In March 2011, the Bank increased its surcharge fee for non-customer use of ATMs to be consistent with the marketplace and enhance profitability of the network; however, improvement has been negated by declining volume.  Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system that will be implemented as ATM hardware upgrades are made to meet American Disabilities Act requirements during 2012.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2011 and 2010, these fees totaled $145,000 and $140,000, respectively.  The Bank serves as agent/arranger for two (2) facilities.  Fees on these facilities are received annually for the administration of the credit facilities.  Growth in this business line was temporarily curtailed as a result of the turmoil in the financial markets over the last several years.  Management may seek to expand these credit services as the economy moves out of recession.

Noninterest Expense

Noninterest expense decreased approximately $39,000, or 0.78% in 2011 compared to 2010.

Salaries and benefits decreased approximately $74,000, or 4.30%, in 2011 compared to 2010.  The decline  is the result of the severance of unproductive personnel in the lending/credit administration area of the Bank in April 2011. Management continues to review the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity in conjunction with the Regulatory Order and development of its 2012 strategic plan.

Occupancy and equipment expense increased approximately $79,000, or 7.72%, in 2011 compared to 2010. The increase in 2011 is attributable to the September 2010 expiration of a sublease the Company had for a retail space it leases at its corporate headquarters for which a replacement tenant has not been secured.  Also, there was an increase in common area maintenance expense in 2011 related to general repairs and maintenance charges for leased facilities.

Office operations and supplies expense increased approximately $13,000, or 4.43%, in 2011 compared to 2010.  The increase is related to the cost of branch capture-compatible forms and checks required in conjunction with the implementation of Check 21 technology in October 2010. Management continues to review all office operations expenses including the selection of a less costly supplier to fulfill general supplies requirements of branch and backroom operations in effort to reduce expenses.

Marketing and public relations expense increased approximately $70,000, or 162.61%, in 2011 compared to 2010.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.  Beginning in 2012, direct marketing was curtailed.  More direct outreach through office receptions and direct calling by business development staff will be utilized to reduce expenses.

Professional services expense decreased approximately $54,000, or 17.19%, in 2011 compared to 2010.  The decrease is primarily related to lower consulting fees.  In 2010, the Bank utilized a consultant to assist with the preparation of its strategic and marketing plans.

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

Data processing expenses increased approximately $15,000, or 3.19%, in 2011 compared to 2010 as a result of the implementation of an enhanced e-banking platform (including e-statements), 3% annual escalation in core processing fees and increased credit card processing charges.

Loan and collection expenses decreased approximately $135,000, or 39.18%, in 2011 compared to 2010. The decrease is directly related to a reduction in the level foreclosure activity in 2011.  In 2010, the Bank incurred a significant level of legal and other collection cost associated with the acquisition of OREO properties.

Federal deposit insurance premiums increased approximately $24,000, or 16.31% in 2011 compared to 2010. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The increase is primarily related to growth in deposits compared to the prior year. The impact of the recent Consent Order on the insurance premiums is not yet known.  (Refer to “Federal Deposit Insurance Assessments” above).

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses increased approximately $4,134,000, or 5.76%, in 2011 compared to 2010.

Table 3—Sources and Use of Funds Trends

	2011			2010
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	balance	Amount	Percent
Funding uses:
Loans	$42,238	$(4,537)	(9.70)%	$46,775	$(1,793)	(3.69)%
Investment securities
Held-to-maturity	17,219	3,508	25.59	13,711	3,823	38.66
Available-for-sale	1,110	(238)	(17.66)	1,348	(863)	(39.03)
Interest-bearing balances with other banks	305	-	-	305	6	2.01
Federal funds sold	10,958	5,401	97.19	5,557	2,161	63.63
Total uses	$71,830	$4,134		$67,696	$3,334
Funding sources:
Demand deposits:
Noninterest-bearing	$14,458	$226	1.59	$14,232	$984	7.43
Interest-bearing	15,948	3,493	28.04	12,455	1,294	11.59
Savings deposits	14,236	(205)	(1.42)	14,441	(1,547)	(9.68)
Time deposits	26,019	1,569	6.42	24,450	3,647	17.53
Total sources	$70,661	$5,083		$65,578	$4,378

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

Average investment securities increased approximately $3,270,000, or 17.84%, in 2011 compared to 2010 The increase was primarily related to an increase in investable funds because of loan payoffs and increased deposit levels during the year. The Bank's current investment portfolio primarily consists of mortgage-backed pass-through agency securities and other government-sponsored agency debt securities.  The Bank does not invest in high-risk securities or complex structured notes.  The most significant risk associated with the Bank’s investments is “optionality” whereby callable debt securities are called or the speeds at which mortgage-backed securities pay quicken creating additional liquidity in a declining rate environment.  The result is generally a reduction in yield on the portfolio.

           As reflected in Table 4 below, the duration of the portfolio has extended to 2.42 years at December 31, 2011 compared to 2.0 years at December 31, 2010 as a result of the purchase of callable agency securities with longer terms as well as amortizing 15 and 20 year government sponsored agency (GSA) mortgage-backed pass-through securities that serve to generate monthly cash flow.    At December 31, 2011, 41% of the investment portfolio consisted of callable agency securities for which a high level of call activity is projected in the current low interest rate environment that may result in a shortened duration.  Approximately 59% of the portfolio consists of GSA mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Home foreclosures in the current economy and lower interest rates continue to result in increased prepayment speeds and a shortened duration.  Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.  The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement securities that diversify risk and provide some level of monthly cash flow.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$250	2.54%	$6,504	3.22%	$777	2.74%	$7,531
Money market funds			-		-		-		129
Mortgage-backed securities	-		-		-		-		10,830
Total securities	$-		$-		$9,369		$1,033		$18,490
Average maturity									2.42 years

The above table sets forth the maturities of investment securities at December 31, 2011 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

           Average loans decreased approximately $4,537,000, or 9.70%, in 2011 compared to 2010.  Market demand for loans remains “soft” as some borrowers have shied away from obtaining financing as a result of the slow economic recovery. While the Bank funded more than $2.3 million in commercial loans during 2011, they were offset by payoffs/paydowns, charge-offs and transfers to OREO. Focused and aggressive business development efforts targeting small businesses will be employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through SBA or other loan guaranty programs may be available to mitigate credit risk.  With over 93,000 small businesses in the region that may fall below minimum business loan levels of many of the money center banks in the region, the Bank will seek establish and grow this niche business.  Management is in the process of developing a strategic plan with a business banking focus to include strategies to increase its commercial lending activity in alliance with a third party SBA loan origination group.

           As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $33.9 million, or 82%, of total loans at December 31, 2011. Approximately $16.2 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2010 were $13.7 million, or 40%, of the commercial portfolio. Management continues to closely monitor this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that may impact the level of tithes and offerings that provide cash flow for repayment.

           As reflected in Table 6 below, approximately $12.7 million, or 30.6%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial and industrial	$3,730	$5,729	$4,353	$4,286	$4,463
Commercial real estate	30,197	30,738	32,294	32,199	28,640
Residential mortgages	3,356	4,432	5,313	6,110	6,549
Consumer loans	4,219	4,713	5,626	6,068	5,532
Total loans	$41,502	$45,612	$47,587	$48,663	$45,184

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$2,828	$1,441	$250	$4,519
Commercial real estate	4,831	16,979	7,598	29,408
Consumer loans	1,951	195	2,072	4,218
Residential mortgage loans	547	31	2,779	3,357
Total loans	$10,157	$18,646	$12,699	$41,502
Loans maturing after one year with:
Fixed interest rates				$26,057
Variable interest rates				5,287

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2011	2010	2009	2008	2007

Nonaccrual loans	$2,133	$2,781	$3,783	$1,701	$745
Impaired loans	1,687	2,516	3,553	$2,531	1,745
Interest income on nonaccrual loans included in net income for the year	144	110	219	9	35
Interest income that would have been recorded under original terms	165	186	195	121	65
Interest income recognized on impaired loans	6	63	34	64	112
Loans past due 90 days and still accruing	471	205	776	578	1,067
Troubled Debt Restructured loans	-	-	-	-	-

                At December 31, 2011, nonaccrual loans totaled approximately $2,133,000 compared to approximately $2,781,000 at December 31, 2010.  The decline is primarily related to foreclosure activity totaling approximately $602,000.  The remaining nonaccrual loans primarily include commercial loans with real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

The level of classified loans (including impaired loans) decreased to approximately $3,061,000 at December 31, 2011 from approximately $3,251,000 at December 31, 2010. These loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  A portion of one commercial and industrial loan totaling $226,000 migrated to a “Doubtful” classification in 2011 as a result of uncertainty surrounding contract receivables.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

      Impaired loans totaled approximately $1,687,000 at December 31, 2011 compared to $2,516,000 at December 31, 2010.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The decline in impaired loans is primarily related to foreclosure activity totaling approximately $602,000.  The valuation allowance associated with impaired loans was approximately $307,000 and $238,000, at December 31, 2011 and 2010, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment    Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank is concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2011 and December 31, 2010, loans to religious organizations represented approximately $418,000 and $441,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial, residential, and consumer loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

                Interest income recognized on impaired loans during the year ended December 31, 2011 and 2010 was $6,000 and $63,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at December 31, 2011 and December 31, 2010.

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

All of these factors may be susceptible to significant change.   There has been no change in qualitative factors during the year ended December 31, 2011.  However, the average 3-year net loss factors have declined during the period in each portfolio segment as a result of a lower level of net charge-offs in 2011.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2011.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the financial statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 2.09% at December 31, 2011 and 2.03% at December 31, 2010. The increase in the allowance in 2011 as a percentage of total loans is related to an increase in specific reserves for impaired loans.

Table 8—Allocation of Allowance for Loan Losses

	2011		2010		2009		2008		2007
		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)

Commercial and industrial	$387	8.99%	$301	12.56%	$324	8.54%	$282	8.81%	$517	9.88%
Commercial real estate	412	72.76	553	67.39	298	68.47	210	66.17	28	63.38
Residential mortgages	40	10.17	36	10.33	38	11.17	33	12.56	8	14.49
Consumer loans	28	8.09	36	9.72	65	11.82	62	12.47	37	12.25
Unallocated	-	-	-	-	2	-	-	-	-
	$867	100.00%	$926	100.00%	$727	100.00%	$587	100.00%	$590	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at January 1	$926	$727	$587	$590	$561

Charge-offs:
Commercial and industrial	(65)	(189)	(22)	(464)	(91)
Commercial real estate	(150)	(227)	(62)	(4)	-
Residential mortgages	-	(8)	-	-	-
Consumer loans	(50)	(177)	(57)	(51)	(139)
	(265)	(601)	(141)	(519)	(230)
Recoveries:
Commercial loans	10	7	2	107	92
Commercial real estate	-	1	-	-	-
Consumer loans	27	45	44	41	46
	37	53	46	148	138
Net recoveries (charge-offs)	(228)	(548)	(95)	(371)	(91)
Provisions charged to operations	170	747	235	368	120

Balance at December 31	$867	$926	$727	$587	$590
Ratio of net (recoveries) charge-offs to average loans outstanding	0.54%	1.17%	0.20%	0.77%	0.21%

Deposits

Management continues to seek to distinguish the Bank as a community development bank through which corporations in the region can work collaboratively to positively impact the community.  Placing deposits in the Bank provides the necessary funds for small business loans that improve the financial capacity of these businesses and result in job creation.  The Bank frequently receives deposits from other financial institutions and corporations seeking CRA credit.  In addition, a concerted effort was made to attract and retain core deposits from existing, new, and potential commercial loan customers to stabilize and grow deposit levels. However, the publicizing of the Bank’s Consent Orders in March 2012 has negatively impacted the Bank’s existing depository relationships with governmental entities.  Management is proactively monitoring and managing deposit fluctuations to identify trends that may impact liquidity.

                Average deposits increased approximately $5,083,000 in 2011, or 7.75%, in 2011 compared to 2010. The bulk of the increase was in interest-bearing checking balances (including money market accounts) account balances that grew approximately $3,493,000, or 28.04%.  Much of this increase was concentrated in a $2.3 million City of Philadelphia money market deposit account.  The Bank also received an influx of funds related to depository relationships with several not-for-profit and contractor-type customers that receive periodic payments on receivables.

Savings account balances decreased on average by approximately $205,000, or 1.42%, during the year ended December 31, 2011.  Management continues its efforts to stabilize its low cost core savings accounts utilizing new marketing materials that encourage financial preparedness and increased savings through direct deposit.

Certificates of deposit increased on average by approximately $1,569,000, or 6.42%, during the year ended December 31, 2011. The increase is primarily related to deposits received from other financial institutions seeking CRA credits for depository relationships with a CDFI.  The Bank has approximately $17.6 million in certificates of deposit in excess of $100,000. Approximately $14.0 million, or 80%, of these deposits are governmental or quasi-governmental relationships that have a long history with the Bank and were considered stable and core. However, in March 2012, there were unplanned time deposit redemptions totaling $6 million directly related to the Bank’s regulatory Orders.

Table 10—Average Deposits by Class

	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$14,458	-%	$14,232	-%	$13,248	-%
Interest-bearing demand deposits	15,948	0.46	12,455	0.60	11,161	0.80
Savings deposits	14,236	0.08	14,441	0.10	15,988	0.21
Time deposits	26,019	0.58	24,450	0.84	20,803	1.70

Other Borrowed Funds

The Bank did not borrow funds during 2011.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.

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

Summaries of the Bank’s financial instrument commitments in thousands are as follows:
	2011	2010

Commitments to extend credit	$9,163	$7,531
Outstanding standby letters of credit	1,208	695

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

The increase in commitments at December 31, 2011 is primarily related to several approved but unfunded loans as well as increased construction loans that were in process of completion.  Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2011, management believes the Bank’s liquidity is satisfactory.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2011, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $14.5 million, or 18.82%, compared to $8.7 million, or 11.75%, at December 31, 2010.  The increase primarily relates to increased deposits, loan payoffs, and proceeds from the sale of other real estate.  The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, at December 31, 2011, the majority of these securities were pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. The reduction in governmental deposits in March 2012 resulted in the release of approximately $6 million of pledged collateral.

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

The Bank’s overall liquidity has generally been enhanced by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $14 million in long-term deposits of governmental and quasi-governmental organizations that have short-term maturities.  In March 2012, there were unplanned time deposit redemptions totaling $6 million directly related to the Bank’s regulatory Orders that resulted in a reduction in liquidity.  Although reduced, liquidity ratios remain above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2011 Contractual Terms	December 31, 2011 Proforma With 2012 Early Redemptions

3 months or less	$3,564	$8,564
Over 3 through 6 months	5,620	7,620
Over 6 months through 1 year	7,794	794
Over 1 through five years	606	606
Over five years	-	-
Total	$17,584	$17,584

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2011:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$25,532	$23,731	$1,004	$571	$46
Operating Lease Obligations	2,363	473	1,465	178	247
Total	$27,715	$24,204	$2,469	$749	$293

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2011, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2011, an asset-sensitive position is maintained on a cumulative basis through one year of 7.08%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  Although increasing, this level is well within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis.    In the current low interest rate environment, this positive gap position creates margin compression.  Management has minimized the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and reducing the interest rates it pays on its premium savings and interest-bearing deposit products.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

Interest rate sensitivity gaps as of December 31, 2011

(Dollars in thousands)	3 months or less	Over 3 through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	305	-	-	-	$305
Investment securities	8,459	2,183	1,306	965	5,448	18,361
Federal funds sold	11,413	-	-	-	-	11,413
Loans	12,900	9,182	7,608	3,271	6,410	18,361
Total interest-sensitive assets	32,772	11,670	8,914	4,236	11,858	69,449
Interest-sensitive liabilities:
Interest checking accounts	$1,878	-	$1,878	-	-	3,756
Savings and money market accounts	15,787	-	15,787	-	-	31,574
Certificates $100,000 or more	3,564	13,414	352	254	-	17,584
Certificates of less than $100,000	2,645	4,109	652	362	-	7,768
Total interest-sensitive liabilities	21,996	17,523	16,791	616	--	56,926
Interest sensitivity gap	$10,776	$(5,853)	$(7,877)	$3,620	$11,858	$12,523
Cumulative gap	$10,776	$4,923
Cumulative gap/total earning assets	15.52%	7.08%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.49	1.12

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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2011 are as follows:

Year 1
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$3,317 3,269 3,182	12.51% 10.88 7.93
+100 basis points	3,071	4.17
Flat rate	2,948	-
-100 basis points	2,860	(2.98)
-200 basis points -300 basis points -400 basis points	2,684 2,508 2,349	(8.95) (14.91) (20.34)

Year 2
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$6,638 6,541 6,,366	13.26% 11.60 8.62
+100 basis points	6,131	4.60
Flat rate	5,861	-
-100 basis points	5,642	(3.73)
-200 basis points -300 basis points -400 basis points	5,186 4,729 4,323	(11.52) (19.31) (26.24)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2011 are as follows:

MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$2,877 3,788 4,752	(46.0)% (28.9) (10.8)
+100 basis points	5,137	(3.5)
Flat rate	5,326	-
-100 basis points	5,538	4.0
-200 basis points -300 basis points -400 basis points	5,843 5,722 5,728	9.7 7.4 7.6

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately.  At December 31, 2011, the change in the market value of equity in a +200 basis point interest rate change is -10.80%, within the Bank’s policy limit of 25% and -46.0% in a +400 basis point interest rate change, within the policy limit of 50%.  Management will continue manage this risk by balancing the composition of the balance sheet with variable rate loans and/or purchasing floating rate mortgage-backed securities.

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

The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process.  Based on the results of the simulation models interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at December 31, 2011.  If significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

1.	Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.
2.	Purchase quality loan participations with appropriate interest rate/gap match for the Bank’s balance sheet.
3.	Restructure the Bank’s investment portfolio.

Capital Resources

Total shareholders’ equity declined approximately $1,036,000, or 16.5%, in 2011 compared to 2010. The decrease in capital in 2011 is attributable to a net loss of approximately $1,031,000 and other comprehensive loss related to a decrease in the unrealized gain on the securities classified as available-for-sale.

Establishing and maintaining capital levels to support the Bank’s risk profile and growth is critical. Therefore, a concentrated effort will be made to raise additional capital from potential corporate and institutional partners in the region to support its community development activities including increased lending within economically distressed low to moderate income communities. In conjunction with this effort, management initiated a “Partners for Growth” capital campaign for which meetings and/or conference calls have been held with a number of potential investors in the region to request participation in the initiative.  Proposals are under consideration; however, no commitments have been received.

In addition, because the Bank is a CDFI, it has the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program was created in 1994 to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2011, the Bank applied for a BEA grant based on lending activity but did not qualify.  Management will continue to seek funding from available CDFI programs in the future to supplement capital and support growth.

Federal and state banking laws impose on financial institutions such as USB and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  USB and the Bank are “well-capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved.

As indicated in Table 14, the Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.    Management is in the process of developing the Capital Plan to improve its capital ratios.   UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk-
weighted assets:
Consolidated	$5,460	12.45%	$3,513	8.00%	N/A
Bank	5,440	12.41%	3,507	8.00%	$4,384	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	4,908	11.20%	1,756	4.00%	N/A
Bank	4,888	11.15%	1,754	4.00%	$2,630	6.00%
Tier I capital to average assets:
Consolidated	4,908	6.29%	3,122	4.00%	N/A
Bank	4,888	6.27%	3,119	4.00%	$3,899	5.00%

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

See Consolidated Financial Statements on pages 59 to 96 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2011.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B—OTHER INFORMATION

     A shareholders’ annual meeting of UBS was held on December 16, 2011.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of two (2) Class D directors to serve four year terms and the ratification of the appointment of McGladrey and Pullen LLP as UBS’ independent registered public accounting firm for the year 2011.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

50.42% Shares Voted	440,555 of 873,725 Shares

Question	FOR	AGAINST	WITHHOLD/ABSTAIN
Election of Directors: William B. Moore Evelyn Smalls (CLASS D)	408,738 409,838	0 0	22,333 21,233
Ratify McGladrey and Pullen, LLP	438,055	600	1,900

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	Will expire
Bernard E. Anderson	74	Economist Whitney M. Young, Jr. Professor Emeritius Wharton School, University of Pennsylvania	2002	2014
		Philadelphia, PA

David R. Bright	72	Retired, Executive Vice President
		Meridian Bancorp	2002	2014
		Philadelphia, PA

Joseph T. Drennan	67	Former Chief Financial Officer	2004	2014
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	69	Chairman of the Board,	1993	2012
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	66	Retired as co-Founder,	1996	2012
		John Frazier, Inc.
		Philadelphia, Pennsylvania

Maurice R. Mitts	51	Founder/Partner,	2008	2013
		Mitts Milavec, LLP, Attorney at Law
		Philadelphia, Pennsylvania

William B. Moore	68	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2011
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	66	President and CEO of Registrant	2000	2011
		and United Bank of Philadelphia

Ernest L. Wright	83	Founder, President and	1993	2012
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	66	President and Chief Executive Officer
Brenda M. Hudson-Nelson	50	Executive Vice President/Chief Financial Officer

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

Joseph T. Drennan, a director since 2004, serves as Treasurer of the Board and is Chairman of the Audit/Compliance Committee and member of the Executive and Asset Liability committees.  In addition, he has expertise in generally accepted accounting principles, financial statements, and internal control over financial reporting, as well as an understanding of audit committee functions.  Mr. Drennan has over 30 years banking experience as an executive in commercial, consumer and strategic planning.  He is the former Chief Financial Officer of Universal Capital Management, Inc. providing equity to start-up and emerging companies.

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

Communicating with the Board of Directors

          Shareholders may communicate with any UBS or Bank director or member of a Committee of the Board of Directors of UBS or the Bank by writing to United Bancshares, Inc., Attention: Board of Directors, P.O. Box 54212, Philadelphia, PA 19105.  The written communications will be provided to Marionette Y. Wilson, a director and Secretary of the Board of Directors, who will determine the further distribution of the communications which are appropriate based on the nature of the information contained in the communications.  For example, communications concerning accounting internal controls and auditing matters will be shared with the Chairman of the Audit/Compliance Committee of UBS’ Board of Directors.

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

Policy for Attendance at Annual Meetings

           UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 16, 2011, eight (8) directors attended the meeting.  Director Mitts was unable to attend because of a work-related conflict.

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

Meetings and Executive Sessions of Independent Directors

In 2011, the Bank’s Board of Directors is met at least monthly, except in August, and during 2011 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2011, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2011 and the committee meetings held by each committee on which the director served , except Bernard E. Anderson (73%).

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

       Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the  Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee also meets to discuss and approve certain human resource matters including compensation, and to ratify and approve certain of the Bank’s loans. The Executive Committee held eleven (11) meetings during 2011.

The Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank. The Executive Committee, without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2011, the Executive Committee held one (1) meeting as the Compensation Committee to discuss the performance and compensation of the executive officers.  There is no charter for the Executive Committee acting as a compensation committee.

                Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2011. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. The Committee held one (1) meeting during 2011 resulting in the nomination of for re-election of two (2) Class D directors.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2011, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2011, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

     The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2011.

Audit Committee Report

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2011, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with McGladrey and Pullen, LLP, our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (as modified or supplemented), (iii) discussed the independence of   McGladrey and Pullen, LLP, and (iv) has received and reviewed the written disclosures and the letter from McGladrey and Pullen, LLP required by Independence Standards Board Standard No. 1 (as modified or supplemented) regarding McGladrey and Pullen, LLP’s communications with the Audit Committee concerning independence and has discussed with McGladrey and Pullen, LLP its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2011 to be filed with the SEC.

UBS’ Audit Committee is composed of Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:
Joseph T. Drennan (Chairman),
William B. Moore
L. Armstead Edwards,
Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 5, 2012:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 5, 2012	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	66	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	50	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2011.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2011, the Executive Committee held one (1) meeting as the Compensation Committee.

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

The Committee’s Process

The Compensation Committee engaged an independent executive compensation consultant, Hay Group, to assist with carrying out certain responsibilities with respect to executive compensation.  In that regard, the consultant performed a “benchmarking” study of executive officer compensation comparing each officer’s salary and total compensation with a financial services industry database with similar sized and complexity organizations and positions.  The results indicated that the total compensation of the Company’s executive officers was significantly below the average of its peer group.

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that management weathered the financial crisis of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2011.

Components of Compensation for 2011

For the fiscal year ended December 31, 2011, the components of executive compensation were:

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2011, 2010, and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls Chief Executive Officer	2011 2010 2009	$168,000 168,000 160,000	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$6,209 6,209 6,209	$174,209 174,209 166,209

Brenda Hudson-Nelson Chief Financial Officer	2011 2010 2009	121,000 121,000 115,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	6,095 6,095 6,905	127,095 127,095 121,095

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

COMPENSATION COMMITTEE REPORT

The Executive Committee serving as the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended that the Compensation Discussion and Analysis be included in this  Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully submitted:

L. Armstead Edwards
William B. Moore
Marionette Y. Wilson
Joseph T. Drennan
David R. Bright

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2011. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of March 5, 2012 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.20%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wells Fargo, (formerly, Wachovia Corporation)2	50,000	5.72%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.44%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.10%
401 Cypress Street
Philadelphia, PA 19106

(1)	As of March 5, 2012, there were 876,921 shares of UBS’ voting Common Stock outstanding.
(2)	Wells Fargo (formerly Wachovia Corporation) owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.
(3)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 5, 2012 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

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

(1)
Stock ownership information is given as of March 5, 2012, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 5, 2012. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:
	2011	2010

Audit Fees	$118,975	$111,804
Audit-related fees	1,819	-
Tax fees	11,000	11,000
All other fees	-	-
Total fees	$131,799	$122,804

Services Provided by McGladrey and Pullen, LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey and Pullen, LLP in 2011 and 2010 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	58

		Consolidated Balance Sheets at December 31, 2011 and 2010.	59
		Consolidated Statements of Operations for the two years ended December 31, 2011.	60

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2011.	61

		Consolidated Statements of Cash Flows for the two years ended December 31, 2011.	62

		Notes to Consolidated Financial Statements	63

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts

a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Long Term Incentive Compensation Plan (Incorporated by reference to Registrant’s 1992 Form 10)

g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
h)	Sublease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA(Incorporated by reference to Registrant’s 2005 Form 10-K)
i)	Lease for branch office located at 1520 North Broad Street (Incorporated by reference to Registrant’s 2005 Form 10-K)
j)	First Amendment to lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA(incorporated by reference to Registrant’s 2009 Form 10-K)
k)	FDIC Stipulation and Consent to Issuance of a Consent Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
l)	FDIC Consent Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
m)	Pennsylvania Department of Banking Stipulation and Consent to Entry of Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
n)	Pennsylvania Department of Banking Consent Order(incorporated by reference to Registrant’s March 5, 2012 Form 8-K/A)

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	April 16, 2012

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	April 16, 2012
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	April 16, 2012
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	April 16, 2012

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	April 16, 2012

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	April 16, 2012

Bernard E. Anderson, Director

/s/________________________________________	April 16, 2012

David R. Bright, Director

/s/________________________________________	April 16, 2012

Maurice R. Mitts, Director

/s/________________________________________	April 16, 2012

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	April 16, 2012
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Bancshares, Inc. and Subsidiary

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, at December 31, 2011, the Company’s and the Bank’s regulatory capital amounts and ratios are below the required levels stipulated with Consent Orders between the Company and its regulators.  Failure to meet the capital requirements exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset disposition, and seizure of the Bank.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

Blue Bell, Pennsylvania
April 16, 2012

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

	2011	2010
Assets:
Cash and due from banks	$2,778,924	$2,144,390
Interest-bearing deposits with banks	305,405	304,721
Federal funds sold	11,413,000	6,247,000
Cash and cash equivalents	14,497,329	8,696,111

Investment securities:
Available-for-sale, at fair value	1,280,874	1,338,898
Held-to-maturity, at amortized cost (fair value of $17,738,368
and $15,242,856 in 2011 and 2010, respectively)	17,209,295	15,138,389

Loans, net of unearned discount of $39,024 and $44,418 in 2011
and 2010, respectively	41,502,204	45,612,217
Less allowance for loan losses	(867,019)	(925,905)
Net loans	40,635,186	44,686,312
Bank premises and equipment, net	988,170	1,143,347
Accrued interest receivable	342,029	363,348
Other real estate owned	1,284,390	1,416,543
Intangible assets	313,811	491,889
Prepaid expenses and other assets	465,838	690,878
Total assets	77,016,922	73,965,715
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,373,040	$13,528,781
Demand deposits, interest-bearing	16,886,633	13,802,602
Savings deposits	14,688,985	13,856,033
Time deposits, under $100,000	7,768,057	8,047,679
Time deposits, $100,000 and over	17,583,743	17,975,595
Total deposits	71,300,458	67,210,690
Accrued interest payable	58,361	56,907
Accrued expenses and other liabilities	397,187	400,702
Total liabilities	71,756,006	67,668,299

Commitments and Contingencies (Notes 5, 9, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(9,539,831)	(8,508,591)
Accumulated other comprehensive income	38,841	44,101
Total shareholders’ equity	5,260,916	6,297,416
Total liabilities and shareholders’ equity	$77,016,922	$73,965,715

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2011	2010
Interest income:
Interest and fees on loans	$2,665,637	$2,806,458
Interest on investment securities	616,754	569,778
Interest on federal funds sold	20,100	11,685
Interest on time deposits with other banks	695	1,260
Total interest income	3,303,186	3,389,181

Interest expense:
Interest on time deposits	150,443	205,291
Interest on demand deposits	73,139	75,400
Interest on savings deposits	11,403	14.407
Total interest expense	234,985	295.098
Net interest income	3,068,201	3,094,083
Provision for loan losses	170,000	747,000

Net interest income after provision for loan losses	2,898,201	2,347,083

Noninterest income:
Customer service fees	379,933	432,676
ATM fee income	348,948	366,971
Loan syndication fee income	145,000	140,000
Grant income	-	394,400
Net gain on sale of other real estate	111,291	-
Other income	85,708	130,776
Total noninterest income	1,070,880	1,464,823

Noninterest expense:
Salaries, wages and employee benefits	1,643,327	1,717,137
Occupancy and equipment	1,096,040	1,017,477
Office operations and supplies	304,373	291,458
Marketing and public relations	113,290	43,140
Professional services	261,183	315,390
Data processing	488,899	473,788
Loan and collection cost	209,643	344,695
Deposit insurance assessments	167,695	144,183
Other operating	715,871	692,436
Total noninterest expense	5,000,321	5,039,704
Net loss before income taxes	(1,031,240)	(1,227,798)
Provision for income taxes	-	-
Net loss	$(1,031,240)	$(1,227,798)

Net loss per common share—basic and diluted	$(0.97)	$(1.15)
Weighted average number of common shares	1,068,588	1,068,588

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2011 and 2010

							Accumulated
					Additional		other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity	income (loss)

Balance at December 31, 2009	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(7,280,793)	$50,163	$7,531,276

Unrealized losses on investment securities, net of tax	-	-	-	-	-	-	(6,062)	(6,062)	$(6,062)
Net loss	-	-	-	-	-	(1,227,798)	-	(1,227,798)	(1,227,798)

Total comprehensive loss									$(1,233,860)

Balance at December 31, 2010	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(8,508,591)	$44,101	$6,297,416

Unrealized losses on investment securities, net of tax	-	-	-	-	-		(5,260)	(5,260)	$(5,260)
Net loss	-	-	-	-	-	(1,031,240)		(1,031,240)	(1,031,240)

Total comprehensive loss									$(1,036,500)

Balance at December 31, 2011	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(9,539,831)	$38,841	$5,260,916

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2011	2010

Cash flows from operating activities:
Net loss	$(1,031,240)	$(1,227,798)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Provision for loan losses	170,000	747,000
Net gain on sale of other real estate	(111,291)	-
Amortization of premiums on investments	76,181	43,328
Amortization of core deposit intangible	178,078	178,078
Depreciation on fixed assets	246,272	274,151
Decrease in accrued interest receivable and
other assets	246,359	251,945
Decrease in accrued interest payable and
other liabilities	(2,061)	(22,287)
Net cash (used in)provided by operating activities	(227,702)	244,417

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(262,041)	-
Purchase of held-to-maturity investment securities	(12,696,606)	(16,415,439)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	310,689	515,363
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	10,553,635	11,207,199
Proceeds from sale of other real estate owned	845,544	355,859
Net decrease (increase) in loans	3,279,026	(345,999)
Purchase of bank premises and equipment	(91,095)	(59,202)
Net cash provided by (used in) investing activities	1,939,152	(4,742,219)

Cash flows from financing activities:
Net increase in deposits	4,089,768	6,904,069
Net cash provided by financing activities	4,089,768	6,904,069
Net increase in cash and cash equivalents	5,801,218	2,406,267
Cash and cash equivalents at beginning of year	8,696,111	6,289,844
Cash and cash equivalents at end of year	14,497,329	$8,696,111
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$233,531	$302,145
Noncash transfer of loans to other real estate owned	$602,100	$1,772,402

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Management’s Use of Estimates

The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets and consideration of impairment of other intangible assets.

Marketing and Advertising

Marketing and advertising costs are expenses as incurred.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income (loss). In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Bank as of December 31, 2011 and 2010 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

     Non-accrual and Past Due Loans

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

December 31, 2011 and 2010

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

December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2011 or 2010, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

	2011	2010

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(2,135,677)	(1,957,599)
	$313,811	$491,889

Amortization of the intangible totaled approximately $178,100 for each of the years ended December 31, 2011 and 2010.  The amortization of the intangible is projected to be approximately $178,100 in 2012 and approximately $136,000 in 2013.  Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The Bank had approximately $1,284,000 and $1,417,000 in foreclosed real estate as of December 31, 2011 and 2010, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2011 presentation, with no impact on earnings or shareholders’ equity.

Comprehensive Income

Comprehensive income includes net loss as well as certain other items that result in a change to equity during the period. The components of other comprehensive income are as follows:
	December 31, 2011
	Before tax	Tax	Net of tax
	amount	benefit	Amount
Unrealized loss on securities
Unrealized holding loss arising during period	$(7,851)	$2,591	$(5,260)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(7,851)	$2,591	$(5,260)

	December 31, 2010
	Before tax	Tax	Net of tax
	amount	benefit	Amount

Unrealized loss on securities
Unrealized holding loss arising during period	$ (9,048)	$2,986	$ (6,062)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(9,048)	$2,986	$(6,062)

(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

2. CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2011.  Reserve balances were $125,000, as of December 31, 2011 and 2010.  In addition, the proceeds from matured investment security held as collateral for governmental deposits totaling approximately $500,000 was restricted until January 2012 when replacement collateral was transferred.

3. INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2011 and 2010 are as follows:

(In 000’s)	2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,094	$58	$-	$1,152
Investments in money market funds	129,	-	-	129
	$1,223	$58	$-	$1,281

Held-to-maturity:
U.S. Government agency securities	$7,531	$158	$-	$7,689
Government Sponsored Enterprises residential mortgage-backed securities	9,678	373	(2)	10,049
	$17,209	$531	$(2)	$17,738

	2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,144	$66	$-	$1,210
Investments in money market funds	129	-	-	129
	$1,273	$66	$-	$1,339

Held-to-maturity:
U.S. Government agency securities	$10,402	$90	$(145)	$10,347
Government Sponsored Enterprises residential mortgage-backed securities	4,736	166	(6)	4,896
	$15,138	$256	$(151)	$15,243

In 2011, $8,863,000 in U.S. Government agencies securities were called.  In 2010, $10,047,000 in U.S. Government agencies securities were called.  There were no gross gains or losses realized from these transactions during 2011 or 2010. No securities were sold during 2011 or 2010.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

3.	INVESTMENTS-Continued

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2011 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	Losses	Value	losses	value	losses

Mortgage backed
securities	4	$1,018	(2)	-	-	$1,018	(2)
Total temporarily
impaired investment
securities	4	$1,018	$(2)	$-	$-	$1,018	$(2)

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

U.S. Government and Agency Obligations. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011 and 2010.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

Residential Federal Agency Mortgage-Backed Securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011 and 2010.

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

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2011 were as follows. Expected maturities may differ from contractual maturities because the U.S. agencies may be called or underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.
(In 000’s)
	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government-sponsored enterprises residential mortgage-backed securities	1,094	1,152
Total debt securities	1,094	1,152
Investments in mutual funds	129	129
	$1,223	$1,281

Held-to-maturity:
Due in one year	$-	$-
Due after one year through five years	250	251
Due after five years through ten years	6,504	6,659
Due after ten years	777	779
Government-sponsored enterprises residential mortgage-backed securities	9,678	10,049
	$17,209	$17,738

As of December 31, 2011 and 2010, investment securities with a carrying value of $17,953,933 and $16,173,972, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	December 31,	December 31,
(In 000's)	2011	2010

Commercial and industrial:
Commercial	$1,486	$3,133
SBA loans	235	229
Assets-based	2,009	2,367
Total commercial and industrial	3,730	5,730

Commercial real estate:

Commercial mortgages	14,676	15,774
SBA loans	477	1,311
Construction	1,391	-
Religious organizations	13,653	13,653
Total commercial real estate	30,197	30,738

Consumer real estate:
Home equity loans	2,145	1,813
Home equity lines of credit	85	714
1-4 family residential mortgages	3,356	4,432
Total consumer real estate	5,586	6,959

Total real estate	35,783	37,698

Consumer and other:
Consumer installment	58	82
Student loans	1,761	1,912
Other	170	191
Total consumer and other	1,989	2,185

Loans, net	$41,502	$45,612

At December 31, 2011 and 2010, unamortized net deferred fees totaled $106,551 and $114,172, respectively, and are included in the related loan accounts.

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

December 31, 2011 and 2010

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

    Concentrations of Credit.  The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans   Approximately $16.2 million of these loans are secured by owner occupied commercial real estate. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2011 were $13.7 million, or 40%, of the commercial portfolio.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

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

Change in Related Party Loans:

	2011	2010
Balance outstanding at December 31,	$1,931,722	$1,535,973
Principal additions	-	$1,012,362
Principal reductions	(229,074)	$(616,613)
Balance outstanding at December 31,	$1,702,648	$1,931,722

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 follows:

(In 000's)	Loans 30-89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual	Total Past Due Loans	Current Loans	Total Loans
Commercial and industrial:
Commercial	$32	$-	$491	523	$963	$1,486
SBA loans	-	-	-	-	235	235
Asset-based	-	-	101	101	1,908	2,009
Total Commercial and industrial	32	-	592	624	3,106	3,730

Commercial real estate:
Commercial mortgages	99	-	677	776	13,900	14,676
SBA loans	-	-	-	-	477	477
Construction	-	-	-	-	1,391	1,391
Religious organizations	559	173	418	1,150	12,503	13,653
Total Commercial real estate	658	173	1,095	1,926	28,271	30,197

Consumer real estate:
Home equity loans	173	152	106	431	1,714	2,145
Home equity lines of credit	-	-	38	38	47	85
1-4 family residential mortgages	-	-	301	301	3,055	3,356
Total consumer real estate	173	152	445	770	4,816	5,586

Total real estate	831	325	1,540	2,696	33,087	35,783

Consumer and other:
Consumer installment	-	-	-	-	58	58
Student loans	112	146	-	258	1,503	1,761
Other	3	-	-	3	167	170
Total consumer and other	115	146	-	261	1,728	1,989

Total loans	$978	$471	$2,132	$3,581	$37,921	$41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days Past Due	More Days Past Due	Nonaccrual	Total Past Due Loans	Current Loans	Total Loans
Commercial and industrial:
Commercial	$442	$-	$505	946	$2,187	$3,133
SBA loans	12	-	18	30	199	229
Asset-based	-	-		-	2,367	2,367
Total commercial and industrial	454	-	523	976	4,753	5,729

Commercial real estate:
Commercial mortgages	125	-	1,495	1,620	14,154	15,774
SBA loans			58	58	1,253	1,311
Religious organizations	126	-	315	441	13,213	13,653
Total commercial real estate	251	-	1,868	2,119	28,620	30,738

Consumer real estate:
Home equity loans	155	142	130	427	1,386	1,813
Home equity lines of credit	-	-	-	-	714	714
1-4 family residential mortgages	-	-	261	261	4,171	4,432
Total consumer real estate	155	142	391	688	6,271	6,959

Total real estate	406	142	2,258	2,806	34,891	37,697

Consumer and other:
Consumer installment	8	-	-	8	74	82
Student loans	87	44	-	131	1,781	1,912
Other	13	19	-	32	159	191
Total consumer and other	108	63	-	171	2,015	2,185

Total loans	$967	$205	$2,781	$3,953	$41,659	$45,612

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the year ended December 31, 2011, there were no partial charge-offs of impaired loans.  During the year ended December 31, 2010, the Company charged-off approximately $13,000 related to the unguaranteed portion on one impaired SBA loan that had no significant impact on credit loss ratios and/or asset quality trends.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Year-end 2011 impaired loans are set forth in the following table.

(In 000's)	Unpaid	Recorded	Recorded				Interest
	Contractual	Investment	Investment	Total		Average	recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$491	$78	$413	$491	$246	$483	$-
SBA loans	-	-	-	-	-	15	-
Asset-based	101	-	101	101	62	59	-
Total Commercial and industrial	592	78	514	592	308	557	-

Commercial real estate:
Commercial mortgages	677	677	-	677	-	797	2
SBA Loans	-	-	-	-	-	49	-
Religious Organizations	418	418	-	418	-	436	3
Total Commercial real estate	1,095	1,095	-	1,095	-	1,282	5

Total Loans	$1,687	$1,173	$514	$1,687	$308	$1,839	$5

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

Year-end 2010 impaired loans are set forth in the following table.

	Unpaid	Recorded	Recorded				Interest
	Contractual	Investment	Investment	Total		Average	Collected
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$505	$422	$83	$505	$83	$73	$21
SBA loans	21	18	-	$18	-	20	-
Asset-based	-	-	-	-	-	20	-
Total commercial and industrial	526	440	83	523	83	113	21

Commercial real estate:
Commercial mortgages	1,412	577	835	1,412	156	1,700	25
SBA loans	150	140	-	140	-	289	-
Construction	-	-	-	-	-	338	-
Religious organizations	441	441	-	441	-	312	17
Total commercial real estate	2,003	1,158	835	1,993	156	2,639	42

Total Loans	$2,529	$1,598	$918	$2,516	$238	$2,752	$63

Credit Quality Indicators.  For commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality.  Each loan’s internal risk weighting is assigned at origination and updated at least annually and more frequently if circumstances warrant a change in risk rating.  The Bank uses a 1 through 8 loan grading system that follows regulatory accepted definitions as follows:

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

December 31, 2011 and 2010

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

The table below details the bank’s loans by class according to their credit quality indictors discussed above.
(In 000's)	December 31, 2011
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$586	$-	$31	$264	$226	$1,486
SBA loans	-	130	56	-	49	-	235
Asset-based	-	1,847	61	-	101	-	2,009
	379	2,563	117	31	414	226	3,730
Commercial real estate:
Commercial mortgages	-	13,118	151	-	1,408	-	14,677
SBA Loans	-	471	-	-	5	-	476
Construction	-	1,391	-	-	-	-	1,391
Religious organizations	-	9,751	2,925	-	977	-	13,653
	-	24,731	3,076	-	2,390		30,197

Total commercial loans	$379	$27,294	$3,193	$31	$2,804	$226	$33,927

	December 31, 2011
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$2,039		$106		$2,145
Home equity line of credit	47		38		85
1-4 family residential mortgages	3,055		301		3,356
	5,141		445		5,586

Consumer Other:
Consumer Installment	58		-		58
Student loans	1,761		-		1,761
Other	170		-		170
	1,989		-		1,989

Total consumer loans	$7,130		$445		$7,575

Total loans							$41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

(In 000's)	December 31, 2010
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Total

Commercial and industrial:
Commercial	$379	$2,079	$72	$98	$505	$3,133
SBA loans	-	90	71	-	68	229
Asset-based	-	2,083	184	100	-	2,367
	379	4,252	327	198	573	5,729
Commercial real estate:
Commercial mortgages	-	13,902	264	-	1,608	15,774
SBA Loans		1,241	-	-	70	1,311
Religious organizations	-	9,920	2,932	360	441	13,653
	-	25,063	3,196	360	2,119	30,738

Total commercial loans	$379	$29,315	$3,523	$558	$2,692	$36,467

	December 31, 2010
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,683		$130		$1,813
Home equity line of credit	714		-		714
1-4 family residential mortgages	4,171		261		4,432
	6,568		391		6,959

Consumer Other:
Consumer Installment	82		-		82
Student loans	1,912		-		1,912
Other	192		-		192
	2,186		-		2,186

Total consumer loans	$8,754		$391		$9,145

Total loans						$45,612

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

Allowance for loan losses.  The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

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

All of these factors may be susceptible to significant change.   There has been no change in qualitative factors during the year ending December 31, 2011.  However, the average 3-year net loss factors have declined during the period in each portfolio segment as a result of a lower level of net charge-offs in 2011.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2011 and 2010 is as follows:

(in 000's)	Year Ended December 31, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$52	$20	$926
Provision for possible loan losses	150	-	15	5	$170

Charge-offs	(65)	(150)	(5)	(46)	(266)
Recoveries	1	9	6	21	37
Net charge-offs	(64)	(141)	1	(25)	(229)

Ending balance	$387	$412	$68	$-	$867

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$308	$-	$-	$-	$308
Loans collectively evaluated for impairment	79	412	68	-	559
	$387	$412	$68	$-	$867

Loans, ending balance:
Loans indivdually evaluated for impairment	$592	$1,095	$-	$-	$1,687
Loans collectively evaluated for impairment	3,138	29,102	5,586	1,989	39,815
Total	$3,730	$30,197	$5,586	$1,989	$41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

(in 000's)
	Year Ended December 31, 2010
	Commercial and industrial	Commercial real estate	Consumer loans real estate	Consumer loans other	Total
Beginning balance	$324	$298	$85	$20	$727
Provision for possible loan losses	159	481	84	23	747

Charge-offs	(189)	(227)	(162)	(23)	(601)
Recoveries	7	1	45		53
Net charge-offs	(182)	(226)	(117)	(23)	(548)

Ending balance	$301	$553	$52	$20	$926

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$82	$156	$-	$-	$238
Loans collectively evaluated for impairment	219	397	52	20	688
	$301	$553	$52	$20	$926

Loans, ending balance:
Loans indivdually evaluated for impairment	$523	$1,993	$391	$-	$2,907
Loans collectively evaluated for impairment	5,206	28,745	6,568	2,186	42,705
Total	$5,729	$30,738	$6,959	$2,186	$45,612

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at December 31, 2011 and December 31, 2010.

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2011	2010

Buildings and leasehold improvements	10-15 years	$1,328	$1,256
Furniture and equipment	3- 7 years	746	726
		$2,074	1,982
Less accumulated depreciation		(1,086)	(839)
		$988	$1,143

Depreciation expense on fixed assets totaled $246,272 and $274,151for the years ended December 31, 2011 and 2010, respectively.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements.  The amount of expense for operating leases for the years ended December 31, 2011 and 2010 $454,895 and $416,640, respectively. Future minimum lease payments under operating leases are as follows:

(In 000’s)

Year ending December 31,	Operating leases
2012	$473
2013	483
2014	493
2015	489
2016	178
Thereafter	248

Total minimum lease payments	$2,364

6.  DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)

2012	$23,731
2013	819
2014	185
2015	417
2016	154
Thereafter	46

$25,352

At December 31, 2011, the Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $12.6 million, including two $5 million time deposits.  In March 2012, $5 million of these time deposits were redeemed before maturity.

7. BORROWINGS

At December 31, 2011,  the Bank has the ability to borrow on a fully secured basis at the Discount Window of the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.  As of December 31, 2011 and 2010, the Bank had no borrowings outstanding.

8.  INCOME TAXES

At December 31, 2011, the Bank has net operating loss carry forwards of approximately $6,800,000 for income tax purposes that expire in 2014 through 2028.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $3,035,058 and $2,749,768   as of December 31, 2011 and 2010, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

	December 31,
	2011	2010

Deferred tax assets(liabilities):
Provision for loan losses	$212,652	$214,918
Unrealized gain on investment securities	(19,710)	(21,721)
Depreciation	369,764	380,715
Net operating loss carryforwards	2,313,074	2,048,999
Other, net	159,278	126,858
Valuation allowance for deferred tax assets	(3,035,058)	(2,749,768)
Net deferred tax assets	$-	$-

	2011	2010

Effective rate reconciliation:
Tax at statutory rate (34%)	$(350,622)	$(417,451)
Nondeductible expenses	6,278	6,163
Increase in valuation allowance	285,290	344,592
Other	59,054	66,696
Total tax expense	$-	$-

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

Summaries of the Bank’s financial instrument commitments are as follows:

	2011	2010

Commitments to extend credit	$9,162,490	$7,531,275
Outstanding letters of credit	1,208,183	695,033

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

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

Level 1
☐	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs
☐	Quoted prices for similar assets or liabilities in active markets.
☐	Quoted prices for identical or similar assets or liabilities in markets that are not active.
☐
Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

Level 3 Inputs
☐	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
☐
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

December 31, 2011 and 2010

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale: Government Sponsored Enterprises residential mortgage-backed securities Money Market Funds Total	$1,152 129 $1,281	$- 129 $129	$1,152 - $1,152	- -

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale: Government Sponsored Enterprises residential mortgage-backed securities Money Market Funds Total	$1,210 129 $1,339	$- 129 $129	$1,210 - $1,210	- -

As of December 31, 2011 and 2010, the fair value of the Bank’s AFS securities portfolio was approximately $1,281,000 and $1,339,000, respectively.  More than 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $1,152,000 and $1,210,000 at December 31, 2011 and 2010, respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended December 31, 2011 or 2010.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Fair value is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation. The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheets.  The valuation allowance for impaired loans at December 31, 2011 and December 31, 2010 was approximately $308,000 and $238,000, respectively.

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2011, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2011.

Carrying Value at December 31, 2011:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during the year ended December 31, 2011
Impaired Loans	$206	-	-	$206	$(308)
Other real estate owned (“OREO”)	1,284	-	-	1,284	-

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

December 31, 2011 and 2010

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

The fair value of financial instruments at year-end are presented below:

(in 000’s)
	2011		2010
	Carrying	Fair	Carrying	Fair
Assets:	Amount	Value	Amount	Value
Cash and cash equivalents	$14,497	$14,497	$8,696	$8,696
Investment securities	18,490	19,019	16,477	16,582
Loans, net of allowance for loan losses	40,635	40,552	44,686	44,698
Interest receivable	342	342	363	363
Liabilities:
Demand deposits	31,260	31,260	27,331	27,331
Savings deposits	14,689	14,689	13,856	13,856
Time deposits	25,352	25,401	26,023	26,023
Interest Payable	397	397	57	57

11.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2011	2010
Assets:
Cash and cash equivalents	$20	$70
Investment in United Bank of Philadelphia	5,241	6,227
Total assets	$5,261	$6,297

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(9,540)	(8,509)
Net unrealized holding gains on securities available-for-sale	39	44

Total shareholders’ equity	$5,261	$6,297

Total liabilities and shareholders’ equity	$5,261	$6,297

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

Condensed Statements of Operations
Years ended December 31,
(Dollars in thousands)	2011	2010
Other Expenses	$(50)	$(47)
Equity in net loss of subsidiary	$(981)	$(1,181)
Net loss	$(1,031)	$(1,228)
Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(1,031)	$(1,228)
Adjustments:
Equity in net loss of subsidiary	981	1,181
Net cash used in operating activities	(50)	(47)
Cash and cash equivalents at beginning of year	70	117
Cash and cash equivalents at end of year	$20	$70

12.  REGULATORY MATTERS, SUBSEQUENT EVENT AND GOING CONCERN

The Bank engages in the commercial banking business, with a particular focus on serving African Americans, Hispanics and women, and is subject to substantial competition from financial institutions in the Bank’s service area.  As a bank holding company and a banking subsidiary, the Company and the Bank, respectively, are subject to regulation by the FDIC and the Pennsylvania Department of Banking (“PADOB”) and are required to maintain capital requirements established by those regulators. Effective January 1, 2010, the FDIC became the Bank’s primary regulator after it voluntarily surrendered its Federal Reserve Membership.

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

The most recent notification as of December 31, 2011, from the FDIC and PADOB categorized the Bank as “well capitalized” under the regulatory framework for prompt and corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

The Company and the Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk-
weighted assets:
Consolidated	$5,460	12.45%	$3,513	8.00%	N/A
Bank	5,440	12.41%	3,507	8.00%	$4,384	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	4,908	11.20%	1,756	4.00%	N/A
Bank	4,888	11.15%	1,754	4.00%	$2,630	6.00%
Tier I capital to average assets:
Consolidated	4,908	6.29%	3,122	4.00%	N/A
Bank	4,888	6.27%	3,119	4.00%	$3,899	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk-
weighted assets:
Consolidated	$6,338	13.91%	$3,652	8.00%	N/A
Bank	6,268	13.75%	3,646	8.00%	$4,558	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	5,761	12.64%	1,826	4.00%	N/A
Bank	5,691	12.49%	1,823	4.00%	$2,735	6.00%
Tier I capital to average assets:
Consolidated	5,761	7.63%	3,024	4.00%	N/A
Bank	5,691	7.53%	3,022	4.00%	$3,777	5.00%

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

On January 31, 2012, the Bank entered into stipulations consenting to the issuance of Consent Orders with the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“Department”).  The material terms of the Consent Orders are identical.  The Consent Orders require the Bank to

•
increase participation of the Bank’s board of directors in the Bank’s affairs by having the board assume full responsibility for approving the Bank’s policies and objectives and for supervising the Bank’s management;

•	have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers;

•	retain a bank consultant acceptable to the FDIC and the Department to develop a written analysis and assessment of the Bank’s management needs and thereafter formulate a written management plan;

•	formulate and implement written profit and budget plans for each year during which the orders are in effect;

•	develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;

•
develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;

•	formulate a written plan to reduce the Bank’s risk positions in each asset or loan in excess of $100,000 classified as “Doubtful” or “Substandard” at its current regulatory examination;

•	eliminate all assets classified as “Loss” at its current regulatory examination;

•
revise the Bank’s loan policy to establish and monitor procedures for adherence to the loan policy and to eliminate credit administration and underwriting deficiencies identified at its current regulatory examination;

•	develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;

•	develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;

•	revise its liquidity and funds management policy and update and review the policy annually;

•	refrain from accepting any brokered deposits;

•	refrain from paying cash dividends without prior approval of the FDIC and the Department;

•	establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and

•	prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

The Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders.

As of December 31, 2011, the Bank’s tier one leverage capital ratio was 6.27% and its total risk based capital ratio was 12.41%. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  The Bank has eliminated all assets classified as “loss” in its current regulatory examination.  Management is in the process of developing the written plans and policies required by the Consent Orders.  Management believes that the Bank will comply with the terms and conditions of the Orders and will continue to operate as an independent financial institution for the foreseeable future.

Publication of the Bank’s Consent Orders has negatively impacted the Bank’s existing depository relationships with governmental entities. In March 2012, there were unplanned time deposit redemptions totaling $6 million directly related to the Orders that resulted in a reduction in liquidity.  Although reduced, liquidity ratios remain above the Bank’s policy minimum of 6%.  Management is proactively monitoring and managing deposit fluctuations to identify trends that may impact liquidity.

The uncertainty surrounding the Bank’s ability to comply with the Consent Order gives rise to substantial doubt about the Bank’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Bank is unable to continue as a going concern.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

14. EARNINGS PER SHARE COMPUTATION

Net loss per common share is calculated as follows:
	Year ended December 31, 2011
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,031,240)
Basic EPS
Loss attributable to common stockholders	$(1,031,240)	1,068,588	$(0.97)
Fully Diluted EPS
Loss attributable to common stockholders	$(1,031,240)	1,068,588	$(0.97)

	Year ended December 31, 2010
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,227,798)
Basic EPS
Loss attributable to common stockholders	$(1,227,798)	1,068,588	$(1.15)
Fully Diluted EPS
Loss attributable to common stockholders	$(1,227,798)	1,068,588	$(1.15)

There were no common stock equivalents for the years December 31, 2011 and 2010.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2011 and 2010

15.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the consolidated results of operations during 2011 and 2010, on a quarterly basis, for United Bancshares, Inc. and Subsidiary:

(Dollars in thousands)
	2011
	Fourth	Third	Second	First
	Quarter	quarter	Quarter	Quarter

Interest income	$847	$818	$813	$825
Interest expense	52	60	62	61
Net interest income	795	758	751	764
Provision for loan losses	70	30	40	30
Net interest after provision for loan losses	725	728	711	734
Noninterest income	259	199	399	214
Noninterest expense	1,257	1,209	1,279	1,255
Net loss	$(273)	$(282)	$(169)	$(307)
Basic (loss per common share	$(0.26)	$(0.26)	$(0.16)	$(0.29)
Diluted loss per common share	$(0.26)	$(0.26)	$(0.16)	$(0.29)

(Dollars in thousands)

	2010
	Fourth		Third	Second	First
	Quarter		quarter	quarter	Quarter

Interest income		$851	$878	$848	$812
Interest expense		68	74	77	76
Net interest income		783	804	771	736
Provision for loan losses		270	70	377	30
Net interest after provision for loan losses		513	734	394	706
Noninterest income		282	615	301	267
Noninterest expense		1317	1,303	1,256	1,164
Net loss		$(522)	$46	$(561)	$(191)
Basic loss per common share	$	(0.47)	$0.04	$(0.54)	$(0.18)
Diluted loss per common share	$	(0.47)	$0.04	$(0.54)	$(0.18)

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

UNITED BANCSHARES, INC.

EXHIBITS