Form 10-Q
period 2012-03-31
UNITED BANCSHARES INC /PA
filed 2012-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of May 7, 2012, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of May 7, 2012.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

Assets:	March 31, 2012	December 31, 2011
Cash and due from banks	$2,131,797	$2,778,924
Interest-bearing deposits with banks	305,576	305,405
Federal funds sold	4,982,000	11,413,000
Cash and cash equivalents	7,419,373	14,497,329

Investment securities:
Available-for-sale, at fair value	1,223,420	1,280,874
Held-to-maturity, at amortized cost (fair value of $17,096,544
and $17,738,368 at March 31, 2012 and December 31 2011, respectively)	16,615,631	17,209,295

Loans, net of unearned discount	41,469,081	41,502,204
Less allowance for loan losses	(864,117)	(867,019)
Net loans	40,604,964	40,635,186
Bank premises and equipment, net	941,033	988,170
Accrued interest receivable	325,540	342,029
Other real estate owned	1,344,042	1,284,390
Intangible assets	269,292	313,811
Prepaid expenses and other assets	536,625	465,838
Total assets	69,279,920	77,016,922
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,173,913	$14,373,040
Demand deposits, interest-bearing	16,107,663	16,886,633
Savings deposits	14,496,088	14,688,985
Time deposits, under $100,000	7,616,251	7,768,057
Time deposits, $100,000 and over	11,533,939	17,583,743
Total deposits	63,927,854	71,300,458
Accrued interest payable	48,101	58,361
Accrued expenses and other liabilities	280,499	397,187
Total liabilities	64,256,454	71,756,006

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(9,777,640)	(9,539,831)
Accumulated other comprehensive income	39,200	38,841
Total shareholders’ equity	5,023,466	5,260,916
Total liabilities and shareholders’ equity	$69,279,920	$77,016,922

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
Three Months Ended March 31,

	2012	2011
Interest income:
Interest and fees on loans	$659,691	$668,281
Interest on investment securities	137,189	153,231
Interest on federal funds sold	5,592	3,244
Interest on time deposits with other banks	174	174
Total interest income	802,646	824,930

Interest expense:
Interest on time deposits	28,233	39,793
Interest on demand deposits	13,053	17,710
Interest on savings deposits	1,802	3,420
Total interest expense	43,088	60,923
Net interest income	759,558	764,007
Provision for loan losses	30,000	30,000

Net interest income after provision for loan losses	729,558	734,007

Noninterest income:
Customer service fees	97,146	97,285
ATM fee income	79,779	86,174
Other income	17,314	30,218
Total noninterest income	194,239	213,677

Noninterest expense:
Salaries, wages and employee benefits	413,537	429,738
Occupancy and equipment	274,777	270,145
Office operations and supplies	74,405	77,356
Marketing and public relations	4,649	22,792
Professional services	73,238	70,731
Data processing	126,806	126,017
Loan and collection cost	19,266	47,572
Deposit insurance assessments	1,215	42,138
Other operating	173,713	168,153
Total noninterest expense	1,161,606	1,254,642
Net loss before income taxes	(237,809)	(306,958)
Provision for income taxes	-	-
Net loss	$(237,809)	$(306,958)

Net loss per common share—basic and diluted	$(0.22)	$(0.29)
Weighted average number of common shares	1,068,588	1,068,588
Comprehensive Loss
Net Loss	$(237,809)	$(306,958)
Unrealized gains (losses) on available for sale securities	359	(2,290)
Total comprehensive loss	$(237,450)	$(309,248)

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31,

	2012	2011

Cash flows from operating activities:
Net loss	$(237,809)	$(306,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	30,000	30,000
Amortization of premiums on investments	32,666	8,878
Amortization of core deposit intangible	44,520	44,520
Depreciation on fixed assets	58,606	63,018
Write-down of other real estate owned	15,148	3,879
(Increase) decrease in accrued interest receivable and other assets	(54,298)	41,948
Decrease in accrued interest payable and other liabilities	(126,948)	(86,374)
Net cash used in operating activities	(238,115)	(201,089)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(3,249,311)	(1,767,805)
Proceeds from maturity and principal reductions of available-for-sale investment securities	56,275	80,000
Proceeds from maturity and principal reductions of held-to-maturity investment securities	3,811,848	1,555,911
Net (increase) decrease in loans	(74,579)	2,860,144
Purchase of bank premises and equipment	(11,469)	(25,190)
Net cash provided by investing activities	532,764	2,703,060

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,372,605)	534,333
Net cash (used in) provided by financing activities	(7,372,605)	534,333
Net (decrease) increase in cash and cash equivalents	(7,077,956)	3,036,304
Cash and cash equivalents at beginning of year	14,497,329	8,696,111
Cash and cash equivalents at end of year	7,419,373	$11,732,415
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$53,348	$57,381
Noncash transfer of loans to other real estate owned	$74,800	$602,100

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(unaudited)

1. Significant Accounting Policies

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2011 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2012 and December 31, 2011 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2012 and 2011.

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

Income Taxes
Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.   For financial reporting purposes, a valuation allowance of 100% of the net deferred tax asset has been recognized to offset the net deferred tax assets related to cumulative temporary differences and tax loss carryforwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, an income tax benefit may be required to increase the recorded value of the net deferred tax asset to the expected realizable amount.

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

2. Net Loss Per Share
The calculation of net loss income per share follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Basic:
Net loss available to common shareholders	($237,809)	($306,958)
Average common shares outstanding-basic	1,068,588	1,068,588
Net loss per share-basic	($0.22)	($0.29)
Diluted:
Average common shares-diluted	1,068,588	1,068,588
Net loss per share-diluted	($0.22)	($0.29)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.New Authoritative Accounting Guidance
 In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company adopted ASU No. 2011-04 as of March 31, 2012 and included the new requirements in Note 7.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 during the quarter ended March 31, 2012 and presented comprehensive loss in a separate statement.

4.  Investment Securities
The following is a summary of the Company's investment portfolio as of March 31, 2012:

(In 000’s)	Amortized Cost	Gross unrealized gains	Gross unrealized losses		Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,036	$58		$-	$1,094
Investments in money market funds	129	-		-	129
	$1,165	$58		-	$1,223
Held-to-maturity:
U.S. government agencies	$6,532	$131		$(22)	$6,641
Government Sponsored Enterprises residential mortgage-backed securities	10,084	376		(4)	10,456
	$16,616	$507	$	(26)	$17,097

The following is a summary of the Company's investment portfolio as of December 31, 2011:

(In 000’s)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,094	$58	$-	$1,152
Investments in money market funds	129	-	-	129
	$1,223	$58	$-	$1,281
Held-to-maturity:
U.S. government agencies	$7,531	$158	$-	$7,689
Government Sponsored Enterprises residential mortgage-backed securities	9,678	373	(2)	10,049
	$17,209	$531	$(2)	$17,738

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of March 31, 2012, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	1,036	1,094
Total debt securities	$1,036	$1,094
Investments in money market funds	$129	$129
	$1,154	$1,223
Held-to-maturity
Due in one year	$-	-
Due after one year through five years	6,332	6,442
Due after five years through ten years	200	199
Government Sponsored Enterprises residential mortgage-backed securities	10,084	10,456
	$16,616	$17,097

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
U.S. government agencies	$2,926	$(22)	$-	$-	$2,926	$(22)
Government Sponsored Enterprises residential mortgage-backed securities	780	$(4)	$-	$-	$780	$(4)
Total	$3,706	$(26)	$-	$-	$3,706	$(26)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Government Sponsored Enterprises residential mortgage-backed securities	$1,018	$(2)	$-	$-	$1,018	$(2)
Total	$1,018	$(2)	$-	$-	$1,018	$(2)

U.S. government agencies. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

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

5. Allowance for Loan Losses
The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.

•	Historical Charge-Off Component – Applies a twelve-quarter historical charge-off rate to all pools of non-classified loans.

•
Qualitative Factors Component – The loan portfolio is segregated into multiple homogenous sub classifications, upon which multiple factors (such as delinquency trends, economic conditions, concentrations, growth/volume trends, and management/staff ability) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Qualitative Factors Component.

All of these factors may be susceptible to significant change.   There were no changes in qualitative factors during the three months ended March 31, 2012.  During the period, the average 3-year net loss factors declined in each category with the exception of consumer loans for which the level of net charge-offs increased. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	As of March 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for possible loan losses	30				$30

Charge-offs	-	-	(38)	(3)	(41)
Recoveries	-	-	5	3	8
Net charge-offs	-	-	(33)	-	(33)

Ending balance	$417	$412	$35	$-	$864

	For the three months ended March 31, 2011
(in 000's)
	Commercial and industrial	Commercial real estate	Residential mortgages	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$36	$36	$-	$926
Provision for possible loan losses	-	23	-	-	7	30

Charge-offs	(62)	(148)	-	-	(13)	(223)
Recoveries	-	2	-	3	6	11
Net charge-offs	(62)	(146)	-	3	(7)	(212)

Ending balance	$239	$430	$36	$39	$-	$744

(in 000's)	As of March 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Period-end amount allocated to:

Loans indivdually evaluated for impairment	$304	$-	$-	$-	$304
Loans collectively evaluated for impairment	113	412	35	-	560
	$417	$412	$35	$-	$864

Loans, ending balance:
Loans indivdually evaluated for impairment	$586	$1,080	$-	$-	$1,666
Loans collectively evaluated for impairment	3,370	29,354	5,118	1,961	39,803
Total	$3,956	$30,434	$5,118	$1,961	$41,469

	As of December 31, 2011
Period-end amount allocated to:

Loans indivdually evaluated for impairment	$308	$-	$-	$-	$308
Loans collectively evaluated for impairment	79	412	68	-	559
	$387	$412	$68	$-	$867

Loans, ending balance:
Loans indivdually evaluated for impairment	$586	$1,080	$-	$-	$1,666
Loans collectively evaluated for impairment	3,144	29,117	5,586	1,989	39,836
Total	$3,730	$30,197	$5,586	$1,989	$41,502

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$89	$-	$485	574	$1,277	$1,851
SBA loans	50	-	-	50	86	136
Asset-based	56	-	101	157	1,812	1,969
Total Commercial and industrial	195	-	586	781	3,175	3,956

Commercial real estate:
Commercial mortgages	128	-	673	801	14,520	15,321
SBA loans	-	-	-	-	472	472
Construction	-	-	-	-	1,173	1,173
Religious organizations	-	-	407	407	13,061	13,468
Total Commercial real estate	128	-	1,080	1,208	29,226	30,434

Consumer real estate:
Home equity loans	69	189	112	370	1,641	2,011
Home equity lines of credit	-	-	-	-	46	46
1-4 family residential mortgages	-	-	228	228	2,833	3,061
Total consumer real estate	69	189	340	598	4,520	5,118

Total real estate	197	189	1,420	1,806	33,746	35,552

Consumer and other:
Consumer installment	-	-	-	-	52	52
Student loans	57	70	-	127	1,612	1,739
Other	4	-	-	4	166	170
Total consumer and other	61	70	-	131	1,830	1,961

Total loans	$453	$259	$2,006	$2,718	$38,751	$41,469

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is as follows:

(In 000's)	Loans 30-89 Days Past Due	Accruing Loans 90 or More Days Past Due	Nonaccrual	Total Past Due Loans	Current Loans	Total Loans
Commercial and industrial:
Commercial	$32	$-	$491	523	$963	$1,486
SBA loans	-	-	-	-	235	235
Asset-based	-	-	101	101	1,908	2,009
Total Commercial and industrial	32	-	592	624	3,106	3,730

Commercial real estate:
Commercial mortgages	99	-	677	776	13,900	14,676
SBA loans	-	-	-	-	477	477
Construction	-	-	-	-	1,391	1,391
Religious organizations	559	173	418	1,150	12,503	13,653
Total Commercial real estate	658	173	1,095	1,926	28,271	30,197

Consumer real estate:
Home equity loans	173	152	106	431	1,714	2,145
Home equity lines of credit	-	-	38	38	47	85
1-4 family residential mortgages	-	-	301	301	3,055	3,356
Total consumer real estate	173	152	445	770	4,816	5,586

Total real estate	831	325	1,540	2,696	33,087	35,783

Consumer and other:
Consumer installment	-	-	-	-	58	58
Student loans	112	146	-	258	1,503	1,761
Other	3	-	-	3	167	170
Total consumer and other	115	146	-	261	1,728	1,989

Total loans	$978	$471	$2,132	$3,581	$37,921	$41,502

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	March 31, 2012
	Good/Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$686	$273	$27	$260	$226	$1,851
SBA loans	-	33	-	53	50	-	136
Asset-based	-	1,628	125	115	101	-	1,969
	379	2,347	398	195	411	226	3,956
Commercial real estate:
Commercial mortgages	-	13,173	779	-	1,369	-	15,321
SBA Loans	-	468	-	-	4	-	472
Construction	-	1,173	-	-	-	-	1,173
Religious organizations	-	8,984	3,328	170	986	-	13,468
	-	23,798	4,107	170	2,359	-	30,434

Total commercial loans	$379	$26,145	$4,505	$365	$2,770	$226	$34,390

	March 31, 2012
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,899	$112	$2,011
Home equity line of credit	46	-	46
1-4 family residential mortgages	2,833	$228	3,061
	4,778	340	5,118

Consumer Other:
Consumer Installment	52	-	52
Student loans	1,739	-	1,739
Other	170	-	170
	1,961	-	1,961

Total consumer loans	$6,739	$340	$7,079

Total loans				$41,469

(In 000's)		December 31, 2011
	Good/Excellent	Satisfactory	Pass	Special Mention	Subtandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$586	$-	$31	$264	$226	$1,486
SBA loans	-	130	56	-	49	-	235
Asset-based	-	1,847	61	-	101	-	2,009
	379	2,563	117	31	414	226	3,730
Commercial real estate:
Commercial mortgages	-	13,118	151	-	1,408	-	14,677
SBA Loans	-	471	-	-	5	-	476
Construction	-	1,391	-	-	-	-	1,391
Religious organizations	-	9,751	2,925	-	977	-	13,653
	-	24,731	3,076	-	2,390		30,197

Total commercial loans	$379	$27,294	$3,193	$31	$2,804	$226	$33,927

		December 31, 2011
	Residential Mortgage & Consumer Loans- Performing/Nonperforming
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$2,039		$106		$2,145
Home equity line of credit	47		38		85
1-4 family residential mortgages	3,055		301		3,356
	5,141		445		5,586

Consumer Other:
Consumer Installment	58		-		58
Student loans	1,761		-		1,761
Other	170		-		170
	1,989		-		1,989

Total consumer loans	$7,130		$445		$7,575

Total loans							$41,502

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the quarters ended March 31, 2012 and 2011, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2012 are set forth in the following table.

(In 000's)	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$485	$76	$409	$485	$242
SBA loans	-	-	-	-	-
Asset-based	-	-	-	-	-
Asset-based	101	-	101	101	62
Total Commercial and industrial	586	76	510	586	304

Commercial real estate:
Commercial mortgages	673	673	-	673	-
SBA Loans	-	-	-	-	-
Construction	-	-	-	-	-
Religious Organizations	407	407	-	407	-
Total Commercial real estate	1,080	1,080	-	1,080	-

Total Loans	$1,666	$1,156	$510	$1,666	$304

Impaired loans as of December 31, 2011 are set forth in the following table.

(In 000's)	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$491	$78	$413	$491	$246
SBA loans	-	-	-	-	-
Asset-based	101	-	101	101	62
Total Commercial and industrial	592	78	514	592	308

Commercial real estate:
Commercial mortgages	677	677	-	677	-
SBA Loans	-	-	-	-	-
Religious Organizations	418	418	-	418	-
Total Commercial real estate	1,095	1,095	-	1,095	-

Total Loans	$1,687	$1,173	$514	$1,687	$308

	Three Months Ended			Three Months Ended
(In 000's)	March 31, 2012			March 31, 2011
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$481	$-	$483	$-
SBA loans	-	-	-	-
Asset-based	101	-	18	-
Total Commercial and industrial	582	-	501	-

Commercial real estate:
Commercial mortgages	675	-	1,243	-
SBA Loans	-	-	58	-
Religious Organizations	410	-	441	3
Total Commercial real estate	1,085	-	1,742	3

Total Loans	$1,667	-	$2,243	$3

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2012 and December 31, 2011.

6.  Other Real Estate Owned

Period-end other real estate owned was as follows:

(in 000’s)	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
Beginning balance	$1,284	$ 1,417	$ 1,417
Additions, transfers from loans	75	602	602
Proceeds from sales	-	(730)	-
	1,359	1,289	2,019
Less: write-downs	(15)	(5)	(4)
Ending Balance	1,344	1,284	$2,015

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

Assets on the consolidated statements of condition measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,094	$ -	$1,094	$ -
Money Market Funds	129	129	-	-

Total	$1,223	$129	$1,094	$ -

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,152	$-	$1,152	-
Money Market Funds	129	129	-	-
Total	$1,281	$129	$1,152

The fair value of the Bank’s AFS securities portfolio was approximately $1,223,000 and $1,281,000 at March 31, 2012 and December 31, 2011, respectively.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,094,000 at March 31, 2012.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at March 31, 2012.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended March 31, 2012 and year ended December 31, 2011.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated statements of condition by level within the hierarchy as of March 31, 2012 and December 31, 2011, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2012 and year ended December 31, 2011.

 Carrying Value at March 31, 2012:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended March 31, 2012
Impaired loans	$817	-	-	$817	$ 4
Other real estate owned (“OREO”)	$75	-	-	$75	-

Carrying Value at December 31, 2011:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2010
Impaired Loans	$ 206	-	-	$ 206	$(308)
Other real estate owned (“OREO”)	1,284	-	-	1,284	-

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at March 31, 2012 was approximately $304,000.  The valuation allowance for impaired loans at December 31, 2011 was approximately $308,000.

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

The fair value of assets and liabilities are depicted below:

		March 31, 2012		December 31, 2011

(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$7,419	$7,419	$14,497	$14,497
Available for sale securities	Level 2	1,223	1,223	1,281	1,281
Held to maturity securities	Level 2	16,616	17,097	17,209	17,738
Loans, net of allowance for loan losses	Level 2(1)	40,605	41,873	40,635	40,552
Accrued interest receivable	Level 2	326	326	342	342
Liabilities:
Demand deposits	Level 2	30,282	30,282	31,260	31,260
Savings deposits	Level 2	14,496	14,496	14,689	14,689
Time deposits	Level 2	19,150	19,149	25,352	25,401
Accrued interest payable	Level 2	48	48	58	58
(1) For non-impaired loans Level 2; for impaired loans Level 1

8. Regulatory
On January 31, 2012, the Bank entered into stipulations consenting to the issuance of Consent Orders with the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“Department”).  The material terms of the Consent Orders are identical.  The requirements and status of items included in the Consent Orders are as follows:

Requirement	Status
Increase participation of the Bank’s board of directors in the Bank’s affairs by having the board assume full responsibility for approving the Bank’s policies and objectives and for supervising the Bank’s management;
Board participation has been increased will full attendance at board and committee meetings.

Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers;	There have been no changes in management; however, a management assessment will be performed in conjunction with the required management review and written management plan.

Retain a bank consultant acceptable to the FDIC and the Department to develop a written analysis and assessment of the Bank’s management needs and thereafter formulate a written management plan;	An engagement letter from a qualified consultant has been received and approved by the Bank’s regulators. The review will commence in May 2012.

Formulate and implement written profit and budget plans for each year during which the orders are in effect;	A three year profit and budget plans were prepared and submitted to regulators for review together with the Bank’s Strategic Plan in April 2012.

Develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;	A comprehensive strategic plan was prepared and submitted to regulators for review in April 2012.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;
A capital plan with quarterly benchmarks was prepared and submitted to regulators for review together with the Bank’s Strategic Plan in April 2012.

Formulate a written plan to reduce the Bank’s risk positions in each asset or loan in excess of $100,000 classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with quarterly benchmarks measured against capital was prepared and submitted in April 2012.
Requirement	Status
Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Revise the Bank’s loan policy to establish and monitor procedures for adherence to the loan policy and to eliminate credit administration and underwriting deficiencies identified at its current regulatory examination;
The Bank’s loan policy has been revised to include enhanced monitoring procedures. Revisions were submitted to regulators for review in April 2012.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan and lease losses were submitted to regulators for review in April 2012.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators for review in April 2012.

Revise its liquidity and funds management policy and update and review the policy annually;	The Bank’s liquidity policy and contingency plan were submitted to regulators for review in April 2012.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	The first quarterly report will be prepared and submitted in May 2012.

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

 As of March 31, 2012 and December 31, 2011, the Bank’s tier one leverage capital ratio was 6.24% and 6.27%, respectively, and its total risk based capital ratio was 12.12% and 12.41%, respectively. These ratios are below the levels required by the Orders.  Management believes that the Bank has and will continue to comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance company’s, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (l) the recent downgrade , and any future downgrades, in the credit rating of the United States Government and federal agencies; (m) changes in technology being more expensive or difficult than expected; (n) the ability of key third party providers to perform their obligations to UBS and; (o) the Bank and UBS’ success in managing the risks involved in the foregoing, and (m) failure to comply with the Consent Orders with the FDIC and the Pennsylvania Department of Banking.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Overview

The Company reported a net loss of approximately $238,000 ($0.22 per common share) for the quarter ended March 31, 2012 compared to a net loss of approximately $307,000 ($0.29 per common share) for the quarter ended March 31, 2011.  The improvement is primarily related to a reduction in noninterest expense. Management is committed to improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  Therefore, a concentrated effort will be made to stabilize and strengthen the Bank’s Capital through asset reduction, gains on the sale of real estate and core profitability from operations. In addition, management will continue to seek funding from available Community Development Financial Institution (“CDFI”) programs in the future to supplement capital and support growth.

Manage asset quality to minimize credit losses and reduce collection costs. Progress has been made in the Bank’s collection, underwriting, and customer relationship management practices. Evidence of these improvements can be seen in the reduction of the level of impaired/nonperforming loans. In conjunction with requirements of its Consent Orders, management developed a Classified Asset Reduction Plan. During 2012, this Plan will be utilized to achieve further progress in reducing the level of non-performing loans and non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  These activities will likely result in increased credit quality costs, including loan collection and other real estate related costs that will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Earnings enhancement plan. In 2012, management will restructure the Bank’s lending function by gradually exiting consumer lending products and redeploy resources to focus on small business lending; therefore, re-introducing the Bank as a “Business Bank”. This shift into business banking is necessary to reduce costs and increase efficiencies in the lending process to maximize earnings.

Although improvement has been made compared to the same quarter in 2011, the Bank’s noninterest expense continues to be elevated as a result of core deposit intangible amortization expense and occupancy expense related to its three branch structure. Also, unlike other similar-sized community banks, the Bank continues to incur a high level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. While there has been some improvement in noninterest expense, management will seek further savings and efficiencies, where possible, including the following:

•	Staff reductions. Review job functions and staffing levels to ensure the most efficient organizational structure
•	Review and re-negotiation of significant contracts (i.e. data processing, credit card, EFT services, etc.)
•	Sale and/or other disposition of Other Real Estate properties to reduce carrying costs
•	Review and revision of the Bank’s customer service fees to maximize income.

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

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2011 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2012	Quarter ended March 31, 2011
Statement of operations information:
Net interest income	$760	$764
Provision for loan losses	30	30
Noninterest income	194	214
Noninterest expense	1,162	1,255
Net loss	(238)	(307)
Net loss per share-basic and diluted	(0.22)	(0.29)

Balance Sheet information:	March 31, 2012	December 31, 2011
Total assets	$69,280	$77,017
Loans, net	$40,605	$40,635
Investment securities	$17,839	$18,490
Deposits	$63,928	$71,300
Shareholders' equity	$5,023	$5,261

Ratios*:	Quarter ended March 31, 2012	Quarter ended March 31, 2011
Return on assets	(1.26%)	(1.65%)
Return on equity	(19.41%)	(20.95%)
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $2,053,000, or 2.78% during the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011. Average funding sources decreased approximately $2,214,000, or 3.06%, during the quarter ended March 31, 2012 compared to the quarter ended December 31, 2011.

Sources and Uses of Funds Trends
(Thousands of Dollars, except percentages)

	March 31, 2012			December 31, 2011
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,523	($511)	(1.22)%	$42,034
Investment securities
Held-to-maturity	17,544	(491)	(2.72)	18,035
Available-for-sale	1,209	(52)	(4.12)	1,261
Federal funds sold	11,126	(999)	(8.24)	12,125
Balances with other banks	305	-	-	305
Total uses	$71,707	($2,053)	(2.78)%	$73,760
Funding sources:
Demand deposits
Noninterest-bearing	$14,396	($172)	(1.18)%	$14,568
Interest-bearing	16,773	(678)	(3.89)	17,451
Savings deposits	14,677	(57)	(0.39)	14,734
Time deposits	24,380	(1,307)	(5.09)	25,687
Total sources	$70,226	($2,214)	(3.06)%	$72,440

Loans
Average loans declined approximately $511,000, or 1.22%, during the quarter ended March 31, 2012. While the Bank funded more than $2.5 million in loans during the quarter, there were $1 million in commercial loan payoffs and a continued decline in the consumer portfolio created by residential mortgages and home equity repayment activity as consumers refinance to take advantage of the current low interest rate environment.  The Bank is not an originator of residential mortgage loans and has made a strategic shift in its lending program to phase out consumer lending, including home equity loans and lines of credit.  During 2012, management adopted a business banking focus that incorporates strategies to increase the Bank’s commercial lending activity in alliance with a third party SBA loan origination group.  This program is designed to generate fee income as well as build loan volume.  Focused and aggressive business development efforts targeting small businesses will be employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.   In addition, loan participations are used to supplement the Bank’s lending activities.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $30.4 million, or 73.39%, of total loans at March 31, 2012 of which approximately $16.1 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2012 were approximately $13.5 million, or 44.25%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the loans is as follows:

	March 31,	December 31,
(In 000's)	2012	2011

Commercial and industrial:
Commercial	$1,851	$1,486
SBA loans	136	235
Assets-based	1,969	2,009
Total commercial and industrial	3,956	3,730

Commercial real estate:

Commercial mortgages	15,321	14,676
SBA loans	472	477
Construction	1,173	1,391
Religious organizations	13,468	13,653
Total commercial real estate	30,434	30,197

Consumer real estate:
Home equity loans	2,011	2,145
Home equity lines of credit	46	85
1-4 family residential mortgages	3,061	3,356
Total consumer real estate	5,118	5,586

Total real estate	35,552	35,783

Consumer and other:
Consumer installment	52	58
Student loans	1,739	1,761
Other	170	170
Total consumer and other	1,961	1,989

Loans	$41,469	$41,502

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. The allowance for loan losses as a percentage of total loans was 2.08% at March 31, 2012 and 2.09% at December 31, 2011.  During the quarter ended March 31, 2012, provisions for loan losses totaled $30,000.  Net charge-offs during the period totaled approximately $33,000 and were primarily related to one home equity loan for which there was insufficient equity to support repayment.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,666,000 at March 31, 2012 compared to $1,687,000 at December 31, 2011.    The valuation allowance associated with impaired loans was approximately $304,000 and $308,000, at March 31, 2012 and December 31, 2011, respectively. In conjunction with its regulatory Orders, management developed a Classified Asset Reduction Plan. During 2012, this plan will be utilized to reduce the level of impaired and non-performing loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2012 and December 31, 2011, loans to religious organizations represented approximately $407,000 and $418,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans has improved from 40.67% at December 31, 2011 to 43.07% at March 31, 2012 primarily as a result of charge-off and foreclosure-related activity that reduced the level of impaired/nonperforming loans.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2012	December 31, 2011
Commercial and industrial:
Commercial	$485	$491
SBA loans	-	-
Asset-based	101	101
Total Commercial and industrial	586	592

Commercial real estate:
Commercial mortgages	673	677
SBA loans	-	-
Religious organizations	407	418
Total Commercial real estate	1,080	1,095

Consumer real estate:
Home equity loans	112	106
Home equity lines of credit	-	38
1-4 family residential mortgages	228	301
Total consumer real estate	340	445

Total real estate	1,420	1,540

Consumer and other:
Consumer installment	-	-
Student loans	-	-
Other	-	-
Total consumer and other	-	-

Total nonperforming loans	$2,006	$2,132
OREO	1,344	1,284
Total nonperforming assets	$3,350	$3,416

Past due 90 days or more and still accruing interest:
Commercial and industrial:
Commercial	$-	$-
SBA loans	-	-
Asset-based	-	-
Total Commercial and industrial	-	-

Commercial real estate:
Construction	-
SBA loans	-	-
Religious organizations	-	173
Total Commercial real estate	-	173

Consumer real estate:
Home equity loans	189	152
Total consumer real estate	189	152

Total real estate	189	325

Consumer and other:
Student loans	70	146
Other	-	-
Total consumer and other	70	146

Total	$259	$471

Nonperforming loans to total loans	4.83%	5.14%
Nonperforming assests to total loans and OREO	7.82%	7.98%
Nonperforming assests to total assets	4.83%	4.44%

Allowance for loan losses as a percentage of:
Total Loans	2.08%	2.09%
Total nonperforming loans	43.07%	40.67%

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $543,000, or 2.81%, during the quarter ended March 31, 2012. The decrease was primarily related to a decline in investable funds because of reduction in deposits. (Please refer to the Deposits section below.)

The yield on the investment portfolio declined to 3.17% at March 31, 2012 compared to 3.23% at December 31, 2011 as a result of the call of higher yielding agency securities during the period.  The duration of the portfolio has extended to 2.8 years at March 31, 2012 compared to 2.42 years at December 31, 2011 as a result of the purchase of callable agency securities with longer terms as well as amortizing 15 and 20 year government sponsored agency (GSA) mortgage-backed pass-through securities that serve to generate monthly cash flow.   The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended March 31, 2012 average deposits decreased approximately $2,214,000, or 3.06%, concentrated in the category of time deposits.  The publicizing of the Bank’s Consent Orders in March 2012 negatively impacted the Bank’s existing depository relationships with governmental entities resulting in unplanned time deposit redemptions totaling $6 million. As a result, time deposits decreased on average by approximately $1,307,000, or 5.09%, during the quarter ended March 31, 2012. The Bank has approximately $8.0 million governmental or quasi-governmental depository relationships remaining.  Management is proactively communicating with agency officials to avoid further reduction in account balances.

There was also a decrease in average interest checking deposits of approximately $678,000, or 3.89%, during the quarter. The Bank has depository relationships with several not-for-profit and contractor-type customers that receive periodic payments on receivables for which fluctuations occur as funds are utilized for operations.

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

	March 31, 2012	December 31, 2011
Commitments to extend credit	$9,485,000	$9,162,000
Standby letters of credit	1,205,000	1,208,000

The level of commitments at March 31, 2012 increased from approximately $10,370,000 to $10,690,000 as a result of an increase in approved but unfunded loans.  A significant portion of these outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2012, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $7.4 million, or 10.71% of total assets, compared to $14.5 million, or 18.82%, at December 31, 2011. Time deposit redemptions totaling $6 million in March 2012 resulted in a reduction in liquidity during the quarter.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, some of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. The reduction in governmental deposits in March 2012 resulted in the release of approximately $6 million of pledged collateral.

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $12.8 million in loans are scheduled to mature within one year.

To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•
Seek additional non-public deposits from existing private sector customers, specifically, members of the National Bankers Association (“NBA”) will be targeted as a source of deposits. Although not experiencing liquidity shortfalls, the Bank received approximately $2 million in deposits from these institutions in April 2012.

•	Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on pre-approved participation agreements.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million. In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

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

At March 31, 2012, a positive gap position is maintained on a cumulative basis through 1 year of 4.57% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis. This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  The positive gap position decreased during the quarter as a result of the early redemption of $6 million in time deposits and related reduction in Federal Funds Sold. (Refer to Deposits above) Management will review and monitor the structure and rates on investment purchases, new loan originations and renewals to maintain a balanced interest rate risk profile.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2012, the change in the market value of equity in a +200 basis point interest rate change is -20.9%, within the Bank’s policy limit of 25% and -43.2 % in a +400 basis point interest rate change, within the policy limit of 50%.  Management will continue to mitigate this risk by originating more variable rate loans and purchasing variable rate MBS securities, when available.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at March 31, 2012.

Capital Resources
Total shareholders' equity decreased approximately $237,000 compared to December 31, 2011 as a result of a net loss during the quarter ended March 31, 2012. On January 31, 2012, the Bank entered into Consent Orders with its primary regulators that required the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50% with specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. Management developed and submitted a Capital Plan that focuses on curtailing losses to stop the erosion of capital and then increase capital from internal strategies before seeking external capital investment as follows:

•
Asset Reduction--While not intentionally sought, in late March 2012, the Bank’s deposits declined by more than $6 million as a result of the early redemption of several governmental and quasi-governmental time deposits.  This decline served to de-leverage the Bank’s balance sheet while still maintaining adequate levels of liquidity. While there was no immediate impact on the Bank’s capital ratios, the improvement from this deposit reduction will be better reflected in the quarter ended June 30, 2012 as average assets will be lower for the quarter.

•	Gains on sale of real estate -- The Bank owns real estate that it will seek to sell for a gain.

In addition, because the Bank is a CDFI, it has the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program was created in 1994 to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2011, the Bank applied for a BEA grant based on lending activity but did not qualify.  Management will continue to seek funding from available CDFI programs in the future to supplement capital and support growth, but will not include funding as part of its 2012 plan.

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

(in 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,263	12.12%	$3,474	8.00%	N/A
Bank	5,263	12.12%	3,474	8.00%	$4,342	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,715	10.86%	1,737	4.00%	N/A
Bank	4,715	10.86%	1,737	4.00%	$2,605	6.00%
Tier I capital to average assets:
Consolidated	4,715	6.24%	3,023	4.00%	N/A
Bank	4,715	6.24%	3,023	4.00%	$3,778	5.00%

(in 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,460	12.45%	$3,513	8.00%	N/A
Bank	5,440	12.41%	3,507	8.00%	$4,384	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,908	11.20%	1,756	4.00%	N/A
Bank	4,888	11.15%	1,754	4.00%	$2,630	6.00%
Tier I capital to average assets:
Consolidated	4,908	6.29%	3,122	4.00%	N/A
Bank	4,888	6.27%	3,119	4.00%	$3,899	5.00%

Results of Operations

Summary
The Company reported a net loss of approximately $238,000 ($0.22 per common share) for the quarter ended March 31, 2012 compared to a net loss of approximately $307,000 ($0.29 per common share) for the quarter ended March 31, 2011.  The improvement is primarily related to a reduction in noninterest expense. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended March 31, 2012			Three months ended March 31, 2011
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,523	$660	6.36%	$43,579	$668	6.13%
Investment securities-HTM	17,544	128	2.92	15,406	141	3.66
Investments securities-AFS	1,209	9	2.98	1,243	12	3.86
Federal funds sold	11,126	5	0.18	8,861	3	0.14
Interest bearing balances with other banks	305	1	0.25	305	1	0.25
Total interest-earning assets	71,707	803	4.48	69,394	825	4.76
Interest-bearing liabilities
Demand deposits	16,773	13	0.31	13,681	18	0.53
Savings deposits	14,677	2	0.05	14,028	3	0.09
Time deposits	24,380	28	0.46	25,954	40	0.62
Total interest-bearing liabilities	55,830	43	0.31	53,663	61	0.45
Net interest earnings		$760			$764
Net yield on interest-earning assets			4.24%			4.40%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $4,000, or 0.58%, for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The net yield on interest-earning assets for the quarter ended March 31, 2012 declined to 4.24% from 4.40% for the same quarter in 2011. Although the yield on loans increased as a result of the transfer of several nonaccrual loans to OREO and the imposition of default interest rates for several borrowers for noncompliance with note requirements to provide annual financial statements, the overall yield on interest-bearing assets declined.  This decline was primarily the result of a reduction in yield on investment securities due to the call of higher yielding agency bonds that were replaced in the current low interest rate environment.

The cost of interest-bearing liabilities fell 14 basis points for the quarter ended March 31, 2012 compared to the same period in 2011 as a result of rate reductions made on the Bank’s deposit products to follow market conditions. However, deposit rates have relatively “bottomed-out”, leaving little room to make further downward adjustments.

For the quarter ended March 31, 2012 compared to the same period in 2011, there was a decrease in net interest income of approximately $60,000 due to changes in volume and an increase of approximately $56,000 due to changes in rate.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2012 compared to 2011
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans	$(128)	$120	$(8)
Investment securities held-to-maturity	70	(83)	(13)
Investment securities available-for-sale	(1)	(2)	(3)
Interest-bearing deposits with other banks	4	(4)	-
Federal funds sold	4	(2)	2
Total Interest-earning assets	(51)	29	(22)
Interest paid on:
Demand deposits	13	(18)	(5)
Savings deposits	-	(1)	(1)
Time deposits	(8)	(4)	(12)
Total interest-bearing liabilities	5	(23)	(18)
Net interest income	$(56)	$52	$(4)

While average earning assets increased by approximately $2.3 million, both the decline in loan volume as well as the reduction in yield on the investment portfolio, did not allow for an increase in net interest income.   Management’s focus is on increasing loan origination activity to boost the net interest income.

Provision for Loan Losses
The provision for loan losses was $30,000 for both the three months ended March 31, 2012 and 2011. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures.   Asset quality appears to have stabilized as the level of nonperforming/impaired loans has declined and delinquency trends have improved. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income declined approximately $19,000, or 9.10%, for the quarter ended March 31, 2012 compared to the same quarter in 2011.   .

While customer service fees were relatively unchanged, ATM fees declined approximately $6,000, or 7.42%, for the quarter ended March 31, 2012 compared to 2011. The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.   Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system that will be implemented as ATM hardware upgrades are made to meet American Disabilities Act requirements during 2012.

Noninterest Expense
Salaries and benefits decreased approximately $16,000, or 3.77%, for the quarter ended March 31, 2012 compared to 2011 as a result of the severance of unproductive personnel in the lending/credit administration area of the Bank in April 2011. Management continues to review the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity in conjunction with the Consent Orders and 2012 strategic plan.

Occupancy expense increased approximately $4,600, or 1.71%, for the quarter ended March 31, 2012 compared to 2011 as a result of rent escalations and an increase in common area maintenance expense related to leased facilities.

Office operations and supplies expense decreased approximately $3,000, or 3.81%, for the quarter ended March 31, 2012 compared to 2011.    There was a decrease in general office supplies expense as a result of the move to a less costly supplier and a concerted effort to reduce waste (i.e. using 2 sides of paper, only printing when necessary, etc.). Management continues to review all office operations expenses in effort to reduce expenses.

Marketing and public relations expense decreased approximately $18,000, or 79.60%, for the quarter ended March 31, 2012 compared to 2011.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.  In 2012, direct marketing was curtailed.  More direct outreach through office receptions and direct calling by business development staff will be utilized to reduce expenses.

Professional services expense increased approximately $2,500, or 3.54%, for the quarter ended March 31, 2012 compared to 2011.  The increase is related to legal expenses incurred in conjunction with the Bank’s Consent Orders.

Data processing expenses increased approximately $1,000, or 0.62%, for the quarter ended March 31, 2012 compared to 2011 as a result of an annual escalation in core processing fees.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an extensive ATM network of twenty-four (24) machines for which it pays processing fees.  This network is larger than most banks in its peer group.  Management continues to seek reduction in its processing costs including contract re-negotiations/extensions and line item reviews.

Federal deposit insurance assessments decreased approximately $41,000, or 97.12%, for the quarter ended March 31, 2012 compared to 2011.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The FDIC assessment billing statements are provided one quarter in arrears and reflected a lower premium than recorded for the assessment period ending December 31, 2011.  The impact of the recent Consent Orders on the insurance premiums is not yet known.

Loan and collection expenses decreased approximately $28,000, or 59.50%, for the quarter ended March 31, 2012 compared to 2011. The decrease is directly related to a reduction in the level foreclosure and collection activity as asset quality trends appear to have stabilized.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of March 31, 2012, the Bank’s tier one leverage capital ratio was 6.24% and its total risk based capital ratio was 12.12%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

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

UNITED BANCSHARES, INC.

Date: May 15, 2012	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 15, 2012	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.