Form 10-Q
period 2012-06-30
UNITED BANCSHARES INC /PA
filed 2012-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 6, 2012, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of August 6, 2012.

FORM 10-Q

Index
Item No.	Page

PART I-FINANCIAL INFORMATION

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(unaudited)

Assets:	June 30, 2012	December 31, 2011
Cash and due from banks	$2,318,003	$2,778,924
Interest-bearing deposits with banks	305,746	305,405
Federal funds sold	5,436,000	11,413,000
Cash and cash equivalents	8,059,749	14,497,329

Investment securities:
Available-for-sale, at fair value	1,159,992	1,280,874

Held-to-maturity, at amortized cost (fair value of $13,691,878 and $17,738,368 at June 30, 2012 and December 31 2011, respectively)	13,081,434	17,209,295

Loans, net of unearned discount	42,825,257	41,502,205
Less allowance for loan losses	(906,080)	(867,019)
Net loans	41,919,177	40,635,186
Bank premises and equipment, net	890,046	988,170
Accrued interest receivable	320,104	342,029
Other real estate owned	1,332,942	1,284,390
Intangible assets	224,772	313,811
Prepaid expenses and other assets	476,579	465,838
Total assets	67.464,795	77,016,922
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$15,267,530	$14,373,040
Demand deposits, interest-bearing	15,229,910	16,886,633
Savings deposits	14,305,890	14,688,985
Time deposits, under $100,000	7,488,895	7,768,057
Time deposits, $100,000 and over	10,036,671	17,583,743
Total deposits	62,328,896	71,300,458
Accrued interest payable	23,625	58,361
Accrued expenses and other liabilities	326,427	397,187
Total liabilities	62,678,948	71,756,006

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value; 191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(10,014,536)	(9,539,831)
Accumulated other comprehensive income	38,477	38,841
Total shareholders’ equity	4,785,847	5,260,916
Total liabilities and shareholders’ equity	$67,464,795	$77,016,922

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30, 2012	Three Months ended June 30, 2011	Six Months ended June 30, 2012	Six Months ended June 30, 2011
Interest income:
Interest and fees on loans	$660,151	$651,709	$1,319,842	1,319,991
Interest on investment securities	115,283	156,857	252,472	310,088
Interest on federal funds sold	3,338	4,071	8,930	7,315
Interest on time deposits with other banks	174	172	348	346
Total interest income	778,946	812,809	1,581,592	1,637,740

Interest expense:
Interest on time deposits	19,899	38,750	48,131	78,543
Interest on demand deposits	12,074	19,747	25,127	37,457
Interest on savings deposits	1,755	3,471	3,557	6,891
Total interest expense	33,728	61,968	76,816	122,891
Net interest income	745,218	750,841	1,504,776	1,514,849
Provision for loan losses	30,000	40,000	60,000	70,000

Net interest income after provision for loan losses	715,218	710,841	1,444,776	1,444,849

Noninterest income:
Customer service fees	95,745	96,050	192,891	193,335
ATM fee income	80,992	90,605	160,771	176,779
Loan syndication fees	80,000	80,000	80,000	80,000
Gain on sale of other real estate	-	111,291	-	111,291
Other income	22,243	21,408	39,557	51,626
Total noninterest income	278,890	399,354	473,219	613,031

Noninterest expense:
Salaries, wages and employee benefits	392,971	415,426	806,508	845,164
Occupancy and equipment	265,820	277,524	540,597	547,669
Office operations and supplies	75,718	75,226	150,123	152,582
Marketing and public relations	18,840	35,633	23,489	58,425
Professional services	78,294	72,051	151,532	142,782
Data processing	111,196	124,413	238,002	250,430
Loan and collection costs	99,961	59,200	119,227	106,772
Deposit insurance assessments	26,209	42,092	27,424	84,230
Other operating	162,085	177,414	335,798	346,577
Total noninterest expense	1,231,094	1,278,979	2,392,700	2,534,631
Net loss before income taxes	(237,465)	(168,784)	(474,705)	(476,751)
Provision for income taxes	-	-	-	-
Net loss	$(236,896)	$(168,784)	$(474,705)	$(476,751)

Net loss per common share—basic and diluted	$(0.22)	$(0.16)	$(0.45)	$(0.45)
Weighted average number of common shares	1,065,588	1,065,588	1,065,588	1,065,588
Comprehensive Loss
Net Loss	$(236,896)	$(168,784)	$(474,705)	$(476,751)
Unrealized (losses) gains on available for sale securities	(723)	812	(364)	(1,478)
Total comprehensive loss	$(237,619)	$(169,596)	$(475,069)	$(478,229)

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,

	2012	2011

Cash flows from operating activities:
Net loss	$(474,705)	$(476,751)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	60,000	70,000
Gain on sale of other real estate	-	(111,291)
Amortization of premiums on investments	63,512	20,381
Amortization of core deposit intangible	89,039	89,039
Depreciation on fixed assets	114,259	126,135
Write-down of other real estate owned	26,248	3,879
Decrease in accrued interest receivable and
other assets	11,184	32,771
Decrease in accrued interest payable and
other liabilities	(105,496)	(84,851)
Net cash used in operating activities	(215,959)	(330,688)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(3,249,311)	(7,623,124)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	117,594	130,225
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	7,316,585	4,785,904
Proceeds from the sale of other real estate owned	-	820,803
Net (increase) decrease in loans	(1,418,792)	3,807,158
Purchase of bank premises and equipment	(16,135)	(79,376)
Net cash provided by investing activities	2,749,941	1,239,490

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,971,562)	2,484,042
Net cash (used in) provided by financing activities	(8,971,562)	2,484,042
Net (decrease) increase in cash and cash equivalents	(6,437,580)	3,392,844
Cash and cash equivalents at beginning of year	14,497,329	8,696,111
Cash and cash equivalents at end of year	$8,059,749	$12,088,955
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$111,552	$115,038
Noncash transfer of loans to other real estate owned	$74,800	$602,100

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2012 and December 31, 2011 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2012 and 2011.

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

2. Net Loss Per Share
The calculation of net loss income per share follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Basic:
Net loss available to common shareholders	$(236,896)	$(168,784)	$(474,705)	$(476,751)
Average common shares outstanding-basic	1,065,588	1,065,588	1,065,588	1,065,588
Net loss per share-basic	$ (0.22)	$ (0.16)	$ (0.45)	$ (0.45)
Diluted:
Average common shares-diluted	1,065,588	1,065,588	1,065,588	1,065,588
Net loss per share-diluted	$ (0.22)	$ (0.16)	$ (0.45)	$ (0.45)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.New Authoritative Accounting Guidance
 In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company adopted ASU No. 2011-04 as of March 31, 2012  as reflected in Note 7.
In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 during the quarter ended March 31, 2012 and presents comprehensive loss in a separate statement.

In December 2011, the FASB issued an update (“ASU” No. 2011-12, Presentation of Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) which under ASU 2011-05 defers the effective date pertaining to reclassification adjustments out of other accumulated other comprehensive income (AOCI).  Concerns were raised that reclassifications of items out of AOCI would be costly for preparers and may add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 are not affected by this Update. This amendment is effective for interim and annual periods beginning after December 15, 2011. The Company has complied with the guidance for the period ended June 30, 2012.

In December 2011, the FASB issued Accounting Standards Update ASU 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This Update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the impact of ASU 2011-11 on its consolidated financial statements.

4.  Investment Securities
The following is a summary of the Company's investment portfolio as of June 30, 2012:
(In 000’s)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$973	$58	$-	$1,031
Investments in money market funds	129	-	-	129
	$1,102	$58	-	$1,160
Held-to-maturity:
U.S. government agencies	$3,640	$157	$-	$3,797
Government Sponsored Enterprises residential mortgage-backed securities	9,441	454	-	9,895
	$13,081	$611	$-	$13,692

The following is a summary of the Company's investment portfolio as of December 31, 2011:
(In 000’s)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,094	$58	$-	$1,152
Investments in money market funds	129	-	-	129
	$1,223	$58	$-	$1,281
Held-to-maturity:
U.S. government agencies	$7,531	$158	$-	$7,689
Government Sponsored Enterprises residential mortgage-backed securities	9,678	373	(2)	10,049
	$17,209	$531	$(2)	$17,738

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2012, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	973	1,031
Total debt securities	$973	$1,031
Investments in money market funds	$129	$129
	$1,102	$1,160
Held-to-maturity
Due in one year	$-	-
Due after one year through five years	3,640	3,797
Due after five years through ten years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	9,441	9,895
	$13,081	$13,692

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no individual securities in a continuous unrealized loss position at June 30, 2012.  The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Government Sponsored Enterprises residential mortgage-backed securities	$1,018	$(2)	$-	$-	$1,018	$(2)
Total	$1,018	$(2)	$-	$-	$1,018	$(2)

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.

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

5. Allowance for Loan Losses
The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.

•	Historical Charge-Off Component – Applies an eight-quarter historical charge-off rate to all pools of non-classified loans.

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

All of these factors may be susceptible to significant change.   There were no changes in qualitative factors during the three months ended June 30, 2012.  During the period, the average loss factors declined in each category due to minimal charge-of activity.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.
(in 000's)	For the Six months ended June 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for possible loan losses	109	(50)		1	60

Charge-offs	-	-	(38)	(9)	(47)
Recoveries	-	5	13	8	26
Net charge-offs	-	5	(21)	(1)	(21)

Ending balance	$496	$367	$43	$-	$906

(in 000's)	For the Six months ended June 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$52	$20	$926
Provision for possible loan losses	40	23	-	7	70

Charge-offs	(62)	(148)	-	(37)	(247)
Recoveries	1	4	3	10	18
Net charge-offs	61)	(144)	3	(27)	(229)

Ending balance	$280	$432	$55	$-	$767

(in 000's)	For the Three Months ended June 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$417	$412	$35	$-	$864
Provision for possible loan losses	30	-		-	30

Charge-offs	-	-		-	-
Recoveries	-	2	10	-	12
Net charge-offs	-	2	10	-	12

Ending balance	$477	$414	$45	$-	$906

(in 000's)	For the Three Months ended June 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$239	$430	$75	$-	$744
Provision for possible loan losses	40	-	(20)	20	40

Charge-offs	-	-	-	(24)	(24)
Recoveries	1	2	-	4	7
Net charge-offs	1	2	-	(20)	(17)

Ending balance	$280	$432	$55	$-	$767

(in 000's)	As of June 30, 2012
Period-end amount allocated to:
Loans individually evaluated for impairment	$496	$-	$-	$-	$496
Loans collectively evaluated for impairment	-	367	43	-	410
	$496	$367	$43	$-	$906
Loans, ending balance:
Loans individually evaluated for impairment	$686	$1,058	$-	$-	$1,744
Loans collectively evaluated for impairment	2,960	31,303	4,951	1,867	41,081
Total	$3,646	$32,361	$4,951	$1,867	$42,825

(in 000's)	As of December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$308	$-	$-	$-	$308
Loans collectively evaluated for impairment	79	412	68	-	559
	$387	$412	$68	$-	$867
Loans, ending balance:
Loans individually evaluated for impairment	$592	$1,095	$-	$-	$1,687
Loans collectively evaluated for impairment	3,138	29,102	5,586	1,989	39,815
Total	$3,730	$30,197	$5,586	$1,989	$41,502

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of June 30, 2012 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$23	$-	$482	$505	$1,162	$1,667
SBA loans	-	-	-	-	129	129
Asset-based	-	-	155	155	1,695	1,850
Total Commercial and industrial	23	-	637	660	2,986	3,646

Commercial real estate:
Commercial mortgages	0	-	662	662	15,112	15,774
SBA loans	-	-	-	-	1,217	1,217
Construction	-	-	-	-	2,068	2,068
Religious organizations	291	-	396	687	12,615	13,302
Total Commercial real estate	291	-	1,058	1,349	31,012	32,361

Consumer real estate:
Home equity loans	105	189	111	405	1,472	1,877
Home equity lines of credit	-	-	-	-	45	45
1-4 family residential mortgages	-	-	227	227	2,802	3,029
Total consumer real estate	105	189	338	632	4,319	4,951

Total real estate	396	189	1,396	1,981	35,331	37,312

Consumer and other:
Consumer installment	-	-	-	-	46	46
Student loans	100	125	-	225	1,433	1,658
Other	4	-	-	4	159	163
Total consumer and other	104	125	-	229	1,638	1,867

Total loans	$523	$314	$2,033	$2,870	$39,955	$42,825

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$32	$-	$491	$523	$963	$1,486
SBA loans	-	-	-	-	235	235
Asset-based	-	-	101	101	1,908	2,009
Total commercial and industrial	32	-	592	624	3,106	3,730

Commercial real estate:
Commercial mortgages	99	-	677	776	13,901	14,677
SBA loans	-	-	-	-	476	476
Construction	-	-	-	-	1,391	1,391
Religious organizations	559	173	418	1,150	12,503	13,653
Total commercial real estate	658	173	1,095	1,926	28,271	30,197

Consumer real estate:
Home equity loans	173	152	106	431	1,714	2,145
Home equity lines of credit	-	-	38	38	47	85
1-4 family residential mortgages	-	-	301	301	3,055	3,356
Total consumer real estate	173	152	445	770	4,816	5,586

Total real estate	831	325	1,540	2,696	33,087	35,783

Consumer and other:
Consumer installment	-	-	-	-	58	58
Student loans	112	146	-	258	1,503	1,761
Other	3	-	-	3	167	170
Total consumer and other	115	146	-	261	1,728	1,989

Total loans	$978	$471	$2,132	$3,581	$37,921	$41,502

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

Classified Loans by Class
(In 000's)	June 30, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$457	$328	$23	$255	$225	$1,667
SBA loans	-	31	-	48	50	-	129
Asset-based	-	1,516	125	53	99	57	1,850
	379	2,004	453	124	404	282	3,646
Commercial real estate:
Commercial mortgages	-	13,579	767	-	1,428	-	15,774
SBA Loans	-	1,215	-	-	2	-	1,217
Construction	-	2,068	-	-	-	-	2,068
Religious organizations	-	8,846	3,299	167	990	-	13,302
	-	25,708	4,066	167	2,420	-	32,361

Total commercial loans	$379	$27,712	$4,519	$291	$2,824	$282	$36,007

	June 30, 2012
	Residential Mortgage and Consumer Loans- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,766	$111	$1,877
Home equity line of credit	45	-	45
1-4 family residential mortgages	2,802	227	3,029
	4,613	338	4,951

Consumer Other:
Consumer Installment	46	-	46
Student loans	1,658	-	1,658
Other	163	-	163
	1,867	-	1,867

Total consumer loans	$6,480	$338	$6,818

Total loans				$42,825

(In 000's)	December 31, 2011
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$586	$-	$31	$264	$226	$1,486
SBA loans	-	130	56	-	49	-	235
Asset-based	-	1,847	61	-	101	-	2,009
	379	2,563	117	31	414	226	3,730
Commercial real estate:
Commercial mortgages	-	13,118	151	-	1,408	-	14,677
SBA Loans	-	471	-	-	5	-	476
Construction	-	1,391	-	-	-	-	1,391
Religious organizations	-	9,751	2,925	-	977	-	13,653
	-	24,731	3,076	-	2,390	-	30,197

Total commercial loans	$379	$27,294	$3,193	$31	$2,804	$226	$33,927

	December 31, 2011
	Residential Mortgage and Consumer Loans- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$2,039	$106	$2,145
Home equity line of credit	47	38	85
1-4 family residential mortgages	3,055	301	3,356
	5,141	445	5,586

Consumer Other:
Consumer Installment	58	-	58
Student loans	1,761	-	1,761
Other	170	-	170
	1,989	-	1,989

Total consumer loans	$7,130	$445	$7,575

Total loans				$41,502

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the sic months ended June 30, 2012 and 2011, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of June 30, 2012 are set forth in the following table.
(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment
	Principal	With No	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial and industrial:
Commercial	$481	$24	$457	$291
SBA loans	50	-	50	50
Asset-based	155	-	155	155
Total Commercial and industrial	686	24	662	496

Commercial real estate:
Commercial mortgages	662	662	-	-
Religious Organizations	396	396	-	-
Total Commercial real estate	1,058	1,058	-	-

Total Loans	$1,744	$1,082	$662	$496

Impaired loans as of December 31, 2011 are set forth in the following table.
(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment
	Principal	With No	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial and industrial:
Commercial	$491	$78	$413	$246
Asset-based	101	-	101	62
Total Commercial and industrial	592	78	514	308

Commercial real estate:
Commercial mortgages	677	677	-	-
SBA Loans	-	-	-	-
Religious Organizations	407	407	-	-
Total Commercial real estate	1,095	1,095	-	-

Total Loans	$1,687	$1,173	$514	$308

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans for the three and six months ended June 30, 2012 and 2011.

		Six Months Ended		Six Months Ended
(In 000's)		June 30, 2012		June 30, 2011
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$482	$-	$471	$-
SBA loans	8	1	18	-
Asset-based	119	-	17	-
Total Commercial and industrial	609	1	506	-

Commercial real estate:
Commercial mortgages	670	-	946	-
SBA Loans	-	-	58	-
Religious Organizations	405	-	440	3
Total Commercial real estate	1,075	-	1,444	3

Total Loans	$1,684	$1	$1,950	$3

		Three Months Ended		Three Months Ended
(In 000's)		June 30, 2012		June 30, 2011
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$499	$-	$460	$-
SBA loans	-	1	18	-
Asset-based	138	-	34	-
Total Commercial and industrial	637	1	512	-

Commercial real estate:
Commercial mortgages	666	-	649	-
SBA loans	-		58
Religious Organizations	399	-	440	-
Total Commercial real estate	1,065	-	1,147	-

Total Loans	$1,702	$1	$1,659	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2012 and December 31, 2011.

6.  Other Real Estate Owned

Period-end other real estate owned was as follows:

(in 000's)	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011

Beginning balance	$1,284	$1,417
Additions, transfers from loans	75	602
Sale of other real estate (book value)	-	(730)
	1,359	1,289
Less: write-downs	(26)	(5)
Ending Balance	$1,333	$1,284

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.
(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,031	$ -	$1,031	$ -
Money Market Funds	129	129	-	-
Total	$1,160	$129	$1,031	$ -

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,152	$-	$1,152	-
Money Market Funds	129	129	-	-
Total	$1,281	$129	$1,152

The fair value of the Bank’s AFS securities portfolio was approximately $1,160,000 and $1,281,000 at June 30, 2012 and December 31, 2011, respectively.  Over 90% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $1,031,000 at June 30, 2012.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at June 30, 2012.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended June 30, 2012 and year ended December 31, 2011.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated statements of condition by level within the hierarchy as of June 30, 2012 and December 31, 2011, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2012 and year ended December 31, 2011.

 Carrying Value at June 30, 2012:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 6 months ended June 30, 2012
Impaired loans	$166	-	-	$166	$ (190)
Other real estate owned (“OREO”)	$1,333	-	-	$1,333	$ (26)

Carrying Value at December 31, 2011:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2010
Impaired Loans	$ 206	-	-	$ 206	$(308)
Other real estate owned (“OREO”)	1,284	-	-	1,284	-

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at June 30, 2012 was approximately $496,000.  The valuation allowance for impaired loans at December 31, 2011 was approximately $308,000.

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

Accrued interest receivable:  The carrying amount of accrued interest receivable approximates fair value.

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

The fair value of assets and liabilities are depicted below:

		June 30, 2012		December 31, 2011
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$8,060	$8,060	$14,497	$14,497
Available for sale securities	(1)	1,160	1,160	1,281	1,281
Held to maturity securities	Level 2	13,081	13,692	17,209	17,738
Loans, net of allowance for loan losses	(2)	41,919	43,271	40,635	40,552
Accrued interest receivable	Level 2	320	320	342	342
Liabilities:
Demand deposits	Level 2	30,497	30,497	31,260	31,260
Savings deposits	Level 2	14,306	14,306	14,689	14,689
Time deposits	Level 2	17,526	17,544	25,352	25,401
Accrued interest payable	Level 2	24	24	58	58
(1) Level 1 for money market funds; Level 2 for all other securities.
(2) Level 2 for non-impaired loans; Level 3 for impaired loans.

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
Board participation has been improved with attendance at board and committee meetings.

Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers;
There have been no changes in management; however, a management assessment was completed in June 2012 in conjunction with the required management review and written management plan with benchmarks for recommended enhancements.

Retain a bank consultant acceptable to the FDIC and the Department to develop a written analysis and assessment of the Bank’s management needs and thereafter formulate a written management plan;	An engagement letter from a qualified consultant was received and approved by the Bank’s regulators. Upon acceptance, the review commenced in May 2012 and was completed in June 2012.

Formulate and implement written profit and budget plans for each year during which the orders are in effect;	A three year profit and budget plan was prepared and submitted to regulators for review together with a revised Strategic Plan in May 2012 following the completion of a regulatory review.

Develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;	A comprehensive strategic plan was prepared and submitted to regulators for review in May 2012 following the completion of a regulatory review.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;
A capital plan with quarterly benchmarks was prepared and submitted to regulators for review together with the Bank’s Strategic Plan in May 2012 following the completion of a regulatory review.

Requirement	Status
Formulate a written plan to reduce the Bank’s risk positions in each asset or loan in excess of $100,000 classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with quarterly benchmarks measured against capital was prepared and submitted in May 2012 following the completion of a regulatory review.

Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Revise the Bank’s loan policy to establish and monitor procedures for adherence to the loan policy and to eliminate credit administration and underwriting deficiencies identified at its current regulatory examination;
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted to regulators for review in April 2012.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted to regulators for review in April 2012.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators for review in April 2012.

Revise its liquidity and funds management policy and update and review the policy annually;	The Bank’s liquidity policy and contingency plan were submitted to regulators for review in April 2012.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	The first quarterly report was prepared and submitted in May 2012 as required.

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

 As of June 30, 2012 and December 31, 2011, the Bank’s tier one leverage capital ratio was 6.50% and 6.27%, respectively, and its total risk based capital ratio was 11.94% and 12.41%, respectively. These ratios are below the levels required by the Orders.  Management believes that the Bank has and will continue to comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

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

Overview

The Company reported a net loss of approximately $237,000 ($0.22 per common share) for the quarter ended June 30, 2012 compared to a net loss of approximately $169,000 ($0.16 per common share) for the quarter ended June 30, 2011. The Company reported a net loss of approximately $475,000 ($0.45 per common share) for the six months ended June 30, 2012 compared to a net loss of approximately $477,000 ($0.45 per common share) for the six months ended June 30, 2011. While there was no significant improvement in the Company’s overall performance compared to 2011, the core operating performance did improve as the results for 2011 included a non-recurring gain on the sale of other real estate of approximately $111,000.   Management is committed to improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  Therefore, a concentrated effort will be made to stabilize and strengthen the Bank’s Capital through asset reduction, gains on the sale of real estate and core profitability from operations. In addition, management will continue to seek funding from available Community Development Financial Institution (“CDFI”) programs in the future to supplement capital and support growth.  In July 2012, the Bank applied for a grant totaling $279,000 from the CDFI Bank Enterprise Award Fund (“BEA”).  Notification of award will be made by September 30, 2012.

Manage asset quality to minimize credit losses and reduce collection costs.  Generally, asset quality trends have stabilized with no significant additions to nonperforming, impaired, or classified loans.  In conjunction with requirements of its Consent Orders, management developed a Classified Asset Reduction Plan that is being utilized to achieve   progress in reducing the level of non-performing loans and non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  These activities will likely result in increased credit quality costs, including loan collection and other real estate related costs that will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Earnings enhancement plan. In 2012, management began restructuring the Bank’s lending function by exiting consumer lending products and redeploying its resources to focus on small business lending.  This shift to business banking is necessary to reduce costs and increase efficiencies in the lending process in order to maximize earnings.

Although improvement has been made compared to the same period in 2011, the Bank’s noninterest expense continues to be elevated as a result of core deposit intangible amortization expense and occupancy expense related to its three branch structure. Also, unlike other similar-sized community banks, the Bank continues to incur a high level of professional service fees (consulting, audit and legal) to comply with the Consent orders and because of its SEC filing requirements as a result of having in excess of 1,200 shareholders.  During the quarter, management successfully reduced data processing cost by re-negotiating its core processing contract, however, further savings and efficiencies will be sought, where possible, including the following:

•	Staff reductions. Review job functions and staffing levels to ensure the most efficient organizational structure
•	Sale and/or other disposition of Other Real Estate properties to reduce carrying costs
•	Review and revision of the Bank’s customer service fees to maximize income.

In addition, management will continue to focus on growing the Bank’s loan portfolio and reducing the level of nonaccrual loans to increase net interest income.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2012	Quarter ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Statement of operations information:
Net interest income	$745	$751	$1,505	$1,515
Provision for loan losses	30	40	60	70
Noninterest income	279	399	473	613
Noninterest expense	1,232	1,279	2,393	2,534
Net loss	(237)	(169)	(475)	(477)
Net loss per share-basic and diluted	(0.22)	(0.16)	(0.45)	(0.45)

Balance Sheet information:	June 30, 2012	December 31, 2011
Total assets	$67,465	$77,017
Loans, net	$41,919	$40,635
Investment securities	$14,241	$18,490
Deposits	$62,329	$71,300
Shareholders' equity	$4,786	$5,261

Ratios*:	Quarter ended June 30, 2012	Quarter ended June 30, 2011
Return on assets	(1.30%)	(0.89%)
Return on equity	(19.72%)	(11.62%)
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $6,180,000, or 8.62% during the quarter ended June 30, 2012 compared to the quarter ended March 31, 2012. Average funding sources decreased approximately $5,742,000, or 8.18%, during the quarter ended June 30, 2012 compared to the quarter ended March 31, 2012.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)	June 30, 2012			March 31, 2012
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$42,355	$832	2.00	$41,523
Investment securities
Held-to-maturity	15,025	(2,519)	(14.36)	17,544
Available-for-sale	1,142	(67)	(5.54)	1,209
Federal funds sold	6,700	(4,426)	(39.78)	11,126
Balances with other banks	305	-	-	305
Total uses	$65,527	($6,180)	(8.62)%	$71,707
Funding sources:
Demand deposits
Noninterest-bearing	$15,322	$926	6.43	$14,396
Interest-bearing	15,944	(829)	(4.94)	16,773
Savings deposits	14,277	(400)	(2.73)	14,677
Time deposits	18,941	(5,439)	(22.31)	24,380
Total sources	$64,484	($5,742)	(8.18)	$70,226

Loans
Average loans increased by approximately $832,000, or 2.00%, during the quarter ended June 30, 2012. While the Bank funded more than $2.4 million in loans during the quarter, there was continued decline in the consumer portfolio created by residential mortgages and home equity repayment activity as consumers refinance to take advantage of the current low interest rate environment.  The Bank is not an originator of residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.  Management adopted a business banking focus that incorporates strategies to increase the Bank’s commercial lending activity in alliance with a third party SBA loan origination group.  This program is designed to generate fee income as well as build loan volume.  During the quarter ended June 30, 2012, the Bank originated one loan under this program totaling $750,000.  A gain of approximately $50,000 was recognized on the sale of the guaranteed portion of this loan in August 2012.  Focused and aggressive business development efforts targeting small businesses are being employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.   In addition, loan participations will be used to supplement the Bank’s lending activities.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $32.4 million, or 75.57%, of total loans at June 30, 2012 of which approximately $16.7 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2012 were approximately $13.3 million, or 41.11%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2012	2011

Commercial and industrial:
Commercial	$1,667	$1,486
SBA loans	129	235
Assets-based	1,850	2,009
Total commercial and industrial	3,646	3,730

Commercial real estate:

Commercial mortgages	15,774	14,677
SBA loans	1,217	476
Construction	2,068	1,391
Religious organizations	13,302	13,653
Total commercial real estate	32,361	30,197

Consumer real estate:
Home equity loans	1,877	2,145
Home equity lines of credit	45	85
1-4 family residential mortgages	3,029	3,356
Total consumer real estate	4,951	5,586

Total real estate	37,312	35,783

Consumer and other:
Consumer installment	46	58
Student loans	1,658	1,761
Other	163	170
Total consumer and other	1,867	1,989

Loans, net	$42,825	$41,502

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data. For the quarter ended June 30, 2012, the Bank migrated from a twelve rolling quarter historical loss factor to an eight rolling quarter factor as it better represents the current trends and market conditions and is consistent with industry practice.  This migration did not result in a material change in reserve requirements.  The allowance for loan losses as a percentage of total loans was 2.12% at June 30, 2012 and 2.09% at December 31, 2011.  During the six months ended June 30, 2012, provisions for loan losses totaled $60,000.  Net charge-offs during the period totaled approximately $21,000 and were primarily related to one home equity loan for which there was insufficient equity to support repayment.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,744,000 at June 30, 2012 compared to $1,687,000 at December 31, 2011. The increase is related to one loan totaling approximately $56,000. The valuation allowance associated with impaired loans was approximately $496,000 and $308,000, at June 30, 2012 and December 31, 2011, respectively. The increase is related to two asset-based loans for which cash flows from contracts are not estimable, making the collection of principal and interest uncertain.  In conjunction with its regulatory Orders, management developed a Classified Asset Reduction Plan. During 2012, the plan is being utilized as a roadmap to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2012 and December 31, 2011, loans to religious organizations represented approximately $396,000 and $418,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans has improved from 40.67% at December 31, 2011 to 44.56% at June 30, 2012 primarily as a result of continued provisions for loan losses as well as charge-off and foreclosure-related activity that reduced the level of impaired/nonperforming loans.  Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2012	December 31, 2011
Commercial and industrial:
Commercial	$482	$491
SBA loans	-	-
Asset-based	155	101
Total Commercial and industrial	637	491

Commercial real estate:
Commercial mortgages	662	677
SBA loans	-	-
Religious organizations	396	418
Total Commercial real estate	1,058	1,095

Consumer real estate:
Home equity loans	111	106
Home equity lines of credit	-	38
1-4 family residential mortgages	227	301
Total consumer real estate	338	445

Total real estate	1,396	1,540

Consumer and other:
Consumer installment	-	-
Student loans	-	-
Other	-	-
Total consumer and other	-	-

Total nonperforming loans	$2,033	$2,132
Other real estate owned	1,333	1,284
Total nonperforming assets	$3,366	$3,416

Nonperforming loans to total loans	4.90%	5.14%
Nonperforming assets to total loans and other real estate owned	7.86%	7.98%
Nonperforming assets to total assets	4.99%	4.44%

Allowance for loan losses as a percentage of:
Total Loans	2.12%	2.09%
Total nonperforming loans	44.56%	40.67%

(In 000's)	June 30, 2012	December 31, 2011

Past due 90 days or more and still accruing interest:
Commercial and industrial:
Commercial real estate:
Religious organizations	$-	$173
Total Commercial real estate	-	173

Consumer real estate:
Home equity loans	189	152
Total consumer real estate	189	152

Total real estate	189	325

Consumer and other:
Student loans	125	146
Total consumer and other	125	146

Total	$314	$471

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $2,586,000, or 13.79%, during the quarter ended June 30, 2012. The decrease was primarily related to a decline in investable funds because of reduction in deposits. (Please refer to the Deposits section below.)

The yield on the investment portfolio declined to 3.19% at June 30, 2012 compared to 3.23% at December 31, 2011 as a result of the call of higher yielding agency securities during the period.  The duration of the portfolio has extended to 3.0 years at June 30, 2012 compared to 2.42 years at December 31, 2011 as a result of the purchase of callable agency securities with longer terms as well as amortizing 15 and 20 year government sponsored agency (GSA) mortgage-backed pass-through securities that serve to generate monthly cash flow.   The payments of principal and interest on these pools of GSA loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended June 30, 2012, average deposits decreased approximately $5,742,000, or 8.18%, concentrated in the category of time deposits.  The publicizing of the Bank’s Consent Orders in March 2012 negatively impacted the Bank’s existing depository relationships with governmental entities resulting in unplanned time deposit redemptions totaling $8 million, $6 million in March and $2 million in May. As a result, time deposits decreased on average by approximately $5,439,000, or 22.31%, during the quarter ended June 30, 2012. The Bank has approximately $6.0 million governmental or quasi-governmental depository relationships remaining.  Management is proactively communicating with agency officials to avoid further reduction in account balances.  No significant reductions are anticipated.

There was also a decline in average interest-bearing demand deposits totaling approximately $829,000, or 4.94%, during the quarter primarily related to one significant depository relationship that reduced its balances to be within FDIC insurance limits as a result of the Bank’s current regulatory status.  Reductions in deposit levels were partially offset by   approximately $2.5 million in deposits received from members of the National Bankers Association (“NBA”) in April 2012.  Management is in close contact with large balance customers to ensure the continuation of relationships in attempt to avoid unexpected deposit attrition.

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

	June 30, 2012	December 31, 2011
Commitments to extend credit	$7,486,000	$9,162,000
Standby letters of credit	1,129,000	1,208,000

The level of commitments at June 30, 2012 declined from approximately $10,370,000 to $8,615,000 as a result of the funding of approved loans as well as the maturity of several working capital lines of credit.  A significant portion of these outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2012, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $8.1 million, or 11.95% of total assets, compared to $14.5 million, or 18.82%, at December 31, 2011. Time deposit redemptions totaling $8 million during 2012 and other deposit balance reductions resulted in lower levels of liquidity during the quarter. This reduction in liquidity had no adverse effect on the Bank’s operations but instead served to de-leverage the balance sheet and reduce the cost of funds.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, some of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. The reduction in governmental deposits in 2012 resulted in the release of approximately $8 million of pledged collateral.

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $11.4 million in loans are scheduled to mature within one year.

To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•	Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the NBA will be considered a potential source.
•	Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on participation agreements.

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

At June 30, 2012, a positive gap position is maintained on a cumulative basis through 1 year of 13.09% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis but represents a significant increase from the March 31, 2012 positive gap position of 4.37%. This increase resulted from the reduction in deposits, specifically those repricing in less than one year, as well as an increase in loans maturing an/or repricing in less than one year.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in 2014. Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2012, the change in the market value of equity in a +200 basis point interest rate change is -9.8%, within the Bank’s policy limit of 25%, and -48.7 % in a +400 basis point interest rate change, within the policy limit of 50%.  Management will continue to mitigate this risk by originating more variable rate loans and purchasing variable rate MBS securities, when available.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at June 30, 2012.

Capital Resources
Total shareholders' equity decreased approximately $475,000 compared to December 31, 2011 as a result of the net loss during the six months ended June 30, 2012. On January 31, 2012, the Bank entered into Consent Orders with its primary regulators that required the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50% with specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. Management developed and submitted a Capital Plan that focuses on curtailing losses to stop the erosion of capital and then increase capital from internal strategies, including the generation of retained earnings and managing asset growth, before seeking external capital investment as follows:

•
Asset Reduction--While not intentionally sought, during 2012, the Bank’s deposits declined by more than $9.5 million as a result of the early redemption of several governmental and quasi-governmental time deposits and other deposit account balance reductions.  This decline served to de-leverage the Bank’s balance sheet while still maintaining adequate levels of liquidity.  As a result, although the Bank experienced losses, its Tier 1 leverage ratio improved during the six months ended June 30, 2012 to 6.50% from 6.27% at December 31, 2011.

•
Gains on sale of real estate -- The Bank owns real estate that it is actively seeking to sell for a gain.  While there is no agreed upon sales price or sales agreement, several parties have expressed interest in purchasing the property.

In addition, because the Bank is a CDFI, it has the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program was created in 1994 to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In July 2012, the Bank applied for a BEA grant totaling approximately $279,000 based on its qualified lending activity.  Notification of award is expected to be received by September 30, 2012.

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

			For capital		To be well capitalized under
(in 000’s)	Actual		Adequacy purposes		Prompt corrective actions provisions
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,057	11.94%	$3,388	8.00%	N/A
Bank	5,057	11.94%	3,388	8.00%	$4,235	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,522	10.68%	1,694	4.00%	N/A
Bank	4,522	10.68%	1,694	4.00%	$2,541	6.00%
Tier I capital to average assets:
Consolidated	4,522	6.50%	2,781	4.00%	N/A
Bank	4,522	6.50%	2,781	4.00%	$3,476	5.00%

			For capital		To be well capitalized under
(in 000’s)	Actual		Adequacy purposes		Prompt corrective actions provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,460	12.45%	$3,513	8.00%	N/A
Bank	5,440	12.41%	3,507	8.00%	$4,384	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,908	11.20%	1,756	4.00%	N/A
Bank	4,888	11.15%	1,754	4.00%	$2,630	6.00%
Tier I capital to average assets:
Consolidated	4,908	6.29%	3,122	4.00%	N/A
Bank	4,888	6.27%	3,119	4.00%	$3,899	5.00%

Results of Operations

Summary
The Company reported a net loss of approximately $237,000 ($0.22 per common share) for the quarter ended June 30, 2012 compared to a net loss of approximately $169,000 ($0.16 per common share) for the same quarter in 2011.  The decline in performance is related to a one-time gain totaling $111,000 that the Bank recorded on the sale of other real estate in 2011.   The Company reported a net loss of approximately $475,000 ($0.45 per common share) for the six months ended June 30, 2012 compared to a net loss of approximately $477,000 ($0.45 per common share) for the same period in 2011. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended June 30, 2012			Three months ended June 30, 2011
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,355	$660	6.23%	$41,793	652	6.24%
Investment securities-HTM	15,025	106	2.82	16,945	146	3.45
Investments securities-AFS	1,142	9	3.15	1,180	10	3.39
Federal funds sold	6,700	3	0.18	10,357	4	0.15
Interest bearing balances with other banks	305	1	1.31	305	1	1.31
Total interest-earning assets	65,527	779	4.76	70,580	813	4.61
Interest-bearing liabilities
Demand deposits	15,944	12	0.30	14,447	20	0.55
Savings deposits	14,277	2	0.06	14,119	3	0.08
Time deposits	18,941	20	0.42	26,263	39	0.59
Total interest-bearing liabilities	49,162	34	0.28	54,829	62	0.45
Net interest income		$745			751
Net yield on interest-earning assets			4.55%			4.26%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Six months ended June 30, 2012			Six months ended June 30, 2011
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,939	$1,320	6.29%	$42,681	$1,320	6.19%
Investment securities-HTM	16,285	234	2.87	16,180	290	3.58
Investments securities-AFS	1,176	18	3.06	1,211	20	3.30
Federal funds sold	8,913	9	0.20	9,613	7	0.15
Interest bearing balances with other banks	305	1	0.66	305	1	0.66
Total interest-earning assets	68,618	1,582	4.61	69,990	1,638	4.68
Interest-bearing liabilities
Demand deposits	16,359	25	0.31	14,067	37	0.53
Savings deposits	14,477	4	0.06	14,074	7	0.10
Time deposits	21,660	48	0.44	26,110	79	0.61
Total interest-bearing liabilities	52,496	77	0.29	54,251	123	0.45
Net interest income		$1,505			$1,515
Net yield on interest-earning assets			4.39%			4.33%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $6,000, or 0.75%, for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 and declined approximately $10,000, or 0.66%, for the six months ended June 30, 2012 compared to the same period in 2011. However, the net yield on interest-earning assets improved compared to 2011 primarily as a result of a reduction in the cost of funds because of rate reductions made on the Bank’s deposit products to follow market conditions. Also, the early redemption of approximately $8 million in jumbo certificates of deposit in 2012 served to reduce the Bank’s cost of funds as well as the level of investment in lower yielding Federal Funds Sold; thereby, boosting the net yield.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2012 compared to 2011			Six months ended June 30, 2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$9	$(1)	$8	$(23)	$23	$-
Investment securities held-to-maturity	(18)	(22)	(40)	2	(58)	(56)
Investment securities available-for-sale	-	(1)	(1)	(1)	(1)	(2)
Interest-bearing deposits with other banks	-	-	-	-	-	-
Federal funds sold	(2)	1	(1)	(1)	3	2
Total Interest-earning assets	(11)	(23)	(34)	(46)	(10)	(56)
Interest paid on:
Demand deposits	2	(10)	(8)	5	(17)	12
Savings deposits	-	(1)	(1)	-	(3)	(3)
Time deposits	(9)	(10)	(19)	(12)	(19)	(31)
Total interest-bearing liabilities	(7)	(21)	(28)	(7)	(39)	(46)
Net interest income	$18	$(28)	$(6)	$(39)	$29	$(10)

For the quarter ended June 30, 2012 compared to the same period in 2011, there was an increase in net interest income of approximately $18,000 due to changes in volume and a decrease of approximately $28,000 due to changes in rate.  For the six months ended June 30, 2012 compared to the same period in 2011, there was a decrease in net interest income of approximately $39,000 due to changes in volume and an increase of approximately $29,000 due to changes in rate.

Average earning assets decreased compared to the same period in 2011; however, both the increase in loan volume as well as the reduction in lower yielding federal funds sold minimized the negative impact on the Bank’s net interest income.   Management’s focus continues to be on building loan volume to enhance net interest income.

Provision for Loan Losses
The provision for loan losses was $30,000 for the quarter ended June 30, 2012 compared to $40,000 for the same quarter in 2011. The provision for loan losses was $60,000 for the six months ended June 30, 2012 compared to $70,000 for the same period in 2011. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures.   Asset quality appears to have stabilized as the level of nonperforming loans has declined and delinquency trends have improved. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income declined approximately $120,000, or 30.14%, for the quarter ended June 30, 2012 compared to the same quarter in 2011.   Noninterest income declined approximately $140,000, or 22.81%, for the six months ended June 30, 2012 compared to the same period in 2011.   The results for 2011 include a non-recurring net gain on the sale of other real estate owned of approximately $111,000.

While customer service fees were relatively unchanged, ATM fees declined approximately $10,000, or 10.61%, for the quarter ended June 30, 2012 compared to 2011 and declined approximately $16,000, or 9.06%, for the six months ended June 30, 2012 compared to the same period in 2012. The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage continues to decline as consumers move to electronic payment methods utilizing debit and credit cards versus cash.   Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system that will be implemented as ATM hardware upgrades are made to meet American Disabilities Act requirements during 2012.

Noninterest Expense
Salaries and benefits decreased approximately $22,000, or 5.41%, for the quarter ended June 30, 2012 compared to 2011 and declined approximately $39,000, or 4.57%, for the six months ended June 30, 2012 compared to the same period in 2011.  The reduction resulted from the severance of unproductive personnel in the lending/credit administration area of the Bank as well as 2012 branch staff attrition for which replacements have not been hired. In conjunction with a review required by the Consent Orders, management is reviewing the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity.

Occupancy and equipment expense decreased approximately $12,000, or 4.22%, for the quarter ended June 30, 2012 compared to 2011 and decreased approximately $7,000, or 1.29%, for the six months ended June 30, 2012 compared to the same period in 2011.  The reduction is a result of lower depreciation expense related to fully depreciated computer equipment.

Marketing and public relations expense decreased approximately $17,000, or 47.13%, for the quarter ended June 30, 2012 compared to 2011 and decreased approximately $35,000, or 59.80%, for the six months ended June 30, 2012 compared to the same period in 2011.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.  In 2012, direct marketing was curtailed.  More direct outreach through office receptions and direct calling by business development staff will be utilized to reduce expenses.

Professional services expense increased approximately $6,000, or 8.66%, for the quarter ended June 30, 2012 compared to 2011 and increased approximately $9,000, or 6.13%, for the six months ended June 30, 2012 compared to the same period in 2011.  The increase is related to legal and consulting expenses incurred in conjunction with the Bank’s Consent Orders.

Data processing expenses decreased approximately $13,000, or 10.62%, for the quarter ended June 30, 2012 compared to 2011 and decreased approximately $12,000, or 4.96%, for the six months ended June 30, 2012 compared to the same period in 2011.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal.  Further reductions will be sought in processing costs associated with other vendors.

Federal deposit insurance assessments decreased approximately $16,000, or 37.73%, for the quarter ended June 30, 2012 compared to 2011 and decreased approximately $57,000, or 67.44%, for the six months ended June 30, 2012 compared to the same period in 2012.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The FDIC assessment billing statements are provided one quarter in arrears and reflected a lower premium than recorded for the assessment period ending December 31, 2011.  The impact of the recent Consent Orders on the insurance premiums will result in an annual increase of approximately $60,000.

Loan and collection expenses increased approximately $41,000, or 68.85%, for the quarter ended June 30, 2012 compared to 2011 and increased approximately $12,000, or 11.67%, for the six months ended June 30, 2012 compared to the same period in 2012. The increase is directly related to expenses associated with other real estate owned including insurance, taxes, utilities, and annual re-appraisal fees.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of June 30, 2012, the Bank’s tier one leverage capital ratio was 6.50% and its total risk based capital ratio was 11.94%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: August 14, 2012	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2012	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.