Form 10-Q
period 2012-09-30
UNITED BANCSHARES INC /PA
filed 2012-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 6, 2012, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of November 6, 2012.

FORM 10-Q

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	September 30, 2012	December 31, 2011
Cash and due from banks	$2,469,242	$2,778,924
Interest-bearing deposits with banks	305,919	305,405
Federal funds sold	8,928,000	11,413,000
Cash and cash equivalents	11,703,161	14,497,329

Investment securities:
Available-for-sale, at fair value	1,087,754	1,280,874

Held-to-maturity, at amortized cost (fair value of $13,073,977 and $17,738,368 at September 30, 2012 and December 31 2011, respectively)	12,398,742	17,209,295

Loans, net of unearned discount	40,673,453	41,502,205
Less allowance for loan losses	(868,811)	(867,019)
Net loans	39,804,642	40,635,186
Bank premises and equipment, net	495,671	988,170
Assets held for sale	356,758	-
Accrued interest receivable	325,189	342,029
Other real estate owned	1,177,092	1,284,390
Intangible assets	193,954	313,811
Prepaid expenses and other assets	388,233	465,838
Total assets	67,931,196	77,016,922
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	15,447,155	$14,373,040
Demand deposits, interest-bearing	16,426,916	16,886,633
Savings deposits	14,167,210	14,688,985
Time deposits, under $100,000	7,428,258	7,768,057
Time deposits, $100,000 and over	9,752,863	17,583,743
Total deposits	63,222,402	71,300,458
Accrued interest payable	26,537	58,361
Accrued expenses and other liabilities	304,530	397,187
Total liabilities	63,553,469	71,756,006

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value; 191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(10,421,772)	(9,539,831)
Accumulated other comprehensive income	37,593	38,841
Total shareholders’ equity	4,377,727	5,260,916
Total liabilities and shareholders’ equity	$67,931,196	$77,016,922

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	Three Months ended September 30, 2012	Three Months ended September 30, 2011	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011
Interest income:
Interest and fees on loans	666,685	$654,573	$1,986,527	1,974,564
Interest on investment securities	97,097	157,717	349,568	467,805
Interest on federal funds sold	3,847	6,164	12,777	13,479
Interest on time deposits with other banks	176	175	524	521
Total interest income	767,805	818,629	2,349,396	2,456,369

Interest expense:
Interest on time deposits	18,110	37,208	66,242	115,751
Interest on demand deposits	11,612	20,184	36,738	57,641
Interest on savings deposits	1,760	2,680	5,317	9,571
Total interest expense	31,482	60,072	108,297	182,963
Net interest income	736,323	758,557	2,241,099	2,273,406
Provision for loan losses	61,000	30,000	121,000	100,000
Net interest income after provision for loan losses	675,323	728,557	2,120,099	2,173,406

Noninterest income:
Customer service fees	103,435	93,319	296,326	286,654
ATM fee income	77,545	88,535	238,316	265,314
Loan syndication fees	-	-	80,000	80,000
Gain (loss) on sale of other real estate	(5,968)	-	(5,968)	111,291
Gain on sale of loans	69,163	-	69,163	-
Other income	15,610	16,930	55,167	68,556
Total noninterest income	259,785	198,784	733,004	811,815

Noninterest expense:
Salaries, wages and employee benefits	385,971	417,229	1,192,480	1,262,393
Occupancy and equipment	261,700	273,563	802,297	821,232
Office operations and supplies	81,453	76,585	231,576	229,167
Marketing and public relations	5,186	14,323	28,675	72,748
Professional services	104,666	56,405	256,198	199,187
Data processing	114,602	117,964	352,603	368,394
Other real estate valuation allowance	127,050	-	153,298	3,879
Loan and collection costs	49,451	34,642	142,429	137,485
Deposit insurance assessments	43,085	40,892	70,509	125,122
Other operating	169,180	176,792	504,979	523,421
Total noninterest expense	1,342,344	1,208,395	3,735,044	3,743,028
Net loss before income taxes	(407,235)	(281,054)	(881,941)	(757,807)
Provision for income taxes	-	-	-	-
Net loss	$(407,235)	$(281,054)	$(881,941)	$(757,807)
Net loss per common share—basic and diluted	$(0.38)	$(0.26)	$(0.83)	$(0.71)
Weighted average number of common shares	1,065,588	1,065,588	1,065,588	1,065,588
Comprehensive Loss
Net Loss	$(407,235)	$(281,054)	$(881,941)	$(757,807)
Unrealized losses on available for sale securities	(884)	(4,050)	(1,248)	(5,529)
Total comprehensive loss	$(408,119)	$(285,104)	$(883,189)	$(763,336)

See Accompanying Notes to Consolidated Financial Statements which are an integral part of the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30,

	2012	2011

Cash flows from operating activities:
Net loss	$(881,941)	$(757,806)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	121,000	100,000
Loss (gain) on sale of other real estate	5,968	(111,291)
Gain on sale of loans	(69,163)	-
Amortization of premiums on investments	90,818	43,250
Amortization of core deposit intangible	133,559	133,559
Depreciation on fixed assets	167,930	188,113
Write-down of other real estate owned	153,298	1,306
Decrease in accrued interest receivable and
other assets	80,745	146,762
Decrease in accrued interest payable and
other liabilities	(124,481)	(94,262)
Net cash used in operating activities	(322,267)	(350,368)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(4,860,337)	(9,912,036)
Purchase of investments securities available-for-sale	-	(264,403)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	188,107	251,656
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	9,583,837	7,643,619
Proceeds from the sale of other real estate owned	22,832	844,238
Proceeds from sale of loans	637,621	-
Net decrease in loans	66,285	3,140,354
Purchase of bank premises and equipment	(32,190)	(88,161)
Net cash provided by investing activities	5,606,155	1,615,267

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,078,056)	4,907,474
Net cash (used in) provided by financing activities	(8,078,056)	4,907,474
Net (decrease) increase in cash and cash equivalents	(2,794,168)	6,172,373
Cash and cash equivalents at beginning of period	14,497,329	8,696,111
Cash and cash equivalents at end of period	$11,703,161	$14,868,484
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$140,121	$233,531
Noncash transfer of loans to other real estate owned	$74,800	$602,100
Noncash transfer of bank premises to assets held for sale	$356,758	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2012 and December 31, 2011 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2012 and 2011.

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

Assets Held For Sale
Assets are classified as held for sale if their carrying amount will be recovered principally through a sale transaction rather than through continuing use.  This condition is regarded as met only when the sale is highly probable and the asset is available for immediate sale in its present condition.  Management must be committed to the sale, which should be expected to qualify for recognition as a completed sale within one year from the date of classification.  Assets classified as held for sale are measured at the lower of their previous carrying amount and fair value less costs to sell.

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

2. Net Loss Per Share
The calculation of net loss income per share follows:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Basic:
Net loss available to common shareholders	$(407,236)	$(281,056)	$(881,941)	$(757,804)
Average common shares outstanding-basic	1,065,588	1,065,588	1,065,588	1,065,588
Net loss per share-basic	$ (0.38)	$ (0.26)	$ (0.83)	$ (0.71)
Diluted:
Average common shares-diluted	1,065,588	1,065,588	1,065,588	1,065,588
Net loss per share-diluted	$ (0.38)	$ (0.26)	$ (0.83)	$ (0.71)

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 during the quarter ended March 31, 2012 and presents comprehensive loss in a a separate statement.

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

4.  Investment Securities
The following is a summary of the Company's investment portfolio as of September 30, 2012:
(In 000’s)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$903	$56	$-	$959
Investments in money market funds	129	-	-	129
	$1,032	$56	-	$1,088
Held-to-maturity:
U.S. government agencies	$3,355	$171	$-	$3,526
Government Sponsored Enterprises residential mortgage-backed securities	9,044	505	(1)	9,548
	$12,399	$676	$(1)	$13,074

The following is a summary of the Company's investment portfolio as of December 31, 2011:
(In 000’s)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,094	$58	$-	$1,152
Investments in money market funds	129	-	-	129
	$1,223	$58	$-	$1,281
Held-to-maturity:
U.S. government agencies	$7,531	$158	$-	$7,689
Government Sponsored Enterprises residential mortgage-backed securities	9,678	373	(2)	10,049
	$17,209	$531	$(2)	$17,738

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2012, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	903	959
Total debt securities	$903	$959
Investments in money market funds	$129	$129
	$1,032	$1,088
Held-to-maturity
Due in one year	$-	-
Due after one year through five years	250	270
Due after five years through ten years	3,105	3,256
Government Sponsored Enterprises residential mortgage-backed securities	9,044	9,548
	$12,399	$13,074

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Government Sponsored Enterprises residential mortgage-backed securities	$255	$(1)	$-	$-	$255	$(1)
Total	$255	$(1)	$-	$-	$255	$(1)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2011:

(in 000’s)	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-maturity:
Government Sponsored Enterprises residential mortgage-backed securities	$1,018	$(2)	$-	$-	$1,018	$(2)
Total	$1,018	$(2)	$-	$-	$1,018	$(2)

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

5. Loans and Allowance for Loan Losses
The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

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

All of these factors may be susceptible to significant change.   There were no changes in qualitative factors during the quarter ended September 30, 2012.  During the period, the average historical loss factors improved for commercial real estate loans, the most significant category, due to minimal charge-off activity.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)		For the Nine months ended September 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for possible loan losses	172	(56)	-	5	121

Charge-offs	(56)	-	(80)	(16)	(152)
Recoveries	-	8	14	11	33
Net charge-offs	(56)	8	(66)	(5)	(119)

Ending balance	$503	$364	$2	$-	$869

(in 000's)		For the Nine months ended September 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$301	$553	$52	$20	$926
Provision for possible loan losses	55	23	15	7	100

Charge-offs	(62)	(148)	-	(42)	(252)
Recoveries	1	5	4	15	25
Net charge-offs	(61)	(143)	4	(27)	(227)

Ending balance	$295	$433	$71	-	$799

(in 000's)		For the Three Months ended September 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$496	$367	$43	$-	$906
Provision for possible loan losses	63	(6)	1	3	61

Charge-offs	(56)	-	(43)	(7)	(106)
Recoveries	-	3	1	4	8
Net charge-offs	(56)	3	(42)	(3)	(98)

Ending balance	$503	$364	$2	$-	$869

(in 000's)		For the Three Months ended September 30, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$280	$432	$55	$-	$767
Provision for possible loan losses	15	-	15	-	30

Charge-offs	-	-	-	(5)	(5)
Recoveries	-	1	1	5	7
Net charge-offs	-	1	1	-	2

Ending balance	$295	$433	$71	$-	$799

(in 000's)		As of September 30, 2012

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$503	$-	$-	$-	$503
Loans collectively evaluated for impairment	-	364	2	-	366
	$503	$364	$2	$-	$869
Loans, ending balance:
Loans individually evaluated for impairment	$626	$1,120	$-	$-	$1,746
Loans collectively evaluated for impairment	3,267	29,019	4,806	1,835	38,927
Total	$3,893	$30,139	$4,806	$1,835	$60,673

(in 000's)		As of December 31, 2011

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$308	$-	$-	$-	$308
Loans collectively evaluated for impairment	79	412	68	-	559
	$387	$412	$68	$-	$867
Loans, ending balance:
Loans individually evaluated for impairment	$592	$1,095	$-	$-	$1,687
Loans collectively evaluated for impairment	3,138	29,102	5,586	1,989	39,815
Total	$3,730	$30,197	$5,586	$1,989	$41,502

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2012 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$75	$340	$479	$894	$698	$1,592
SBA loans	-	-	-	-	127	127
Asset-based	-	-	99	99	2,075	2,174
Total Commercial and industrial	75	340	578	993	2,900	3,893

Commercial real estate:
Commercial mortgages	131	-	732	863	13,552	14,415
SBA loans	-	-	-	-	628	628
Construction	-	-	-	-	2,530	2,530
Religious organizations	806	-	387	1,193	11,373	12,566
Total Commercial real estate	937	-	1,119	2,056	28,083	30,139

Consumer real estate:
Home equity loans	121	188	64	373	1,096	1,469
Home equity lines of credit	-	-	-	-	26	26
1-4 family residential mortgages	-	-	227	227	3,084	3,311
Total consumer real estate	121	188	291	600	4,206	4,806

Total real estate	1,058	188	1,410	2,656	32,289	34,945

Consumer and other:
Consumer installment	3	-	-	3	35	38
Student loans	24	108	-	132	1,498	1,630
Other	4	-	-	4	163	167
Total consumer and other	31	108	-	139	1,696	1,835

Total loans	$1,164	$636	$1,988	$3,788	$36,885	$40,673

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$32	$-	$491	$523	$963	$1,486
SBA loans	-	-	-	-	235	235
Asset-based	-	-	101	101	1,908	2,009
Total commercial and industrial	32	-	592	624	3,106	3,730

Commercial real estate:
Commercial mortgages	99	-	677	776	13,901	14,677
SBA loans	-	-	-	-	476	476
Construction	-	-	-	-	1,391	1,391
Religious organizations	559	173	418	1,150	12,503	13,653
Total commercial real estate	658	173	1,095	1,926	28,271	30,197

Consumer real estate:
Home equity loans	173	152	106	431	1,714	2,145
Home equity lines of credit	-	-	38	38	47	85
1-4 family residential mortgages	-	-	301	301	3,055	3,356
Total consumer real estate	173	152	445	770	4,816	5,586

Total real estate	831	325	1,540	2,696	33,087	35,783

Consumer and other:
Consumer installment	-	-	-	-	58	58
Student loans	112	146	-	258	1,503	1,761
Other	3	-	-	3	167	170
Total consumer and other	115	146	-	261	1,728	1,989

Total loans	$978	$471	$2,132	$3,581	$37,921	$41,502

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

Classified Loans by Class
(In 000's)	September 30, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$87	$758	$19	$85	$393	$1,592
SBA loans	-	30	-	48	49	-	127
Asset-based	-	1,897	125	53	99	-	2,174
	250	2,014	883	120	233	393	3,893
Commercial real estate:
Commercial mortgages	-	12,266	749	-	1,083	317	14,415
SBA Loans	-	628	-	-	-	-	628
Construction	-	1,899	-	-	631	-	2,530
Religious organizations	-	8,746	3,269	164	387	-	12,566
	-	23,539	4,018	164	2,101	317	30,139

Total commercial loans	$250	$25,553	$4,901	$284	$2,334	$710	$34,032

	September 30, 2012
	Residential Mortgage and Consumer Loans- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,405	$64	$1,469
Home equity line of credit	26	-	26
1-4 family residential mortgages	3,084	227	3,311
	4,515	291	4,806

Consumer Other:
Consumer Installment	38	-	38
Student loans	1,630	-	1,630
Other	167	-	167
	1,835	-	1,835

Total consumer loans	6,350	$291	$6,641

Total loans				$ 40,673

(In 000's)			December 31, 2011
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$586	$-	$31	$264	$226	$1,486
SBA loans	-	130	56	-	49	-	235
Asset-based	-	1,847	61	-	101	-	2,009
	379	2,563	117	31	414	226	3,730
Commercial real estate:
Commercial mortgages	-	13,118	151	-	1,408	-	14,677
SBA Loans	-	471	-	-	5	-	476
Construction	-	1,391	-	-	-	-	1,391
Religious organizations	-	9,751	2,925	-	977	-	13,653
	-	24,731	3,076	-	2,390	-	30,197

Total commercial loans	$379	$27,294	$3,193	$31	$2,804	$226	$33,927

	December 31, 2011
	Residential Mortgage and Consumer Loans- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$2,039	$106	$2,145
Home equity line of credit	47	38	85
1-4 family residential mortgages	3,055	301	3,356
	5,141	445	5,586

Consumer Other:
Consumer Installment	58	-	58
Student loans	1,761	-	1,761
Other	170	-	170
	1,989	-	1,989

Total consumer loans	$7,130	$445	$7,575

Total loans				$ 41,502

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the nine months ended September 30, 2012 and 2011, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of September 30, 2012 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment
	Principal	With No	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial and industrial:
Commercial	$478	$23	$455	$355
SBA loans	49	-	49	49
Asset-based	99	-	99	99
Total Commercial and industrial	626	23	603	503

Commercial real estate:
Commercial mortgages	733	733	-	-
Religious Organizations	387	387	-	-
Total Commercial real estate	1,120	1,120	-	-

Total Loans	$1,746	$1,143	$603	$503

Impaired loans as of December 31, 2011 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment
	Principal	With No	With	Related
	Balance	Allowance	Allowance	Allowance

Commercial and industrial:
Commercial	$491	$78	$413	$246
Asset-based	101	-	101	62
Total Commercial and industrial	592	78	514	308

Commercial real estate:
Commercial mortgages	677	677	-	-
SBA Loans	-	-	-	-
Religious Organizations	407	407	-	-
Total Commercial real estate	1,095	1,095	-	-

Total Loans	$1,687	$1,173	$514	$308

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans for the three and six months ended September 30, 2012 and 2011.

		Nine Months Ended		Nine Months Ended
(In 000's)		September 30, 2012		September 30, 2011
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$503	$1	$479	$-
SBA loans	-	2	18	-
Asset-based	125	-	45	-
Total Commercial and industrial	628	3	542	-

Commercial real estate:
Commercial mortgages	673	-	846	-
SBA Loans	-	-	58	-
Religious Organizations	400	-	439	3
Total Commercial real estate	1,073	-	1,343	3

Total Loans	$1,701	$3	$1,885	$3

		Three Months Ended		Three Months Ended
(In 000's)		September 30, 2012		September 30, 2011
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$500	$1	$470	$-
SBA loans	-	1	18	-
Asset-based	120	-	40	-
Total Commercial and industrial	620	2	528	-

Commercial real estate:
Commercial mortgages	670	-	835	-
SBA loans	-	-	58	-
Religious Organizations	390	-	436	-
Total Commercial real estate	1,060	-	1,329	-

Total Loans	$1,680	$2	$1,857	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2012 and December 31, 2011.

6.  Other Real Estate Owned

Period-end other real estate owned was as follows:

(in 000's)	Nine Months Ended	Nine Months Ended
	September 30, 2012	December 31, 2011

Beginning balance	$1,284	$1,417
Additions, transfers from loans	75	602
Sale of other real estate (book value)	(28)	(734)
	1,331	1,285
Less: write-downs	(154)	(1)
Ending Balance	$1,177	$1,284

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$959	$-	$959	$-
Money Market Funds	129	129	-	-
Total	$1,088	$129	$959	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,152	$-	$1,152	-
Money Market Funds	129	129	-	-
Total	$1,281	$129	$1,152

The fair value of the Bank’s AFS securities portfolio was approximately $1,088,000 and $1,281,000 at September 30, 2012 and December 31, 2011, respectively.  Approximately 88% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $959,000 at September 30, 2012.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at September 30, 2012.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended September 30, 2012 and year ended December 31, 2011.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet of condition by level within the hierarchy as of September 30, 2012 and December 31, 2011, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2012 and year ended December 31, 2011.

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended September 30, 2012
Impaired loans	$100	-	-	$100	$(195)
Other real estate owned (“OREO”)	$1,177	-	-	$1,177	$(139)
Assets held for sale	357	-	-	800	443

Carrying Value at December 31, 2011:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2010
Impaired Loans	$206	-	-	$206	$(308)
Other real estate owned (“OREO”)	1,284	-	-	1,284	-

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at September 30, 2012 was approximately $503,000.  The valuation allowance for impaired loans at December 31, 2011 was approximately $308,000.

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

Assets held for sale:  The fair value is determined by using a current appraisal.

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

The fair value of assets and liabilities are depicted below:

		September 30, 2012		December 31, 2011
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$11,703	$11,703	$14,497	$14,497
Available for sale securities	(1)	1,088	1,088	1,281	1,281
Held to maturity securities	Level 2	12,399	13,074	17,209	17,738
Loans, net of allowance for loan losses	(2)	39,805	40,262	40,635	40,552
Assets held for sale	Level 3	357	800	-	-
Accrued interest receivable	Level 2	325	325	342	342
Liabilities:
Demand deposits	Level 2	31,874	31,874	31,260	31,260
Savings deposits	Level 2	14,167	14,167	14,689	14,689
Time deposits	Level 2	17,181	17,544	25,352	25,401
Accrued interest payable	Level 2	27	27	58	58
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
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted to regulators for review in April 2012.

Requirement	Status
Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted to regulators for review in April 2012.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators for review in April 2012.

Revise its liquidity and funds management policy and update and review the policy annually;	The Bank’s liquidity policy and contingency plan were submitted to regulators for review in April 2012.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports were prepared and submitted in May 2012 and August 2012, as required.

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

 As of September 30, 2012 and December 31, 2011, the Bank’s tier one leverage capital ratio was 6.06% and 6.27%, respectively, and its total risk based capital ratio was 11.20% and 12.41%, respectively. Although in excess of “well capitalized” levels, these ratios have declined as a result of losses and are below the levels required by the Orders. Management has developed and submitted a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increase capital from internal strategies, including the following:

•	Asset Reduction-- During 2012, the Bank’s deposits declined by more than $8 million. This reduction served to de-leverage the balance sheet while still maintaining adequate levels of liquidity.

•	Gain on sale of real estate -- The Bank owns real estate that it is actively seeking to sell for a gain. An agreement of sale is pending. At a minimum, the gain is projected to be $600,000.

As a result of the above actions, management believes that the Bank has and will continue to comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

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

All written or oral forward-looking statements attributed to the Company are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and the Company assumes no obligation to update any forward-looking statement.

Overview

The Company reported a net loss of approximately $407,000 ($0.38 per common share) for the quarter ended September 30, 2012 compared to a net loss of approximately $281,000 ($0.26 per common share) for the quarter ended September 30, 2011. The Company reported a net loss of approximately $882,000 ($0.83 per common share) for the nine months ended September 30, 2012 compared to a net loss of approximately $758,000 ($0.71 per common share) for the nine months ended September 30, 2011.  The results for 2012 include approximately $128,000 and $153,000 other real estate valuation allowance for the quarter and nine months ended September 30, 2012, respectively, as a result of declines in market value.  Management is committed to improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The importance of establishing and maintaining capital levels to support the Bank’s risk profile is understood.  Therefore, a concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital through moderation of asset growth, gains on the sale of real estate and core profitability from operations. In addition, management will continue to seek funding from available Community Development Financial Institution (“CDFI”) programs in the future to supplement capital and support growth.  In July 2012, the Bank applied for a grant totaling $279,000 from the CDFI Bank Enterprise Award Fund (“BEA”).  Although notification of award was initially expected by September 30, 2012, it was delayed by the CDFI Fund and is now projected to be announced by November 30, 2012.

Manage asset quality to minimize credit losses and reduce collection costs.  Asset quality trends waivered somewhat during the quarter ended September 30, 2012 with an increase in delinquencies and classified loans.  Management has intensified its collection efforts to combat further deterioration in credit quality.  In addition, the Classified Asset Reduction Plan it developed in conjunction with the Bank’s regulatory orders is being utilized in an attempt to improve asset quality trends.  Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  These activities will likely result in increased credit quality costs, including loan collection and other real estate related costs that will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Earnings enhancement plan. In 2012, management restructured the Bank’s lending function by exiting consumer lending products and shifting its resources to focus on small business lending in order to reduce costs and increase efficiencies.  While management continues to grow its small business lending pipeline, competitive pressure from money center banks in the region has escalated that have resulted increased payoff activity.  Focused attention will be placed on SBA lending to mitigate credit risk, enhance interest income, and increase noninterest income from potential gains on the sale of the guaranteed portion of these loans.

Although some improvement has been made for the nine months ended September 30, 2012 compared to the same period in 2011, the Bank’s noninterest expense continues to be elevated as a result of significant cost related to its other real estate portfolio including valuation allowances for declines in market value and other carrying costs.  Also, unlike other similar-sized community banks, the Bank continues to incur a high level of professional service fees (consulting, audit and legal) to comply with the Consent orders and of its SEC filing requirements as a result of having in excess of 1,200 shareholders.  During 2012, management successfully reduced data processing cost by re-negotiating its core processing contract, however, further savings and efficiencies will be sought, where possible, including the following:

•	Branch sale/closure in line with the Capital Plan to reduce occupancy expense
•	Staff reductions. Review job functions and staffing levels to ensure the most efficient organizational structure
•	Sale and/or other disposition of Other Real Estate properties to reduce carrying costs (may result in a temporary increase in expenses based on real estate market conditions)
•	Review and revision of the Bank’s customer service fees to maximize income

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2012	Quarter ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Statement of operations information:
Net interest income	$736	$819	$2,241	$2,273
Provision for loan losses	61	30	121	100
Noninterest income	260	199	733	812
Noninterest expense	1,342	1,208	3,735	3,743
Net loss	(407)	(281)	(882)	(758)
Net loss per share-basic and diluted	(0.38)	(0.26)	(0.83)	(0.71)

Balance Sheet information:	September 30, 2012	December 31, 2011
Total assets	$67,931	$77,017
Loans, net	$39,805	$40,635
Investment securities	$13,486	$18,490
Deposits	$63,222	$71,300
Shareholders' equity	$4,378	$5,261

Ratios*:	Quarter ended September 30, 2012	Quarter ended September 30, 2011
Return on assets	(2.40%)	(1.47%)
Return on equity	(37.21%)	(20.26%)
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $954,000, or 1.46% during the quarter ended September 30, 2012 compared to the quarter ended June 30, 2012. Average funding sources decreased approximately $931,000, or 1.44%, during the quarter ended September 30, 2012 compared to the quarter ended June 30, 2012.

Sources and Uses of Funds Trends (Thousands of Dollars, except percentages)	September 30, 2012			June 30, 2012
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$42,012	$(343)	(0.81)%	$42,355
Investment securities
Held-to-maturity	12,628	(2,397)	(15.95)	15,025
Available-for-sale	1,083	(59)	(5.17)	1,142
Federal funds sold	8,544	1,844	27.52	6,700
Balances with other banks	306	1	0.33	305
Total uses	$64,573	$(954)	(1.46)%	$65,527
Funding sources:
Demand deposits
Noninterest-bearing	$15,845	$523	3.41	$15,322
Interest-bearing	16,236	292	1.83	15,944
Savings deposits	14,152	(125)	(0.88)	14,277
Time deposits	17,320	(1,621)	(8.56)	18,941
Total sources	$63,553	$(931)	(1.44)	$64,484

Loans
Average loans decreased by approximately $343,000, or 0.81%, during the quarter ended September 30, 2012. While the Bank funded more than $1.6 million in loans during the quarter, commercial loan payoffs escalated as a result of increased market competition from money center banks in the region for quality performing loans as well as take-out financing on several construction loans and the sale of the guaranteed portion of an SBA loan.  In addition, the consumer portfolio continues to decline because of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the current low interest rate environment.  The Bank is not an originator of residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

Management adopted a business banking focus that incorporates strategies to increase the Bank’s small business lending activity in alliance with a third party SBA loan origination group.  This program is designed to generate fee income as well as build loan volume.  In June 2012, the Bank originated one SBA loan totaling $750,000.  A gain of approximately $69,000 was recognized on the sale of the guaranteed portion of this loan in August 2012.  Focused and aggressive business development efforts targeting small businesses are being employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.   In addition, loan participations will be used to supplement the Bank’s lending activities.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $30.1 million, or 74.1%, of total loans at September 30, 2012 of which approximately $15.5 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2012 were approximately $12.6 million, or 42%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2012	2011

Commercial and industrial:
Commercial	$1,592	$1,486
SBA loans	127	235
Assets-based	2,174	2,009
Total commercial and industrial	3,893	3,730

Commercial real estate:

Commercial mortgages	14,415	14,677
SBA loans	628	476
Construction	2,530	1,391
Religious organizations	12,566	13,653
Total commercial real estate	30,139	30,197

Consumer real estate:
Home equity loans	1,469	2,145
Home equity lines of credit	26	85
1-4 family residential mortgages	3,311	3,356
Total consumer real estate	4,806	5,586

Total real estate	34,945	35,783

Consumer and other:
Consumer installment	38	58
Student loans	1,630	1,761
Other	167	170
Total consumer and other	1,835	1,989

Loans, net	$40,673	$41,502

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 2.14% at September 30, 2012 and 2.09% at December 31, 2011.  During the nine months ended September 30, 2012, provisions for loan losses totaled $121,000.  Net charge-offs during the period totaled approximately $119,000 and were primarily related to several home equity loans for which there was insufficient equity to support repayment and one commercial and industrial loan for which related receivable collateral became impaired.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,746,000 at September 30, 2012 compared to $1,687,000 at December 31, 2011. The increase is related to one commercial and industrial loan totaling approximately $89,000 that was added during the period. The valuation allowance associated with impaired loans was approximately $503,000 and $308,000, at September 30, 2012 and December 31, 2011, respectively. The increase is primarily related to one loan for which the underlying collateral declined in value.  Management is aggressively working to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2012 and December 31, 2011, loans to religious organizations represented approximately $384,000 and $418,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans has increased from 40.67% at December 31, 2011 to 43.71% at September 30, 2012 primarily as a result of additional provisions for loan losses.  Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2012	December 31, 2011
Commercial and industrial:
Commercial	$479	$491
SBA loans	-	-
Asset-based	99	101
Total Commercial and industrial	578	491

Commercial real estate:
Commercial mortgages	732	677
SBA loans	-	-
Religious organizations	387	418
Total Commercial real estate	1,119	1,095

Consumer real estate:
Home equity loans	64	106
Home equity lines of credit	-	38
1-4 family residential mortgages	227	301
Total consumer real estate	291	445

Total real estate	1,410	1,540

Consumer and other:
Consumer installment	-	-
Student loans	-	-
Other	-	-
Total consumer and other	-	-

Total nonperforming loans	$1,988	$2,132
Other real estate owned	1,177	1,284
Total nonperforming assets	$3,165	$3,416

Nonperforming loans to total loans	4.89%	5.14%
Nonperforming assets to total loans and other real estate owned	7.56%	7.98%
Nonperforming assets to total assets	4.66%	4.44%

Allowance for loan losses as a percentage of:
Total Loans	2.14%	2.09%
Total nonperforming loans	43.61%	40.67%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.
(In 000's)	September 30, 2012	December 31, 2011

Commercial and industrial	$-	$-
Commercial	340	-
Total commercial and industrial	340	-
Commercial real estate:
Religious organizations	-	173
Total Commercial real estate	-	173

Consumer real estate:
Home equity loans	188	152
Total consumer real estate	188	152

Total real estate	188	325

Consumer and other:
Student loans	108	146
Total consumer and other	108	146

Total	$636	$471

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $2,456,000, or 15.19%, during the quarter ended September 30, 2012. The decrease was primarily related to the calls of higher yielding securities in the current low interest rate environment.

The yield on the investment portfolio declined to 3.06% at September 30, 2012 compared to 3.36% at December 31, 2011 as a result of the call activity during the period.  The duration of the portfolio has extended to 3.2 years at September 30, 2012 compared to 2.42 years at December 31, 2011 as a result of the purchase of callable agency securities with longer terms as well as amortizing 15 and 20 year government sponsored enterprises (GSE) mortgage-backed pass-through securities that serve to generate monthly cash flow.   The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. During the quarter ended September 30, 2012, a strategic shift in portfolio allocation was made to allow up to 75% amortizing GSE mortgage-backed securities. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended September 30, 2012, average deposits decreased approximately $931,000, or 1.44%, concentrated in the category of time deposits.  The publication of the Bank’s Consent Orders in 2012 negatively impacted the Bank’s existing depository relationships with governmental entities resulting in unplanned time deposit redemptions totaling $8 million during the six months ended June 30, 2012, $6 million. As a result, time deposits decreased on average by approximately $1,621,000, or 8.56%, during the quarter ended September 30, 2012. The Bank has approximately $6.0 million governmental or quasi-governmental certificate of deposit relationships remaining.  Management is proactively communicating with agency officials to avoid further reduction in account balances.  No significant reductions are anticipated.

There was an increase in average noninterest bearing demand deposits totaling approximately $523,000, or 3.41%, and an increase in average interest-bearing demand deposits totaling $292,000, or 1.83%, during the quarter primarily related to one significant depository relationship for which the balances increased in conjunction with contract funding it received.  These deposits are expected to fluctuate widely based on required payment activity related to projects completed by this customer.

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

	September 30, 2012	December 31, 2011
Commitments to extend credit	$11,221,000	$9,163,000
Standby letters of credit	1,163,000	1,208,000

The level of commitments at September 30, 2012 increased as a result of the approval of several construction loans/lines of credit including one significant SBA qualified loan totaling more than $2 million.  More than $4 million of the Bank’s the outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2012, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $11.7 million, or 17.23% of total assets, compared to $14.5 million, or 18.82%, at December 31, 2011. Increased loan payoffs and called investment securities have served to increase liquidity.  Excess liquidity will be redeployed in the funding of approved but unfunded loan commitments.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $9.9 million in loans are scheduled to mature within one year.

To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•	Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association ("NBA") will be considered a potential source.
•	Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on participation agreements.

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

At September 30, 2012, a positive gap position is maintained on a cumulative basis through 1 year of 13.21% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents a slight increase from the June 30, 2012 positive gap position of 13.09%. This increase resulted from increased loan payoffs and called investment securities for which funds were placed in Federal Funds Sold.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in 2014. Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2012, the change in the market value of equity in a +200 basis point interest rate change is -6.2%, within the Bank’s policy limit of 25%, and -23.0 % in a +400 basis point interest rate change, within the policy limit of 50%.  Management will continue to mitigate this risk by originating more variable rate loans and purchasing variable rate MBS securities, when available.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at September 30, 2012.

Capital Resources
Total shareholders' equity decreased approximately $882,000 compared to December 31, 2011 as a result of the net loss during the nine months ended September 30, 2012. On January 31, 2012, the Bank entered into Consent Orders with its primary regulators that required the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50% with specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. Management developed and submitted a Capital Plan that focuses on curtailing losses to stop the erosion of capital and then increase capital from internal strategies, including the generation of retained earnings and managing asset growth, before seeking external capital investment as follows:

•
Asset Reduction--While not intentionally sought, during 2012, the Bank’s deposits declined by more than $8 million as a result of the early redemption of several governmental and quasi-governmental time deposits and other deposit account balance reductions.  This decline served to de-leverage the Bank’s balance sheet while still maintaining adequate levels of liquidity.

•
Gains on sale of real estate – An agreement of sale for the Bank’s Lancaster Avenue branch is expected to be reached prior to year-end 2012 for which a gain of at least $600,000 is projected to be realized.

In addition, because the Bank is a CDFI, it has the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program was created in 1994 to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In July 2012, the Bank applied for a BEA grant totaling approximately $279,000 based on its qualified lending activity.  Notification of award is now expected to be received by November 30, 2012.

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

 (in 000’s)
	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,673	11.19%	$3,338	8.00%	N/A
Bank	4,673	11.19%	3,338	8.00%	$4,173	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,147	9.93%	1,669	4.00%	N/A
Bank	4,147	9.93%	1,669	4.00%	$2,504	6.00%
Tier I capital to average assets:
Consolidated	4,147	6.06%	2,738	4.00%	N/A
Bank	4,147	6.06%	2,738	4.00%	$3,422	5.00%

   (in 000’s)
	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$5,460	12.45%	$3,513	8.00%	N/A
Bank	5,440	12.41%	3,507	8.00%	$4,384	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,908	11.20%	1,756	4.00%	N/A
Bank	4,888	11.15%	1,754	4.00%	$2,630	6.00%
Tier I capital to average assets:
Consolidated	4,908	6.29%	3,122	4.00%	N/A
Bank	4,888	6.27%	3,119	4.00%	$3,899	5.00%

Results of Operations

Summary
The Company reported a net loss of approximately $407,000 ($0.38 per common share) for the quarter ended September 30, 2012 compared to a net loss of approximately $281,000 ($0.26 per common share) for the same quarter in 2011.    September 30, 2012.   The Company reported a net loss of approximately $882,000 ($0.83 per common share) for the nine months ended September 30, 2012 compared to a net loss of approximately $758,000 ($0.71 per common share) for the same period in 2011. .  The results for 2012 include approximately a $128,000 and $153,000 other real estate valuation allowance for the quarter and nine months ended September 30, 2012, respectively as a result of a decline in market value.   A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2012			Three months ended September 30, 2011
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,012	$666	6.35%	$41,569	655	6.30%
Investment securities-HTM	12,628	89	2.82	18,446	147	3.19
Investments securities-AFS	1,083	8	2.95	1,273	10	3.14
Federal funds sold	8,544	4	0.19	12,438	6	0.19
Interest bearing balances with other banks	306	1	1.31	305	1	1.31
Total interest-earning assets	64,573	768	4.75	74,031	819	4.43
Interest-bearing liabilities
Demand deposits	16,236	12	0.30	18,147	20	0.44
Savings deposits	14,152	2	0.06	14,113	3	0.09
Time deposits	17,320	18	0.42	26,171	37	0.57
Total interest-bearing liabilities	47,708	32	0.26	58,431	60	0.41
Net interest income		$736			$759
Net yield on interest-earning assets			4.56%			4.02%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Nine months ended September 30, 2012			Nine months ended September 30, 2011
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,964	$1,986	6.31%	$42,306	$1,974	6.22%
Investment securities-HTM	15,057	323	2.86	16,943	438	3.45
Investments securities-AFS	1,144	26	3.15	1,232	30	3.25
Federal funds sold	8,789	13	0.20	10,565	13	0.16
Interest bearing balances with other banks	305	1	0.44	305	1	0.44
Total interest-earning assets	67,259	2,349	4.66	71,351	2,456	4.59
Interest-bearing liabilities
Demand deposits	16,359	37	0.30	15,441	58	0.50
Savings deposits	14,477	5	0.05	14,069	9	0.09
Time deposits	21,660	66	0.41	26,130	116	0.59
Total interest-bearing liabilities	52,496	108	0.27	55,640	183	0.44
Net interest income		$2,241			$2,273
Net yield on interest-earning assets			4.44%			4.15%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $23,000, or 2.93%, for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 and declined approximately $32,000, or 1.42%, for the nine months ended September 30, 2012 compared to the same period in 2011. However, the net yield on interest-earning assets improved compared to 2011 primarily as a result of a reduction in the cost of funds because of rate reductions made on the Bank’s deposit products to follow market conditions. Also, the early redemption of approximately $8 million in jumbo certificates of deposit in 2012 served to reduce the Bank’s cost of funds as well as the level of investment in lower yielding Federal Funds Sold; thereby, boosting the net yield.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2012 compared to 2011			Nine months ended September 30, 2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$7	$5	$12	$(16)	$28	$12
Investment securities held-to-maturity	(50)	(9)	(59)	(52)	(63)	(115)
Investment securities available-for-sale	(1)	(1)	(2)	(2)	(1)	(3)
Interest-bearing deposits with other banks	-	-	-	-	-	-
Federal funds sold	(2)	(-)	(2)	(2)	2	2
Total Interest-earning assets	(46)	(5)	(51)	(72)	(34)	(106)
Interest paid on:
Demand deposits	(2)	(6)	(8)	3	(24)	(21)
Savings deposits	-	(1)	(1)	-	(4)	(4)
Time deposits	(11)	(8)	(19)	(18)	(31)	(49)
Total interest-bearing liabilities	(13)	(15)	(28)	(15)	(59)	(74)
Net interest income	$(33)	$10	$(23)	$(57)	$25	$(32)

For the quarter ended September 30, 2012 compared to the same period in 2011, there was a decrease in net interest income of approximately $33,000 due to changes in volume and an increase of approximately $10,000 due to changes in rate.  For the nine months ended September 30, 2012 compared to the same period in 2011, there was a decrease in net interest income of approximately $57,000 due to changes in volume and an increase of approximately $25,000 due to changes in rate.

Average earning assets decreased compared to the same period in 2011; however, both the increase in the yield on loans as well as the reduction in lower yielding federal funds sold minimized the negative impact on the Bank’s net interest income.   Management’s focus continues to be on building loan volume to enhance net interest income.

Provision for Loan Losses
The provision for loan losses was $61,000 for the quarter ended September 30, 2012 compared to $30,000 for the same quarter in 2011. The provision for loan losses was $121,000 for the nine months ended September 30, 2012 compared to $100,000 for the same period in 2011. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $61,000, or 30.69%, for the quarter ended September 30, 2012 compared to the same quarter in 2011. The results for the quarter in 2012 include a net gain of approximately $69,000 on the sale of the guaranteed portion of a SBA loan. Noninterest income declined approximately $79,000, or 9.71%, for the nine months ended September 30, 2012 compared to the same period in 2011.    The results for 2011 include a non-recurring net gain on the sale of other real estate owned of approximately $111,000.

While customer service fees improved by approximately $10,000, or 10.84%, they were offset by a decline in ATM fees of approximately $11,000, or 12.41%, for the quarter ended September 30, 2012 compared to 2011.  ATM fees declined $27,000, or 10.18%, for the nine months ended September 30, 2012 compared to the same period in 2011. The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers move to electronic payment methods utilizing debit and credit cards versus cash.   Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system that is in the process of being implemented as ATM hardware upgrades are made to meet American Disabilities Act requirements during 2012.

Noninterest Expense
Salaries and benefits decreased approximately $31,000, or 7.49%, for the quarter ended September 30, 2012 compared to 2011 and declined approximately $70,000, or 5.54%, for the nine months ended September 30, 2012 compared to the same period in 2011.  The reduction resulted from the severance of several unproductive personnel in the lending/credit administration area of the Bank as well as 2012 branch staff attrition. In conjunction with a review required by the Consent Orders, management is reviewing the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity.

Occupancy and equipment expense decreased approximately $12,000, or 4.34%, for the quarter ended September 30, 2012 compared to 2011 and decreased approximately $19,000, or 2.31%, for the nine months ended September 30, 2012 compared to the same period in 2011. The reduction is a result of lower depreciation expense related to fully depreciated equipment.

Marketing and public relations expense decreased approximately $9,000, or 63.80%, for the quarter ended September 30, 2012 compared to 2011 and decreased approximately $44,000, or 60.58%, for the nine months ended September 30, 2012 compared to the same period in 2011.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.  In 2012, direct marketing was curtailed.  More direct outreach through office receptions and direct calling by business development staff have been utilized to reduce expenses.

Professional services expense increased approximately $48,000, or 85.56%, for the quarter ended September 30, 2012 compared to 2011 and increased approximately $57,000, or 28.62%, for the nine months ended September 30, 2012 compared to the same period in 2011.  The increase is related to legal and consulting expenses incurred in conjunction with the Bank’s Consent Orders.

Data processing expenses decreased approximately $3,000, or 2.85%, for the quarter ended September 30, 2012 compared to 2011 and decreased approximately $16,000, or 4.29%, for the nine months ended September 30, 2012 compared to the same period in 2011.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal.  Further reductions will be sought in processing costs associated with other vendors.

Federal deposit insurance assessments increased approximately $2,000, or 5.36%, for the quarter ended September 30, 2012 compared to 2011 but decreased approximately $55,000, or 43.65%, for the nine months ended September 30, 2012 compared to the same period in 2012.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The FDIC assessment billing statements are provided one quarter in arrears and reflected a lower premium than recorded for the assessment period ending December 31, 2011.  The impact of the recent Consent Orders on the insurance premiums will result in an annual increase of approximately $60,000.

During the quarter and nine months ended September 30, 2012, a valuation allowance of approximately $127,000 and $153,000, respectively, was recorded on the Bank’s other real estate portfolio because of market value declines.  Approximately, $123,000 of the valuation decline relates to one property for which the bank has entered an agreement of sale.  The valuation allowance for the nine months ended September 30, 2011 totaled approximately $4,000.

Loan and collection expenses increased approximately $15,000, or 42.75%, for the quarter ended September 30, 2012 compared to 2011 and increased approximately $5,000, or 3.60%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase is directly related to expenses associated with other real estate owned including insurance, taxes, utilities, and annual re-appraisal fees.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of September 30, 2012, the Bank’s tier one leverage capital ratio was 6.06% and its total risk based capital ratio was 11.19%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: November 14, 2012	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2012	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.