Form 10-K
period 2012-12-31
UNITED BANCSHARES INC /PA
filed 2013-05-10
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

 Yes ☐ No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    No

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

Large Accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☐                      Smaller Reporting Company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):
Yes ☐     No ☒

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

As of March 4, 2013 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 56 through 58.  There are 99 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 4, 2013.

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

As of March 4, 2013, UBS and the Bank had a total of 27 employees.

United Bank of Philadelphia

United Bancshares, Inc. is an African American controlled and managed bank holding company for United Bank of Philadelphia (the “Bank”), a commercial bank chartered in 1992 by the Commonwealth of Pennsylvania, Department of Banking.  The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank provides full service community banking in Philadelphia neighborhoods that are rich in diversity providing a market opportunity that includes men, women, families, small business owners, skilled laborers, professionals and many more who need banking services to help make their dreams come true.

The Bank conducts all its banking activities through its three offices located as follows:  West Philadelphia Branch 38th and Lancaster Avenue, Philadelphia, Pennsylvania, (iii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iv) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  In addition, the Bank leases the retail space on the bottom floor of its Center City Graham Building corporate office. The Bank has an automated teller machine in the lobby of this space that allows it to have a branding presence in Center City Philadelphia without incurring additional occupancy expense. Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2012, the Bank had total deposits aggregating approximately $61 million and had total net loans outstanding of approximately $40.6 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 385 census tracts and, based census data, 250 or 65% of these are designated as low to moderate-income tracts while 105 or 27.3% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,526,006, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  The Bank is eligible to receive grants from the U.S. Treasury CDFI Bank Enterprise Award Fund for its qualified small business lending activity. Although grants have been received in the past, the Bank did not qualify in 2012.  Management intends to pursue CDFI and other available government funding in the future.

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

A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. At March 4, 2013, the Bank’s maximum legal lending limit was approximately $801,000 per borrower.  However, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

Competition

There is significant competition among financial institutions in the Bank’s service area.  Money center banks have positioned new branches in once abandoned neighborhoods seeking to grow market share in minority communities.  The Bank competes with local, regional and national commercial banks, as well as savings banks, credit unions and savings and loan associations.  Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services.  The Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank’s “uniqueness” in the marketplace and its mission to service groups of people who have traditionally been under served and by its devotion to personalized customer service.  The Bank’s branding message, “So Much More Than Banking” highlights the Bank’s community development focus.

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

Capital Adequacy

Federal and state banking laws impose on financial institutions such as USB and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  USB and the Bank are “adequately” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

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

Basel III

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to USB and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The comment period for the proposed rules has ended and a final ruling is pending.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to USB and the Bank under the proposals would be:

(i)	a new common equity Tier 1 capital ratio of 4.5%;

(ii)	a Tier 1 capital ratio of 6% (increased from 4%);

(iii)	a total capital ratio of 8% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 4% for all institutions.

The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios:

(i)	a common equity Tier 1 capital ratio of 7.0%;

(ii)	a Tier 1 capital ratio of 8.5%; and

(iii)	a total capital ratio of 10.5%.

The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

 Basel III provides discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes USB and the Bank. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;

(ii)	a Tier 1 capital ratio of 8% (increased from 6%);

(iii)	a total capital ratio of 10% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses:

(i)	proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act;

(ii)	revisions to recognition of credit risk mitigation;

(iii)	rules for risk weighting of equity exposures and past due loans;

(iv)	revised capital treatment for derivatives and repo-style transactions; and

(v)
disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

The effect of these rules on the Bank will not be known until finalization.

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
An engagement letter from a qualified consultant was received and approved by the Bank’s regulators.  Upon acceptance, the review commenced in May 2012 and was completed in June 2012.  A written management plan was submitted based on the results of the review.

Formulate and implement written profit and budget plans for each year during which the orders are in effect;	A three year profit and budget plan was prepared and submitted to regulators for review together with a revised Strategic Plan in May 2012.

Develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;	A comprehensive strategic plan was prepared and submitted to regulators for review in May 2012.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;
A capital plan with quarterly benchmarks was prepared and submitted to regulators for review together with the Bank’s Strategic Plan in May 2012 and was updated in 2013.
Formulate a written plan to reduce the Bank’s risk positions in each asset or loan in excess of $100,000 classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with quarterly benchmarks measured against capital was prepared and submitted in May 2012.

Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Revise the Bank’s loan policy to establish and monitor procedures for adherence to the loan policy and to eliminate credit administration and underwriting deficiencies identified at its current regulatory examination;
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted to regulators for review in April 2012.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted to regulators for review in April 2012.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators for review in April 2012.

Requirement	Status

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports have been prepared and submitted as required.

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

At December 31, 2012 and 2011, the Bank’s tier one leverage capital ratio was 6.00% and 6.27%, respectively, and its total risk based capital ratio was 11.16% and 12.41%, respectively.  The tier one leverage ratio declined as a result of the Bank’s net loss. In 2013, management developed and submitted a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments.

Management believes that the Bank has and will continue to endeavor to comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

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

In accordance with the Economic Stabilization Act, the deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The newly enacted Dodd Frank Act made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.   In addition, the Dodd Frank Act provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions through December 31, 2012. The expiration of this expanded coverage did not have any significant impact on the Bank’s liquidity.

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

 In 2009,  the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $502,011.  The Bank amortized and expensed $32,923 for the quarter ending December 31, 2009, and $135,784, $162,588, and $109,086 ,  for the years ending December 31, 2010, 2011, and 2012, respectively. The prepaid assessment remaining at December 31, 2012 is $61,630.

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

 The FDIC insurance premiums are “risk based.”  Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles.  As a result, a decrease in the bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the Bank’s net funding cost and reduce its net income.  The impact of the recent Consent Orders on the insurance premiums is projected to be approximately $60,000 annually, assuming deposit levels remain stable..

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of December 31, 2012, the Bank’s tier one leverage capital ratio was 6.00% and its total risk based capital ratio was 11.16%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

The ability to maintain effective internal control over financial reporting

Management determined that the Company’s internal control over financial reporting was not effective at December 31, 2012 as described in Item 9A.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s remediation efforts with respect to the material weakness at December 31, 2012 are underway and are expected to be completed in the near future, however, the Company’s material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.  Additionally, although the Company has taken steps to make the necessary improvements to remediate the deficiencies it has identified, we cannot be certain that other deficiencies will not be identified or that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future. Any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the 1934 Act in a timely manner, and require us to incur additional costs and to divert management resources.  Additionally, any further ineffective internal controls over financial reporting could result in restatements in the future and further increased regulatory scrutiny as well as cause investors to lose confidence in our reported financial information, which could have a negative effect on our ability to raise capital.

Additional risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Bank’s management attention away from core banking operations which may ultimately reduce the Bank’s earnings

	New developments in the banking industry
	Variations in quarterly or annual operating results
	Revision of or the issuance of additional regulatory actions affecting UBS or the Bank
	Litigation involving UBS or the Bank
	Changes in accounting policies or procedures

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

 In 2013, in conjunction with the sale and closure of its 38th and Lancaster Street branch and the approval to open a retail branch in the Graham building retail space for which the Bank was already obligated, management is in the process of renegotiating and extending the terms of both leases to 2023.  The decision to extend these leases came after a long and extensive evaluation of the cost/benefit of the Bank’s corporate office location in Philadelphia’s central business district close to City government and management believes that a corporate and retail presence in Center City Philadelphia is consistent with the Bank’s shift in strategic direction to focus on business banking.  Execution strategies, including corporate collaborations, will be developed to better capitalize on the small business marketplace.

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

West Philadelphia Branch

On December 28, 2012, the Bank sold the branch location at 3750 Lancaster Avenue.  Branch operations ceased at this location on April 12, 2013 and resumed on April 15, 2013 at the new Graham Building retail space.  The Bank will continue to operate an ATM at the Lancaster Avenue location for which it has entered into a one year operating agreement for a monthly fee of $1,500.

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
.
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

There were no capital stock transactions during 2012 and 2011.

As of March 4, 2013 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

There were no equity compensation instruments outstanding at December 31, 2012.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008	2007

Net interest income	$2,946	$3,068	$3,094	$3,124	$3,291	$3,600
Provision for loan losses	453	170	747	235	368	120
Noninterest income	1,525	1,071	1,465	1,313	1,209	1,320
Noninterest expense	5,034	5,000	5,040	4,747	4,785	4,753
Net (loss) income	(1,016)	(1,031)	(1,228)	(545)	(653)	47
Net (loss) income per share – basic	(0.95)	(0.97)	(1.15)	(0.51)	(0.61)	0.04
Net (loss) income per share – fully diluted	(0.95)	(0.97)	(1.15)	(0.51)	(0.61)	0.04

Balance sheet totals:
Total assets	$65,616	$77,017	$73,966	$68,318	$69,435	$75,232
Net loans	40,298	40,635	44,686	46,860	48,077	44,594
Investment securities	12,922	18,490	16,477	11,834	12,562	13,921
Deposits	60,977	71,300	67,211	60,307	60,904	66,084
Shareholders’ equity	4,240	5,261	6,297	7,531	8,050	8,685
Ratios:
Tier 1 Leverage ratio	6.00%	6.29%	7.63%	10.08%	10.41%	10.41%
Tangible common equity ratio	2.52%	3.48%	5.02%	7.25%	7.87%	8.06%
Equity to assets ratio	7.37%	8.05%	8.51%	11.02%	11.59%	11.54%
Return on assets	(1.44)%	(1.32)%	(1.68)%	(0.79)%	(0.87)%	0.06%
Return on equity	(19.53)%	(18.92)%	(17.49)%	(7.66)%	(8.21)%	0.62%

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

Although the there has been modest improvement in the economy, the lagging effect of the recession and the depth of the damage created in the financial services sector is still being felt.  Loan origination volume remains slow and asset quality challenges continue to negatively impact the Bank’s financial condition.   Management is committed to improving the operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Bank’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood. In 2012, capital declined as a result of continued operating losses.  Going forward, a concentrated effort will be made to stabilize and strengthen the Bank’s capital.  The Bank’s capital plan includes the following:

1.	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. Refer to the Earnings Enhancement discussion below.
2.	External equity investments—Potential investors will be sought in 2013 to generate a minimum investment of $1 million.

The Bank is a CDFI and may have the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program and Technical Assistance (TA) Program were created to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. These programs complement the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2012, the Bank applied for a BEA grant based on lending activity but did not qualify.  When possible, management will continue to seek funding from available CDFI programs to supplement capital and support technical assistance and growth,

Manage asset quality to minimize credit losses and reduce collection costs. While some progress has been made in the Bank’s collection, underwriting, and customer relationship management practices, additional efforts are necessary to ensure improvement in asset quality trends. Management will continue to proactively identify and manage emerging problem credits to minimize additions to its classified assets through its Asset Quality Committee discussions.

In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized in an attempt to reduce the level of non-performing loans and non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  These activities will likely result in additional expenses, including loan collection and other real estate related costs that will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.  In addition, while collection activity is currently being handled by credit administration staff, a senior lending officer will be hired to provide additional expertise and leadership to curtail further deterioration in asset quality.

Earnings enhancement plan. Management recognizes the challenges it continues to face in achieving profitability. In 2013, management will expand its business banking focus to include strategies to increase the Bank’s commercial lending activity.  Focused and aggressive business development efforts targeting small businesses will be employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.  Specifically, the Bank will seek to originate SBA loans for which the guaranteed portion will be sold in the secondary market for a gain.

While increased interest income on loans and gains on the sale of loans will the primary drivers of earnings enhancement, noninterest income related to business banking products and services will be targeted to supplement earnings as well.  A new business banking bundle will be created to include some of the following fee-for-service products:

•	Merchant services (credit card processing)
•	Insurance commission (health and possibly property and casualty insurance sales)
•	Small business secured credit cards

The Bank’s noninterest expense continues to be elevated as a result of occupancy expense related to its three branch structure. Also, unlike other similar-sized community banks, the Bank incurs a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. While there has been some improvement in noninterest expense, management will seek further savings and efficiencies, where possible, including the following:

1.	Review and re-negotiation of significant contracts (i.e. data processing, credit card, EFT services, etc.)
2.	Sale and/or other disposition of Other Real Estate properties to reduce carrying costs
3.	Review and revision of the Bank’s customer service fees to maximize income.

The amortization of the Bank’s core deposit intangible related to a premium paid for a branch acquisition will be complete in September 2013.  The completion of this amortization will reduce the Bank’s noninterest expense by $180,000 annually beginning in 2014.

Another challenge to increased earnings continues to be margin compression. Margin compression has been created by the lack of significant loan growth as well as the continued low interest rate environment that has resulted in lower yields on loans, federal funds sold and investment securities. There is also rate competition from money center banks for creditworthy small business loan customers. While management actively manages the rates paid on deposit products to “average” market rates in attempt to mitigate the effect of the reduction in yield on earning assets, deposit rates have generally “bottomed out”. Management will continue to focus on growing the Bank’s loan portfolio and reducing the level of nonaccrual loans to increase net interest income.

Results of Operations

In 2012, the Company recorded a net loss of approximately $1,016,000 ($0.95 per share) compared to a net loss of approximately $1,031,000($0.97 per share) in 2011.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2012			2011			2010
	Average		Yield/	Average		Yield/	Average	Average	Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	balance	Balance	rate
Assets:
Interest-earning assets:
Loans	$41,732	$2,628	6.30%	$42,238	$2,666	6.31%	$46,775	$2,806	6.00%

Investment securities held-to-maturity	14,353	405	2.82	17,219	571	3.32	13,711	508	3.71
Investment securities available-for-sale	1,111	34	3.06	1,110	45	4.05	1,348	62	4.60
Total investment securities	15,464	439	2.84	18,329	616	3.36	15,059	570	3.79

Interest bearing balances with other banks	305	1	0.33	305	1	0.33	305	1	0.33
Federal funds sold	8,907	17	0.19	10,958	20	0.18	5,557	12	0.22
Total interest-earning assets	66,408	3,085	4.65	71,830	3,303	4.60	67,696	3,389	5.01
Noninterest-earning assets:
Cash and due from banks	1,743			1,687			1,814
Premises and equipment, net	921			1,079			1,263
Other assets	2,351			3,082			2,975
Less allowance for loan losses	(884)			(814)			(740)
Total	70,539			76,864			$73,008
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$16,196	$ 49	0.30%	$15,948	73	0.46%	$12,455	75	0.60%
Savings deposits	14,397	7	0.05	14,236	11	0.08	14,441	15	0.10
Time deposits	19,417	83	0.43	26,019	151	0.58	24,450	205	0.84
Total interest-bearing liabilities	50,010	139	0.28	56,203	235	0.42	51,346	295	0.57
Noninterest-bearing liabilities:
Demand deposits	15,327			14,458			14,232
Other	-			-			408
Shareholders’ equity	5,202			6,203			7,022
Total	70,539			$76,864			$73,008
Net interest income		$2,946			$3,068			$3,094
Spread			4.37%			4.18%			4.44%
Net yield on interest-earning assets			4.45%			4.27%			4.57%
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

Net interest income totaled approximately $2,946,000 in 2012 and approximately $3,068,000 in 2011, a decrease of approximately $122,000, or 3.96%

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(32)	$(6)	$(38)	$(281)	$140	$(141)
Investment securities held-to-maturity	(103)	(63)	(166)	140	(77)	63
Investment securities available-for-sale	(5)	(6)	(11)	(12)	(5)	(17)
Interest-bearing deposits with other banks	-	-	-	-	-	-
Federal funds sold	(4)	1	(3)	14	(6)	8
Total Interest-earning assets	(144)	(74)	(218)	(139)	52	(87)
Interest paid on:
Demand deposits	1	(25)	(24)	24	(25)	(1)
Savings deposits	-	(4)	(4)	-	(3)	(3)
Time deposits	(43)	(25)	(68)	14	(69)	(55)
Total interest-bearing liabilities	(42)	(54)	(96)	38	(97)	(59)
Net interest income	$(102)	$(20)	$ (122)	$(177)	$149	$ (28)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2012, there was a decrease in net interest income of approximately $102,000 due to changes in volume and a decrease of approximately $20,000 due to changes in rate. In 2011, there was a decrease in net interest income of approximately $177,000 due to changes in volume and an increase of approximately $149,000 due to changes in rate.

Average earning assets decreased to approximately $66.4 million in 2012 from approximately $71.8 million in 2011 but the net interest margin of the Bank increased from 4.27% to 4.45% for the same period.  The primary driver of this improvement was a reduction in higher cost certificates of deposit.  The Bank continues to operate in a historically low interest rate environment that is expected to remain low through 2014 and create pressure on the net interest margin.

The average yield on the investment portfolio declined to 2.84% in 2012 from 3.36% in 2011.  The decline in yield was the result of the call of approximately $7.7 million in higher yielding agency securities.  In addition, some of the Bank’s floating rate mortgage-backed securities that have Treasury and LIBOR indices repriced in 2012.  The average yield is projected to decline further in 2013 as a result of additional call activity and projected low interest rate environment.

The cost of interest-bearing liabilities fell 14 basis points in 2012 compared to 2011 as a result of rate reductions made on the Bank’s deposit products to follow market conditions as well as a reduction in the level of higher rate certificates of deposit. Deposit rates have relatively “bottomed-out”; therefore, there is little room to make further downward adjustments.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings in 2012 was $453,000 compared to $170,000 in 2011.  The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  The increased provision in 2012 is related to one impaired loan for which a $340,000 specific reserve was required.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2012. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income increased approximately $454,000, or 42.38%, compared to 2011.  The increase is primarily the result of a gain of approximately $527,000 realized on the sale of the Bank’s 38th and Lancaster Avenue branch that was sold in December 2012.  In addition, the Bank recognized a net gain of approximately $69,000 on the sale of the guaranteed portion of an SBA loan in 2012 as a result of favorable market conditions for secondary market loan sales.  Management will seek to increase SBA loan volume and related gains on sales as a means to increase earnings.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2012, customer service fees increased approximately $20,000, or 5.32% compared to 2011 primarily a result of an escalation in overdraft volume and related fees.  In addition, there was a reduction in the level of waived fees.

During 2012, surcharge income on the Bank’s ATM network declined approximately $30,000, or 8.72%, compared to 2011.  The Bank’s ATM network continues to experience a reduction in volume because of ATM saturation in the marketplace by both financial and non-financial competitors.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.     Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including a more cost effective network communication system that will be implemented as ATM hardware upgrades that are in the process of completion are made to meet American Disabilities Act requirements.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2012 and 2011, these fees totaled $145,000.  The Bank serves as agent/arranger for two facilities.  Fees on these facilities are received annually for the administration of the credit facilities.  Growth in this business line was curtailed as a result of the turmoil in the financial markets over the last several years.  Management may seek to expand these credit services as the economy moves out of recession.

Noninterest Expense

Noninterest expense increased approximately $34,000, or 0.68% in 2012 compared to 2011.

Salaries and benefits decreased approximately $89,000, or 5.41%, in 2012 compared to 2011.  The decline is primarily the result of the severance of unproductive personnel in the lending/credit administration area of the Bank in 2012, including the senior lending officer. In conjunction with a review required by the Consent Orders, management is reviewing the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity.
Occupancy and equipment expense decreased approximately $30,000, or 2.74%, in 2012 compared to 2011. The reduction is primarily a result of lower depreciation expense related to fully depreciated equipment.

Marketing and public relations expense decreased approximately $40,000, or 35.17%, in 2012 compared to 2011.  In 2011, the Company began to push out its new branding message, “So Much More Than Banking” utilizing newspaper and magazine ads, bus depots, and other relevant marketing strategies.  Beginning in 2012, external direct marketing was curtailed.  More direct outreach through office receptions and direct calling by business development staff was utilized to reduce expenses.

Professional services expense increased approximately $57,000, or 21.71%, in 2012 compared to 2011.  The increase is related to legal and consulting expenses incurred in conjunction with compliance with the Bank’s Consent Orders including a management review performed by a professional human resource company.

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

Data processing expenses decreased approximately $16,000, or 3.31%, in 2012 compared to 2011.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal/extension.  Further reductions will be sought in processing costs associated with other vendors.

Loan and collection expenses increased approximately $18,000, or 8.71%, in 2012 compared to 2011. The increase is directly related to expenses associated with other real estate owned including insurance, taxes, utilities, and annual re-appraisal fees.

During 2012, a valuation allowance expense of approximately $232,000 was recorded on the Bank’s other real estate portfolio because of market value declines.  Approximately $123,000 of the valuation decline related to one property that was sold in December 2012. The remainder of the decline related to an estimated reduction in the net liquidation value of a portfolio of low-income residential real estate properties that have been vacant for more than one year. The valuation allowance expense in 2011 totaled approximately $4,000.

Federal deposit insurance premiums decreased approximately $53,000, or 31.55% in 2012 compared to 2011. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The FDIC assessment billing statements are provided one quarter in arrears and reflected a lower premium than recorded for the assessment period ending December 31, 2011.  The Consent Orders are projected to result in an annual premium increase of approximately $60,000 if the level of deposits remains the same. (Refer to “Federal Deposit Insurance Assessments” above).

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses decreased approximately $5,422,000, or 7.55%, in 2012 compared to 2011.

Table 3—Sources and Use of Funds Trends

	2012			2011
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	balance	Amount	Percent
Funding uses:
Loans	$41,732	$(506)	(1.20)%	$42,238	$(4,537)	(9.70)%
Investment securities
Held-to-maturity	14,353	(2,866)	(16.64)	17,219	3,508	25.59
Available-for-sale	1,111	(1)	(0.09)	1,110	(238)	(17.66)
Interest-bearing balances with other banks	305	-	-	305	-	-
Federal funds sold	8,907	(2,051)	(18.72)	10,958	5,401	97.19
Total uses	$66,408	$(5,422)		$71,830	$4,134
Funding sources:
Demand deposits:
Noninterest-bearing	$15,327	$ 869	6.01	$14,458	$ 226	1.59
Interest-bearing	16,196	248	1.56	15,948	3,493	28.04
Savings deposits	14,397	161	1.13	14,236	(205)	(1.42)
Time deposits	19,417	(6,602)	(25.37)	26,019	1,569	6.42
Total sources	$65,337	$(5,324)		$70,661	$5,083

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

Average investment securities decreased approximately $2,994,000, or 16.33%, in 2012 compared to 2011. The decrease was primarily related to a reduction in investable funds because of a decline in deposits and the call of higher yielding agency securities in the current low interest rate environment.

The yield on the investment portfolio declined to 2.84% at December 31, 2012 compared to 3.36% at December 31, 2011 primarily as a result of the call activity during the year.  As reflected in Table 4 below, the duration of the portfolio has extended to 3.20 years at December 31, 2012 compared to 2.42 years at December 31, 2011 as a result of the purchase of callable agency securities with longer terms as well as amortizing 15 and 20 year government sponsored enterprise (GSE) mortgage-backed pass-through securities that serve to generate monthly cash flow.  At December 31, 2012, 28% of the investment portfolio consisted of callable agency securities for which continued call activity is projected in the current low interest rate environment that may result in a shortened duration.  Approximately 72% of the portfolio consists of GSE mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. During 2012, a strategic shift in portfolio allocation was made to allow up to 75% amortizing GSE mortgage-backed securities. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.  The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement securities that diversify risk and provide some level of monthly cash flow.
Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$ 250	2.50%	$3,355	2.50%	$ -	- %	$3,605
Money market funds			-		-		-		129
Mortgage-backed securities	-		-		-		-		9,188
Total securities	$ -		$ 250		$3,355		$ -		$12,922
Average maturity									3.20 years

The above table sets forth the maturities of investment securities at December 31, 2012 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans decreased approximately $506,000, or 1.20%, in 2012 compared to 2011.  Market demand for loans remains relatively “soft” as some borrowers have shied away from obtaining financing as a result of the slow economic recovery. While the Bank funded approximately $7.4 million in loans during the year, commercial loan payoffs escalated as a result of increased market competition from money center banks in the region for quality performing loans as well as take-out financing on several construction loans and the sale of the guaranteed portion of an SBA loan.  In addition, the consumer portfolio continues to decline because of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the current low interest rate environment.  The Bank is not an originator of residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

In 2012, management adopted a business banking focus that incorporates strategies to increase the Bank’s small business lending activity in alliance with a third party SBA loan origination group.  This program is designed to generate fee income as well as build loan volume.  In June 2012, the Bank originated one SBA loan totaling $750,000.  A gain of approximately $69,000 was recognized on the sale of the guaranteed portion of this loan in August 2012.  Focused and aggressive business development efforts targeting small businesses are being employed in effort to increase commercial and industrial lending activity (i.e. working capital, receivables, etc.) for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.   In addition, loan participations will be used to supplement the Bank’s lending activities.

As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $35.1 million, or 85%, of total loans at December 31, 2012. Approximately $15.1 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2012 were $12.6 million, or 40%, of the commercial portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment.

As reflected in Table 6 below, approximately $13.1 million, or 31.79%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial and industrial	$3,734	$3,730	$5,729	$4,353	$4,286
Commercial real estate	31,381	30,197	30,738	32,294	32,199
Residential mortgages	3,140	3,356	4,432	5,313	6,110
Consumer loans	3,247	4,219	4,713	5,626	6,068
Total loans	$41,502	$41,502	$45,612	$47,587	$48,663

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$ 2,641	$1,093	$ -	$ 3,734
Commercial real estate	7,978	14,008	9,395	31,381
Consumer loans	1,743	142	1,362	3,247
Residential mortgage loans	830	23	2,287	3,140
Total loans	$13,192	$15,266	$13,044	$41,502
Loans maturing after one year with:
Fixed interest rates				$ 24,507
Variable interest rates				3,802

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2012	2011	2010	2009	2008

Nonaccrual loans	$2,584	$2,132	$2,781	$3,783	$1,701
Impaired loans	2,344	1,687	2,516	3,553	$2,531
Interest income on nonaccrual loans included in net income for the year	39	144	110	219	9
Interest income that would have been recorded under original terms	169	165	186	195	121
Interest income recognized on impaired loans	39	5	63	34	64
Loans past due 90 days and still accruing	211	471	205	776	578
Troubled Debt Restructured loans	-	-	-	-	-

                At December 31, 2012, nonaccrual loans totaled approximately $2,584,000 compared to approximately $2,132,000 at December 31, 2011.  The increase is primarily related to one commercial and industrial receivable based loan totaling approximately $340,000 for which management is aggressively pursuing collection.   A significant portion of the Bank’s nonaccrual loans are commercial loans with real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

The level of classified loans (including impaired loans) increased to approximately $3,531,000 at December 31, 2012 from approximately $3,061,000 at December 31, 2011. Again, the increase is primarily related to the asset based loan referenced above.  In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  One borrower relationship with loans totaling $710,000 migrated to a “Doubtful” classification in 2012 as a result of uncertainty surrounding contract receivables.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

Impaired loans totaled approximately $2,344,000 at December 31, 2012 compared to $1,687,000 at December 31, 2011.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with impaired loans was approximately $843,000 and $308,000, at December 31, 2012 and 2011, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment    The increase in 2012 is primarily related to two loans for which the underlying collateral declined in value and/or was determined to be uncollectible. Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank is concentrated in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2012 and 2011, loans to religious organizations represented approximately $674,000 and $418,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Interest income recognized on impaired loans during the year ended December 31, 2012 and 2011 was approximately $39,000 and $5,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2012 and 2011 met the criteria of a troubled debt restructuring.  The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2012 and 2011.

Allowance for Loan Losses

 The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.
•	Historical Charge-Off Component – Applies a rolling, eight-quarter historical charge-off rate to all pools of non-classified loans.
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

All of these factors may be susceptible to significant change.   Management increased the qualitative factor for its commercial and industrial portfolio at December 31, 2012 as the trends in delinquencies/classifications have been not been favorable in that category of loans. There was no change in other qualitative factors for all other loan categories during the year ended December 31, 2012.  With the exception of commercial and industrial loans, the average eight rolling quarter net loss factors have declined during the year in each portfolio segment as a result of a lower level of net charge-offs in 2012.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2012.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the financial statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 2.90% at December 31, 2012 and 2.09% at December 31, 2011. The increase in the allowance in 2012 as a percentage of total loans is related to an increase in specific reserves for impaired loans.

Table 8—Allocation of Allowance for Loan Losses

	2012		2011		2010		2009		2008
		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
(Dollars in thousands)

Commercial and industrial	$835	9.00%	$387	8.99%	$301	12.56%	$324	8.54%	$282	8.81%
Commercial real estate	364	75.62	412	72.76	553	67.39	298	68.47	210	66.17
Consumer real estate	-	11.12	40	13.46	36	10.33	38	11.17	33	12.56
Consumer and other loans	5	4.26	28	4.79	36	9.72	65	11.82	62	12.47
Unallocated	-	-	-	-	-	-	2	-	-	-
	$1,204	100.00%	$867	100.00%	$926	100.00%	$727	100.00%	$587	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at January 1	$867	$926	$727	$587	$590

Charge-offs:
Commercial and industrial	(56)	(65)	(189)	(22)	(464)
Commercial real estate	-	(150)	(227)	(62)	(4)
Consumer real estate	(80)	(4)	(8)	-	-
Consumer and other loans	(21)	(46)	(177)	(57)	(51)
	(157)	(265)	(601)	(141)	(519)
Recoveries:
Commercial loans	-	10	7	2	107
Commercial real estate	8	-	1	-	-
Consumer real estate	17	6
Consumer and other loans	16	21	45	44	41
	41	37	53	46	148
Net recoveries (charge-offs)	(116)	(228)	(548)	(95)	(371)
Provisions charged to operations	453	170	747	235	368

Balance at December 31	$1,204	$867	$926	$727	$ 587
Ratio of net (recoveries) charge-offs to average loans outstanding	0.28%	0.54%	1.17%	0.20%	0.77%

Deposits

In 2012, average deposits decreased approximately $5,324,000, or 7.53%, concentrated in the category of time deposits.  The publication of the Bank’s Consent Orders in 2012 negatively impacted depository relationships with governmental entities resulting in unplanned time deposit redemptions totaling $8 million.  As a result, time deposits decreased on average by approximately $6,602,000, or 25.37%, during the year. The Bank has approximately $6.0 million governmental or quasi-governmental certificate of deposit relationships remaining.  Management is proactively communicating with agency officials to avoid further reduction in account balances.  Based on these communications, no significant reductions are anticipated.

There was an increase in average noninterest bearing demand deposits totaling approximately $869,000, or 6.01%, and an increase in average interest-bearing demand deposits totaling $248,000, or 1.56%, during the year primarily related to one significant depository relationship for which the balances increased in conjunction with contract funding received.  These deposits are expected to fluctuate widely based on required payment activity related to projects completed by this customer.

Table 10—Average Deposits by Class

	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$15,327	-%	$14,458	-%	$14,232	-%
Interest-bearing demand deposits	16,196	0.30	15,948	0.46	12,455	0.60
Savings deposits	14,397	0.05	14,236	0.08	14,441	0.10
Time deposits	19,417	0.43	26,019	0.58	24,450	0.84

Other Borrowed Funds

The Bank did not borrow funds during 2012.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $1.75 million in securities pledged that result in borrowing capacity of $1.5 million.

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

Summaries of the Bank’s financial instrument commitments in thousands are as follows:
	2012	2011

Commitments to extend credit	$9,484	$9,162
Outstanding standby letters of credit	1,173	1,208

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

The increase in commitments at December 31, 2012 compared to 2011 is primarily related to an increase in approved but unfunded loans.  Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2012, management believes the Bank’s liquidity is satisfactory.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $10.7 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2012, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $10.2 million, or 15.51%, compared to $14.5 million, or 18.82%, at December 31, 2011.  The decrease primarily relates to a reduction in governmental deposits in early 2013 as a result of the regulatory Orders. The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, at December 31, 2012, more than 80% of these securities were pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.

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

The Bank’s overall liquidity has generally been enhanced by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $6 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  In March 2012, there were unplanned time deposit redemptions totaling $6 million directly related to the Bank’s regulatory Orders that resulted in a reduction in liquidity.  Although reduced, liquidity ratios remain above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2012 Contractual Terms

3 months or less	$2,613
Over 3 through 6 months	5,700
Over 6 months through 1 year	576
Over 1 through five years	754
Over five years	-
Total	$9,643

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2012:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$16,886	$15,244	$1,416	$190	$36
Operating Lease Obligations	1,925	501	982	274	168
Total	$18,811	$15,745	$2,398	$464	$204

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2012, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2012, an asset-sensitive position is maintained on a cumulative basis through one year of 11.62%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  Although increasing, this level is within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis.    In the current low interest rate environment, this positive gap position creates margin compression.  Management will seek to minimize the impact by shifting excess funds to mortgage-backed securities and commercial loan originations that are fixed for at least five years.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2012

(Dollars in thousands)	3 months or less	Over 3 through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	306	-	-	-	$306
Investment securities	2,811	2,131	980	783	6,089	12,794
Federal funds sold	7,567	-	-	--	-	7,567
Loans	15,613	8,669	6,480	2,537	5,968	39,267
Total interest-sensitive assets	25,991	11,106	7,460	3,320	12,057	59,934
Interest-sensitive liabilities:
Interest-bearing checking accounts	$1,657	-	$1,657	-	-	3,314
Savings and money market accounts	13,227	-	13,227	-	-	26,454
Certificates $100,000 or more	2,614	6,276	753	-	-	9,643
Certificates of less than $100,000	2,710	3,644	663	226	-	7,243
Total interest-sensitive liabilities	20,208	9,920	16,300	226	--	46,654
Interest sensitivity gap	$5,783	$1,186)	$(8,840)	$3,094	$12,057	$13,280
Cumulative gap	$5,783	$6,969
Cumulative gap/total earning assets	9.65%	11.62%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.29	1.23
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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2012 are as follows:

Year 1
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$3,063 3,031 2,964	9.83% 8.69 6.30
+100 basis points	2,870	2.93
Flat rate	2,788	-
-100 basis points	2,631	(5.63)
-200 basis points -300 basis points -400 basis points	2,408 2,192 1,992	(13.65) (21.40) (28.56)

Year 2
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$6,251 6,177 6,003	12.39% 11.07 7.93
+100 basis points	5,769	3.73
Flat rate	5,562	-
-100 basis points	5,157	(7.28)
-200 basis points -300 basis points -400 basis points	4,594 4,053 3,562	(17.40) (27.12) (35.95)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2012 are as follows:

MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$3,373 4,171 4,734	(33.50)% (17.80) (6.70)
+100 basis points	4,777	(5.90)
Flat rate	5,075	-
-100 basis points	5,700	12.30
-200 basis points -300 basis points -400 basis points	5,751 6,688 7,290	13.30 31.80 43.70

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately.  At December 31, 2012, the change in the market value of equity in a +200 basis point interest rate change is -6.70%, within the Bank’s policy limit of 25% and -33.50% in a +400 basis point interest rate change, within the policy limit of 50%.  Management will continue manage this risk by balancing the composition of the balance sheet with variable rate loans and/or purchasing floating rate mortgage-backed securities.

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

The Bank’s Board of Directors and management consider all of the relevant factors and conditions in the asset/liability planning process.  Based on the results of the simulation models interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at December 31, 2012.  If significant interest rate risk arises, the Board of Directors and management may take, but are not limited to, one or all of the following steps to reposition the balance sheet as appropriate:

1.	Limit jumbo certificates of deposit and movement into money market deposit accounts and short-term certificates of deposit through pricing and other marketing strategies.
2.	Purchase quality loan participations with appropriate interest rate/gap match for the Bank’s balance sheet.
3.	Restructure the Bank’s investment portfolio.

Capital Resources

Total shareholders’ equity declined approximately $1,021,000, or 19.41%, in 2012 compared to 2011. The decrease in capital in 2012 is attributable to a net loss of approximately $1,016,000 and other comprehensive loss related to a decrease in the unrealized gain on the securities classified as available-for-sale.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment.  The Bank will seek to raise $1,000,000 in equity investment from potential prospects in 2013.

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

As indicated in Table 14, the Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.    Management has developed a Capital Plan that includes profitability and external investment to improve its capital ratios.   UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital to risk-
weighted assets:
Consolidated	$4,584	11.16%	$3,287	8.00%	N/A
Bank	4,584	11.16%	3,287	8.00%	$4,109	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	4,070	9.91%	1,644	4.00%	N/A
Bank	4,070	9.91%	1,644	4.00%	2,465	6.00%
Tier I capital to average assets:
Consolidated	4,070	6.00%	2,715	4.00%	N/A
Bank	4,070	6.00%	2,715	4.00%	3,394	5.00%

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

See Consolidated Financial Statements on pages 60 to 99 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2012.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this Report (the “Evaluation Date”). A control system, no matter how well designed and operated, can provide only reasonable, not absolute insurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic and annual reports.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses described below.

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of December 31, 2012 in connection with the identification and assessment of impaired loans and the valuation of certain other real estate owned.

To address the material weaknesses, we have established the following policies:  (1) our current foreclosed real estate policy is to obtain annual valuations, through either appraisals or valuations on foreclosed properties in accordance with regulatory guidance.  We have revised our policy to require updated valuations, when necessary, based on information received when a foreclosed property is sold and require the prompt recording of any loss on the sale of foreclosed property.  When performing updates to all valuations, we will use a discount to offset or adjust valuations appropriately.  The valuation adjustments will be based on the age of the last valuation in the file and known market conditions, and (2) in addition to the existing third party external review and asset quality meetings, Management will enhance its review to a level of precision necessary to identify impaired loans and make any needed adjustments in assessing for loan losses.  Management believes that these changes will contribute significantly to the remediation of the material weaknesses in the financial controls that was in existence as of December 31, 2012. Additional changes will be implemented as determined necessary.

Although our remediation efforts are well underway and are expected to be completed in the near future, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

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

ITEM 9B—OTHER INFORMATION

A shareholders’ annual meeting of UBS was held on December 14, 2012.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the reelection of two (2) Class D directors to serve four year terms and the ratification of the appointment of McGladrey LLP as UBS’ independent registered public accounting firm for the year 2012.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

51.08% Shares Voted	446,321 of 873,725 Shares

Question	FOR	AGAINST	WITHHOLD/ABSTAIN
Election of Directors: L. Armstead Edwards Ernest L. Wright Marionette Y. Wilson (CLASS A)	433,221 432,171 433,121	0 0 0	13,100 14,150 13,200
Ratify McGladrey LLP	443,855	350	6,850

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	Will expire
Bernard E. Anderson	75	Economist Whitney M. Young, Jr. Professor Emeritius Wharton School, University of Pennsylvania	2002	2014
		Philadelphia, PA

David R. Bright	73	Retired, Executive Vice President
		Meridian Bancorp	2002	2014
		Philadelphia, PA

Joseph T. Drennan	68	Former Chief Financial Officer	2004	2014
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	70	Chairman of the Board,	1993	2016
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	67	Retired as co-Founder,	1996	2016
		John Frazier, Inc.
		Philadelphia, Pennsylvania

Maurice R. Mitts	52	Founder/Partner,	2008	2013
		Mitts Milavec, LLP, Attorney at Law
		Philadelphia, Pennsylvania
William B. Moore	70	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2015
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	67	President and CEO of Registrant	2000	2015
		and United Bank of Philadelphia

Ernest L. Wright	84	Founder, President and	1993	2016
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	67	President and Chief Executive Officer
Brenda M. Hudson-Nelson	51	Executive Vice President/Chief Financial Officer

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

Board Leadership Structure

The positions of the Board Chairman and President and Chief Executive Officer are held by two individuals.  The Board believes this structure is appropriate for UBS and the Bank because of the need for the Chairman to have independence in leading the Board of Directors to oversee and direct management and the President and CEO’s direct involvement in leading management of UBS and the Bank.

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

Policy for Attendance at Annual Meetings

           UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 14, 2012, all of the directors attended the meeting.

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

Meetings and Executive Sessions of Independent Directors

In 2012, the UBS’ and the Bank’s Board of Directors met at least monthly, except in July, and during 2012 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2012, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2012 and the committee meetings held by each committee on which the director served.

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

       Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee also meets to discuss and approve certain human resource matters including compensation, and to ratify and approve certain of the Bank’s loans. The Executive Committee held eleven (11) meetings during 2012.

The Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank. The Executive Committee, without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2012, the Executive Committee held one (1) meeting as the Compensation Committee to discuss the performance and compensation of the executive officers.  There is no charter for the Executive Committee acting as a compensation committee.

              Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2012. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on October 27, 2010.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on October 27, 2010.  The Committee held one (1) meeting during 2012 resulting in the nomination of for re-election of three (3) Class A directors.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2012, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2012, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

     The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2012.

Audit Committee Report

Management is responsible for the financial reporting process, including the system of internal controls, and for the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. Our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee’s responsibility is to monitor and review these processes, acting in an oversight capacity relying on the information provided to it and on the representations made by management and the independent registered accounting firm.

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2012, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with McGladrey LLP, our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of   McGladrey LLP, and (iv) has received and reviewed the written disclosures and the letter from McGladrey LLP required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding McGladrey LLP’s communications with the Audit Committee concerning independence and has discussed with McGladrey LLP its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2012 to be filed with the SEC.

UBS’ Audit Committee is composed of Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted: Joseph T. Drennan (Chairman), William B. Moore L. Armstead Edwards, Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 4, 2013:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 4, 2013	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	67	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	51	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2012.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2012, the Executive Committee held one (1) meeting as the Compensation Committee.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives
The primary objectives of our compensation policy are:

	To attract and retain highly qualified key executive officers essential to our long-term success;
	To reward properly executive officers for performance, achievement of goals and enhancement of shareholder value.
	To assist with succession Planning to ensure adequate replacement for key executives

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

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2012.

Components of Compensation for 2012

For the fiscal year ended December 31, 2012, the components of executive compensation were:

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls Chief Executive Officer	2012 2011	$168,000 168,000	$0 0	$0 0	$0 0	$0 0	$0 0	$6,209 6,209	$174,209 174,209

Brenda Hudson-Nelson, Chief Financial Officer	2012 2011	$121,000 121,000	0 0	0 0	0 0	0 0	0 0	6,095 6,095	127,095 127,095

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

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2012. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of March 4, 2013 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.20%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wells Fargo, (formerly, Wachovia Corporation)2	50,000	5.72%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.44%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.10%
401 Cypress Street
Philadelphia, PA 19106

(1)	As of March 4, 2013, there were 876,921 shares of UBS’ voting Common Stock outstanding.
(2)	Wells Fargo (formerly Wachovia Corporation) owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.
(3)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of March 4, 2013 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

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

(1)
Stock ownership information is given as of March 4, 2013, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of March 4, 2013. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2012 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2012	2011

Audit Fees	$120,004	$118,975
Audit-related fees	945	1,819
Tax fees	11,000	11,000
All other fees	-	-
Total fees	$131,949	$131,799

Services Provided by McGladrey LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey LLP in 2012 and 2011 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

2)	Tax Fees—These are fees for professional services performed by McGladrey LLP with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

Our Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of McGladrey LLP and determined that to be the case.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	60

		Consolidated Balance Sheets at December 31, 2012 and 2011.	61
		Consolidated Statements of Operations and comprehensive loss for the two years ended December 31, 2012.	62

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2012.	63

		Consolidated Statements of Cash Flows for the two years ended December 31, 2012.	64

		Notes to Consolidated Financial Statements	65

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts

a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)

g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Lease for branch office located at 1520 North Broad Street (Incorporated by reference to Registrant’s 2005 Form 10-K)
g)	First Amendment to lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA(incorporated by reference to Registrant’s 2009 Form 10-K)
h)	FDIC Stipulation and Consent to Issuance of a Consent Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
i)	FDIC Consent Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
j)	Pennsylvania Department of Banking Stipulation and Consent to Entry of Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
k)	Pennsylvania Department of Banking Consent Order(incorporated by reference to Registrant’s March 5, 2012 Form 8-K/A)

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	May 10, 2013

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	May 10, 2013
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	May 10, 2013
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	May 10, 2013

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	May 10, 2013

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	May 10, 2013

Bernard E. Anderson, Director

/s/________________________________________	May 10, 2013

David R. Bright, Director

/s/________________________________________	May 10, 2013

Maurice R. Mitts, Director

/s/________________________________________	May 10, 2013

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	May 10, 2013
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Bancshares, Inc. and Subsidiary

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, at December 31, 2012, the Company’s regulatory capital amounts and ratios are below the required levels stipulated with Consent Orders between the Company and its regulators under the regulatory framework for prompt corrective action.  Failure to meet the capital requirements exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset disposition, and seizure of the Company.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ McGladrey LLP
Blue Bell, Pennsylvania
May 10, 2013

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets:	2012	2011
Cash and due from banks	$2,363,166	$2,778,924
Interest-bearing deposits with banks	306,033	305,405
Federal funds sold	7,567,000	11,413,000
Cash and cash equivalents	10,236,199	14,497,329

Investment securities:
Available-for-sale, at fair value	1,027,293	1,280,874
Held-to-maturity, at amortized cost (fair value of $12,485,687
and $17,738,368 in 2012 and 2011, respectively)	11,895,037	17,209,295

Loans, net of unearned discounts and deferred fees	41,501,555	41,502,204
Less allowance for loan losses	(1,203,942)	(867,019)
Net loans	40,297,613	40,635,186
Bank premises and equipment, net	562,729	988,170
Accrued interest receivable	309,971	342,029
Other real estate owned	775,407	1,284,390
Intangible assets	135,733	313,811
Prepaid expenses and other assets	375,524	465,838
Total assets	$65,615,506	$77,016,922
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,324,970	$14,373,040
Demand deposits, interest-bearing	15,526,344	16,886,633
Savings deposits	14,239,216	14,688,985
Time deposits, under $100,000	7,243,593	7,768,057
Time deposits, $100,000 and over	9,642,620	17,583,743
Total deposits	60,976,743	71,300,458
Accrued interest payable	30,500	58,361
Accrued expenses and other liabilities	368,278	397,187
Total liabilities	61,375,521	71,756,006

Commitments and Contingencies (Notes 5, 10, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(10,556,078)	(9,539,831)
Accumulated other comprehensive income	34,157	38,841
Total shareholders’ equity	4,239,985	5,260,916
Total liabilities and shareholders’ equity	$65,615,506	$77,016,922

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2012	2011
Interest income:
Interest and fees on loans	$2,627,890	$2,665,637
Interest on investment securities	439,166	616,754
Interest on federal funds sold	17,074	20,100
Interest on time deposits with other banks	642	695
Total interest income	3,084,772	3,303,186

Interest expense:
Interest on time deposits	83,300	150,443
Interest on demand deposits	48,447	73,139
Interest on savings deposits	7,118	11,403
Total interest expense	138,865	234,985
Net interest income	2,945,907	3,068,201
Provision for loan losses	453,000	170,000

Net interest income after provision for loan losses	2,492,907	2,898,201

Noninterest income:
Customer service fees	400,162	379,933
ATM fee income	318,503	348,948
Loan syndication fee income	145,000	145,000
Net (loss) gain on sale of other real estate	(8,273)	111,291
Gain on sale of bank premises	526,990	-
Gain on sale of loans	69,163	-
Other income	73,194	85,708
Total noninterest income	1,524,739	1,070,880

Noninterest expense:
Salaries, wages and employee benefits	1,554,497	1,643,327
Occupancy and equipment	1,066,031	1,096,040
Office operations and supplies	304,946	304,373
Marketing and public relations	73,448	113,290
Professional services	317,880	261,183
Data processing	472,737	488,899
Loan and collection cost	107,072	133,570
Other real estate owned, net	348,908	76,073
Deposit insurance assessments	114,786	167,695
Other operating	673,588	715,871
Total noninterest expense	5,033,893	5,000,321
Net loss before income taxes	(1,016,247)	(1,031,240)
Provision for income taxes	-	-
Net loss	$(1,016,247)	$(1,031,240)

Net loss per common share—basic and diluted	$(0.95)	$(0.97)
Weighted average number of common shares	1,068,588	1,068,588
Comprehensive Loss
Net loss	$(1,016,247)	$(1,031,240)
Unrealized losses on available for sale securities	(4,684)	(5,260)
Total comprehensive loss	$(1,020,931)	$(1,036,500)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2012 and 2011

							Accumulated
					Additional		other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity

Balance at December 31, 2010	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(8,508,591)	$44,101	$6,297,416
Net loss	-	-	-	-	-	(1,031,240)	-	(1,031,240)
Comprehensive loss, net of tax	-	-	-	-	-	-	(5,260)	(5,260)

Balance at December 31, 2011	136,842	1,368	1,068,588	10,686	14,749,852	(9,539,831)	38,841	5,260,916
Net loss	-	-	-	-	-	(1,016,247)	-	(1,016,247)
Comprehensive loss, net of tax	-	-	-	-	-		(4,684)	(4,684)
Balance at December 31, 2012	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(10,556,078)	$34,157	$4,239,985

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2012	2011

Cash flows from operating activities:
Net loss	$(1,016,247)	$(1,031,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	453,000	170,000
Net loss (gain) on sale of other real estate	8,273	(111,291)
Gain on sale of loans	(69,163)	-
Gain on sale of bank premises	(526,990)	-
Amortization of premiums on investments	117,544	76,181
Amortization of core deposit intangible	178,078	178,078
Depreciation on fixed assets	220,281	246,272
Write-down of other real estate owned	232,298	3,879
Decrease in accrued interest receivable and
other assets	122,372	242,480
Decrease in accrued interest payable and
other liabilities	(56,769)	(2,061)
Net cash used in operating activities	(337,323)	(227,702)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	-	(262,041)
Purchase of held-to-maturity investment securities	(5,110,337)	(12,696,606)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	244,186	310,689
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	10,311,762	10,553,635
Proceeds from sale of other real estate owned	425,528	845,544
Net (increase) decrease in loans	(841,001)	3,279,026
Proceeds from sale of loans	637,621	-
Proceeds from sale of bank premises	874,943	-
Purchase of bank premises and equipment	(142,793)	(91,095)
Net cash provided by investing activities	6,399,909	1,939,152

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,323,715)	4,089,768
Net cash (used in) provided by financing activities	(10,323,715)	4,089,768
Net (decrease) increase in cash and cash equivalents	(4,261,130)	5,801,218
Cash and cash equivalents at beginning of year	14,497,329	8,696,111
Cash and cash equivalents at end of year	$10,236,199	$14,497,329
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$166,726	$233,531
Noncash transfer of loans to other real estate owned	$157,116	$602,100

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Bancshares, Inc. (“the Company”) is the holding company for United Bank of Philadelphia (the “Bank”).  The Company was incorporated under the laws of the Commonwealth of Pennsylvania on April 8, 1993 and provides financial services through the Bank.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank.  All significant intercompany transactions and balances have been eliminated.

Management’s Use of Estimates

The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities and consideration of impairment of other intangible assets.

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

Investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Bank’s asset/liability management strategy and possibly sold in response to changes in interest rates, prepayments and similar factors are classified as “Available for Sale.”  These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive income, net of the related income tax effect.  Gains and losses on the sale of such securities are accounted for on the specific identification basis in the statements of operations on the trade date.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income.  In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Bank as of December 31, 2012 and 2011 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Transfers of Financial Assets

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2012 or 2011, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

	2012	2011

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(2,313,755)	(2,135,677)
	$135,733	$313,811

Amortization of the intangible totaled approximately $178,000 for each of the years ended December 31, 2012 and 2011.  The amortization of the intangible is projected to be approximately $136,000 in 2013.  Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, net of estimated cost to sell, at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell.  Revenue and expenses from operations and changes in valuation allowance are charged to operations.  The Bank had approximately $775,000 and $1,284,000 in foreclosed real estate as of December 31, 2012 and 2011, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2012 presentation, with no impact on earnings or shareholders’ equity.

Comprehensive Loss

Comprehensive loss includes net loss as well as certain other items that result in a change to equity during the period. The components of other comprehensive income are as follows:

	December 31, 2012
	Before tax	Tax	Net of tax
	amount	benefit	Amount

Unrealized loss on securities
Unrealized holding loss arising during period	$(6,990)	$2,307	$(4,684)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(6,990)	$2,307	$(4,684)

	December 31, 2011
	Before tax	Tax	Net of tax
	amount	benefit	Amount
Unrealized loss on securities
Unrealized holding loss arising during period	$(7,851)	$2,591	$(5,260)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(7,851)	$2,591	$(5,260)
(Continued)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The Company adopted ASU No. 2011-04 as of March 31, 2012.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 during the quarter ended March 31, 2012 and presents comprehensive loss in a single continuous statement.

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

In February 2013, the FASB issued an update (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Company is currently evaluating the impact of this guidance but does not expect it to have a material impact on its financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2012.  Reserve balances were $100,000 and $125,000 as of December 31, 2012 and 2011, respectively.

3. INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2012 and 2011 are as follows:

(In 000’s)	2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$847	$51	-	$898
Investments in money market funds	129	-	-	129
	$976	$51	-	$1,027

Held-to-maturity:
U.S. Government agency securities	$3,605	$159	$(4)	$3,760
Government Sponsored Enterprises residential mortgage-backed securities	8,290	437	(1)	8,726
	$11,895	$596	$(5)	$12,486

	2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,094	$58	-	$1,152
Investments in money market funds	129	-	-	129
	$1,223	$58	-	$1,281

Held-to-maturity:
U.S. Government agency securities	$7,531	$158	-	$7,689
Government Sponsored Enterprises residential mortgage-backed securities	9,678	373	(2)	10,049
	$17,209	$531	$(2)	$17,738

In 2012, $7,725,000 in U.S. Government agencies securities were called.  In 2011, $8,863,000 in U.S. Government agencies securities were called.  There was $2,571 in gross losses from these transactions during 2012. There were no gross gains or losses realized from these transactions during 2011. No securities were sold during 2012 or 2011.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

3.  INVESTMENTS-Continued

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2012 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	Losses	value	losses	value	losses

U.S. Government
agency securities	3	$746	$(4)	$-	$-	$746	$(4)

Mortgage backed
securities	2	$253	$(1)	$-	$-	$253	$(1)
Total temporarily
impaired investment
securities	5	$999	$(5)	$-	$-	$999	$(5)

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

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities may be caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012 and 2011.

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

Maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 2011 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.
(In 000’s)
	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government-sponsored enterprises residential mortgage-backed securities	847	898
Total debt securities	847	898
Investments in money market funds	129	129
	$976	$1,027

Held-to-maturity:
Due in one year	$-	$-
Due after one year through five years	250	269
Due after five years through ten years	3,355	3,491
Due after ten years	-	-
Government-sponsored enterprises residential mortgage-backed securities	8,290	8,726
	$11,895	$12,486

As of December 31, 2012 and 2011, investment securities with a carrying value of $10,041,655 and $17,953,933, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:
	December 31,	December 31,
(In 000's)	2012	2011

Commercial and industrial:
Commercial	$1,462	$1,486
SBA loans	125	235
Asset-based	2,147	2,009
Total commercial and industrial	3,734	3,730

Commercial real estate:
Commercial mortgages	14,720	14,676
SBA loans	621	477
Construction	3,398	1,391
Religious organizations	12,642	13,653
Total commercial real estate	31,381	30,197

Consumer real estate:
Home equity loans	1,453	2,145
Home equity lines of credit	26	85
1-4 family residential mortgages	3,140	3,356
Total consumer real estate	4,619	5,586

Total real estate	36,000	35,783

Consumer and other:
Consumer installment	30	58
Student loans	1,588	1,761
Other	150	170
Total consumer and other	1,768	1,989

Loans, net	$41,502	$41,502

At December 31, 2012 and 2011, unamortized net deferred fees totaled $107,803 and $106,551, respectively, and are included in the related loan accounts. At December 31, 2012 and 2011, the unearned discount totaled $29,660 and $39,024, respectively, and are included in the related loan accounts.

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

December 31, 2012 and 2011

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

Concentrations of Credit.  The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans   Approximately $15.3 million of these loans are secured by owner occupied commercial real estate as of December 31, 2012. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2012 were $12.6 million, or 36%, of the commercial portfolio.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

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

	2012	2011
Balance outstanding at January 1,	$1,702,648	$1,931,722
Principal additions	30,000	-
Principal reductions	(160,622)	$(229,074)
Balance outstanding at December 31,	$1,572,026	$1,702,648

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$15	$-	$873	888	$574	$1,462
SBA loans	-	-	-	-	125	125
Asset-based	83	-	99	182	1,965	2,147
Total Commercial and industrial	98	-	972	1,070	2,664	3,734

Commercial real estate:
Commercial mortgages	306	-	649	955	13,765	14,720
SBA loans	-	-	-	-	621	621
Construction	-	-	-	-	3,398	3,398
Religious organizations	-	-	674	674	11,968	12,642
Total Commercial real estate	306	-	1,323	1,629	29,752	31,381

Consumer real estate:
Home equity loans	274	44	63	381	1,072	1,453
Home equity lines of credit	-	26	-	26	-	26
1-4 family residential mortgages	69	-	226	295	2,845	3,140
Total consumer real estate	343	70	289	702	3,917	4,619

Total real estate	649	70	1,612	2,331	33,669	36,000

Consumer and other:
Consumer installment	-	-	-	-	30	30
Student loans	87	141	-	228	1,360	1,588
Other	5	-	-	5	145	150
Total consumer and other	92	141	-	233	1,535	1,768

Total loans	$839	$211	$2,584	$3,634	$37,867	$41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the years ended December 31, 2012 and 2011, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Year-end 2012 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$873	$78	$795	$873	$695	$541	$11
SBA loans	49	-	49	49	49	29	-
Asset-based	99	-	99	99	99	119	-
Total Commercial and industrial	1,021	78	943	1,021	843	689	11

Commercial real estate:
Commercial mortgages	649	649	-	649	-	681	1
SBA Loans	-	-	-	-	-	-	-
Religious Organizations	674	674	-	674	-	420	27
Total Commercial real estate	1,323	1,323	-	1,323	-	1,101	28

Total Loans	$2,344	$1,401	$943	$2,344	$843	$1,790	$39

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

Year-end 2011 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$491	$78	$413	$491	$246	$483	$-
SBA loans	-	-	-	-	-	15	-
Asset-based	101	-	101	101	62	59	-
Total Commercial and industrial	592	78	514	592	308	557	-

Commercial real estate:
Commercial mortgages	677	677	-	677	-	797	2
SBA Loans	-	-	-	-	-	49	-
Religious Organizations	418	418	-	418	-	436	3
Total Commercial real estate	1,095	1,095	-	1,095	-	1,282	5

Total Loans	$1,687	$1,173	$514	$1,687	$308	$1,839	$5

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

December 31, 2012 and 2011

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans, December 31, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$104	$15	$220	$480	$393	$1,462
SBA loans	-	27	-	49	49	-	125
Asset-based	-	1,869	125	54	99	-	2,147
	250	2,000	140	323	628	393	3,734
Commercial real estate:
Commercial mortgages	-	12,678	1,322	-	403	317	14,721
SBA Loans	-	621	-	-	-	-	621
Construction	-	2,767	-	-	631	-	3,398
Religious organizations	-	8,183	3,623	162	674	-	12,642
	-	24,349	4,945	162	1,708	317	31,381

Total commercial loans	$250	$26,249	$5,085	$485	$2,336	$710	$33,115

	Residential Mortgage and Consumer Loans December 31, 2012
	- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,390	$63	$1,453
Home equity line of credit	26	-	26
1-4 family residential mortgages	2,914	226	3,140
	4,330	289	4,619

Consumer Other:
Consumer Installment	30	-	30
Student loans	1,588	-	1,588
Other	150	-	150
	1,768	-	1,768

Total consumer loans	$6,098	$289	$6,387

Total loans				$ 41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

(In 000's)			Commercial Loans, December 31, 2011
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$379	$586	$-	$31	$264	$226	$1,486
SBA loans	-	130	56	-	49	-	235
Asset-based	-	1,847	61	-	101	-	2,009
	379	2,563	117	31	414	226	3,730
Commercial real estate:
Commercial mortgages	-	13,117	151	-	1,408	-	14,676
SBA Loans	-	472	-	-	5	-	477
Construction	-	1,391	-	-	-	-	1,391
Religious organizations	-	9,751	2,925	-	977	-	13,653
	-	24,731	3,076	-	2,390	-	30,197

Total commercial loans	$379	$27,294	$3,193	$31	$2,804	$226	$33,927

	Residential Mortgage and Consumer Loans December 31, 2011
	- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$2,039	$106	$2,145
Home equity line of credit	47	38	85
1-4 family residential mortgages	3,055	301	3,356
	5,141	445	5,586

Consumer Other:
Consumer Installment	58	-	58
Student loans	1,761	-	1,761
Other	170	-	170
	1,989	-	1,989

Total consumer loans	$7,130	$445	$7,575

Total loans				$ 41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

Allowance for loan losses. The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates. The three components are as follows:

•Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.
•Historical Charge-Off Component – Applies a rolling, eight-quarter historical charge-off rate to all pools of non-classified loans.
•Qualitative Factors Component – The loan portfolio is broken down into multiple homogenous sub classifications, upon which multiple factors (such as delinquency trends, economic conditions, concentrations, growth/volume trends, and management/staff ability) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Qualitative Factors Component.

All of these factors may be susceptible to significant change. There has been no change in qualitative factors during the year ending December 31, 2012 except for commercial and industrial loans for which there was an increase as a result of unfavorable trends. However, the average rolling eight quarter net loss factors have declined during the period in each portfolio segment as a result of a lower level of net charge-offs in 2012, with the exception of the factor for commercial and industrial loans that increased as a result of unfavorable trends. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible. All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest. Once a loss is known to exist, the charge-off approval process must be followed for all loan types. An analysis of the activity in the allowance for loan losses for the years 2012 and 2011 is as follows:

(in 000's)	For the Year Ended December 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for loan losses	560	(112)	-	5	453

Charge-offs	(56)	-	(80)	(21)	(157)
Recoveries	-	8	17	16	41
Net charge-offs	(56)	8	(63)	(5)	(116)

Ending balance	$891	$308	$5	$-	$1,204

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

(in 000's)		For the Year Ended December 31, 2011
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$301	$553	$52	$20	$926
Provision for loan losses	150	-	15	5	170

Charge-offs	(65)	(150)	(5)	(46)	(266)
Recoveries	1	9	6	21	37
Net charge-offs	(64)	(141)	1	(25)	(229)

Ending balance	$387	$412	$68	$-	$867

(in 000's)		As of December 31, 2012

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$843	$-	$-	$-	$843
Loans collectively evaluated for impairment	48	308	5	-	361
	$891	$308	$5	$-	$1,204
Loans, ending balance:
Loans individually evaluated for impairment	$1,021	$1,323	$-	$-	$2,344
Loans collectively evaluated for impairment	2,713	30,058	4,619	1,768	39,158
Total	$3,734	$31,381	$4,619	$1,768	$41,502

(in 000's)		As of December 31, 2011

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$308	$-	$-	$-	$308
Loans collectively evaluated for impairment	79	412	68	-	559
	$387	$412	$68	$-	$867
Loans, ending balance:
Loans individually evaluated for impairment	$592	$1,095	$-	$-	$1,687
Loans collectively evaluated for impairment	3,138	29,102	5,586	1,989	39,815
Total	$3,730	$30,197	$5,586	$1,989	$41,502

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2012 and 2011 met the criteria of a TDR.  In addition,  the Company had no loans classified as TDRs at December 31, 2012 and 2011.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2012	2011

Buildings and leasehold improvements	10-15 years	$874	$1,328
Furniture and equipment	3- 7 years	775	746
		$1,649	2,074
Less accumulated depreciation		(1,086)	(1,086)
		$563	$988

Depreciation expense on fixed assets totaled $220,281 and $246,272 for the years ended December 31, 2012 and 2011, respectively.

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2012 and 2011was $465,800 and $454,895, respectively. Future minimum lease payments under operating leases are as follows:

 (In 000’s)

Year ending December 31,	Operating leases
2013	$501
2014	493
2015	489
2016	171
2017	103
Thereafter	168

Total minimum lease payments	$1,925

In December 2012, the Bank sold its branch located at 38th and Lancaster Avenue in Philadelphia for $875,000 and realized a gain of approximately $527,000 on the sale.  Simultaneous with the sale, the Bank entered into a License Agreement that expires on April 28, 2013 to operate the branch until the office is closed and operations transferred to a branch located at corporate headquarters.  In addition, the Bank entered into a one year Operating Agreement for its ATM located at 38th and Lancaster Avenue.

6.  OTHER REAL ESTATE OWNED

Other real estate owned (“OREO”) consists of properties acquired as a result of deed in-lieu-of foreclosure and foreclosures. Properties or other assets are classified as OREO and are reported at the lower of carrying value or fair value, less estimated costs to sell. Costs relating to the development or improvement of assets are capitalized, and costs relating to holding the property are charged to expense.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

The following schedule reflects the components of other real estate owned at December 31, 2012 and 2011:

(in 000's)	2012	2011
Commercial real estate	$206	$206
Residential real estate	569	1,079
Total	$775	$1,285

A summary of the change in other real estate owned follows:

(in 000's)	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$1,285	$1,417
Additions, transfers from loans	156	602
Proceeds from sales, net	(434)	(730)
	1,007	1,289
Less: write-downs	(232)	(4)
Ending Balance	$775	$1,285

The following table details the components of net expense of other real estate owned for the years ended December 31, 2012 and 2011:

(in 000's)	Year ended December 31,
	2012	2011
Insurance	$24	$20
Legal fees	5	-
Maintenance	3	9
Professional fees	8	19
Real estate taxes	99	15
Utilites	21	9
Transfer-in write-up	(43)	-
Impairment charges	232	4
	$349	$76

 7.  DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2013	$15,244
	2014	975
	2015	441
	2016	133
	2017	57
	Thereafter	36

		$16,886

At December 31, 2012, the Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $7.3 million, including a $5 million time deposit.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011
8.   BORROWINGS

At December 31, 2012, the Bank has the ability to borrow up to $1.5 million on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $1.75 million in securities.  As of December 31, 2012 and 2011, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2012, the Bank has net operating loss carry forwards of approximately $8,440,000 for income tax purposes that expire in 2013 through 2027.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $3,442,769 and $3,035,058 as of December 31, 2012 and 2011, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

	December 31,
	2012	2011

Deferred tax assets(liabilities):
Provision for loan losses	$333,853	$212,652
Unrealized gain on investment securities	(17,334)	(19,710)
Depreciation	94,393	369,764
Net operating loss carryforwards	2,897,243	2,313,074
Other, net	134,614	159,278
Valuation allowance for deferred tax assets	(3,442,769)	(3,035,058)
Net deferred tax assets	$-	$-

	2012	2011

Effective rate reconciliation:
Tax at statutory rate (34%)	$(345,524)	$(350,622)
Nondeductible expenses	6,507	6,278
Increase in valuation allowance	407,711	285,290
Other	(68,694)	59,054
Total tax expense	$-	$-

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2009.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011
Summaries of the Bank’s financial instrument commitments are as follows:

	2012	2011

Commitments to extend credit	$9,484,309	$9,162,490
Outstanding letters of credit	1,173,374	1,208,183

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

11.  FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions. In accordance with this guidance, the Company groups its assets and liabilities carried or disclosed at fair value in three levels as follows:

Level 1
☐ Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs
☐    Quoted prices for similar assets or liabilities in active markets.
☐    Quoted prices for identical or similar assets or liabilities in markets that are not active.
☐ Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

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

An asset’s or liability’s financial categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Value on a Recurring Basis

Securities Available for Sale:  Where quoted prices are available in an active market, securities would be classified within Level 1 of the valuation hierarchy. Level 1 securities include money market funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities include U.S. agency securities and mortgage backed agency securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$898	$-	$898	-
Money Market Funds	129	129	-	-
Total	$1,027	$129	$898

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$1,152	$-	$1,152	-
Money Market Funds	129	129	-	-
Total	$1,281	$129	$1,281

As of December 31, 2012 and 2011, the fair value of the Bank’s available-for-sale securities portfolio was approximately $1,027,000 and $1,281,000, respectively.  The portfolio primarily consisted of residential mortgage-backed securities, which had a fair value of approximately $898,000 and $1,152,000 at December 31, 2012 and 2011, respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The

   UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2012 or 2011.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of certain impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Impairment is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values for collateral dependent loans may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation. The Bank will discount the value 6-10% for selling and closing costs.  The valuation allowance for impaired loans is included in the allowance for loan losses in the balance sheets.  The valuation allowance for impaired loans at December 31, 2012 and December 31, 2011 was approximately $843,000 and $308,000, respectively.

Other real estate owned:  Other real estate owned (“OREO”) consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties are classified as OREO and are reported at the lower of cost or fair value less cost to sell.  The valuation allowance for OREO at December 31, 2012 and 2011 was approximately $233,000 and $4,000, respectively.

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2012, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2012.

Carrying Value at December 31, 2012:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during the year ended December 31, 2012
Impaired Loans	$1,501	-	-	$1,501	$(843)
Other real estate owned	775	-	-	775	(233)

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2011, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2011.

Carrying Value at December 31, 2011:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during the year ended December 31, 2011
Impaired Loans	$1,379	-	-	$1,379	$(308)
Other real estate owned	1,284	-	-	1,284	(4)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

Fair Value of Financial Instruments

FASB ASC Topic 825 “Disclosure About Fair Value of Financial Instruments”, requires the disclosure of the fair value of financial instruments.  The methodology for estimating the fair value of financial assets that are measured on a recurring or non recurring basis are discussed above.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for other financial instruments:

Cash and cash equivalents, accrued interest receivable, and accrued interest payable: The carrying amounts reported  in the balance sheet approximates fair value.

Investment securities: Fair values for investment securities available for sale are as described above.  Investment securities held to maturity are determined in a similar manner.

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non performance risk.  Prepayments and discount rates were based on current marketplace estimates and rates.  Residential mortgage loans were discounted at the current effective yield, including fees, of conventional loans, adjusted for their maturities with a spread to the Treasury yield curve
Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amounts payable on demand at the reporting date (e.g., their carrying amounts).  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate the fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation.  The Treasury Yield Curve was utilized for discounting cash flows as it approximates the average marketplace certificate of deposit rates across the relevant maturity spectrum.

Commitments to extend credit: The carrying amounts for commitments to extend credit approximate fair value as such commitments are not substantially different from the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.  Such amounts were not significant.

The fair value of financial instruments at year-end are presented below:

(in 000’s)
	Level in	2012		2011
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$10,236	$10,236	$14,497	$14,497
Available for sale securities	(1)	1,027	1,027	1,281	1,281
Held to maturity securities	Level 2	11,895	12,486	17,209	17,738
Loans, net of allowance for loan losses	(2)	40,298	40,325	40,635	40,552
Interest receivable	Level 2	310	310	342	342
Liabilities:
Demand deposits	Level 2	29,851	29,851	31,260	31,260
Savings deposits	Level 2	14,239	14,239	14,689	14,689
Time deposits	Level 2	16,886	16,902	25,352	25,401
Interest Payable	Level 2	368	368	397	397
(1) Level 1 for money market funds; Level 2 for all other securities.
(2) Level 2 for non-impaired loans; Level 3 for impaired loans.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2012	2011
Assets:
Cash and cash equivalents	$-	$20
Investment in United Bank of Philadelphia	4,240	5,241
Total assets	$4,240	$5,261

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(10,556)	(9,540)
Net unrealized holding gains on securities available-for-sale	34	39

Total shareholders’ equity	$4,240	$5,261

Condensed Statements of Operations
Years ended December 31,
(Dollars in thousands)	2012	2011
Other Expenses	$(20)	$(50)
Equity in net loss of subsidiary	(996)	(981)
Net loss	$(1,016)	$(1,031)

Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(1,016)	$(1,031)
Adjustments:
Equity in net loss of subsidiary	996	981
Net cash used in operating activities	(20)	(50)
Cash and cash equivalents at beginning of year	20	70
Cash and cash equivalents at end of year	$-	$20

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

13.  REGULATORY MATTERS AND GOING CONCERN

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

Prompt corrective actions may be taken by those regulators against banks that do not meet minimum capital requirements.  Prompt corrective actions range from restriction or prohibition of certain activities to the appointment of a receiver or conservator of an institution’s net assets.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) for capital adequacy purposes to risk-weighted assets (as defined).

Although the bank meets the framework to be considered “well capitalized” as setforth in tables below, the most recent notification as of September 30, 2012, from the FDIC and PADOB categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action due to the Orders.     The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

The Company and the Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital to risk-
weighted assets:
Consolidated	$4,584	11.16%	$3,287	8.00%	N/A
Bank	4,584	11.16%	3,287	8.00%	$4,109	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	4,070	9.91%	1,644	4.00%	N/A
Bank	4,070	9.91%	1,644	4.00%	2,465	6.00%
Tier I capital to average assets:
Consolidated	4,070	6.00%	2,715	4.00%	N/A
Bank	4,070	6.00%	2,715	4.00%	3,394	5.00%

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk-
weighted assets:
Consolidated	$5,460	12.45%	$3,513	8.00%	N/A
Bank	5,440	12.41%	3,507	8.00%	$4,384	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	4,908	11.20%	1,756	4.00%	N/A
Bank	4,888	11.15%	1,754	4.00%	2,630	6.00%
Tier I capital to average assets:
Consolidated	4,908	6.29%	3,122	4.00%	N/A
Bank	4,888	6.27%	3,119	4.00%	3,899	5.00%

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

December 31, 2012 and 2011

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

As of December 31, 2012, the Bank’s tier one leverage capital ratio was 6.00% and its total risk based capital ratio was 11.16%. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  Management has developed the written plans and policies required by the Consent Orders.  Management believes that the Bank will continue to endeavor to comply with the terms and conditions of the Orders and will continue to operate as an independent financial institution for the foreseeable future.

The uncertainty surrounding the Bank’s ability to comply with the Consent Orders gives rise to substantial doubt about the Bank’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Bank is unable to continue as a going concern.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

15.  EARNINGS PER SHARE COMPUTATION

Net loss per common share is calculated as follows:
	Year ended December 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,016,247)
Basic EPS
Loss attributable to common stockholders	$(1,016,247)	1,068,588	$(0.95)
Diluted EPS
Loss attributable to common stockholders	$(1,016,247)	1,068,588	$(0.95)

	Year ended December 31, 2011
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,031,240)
Basic EPS
Loss attributable to common stockholders	$(1,031,240)	1,068,588	$(0.97)
Diluted EPS
Loss attributable to common stockholders	$(1,031,240)	1,068,588	$(0.97)

There were no common stock equivalents for the years December 31, 2012 and 2011.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2012 and 2011

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the company’s consolidated results of operations during 2012 and 2011, on a quarterly basis:

(Dollars in thousands)
	2012
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$736	$768	$779	$802
Interest expense	31	32	33	43
Net interest income	705	736	746	759
Provision for loan losses	332	61	30	30
Net interest after provision for loan losses	373	675	716	729
Noninterest income	792	260	279	194
Noninterest expense	1,299	1,343	1,231	1,161
Net loss	$(134)	$(408)	$(236)	$(238)
Basic loss per common share	$(0.13)	$(0.38)	$(0.22)	$(0.22)
Diluted loss per common share	$(0.13)	$(0.38)	$(0.22)	$(0.22)

(Dollars in thousands)
	2011
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$847	$818	$813	$825
Interest expense	52	60	62	61
Net interest income	795	758	751	764
Provision for loan losses	70	30	40	30
Net interest after provision for loan losses	725	728	711	734
Noninterest income	259	199	399	214
Noninterest expense	1,257	1,209	1,279	1,255
Net loss	$(273)	$(282)	$(169)	$(307)
Basic loss per common share	$(0.26)	$(0.26)	$(0.16)	$(0.29)
Diluted loss per common share	$(0.26)	$(0.26)	$(0.16)	$(0.29)

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012

UNITED BANCSHARES, INC.

EXHIBITS