Form 10-Q
period 2013-03-31
UNITED BANCSHARES INC /PA
filed 2013-06-03
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q
(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of May 14, 2013, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of May 14, 2013.

FORM 10-Q

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	March 31, 2013	December 31, 2012
Cash and due from banks	$2,168,537	$2,363,166
Interest-bearing deposits with banks	306,260	306,033
Federal funds sold	5,886,000	7,567,000
Cash and cash equivalents	8,360,797	10,236,199

Investment securities:
Available-for-sale, at fair value	889,044	1,027,293
Held-to-maturity, at amortized cost (fair value of $11,461,715 and
$12,485,687 at March 31, 2013 and December 31, 2012, respectively)	10,931,336	11,895,037

Loans, net of unearned discounts and deferred fees	40,978,079	41,501,555
Less allowance for loan losses	(937,125)	(1,203,942)
Net loans	40,040,954	40,297,613
Bank premises and equipment, net	564,317	562,729
Accrued interest receivable	291,306	309,971
Other real estate owned	717,869	775,407
Intangible assets	91,214	135,733
Prepaid expenses and other assets	425,780	375,524
Total assets	$62,312,617	$65,615,506
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,661,300	$14,324,970
Demand deposits, interest-bearing	12,679,860	15,526,344
Savings deposits	14,408,563	14,239,216
Time deposits, under $100,000	7,114,575	7,243,593
Time deposits, $100,000 and over	9,292,341	9,642,620
Total deposits	58,156,639	60,976,743
Accrued interest payable	31,541	30,500
Accrued expenses and other liabilities	229,380	368,278
Total liabilities	58,417,560	61,375,521

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(10,894,865)	(10,556,078)
Accumulated other comprehensive income	28,016	34,157
Total shareholders’ equity	3,895,057	4,239,985
Total liabilities and shareholders’ equity	$62,312,617	$65,615,506

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended March 31,

(Unaudited)
	2013	2012
Interest income:
Interest and fees on loans	$628,176	$659,691
Interest on investment securities	86,618	137,189
Interest on federal funds sold	4,394	5,592
Interest on time deposits with other banks	230	174
Total interest income	719,418	802,646

Interest expense:
Interest on time deposits	15,207	28,233
Interest on demand deposits	8,744	13,053
Interest on savings deposits	1,734	1,802
Total interest expense	25,685	43,088
Net interest income	693,733	759,558
Provision for loan losses	70,137	30,000
Net interest income after provision for loan losses	623,596	729,558

Noninterest income:
Customer service fees	100,608	97,146
ATM fee income	79,648	79,779
Loss on sale of other real estate	(396)	-
Other income	15,619	17,314
Total noninterest income	195,479	194,239

Noninterest expense:
Salaries, wages and employee benefits	377,464	413,537
Occupancy and equipment	243,899	274,777
Office operations and supplies	78,355	74,405
Marketing and public relations	15,980	4,649
Professional services	70,834	73,238
Data processing	120,865	126,806
Other real estate expense	43,505	(9,414)
Loan and collection costs	19,903	28,680
Deposit insurance assessments	36,999	1,215
Other operating	150,058	173,713
Total noninterest expense	1,157,862	1,161,606
Net loss before income taxes	(338,787)	(237,809)
Provision for income taxes	-	-
Net loss	$(338,787)	$(237,809)
Net loss per common share—basic and diluted	$(0.32)	$(0.22)
Weighted average number of common shares	1,068,588	1,068,588
Comprehensive Loss
Net loss	$(338,787)	$(237,809)
Unrealized losses on available for sale securities	(6,141)	359
Total comprehensive loss	$(344,928)	$(237,450)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31,

	2013	2012

Cash flows from operating activities:
Net loss	$(338,787)	$(237,809)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	70,137	30,000
Loss on sale of other real estate	396	-
Amortization of premiums on investments	23,043	32,666
Amortization of core deposit intangible	44,519	44,520
Depreciation on fixed assets	38,526	58,606
Write-down of other real estate owned	30,538	15,148
Increase in accrued interest receivable and
other assets	(31,591)	(54,298)
Decrease in accrued interest payable and
other liabilities	(137,857)	(126,948)
Net cash used in operating activities	(301,076)	(238,115)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	(754,054)	(3,249,311)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	131,161	56,275
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	1,695,657	3,811,848
Proceeds from the sale of other real estate owned	26,606	-
Net decrease (increase) in loans	186,522	(74,579)
Purchase of bank premises and equipment	(40,114)	(11,469)
Net cash provided by investing activities	1,245,778	532,764

Cash flows from financing activities:
Net decrease in deposits	(2,820,104)	(7,372,605)
Net cash used in financing activities	(2,820,104)	(7,373,605)
Net decrease in cash and cash equivalents	(1,875,402)	(7,077,956)
Cash and cash equivalents at beginning of period	10,236,199	14,497,329
Cash and cash equivalents at end of period	$8,360,797	$7,419,373
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,644	$53,348
Noncash transfer of loans to other real estate owned	$-	$74,800

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2012 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2013 and December 31, 2012 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2013 and 2012.

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

Contingencies
The Company is from time to time a party to routine litigation in the normal course of its business. Management does not believe that the resolution of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company. However, the ultimate outcome of any such litigation, as with litigation generally, is inherently uncertain and it is possible that some litigation matters may be resolved adversely to the Company.

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

2. Net Loss Per Share
The calculation of net loss income per share follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Basic:
Net loss available to common shareholders	$(338,787)	$(237,809)
Average common shares outstanding-basic	1,068,588	1,068,588
Net loss per share-basic	$(0.32)	$(0.22)
Diluted:
Average common shares-diluted	1,068,588	1,068,588
Net loss per share-diluted	$(0.32)	$(0.22)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3. New Authoritative Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update ASU 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This Update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s adoption of this guidance for the quarter ended March 31, 2013 did not have an impact on its financial statements.

In February 2013, the FASB issued an update (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The Company’s adoption of this guidance for the quarter ended March 31, 2013 did not have an impact on its financial statements.

4.  Investment Securities

The following is a summary of the Company's investment portfolio as of March 31, 2013:

(In 000’s)	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$718	$42	$-	$760
Investments in money market funds	129	-	-	129
	$847	$42	$-	$889

Held-to-maturity:
U.S. Government agency securities	$3,105	$149	$(5)	$3,249
Government Sponsored Enterprises residential mortgage-backed securities	7,826	394	(7)	8,213
	$10,931	$543	$(12)	$11,462

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$847	$51	$-	$898
Investments in money market funds	129	-	-	129
	$976	$51	$-	$1,027

Held-to-maturity:
U.S. Government agency securities	$3,605	$159	$(4)	$3,760
Government Sponsored Enterprises residential mortgage-backed securities	8,290	437	(1)	8,726
	$11,895	$596	$(5)	$12,486

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of March 31, 2013, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Government Sponsored Enterprises residential mortgage-backed securities	718	760
Total debt securities	718	760
Investments in money market funds	129	129
	$847	$889
Held-to-maturity
Due in one year	$-	-
Due after one year through five years	250	268
Due after five years through ten years	2,855	2,981
Government Sponsored Enterprises residential mortgage-backed securities	7,826	8,213
	$10,931	$11,462

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

In May 2013, The Bank transferred its entire held to maturity portfolio to available for sale. This transfer was made to improve capital ratios and liquidity by allowing for the disposition of securities, if necessary. In May 2013, the Bank committed to sell securities with a book value totaling approximately $7.4 million, for which a gain of approximately $381,000 will be recognized.    Proceeds from the sale will be reinvested in new securities.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	value	losses	value	losses

U.S. Government
agency securities	3	$745	$(5)	$-	$-	$745	$(5)

Government Sponsored Enterprises
residential mortgage-backed securities	3	$491	$(7)	$-	$-	$491	$(7)
Total temporarily
Impaired investment
securities	6	$1,236	$(12)	$-	$-	$1,236	$(12)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	value	losses	value	losses

U.S. Government
agency securities	3	$746	$(4)	$-	$-	$746	$(4)

Government Sponsored Enterprises
residential mortgage-backed securities	2	$253	$(1)	$-	$-	$253	$(1)
Total temporarily
Impaired investment
securities	5	$999	$(5)	$-	$-	$999	$(5)

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in Government Sponsored Enterprises residential mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.

U.S. Government and Agency Securities. Unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

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

5. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial and industrial	$3,762	$3,734
Commercial real estate	30,975	31,381
Consumer real estate	4,527	4,619
Consumer loans other	1,714	1,768
Total loans	$40,978	$41,502

The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.

•	Historical Charge-Off Component – Applies an eight-quarter rolling historical charge-off rate to all pools of non-classified loans.

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

All of these factors may be susceptible to significant change.   There was an increase in the qualitative factor for commercial real estate loans because of an escalation in delinquencies during the quarter.  There were no other changes in qualitative factors during period.  In addition, the average historical loss factor for commercial and industrial loans increased as a result of a $340,000 charge-off during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)		For the Three months ended March 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	62	(33)	41	-	70

Charge-offs	(340)	-	-	-	(340)
Recoveries	1	-	2	-	3
Net charge-offs	(339)	-	2	-	(337)

Ending balance	$614	$275	$48	$-	$937

(in 000’s)		For the three months ended March 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for loan losses	30	-	-	-	30

Charge-offs	-	-	(38)	(3)	(41)
Recoveries	-	-	5	3	8
Net charge-offs	-	-	(33)	-	(33)

Ending balance	$417	$412	$35	$-	$864

(in 000's)		March 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$534	$-	$-	$-	$534
Loans collectively evaluated for impairment	80	275	48	-	403
	$614	$275	$48	$-	$937

Loans, ending balance:
Loans indivdually evaluated for impairment	$712	$1,310	$-	$-	$2,022
Loans collectively evaluated for impairment	3,050	29,665	4,527	1,714	38,956
Total	$3,762	$30,975	$4,527	$1,714	$40,978

(in 000's)		December 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$843	$-	$-	$-	$843
Loans collectively evaluated for impairment	48	308	5	-	361
	$891	$308	$5	$-	$1,204

Loans, ending balance:
Loans indivdually evaluated for impairment	$1,021	$1,323	$-	$-	$2,344
Loans collectively evaluated for impairment	2,713	30,058	4,619	1,768	39,158
Total	$3,734	$31,381	$4,619	$1,768	$41,502

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of March 31, 2013 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$531	531	$664	$1,195
SBA loans	48	-	-	48	76	124
Asset-based	179	-	132	311	2,132	2,443
Total Commercial and industrial	227	-	663	890	2,872	3,762

Commercial real estate:
Commercial mortgages	1,483	-	644	2,127	12,785	14,912
SBA loans	341	-	-	341	277	618
Construction	-	-	-	-	3,755	3,755
Religious organizations	-	-	666	666	11,024	11,690
Total Commercial real estate	1,824	-	1,310	3,134	27,841	30,975

Consumer real estate:
Home equity loans	169	44	81	294	1,114	1,408
Home equity lines of credit	-	-	-	-	25	25
1-4 family residential mortgages	55	-	242	297	2,797	3,094
Total consumer real estate	224	44	323	591	3,936	4,527

Total real estate	2,048	44	1,633	3,725	31,777	35,502

Consumer and other:
Consumer installment	-	-	-	-	26	26
Student loans	140	82	-	222	1,254	1,476
Other	1	-	-	1	211	212
Total consumer and other	141	82	-	223	1,491	1,714

Total loans	$2,416	$126	$2,296	$4,838	$36,140	$40,978

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 is as follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$15	$-	$873	888	$574	$1,462
SBA loans	-	-	-	-	125	125
Asset-based	83	-	99	182	1,965	2,147
Total Commercial and industrial	98	-	972	1,070	2,664	3,734

Commercial real estate:
Commercial mortgages	306	-	649	955	13,765	14,720
SBA loans	-	-	-	-	621	621
Construction	-	-	-	-	3,398	3,398
Religious organizations	-	-	674	674	11,968	12,642
Total Commercial real estate	306	-	1,323	1,629	29,752	31,381

Consumer real estate:
Home equity loans	274	44	63	381	1,072	1,453
Home equity lines of credit	-	26	-	26	-	26
1-4 family residential mortgages	69	-	226	295	2,845	3,140
Total consumer real estate	343	70	289	702	3,917	4,619

Total real estate	649	70	1,612	2,331	33,669	36,000

Consumer and other:
Consumer installment	-	-	-	-	30	30
Student loans	87	141	-	228	1,360	1,588
Other	5	-	-	5	145	150
Total consumer and other	92	141	-	233	1,535	1,768

Total loans	$839	$211	$2,584	$3,634	$37,867	$41,502

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans March 31, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$182	$220	$12	$138	$393	$1,195
SBA loans	-	27	-	48	49	-	124
Asset-based	-	2,133	125	53	132	-	2,443
	250	2,342	345	113	319	393	3,762
Commercial real estate:
Commercial mortgages	-	12,893	1,305	-	624	90	14,912
SBA Loans	-	618	-	-	-	-	618
Construction	-	3,124	-	-	631	-	3,755
Religious organizations	-	8,426	2,439	159	666	-	11,690
	-	25,061	3,744	159	1,921	90	30,975

Total commercial loans	$250	$27,403	$4,089	$272	$2,240	$483	$34,737

			Residential Mortgage and Consumer Loans March 31, 2013
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,327		$81		$1,408
Home equity line of credit	25		-		25
1-4 family residential mortgages	2,852		242		3,094
	4,204		323		4,527

Consumer Other:
Consumer Installment	26		-		26
Student loans	1,476		-		1,476
Other	212		-		212
	1,714		-		1,714

Total consumer loans	$5,918		$323		$6,241

Total loans							$40,978

(In 000's)			Commercial Loans, December 31, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$104	$15	$220	$480	$393	$1,462
SBA loans	-	27	-	49	49	-	125
Asset-based	-	1,869	125	54	99	-	2,147
	250	2,000	140	323	628	393	3,734
Commercial real estate:
Commercial mortgages	-	12,678	1,322	-	403	317	14,721
SBA Loans	-	621	-	-	-	-	621
Construction	-	2,767	-	-	631	-	3,398
Religious organizations	-	8,183	3,623	162	674	-	12,642
	-	24,349	4,945	162	1,708	317	31,381

Total commercial loans	$250	$26,249	$5,085	$485	$2,336	$710	$33,115

			Residential Mortgage and Consumer Loans December 31, 2012
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$1,390		$63		$1,453
Home equity line of credit	26		-		26
1-4 family residential mortgages	2,914		226		3,140
	4,330		289		4,619

Consumer Other:
Consumer Installment	30		-		30
Student loans	1,588		-		1,588
Other	150		-		150
	1,768		-		1,768

Total consumer loans	$6,098		$289		$6,387

Total loans							$41,502

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the three months ended March 31, 2013 and 2012, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2013 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$531	$78	$453	$531	$353
SBA loans	49	-	49	49	49
Asset-based	132	-	132	132	132
Total commercial and industrial	712	78	634	712	534

Commercial real estate:
Commercial mortgages	644	644	-	644	-
Religious organizations	666	666	-	666	-
Total commercial real estate	1,310	1,310	-	1,310	-

Total loans	$2,022	$1,388	$634	$2,022	$534

Impaired loans as of December 31, 2012 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$873	$78	$795	$873	$695
SBA loans	49	-	49	49	49
Asset-based	99	-	99	99	99
Total commercial and industrial	1,021	78	943	1,021	843

Commercial real estate:
Commercial mortgages	649	649	-	649	-
Religious organizations	674	674	-	674	-
Total commercial real estate	1,323	1,323	-	1,323	-

Total loans	$2,344	$1,401	$943	$2,344	$843

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans for the three months ended March 31, 2013 and 2012.

	Three Months Ended		Three Months Ended
(In 000's)	March 31, 2013		March 31, 2012
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$749	$1	$481	$-
SBA loans	49	1	-	-
Asset-based	110	-	101	-
Total commercial and industrial	908	2	582	-

Commercial real estate:
Commercial mortgages	642	4	675	-
SBA loans	-	-	-	-
Religious organizations	571	-	410	-
Total commercial real estate	1,213	4	1,085	-

Total loans	$2,121	$6	$1,667	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2013 and December 31, 2012.

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

Activity in other real estate owned for the periods was as follows:
(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Beginning balance	$775	$1,284
Additions, transfers from loans	-	75
Proceeds from sales	(27)	-
	748	1,359
Less: write-downs	(30)	(15)
Ending Balance	$718	$1,344

The following schedule reflects the components of other real estate owned:
(in 000's)	March 31, 2013	December 31, 2012
Commercial real estate	206	206
Residential real estate	512	569
Total	$718	$775

The following table details the components of net expense of other real estate owned:
	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2013	March 31, 2012
Insurance	$6	$7
Professional fees	-	3
Real estate taxes	6	3
Utilities	2	6
Transfer-in write-up	-	(43)
Impairment charges (net)	30	15
Total	$44	$(9)

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.
(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$760	$-	$760	$-

Money Market Funds	129	129	-	-

Total	$889	129	$760	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:

Government Sponsored Enterprises residential mortgage-backed securities	$898	$-	$898	$-

Money Market Funds	129	129	-	-

Total	$1,027	129	$898	$-

The fair value of the Bank’s AFS securities portfolio was approximately $889,000 and $1,027,000 at March 31, 2013, and December 31, 2012, respectively.  Approximately 85% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of $760,000 at March 31, 2013.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at March 31, 2013.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended March 31, 2013 and year ended December 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2013 and year ended December 31, 2012.

 Carrying Value at March 31, 2013:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended March 31, 2013
Impaired loans	$-	-	-	$-	$(34)

Other real estate owned (“OREO”)	743	-	-	743	(5)

Carrying Value at December 31, 2012:

(in 000’s)	Total		Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total fair value gain (loss) during 3 months ended December 31, 2012
Impaired loans	$	$ 1,501	-	-	$	$ 1,501	$(843)

Other real estate owned (“OREO”)		775	-	-		775	(233)

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at March 31, 2013 was approximately $500,000.  The valuation allowance for impaired loans at December 31, 2012 was approximately $843,000.

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

The fair value of assets and liabilities are depicted below:

		March 31, 2013		December 31, 2012
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$8,361	$8,361	$10,236	$10,236
Available for sale securities	(1)	889	889	1,027	1,027
Held to maturity securities	Level 2	10,931	11,462	11,895	12,486
Loans, net of allowance for loan losses	(2)	40,041	40,256	40,298	40,325
Accrued interest receivable	Level 2	291	291	310	310
Liabilities:
Demand deposits	Level 2	27,341	27,341	29,851	29,851
Savings deposits	Level 2	14,409	14,408	14,239	14,239
Time deposits	Level 2	16,407	16,419	16,886	16,902
Accrued interest payable	Level 2	32	32	31	31

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
Board participation has been improved with attendance at board and committee meetings.

Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers;	A management assessment was completed in June 2012 in conjunction with the required management review and written management plan with benchmarks for recommended enhancements.

Retain a bank consultant acceptable to the FDIC and the Department to develop a written analysis and assessment of the Bank’s management needs and thereafter formulate a written management plan;	An engagement letter from a qualified consultant was received and approved by the Bank’s regulators. Upon acceptance, the review commenced in May 2012 and was completed in June 2012.

Formulate and implement written profit and budget plans for each year during which the orders are in effect;	Profit and budget plans have been prepared and submitted to regulators as required annually.

Develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;	An annual comprehensive strategic plan was prepared and submitted to regulators as required.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;
A capital plan with quarterly benchmarks was prepared and submitted to regulators as required annually.
Formulate a written plan to reduce the Bank’s risk positions in each asset or loan in excess of $100,000 classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with quarterly benchmarks measured against capital was prepared and submitted as required.

Requirement	Status
Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Revise the Bank’s loan policy to establish and monitor procedures for adherence to the loan policy and to eliminate credit administration and underwriting deficiencies identified at its current regulatory examination;
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted to regulators for review in April 2012.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted to regulators for review in April 2012.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators for review in April 2012.

Revise its liquidity and funds management policy and update and review the policy annually;	The Bank’s liquidity policy and contingency plan were submitted to regulators for review in April 2012.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports were prepared and submitted as required.

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

 As of March 31, 2013 and December 31, 2012, the Bank’s tier one leverage capital ratio was 5.67% and 6.00%, respectively, and its total risk based capital ratio was 10.41% and 11.16%, respectively. Capital declined as a result of continued operating losses.  Management has developed and submitted a Capital Plan that focuses on the following:

1.	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.
2.	Sale of investment securities for a gain—approximately $7.5 million of the Bank’s investment portfolio will be sold to generate a gain of approximately $381,000 in May 2013.
3.	External equity investments—Potential investors will be sought in 2013 to generate a minimum investment of $1 million.

As a result of the above actions, management believes that the Bank has and will continue to attempt to comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

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

Overview

The Company reported a net loss of approximately $339,000 ($0.32 per common share) for the quarter ended March 31, 2013 compared to a net loss of approximately $238,000 ($0.22 per common share) for the quarter ended March 31, 2012. Management is committed to improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital continues to decline as a result of operating losses.  Going forward, a concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. Refer to the Earnings Enhancement discussion below.
•	Sale of investment securities for a gain to increase capital.
•	External equity investments—Potential investors will be sought in 2013 to generate a minimum investment of $1 million.

Manage asset quality to minimize credit losses and reduce collection costs.  Asset quality trends deteriorated somewhat during the quarter ended March 31, 2013 with an increase in the level of delinquencies. Management has intensified its collection efforts to combat further deterioration in credit quality.  While some progress has been made in the Bank’s underwriting, and customer relationship management practices, additional efforts are necessary to ensure improvement in asset quality trends. Management will continue to proactively identify and manage emerging problem credits to minimize additions to its classified assets through its Asset Quality Committee discussions.

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

Earnings enhancement plan. Management recognizes the challenges it continues to face in achieving profitability.  Increased interest income on loans and gains on the sale of loans are targeted as the primary drivers of earnings enhancement.  Specifically, the Bank will seek to originate SBA loans for which the guaranteed portion will be sold in the secondary market for a gain.  In 2013, management expanded its business banking focus to increase the Bank’s commercial lending activity including the addition of a business development officer who was hired in January 2013.

While there was some reduction in overhead expense for the quarter ended March 31, 2013 compared to 2012, the Bank’s noninterest expense continues to be elevated.  The sale of a bank-owned branch in December 2012 resulted in reduced occupancy expense.  However, unlike other similar-sized community banks, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Further savings and efficiencies, where possible, including the following:

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

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2012 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended March 31, 2013	Quarter ended March 31, 2012
Statement of operations information:
Net interest income	$694	$760
Provision for loan losses	70	30
Noninterest income	195	194
Noninterest expense	1,158	1,162
Net loss	(339)	(238)
Net loss per share-basic and diluted	(0.32)	(0.22)

Balance Sheet information:	March 31, 2013	December 31, 2012
Total assets	$62,313	$65,616
Loans, net	$40,041	$40,298
Investment securities	$11,820	$12,922
Deposits	$58,157	$60,977
Shareholders' equity	$3,895	$4,240

Ratios*:	Quarter ended March 31, 2013	Quarter ended March 31, 2012
Return on assets	(2.04%)	(1.26%)
Return on equity	(32.29%)	(19.41%)
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $725,000, or 1.13% during the quarter ended March 31, 2013 compared to the quarter ended December 31, 2012. Average funding sources decreased approximately $1,689,000, or 2.67%, during the quarter ended March 31, 2013 compared to the quarter ended December 31, 2012.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)	March 31, 2013			December 31, 2012
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,532	$488	1.19%	$41,044
Investment securities
Held-to-maturity	11,887	(373)	(3.04)	12,260
Available-for-sale	916	(95)	(9.40)	1,011
Federal funds sold	8,513	(745)	(8.05)	9,258
Balances with other banks	306	-	-	306
Total uses	$63,154	$(725)	(1.13)%	$63,879
Funding sources:
Demand deposits
Noninterest-bearing	$15,454	(436)	(2.74)	$15,890
Interest-bearing	15,261	(577)	(3.64)	15,838
Savings deposits	14,260	(223)	(1.54)	14,483
Time deposits	16,622	(453)	(2.65)	17,075
Total sources	$61,597	$(1,689)	(2.67)%	$63,286

Loans
Average loans increased by approximately $488,000, or 1.19%, during the quarter ended March 31, 2013. While the Bank funded more than $700,000 in loans during the quarter, there were several commercial loan payoffs as a result of increased market competition from money center banks in the region for quality performing loans.  In addition, the consumer portfolio continues to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s commercial loan pipeline is growing as a result of the adoption of a business banking focus, specifically targeting SBA loans.  This strategy is designed to generate fee income as well as build loan volume.  Although there were no SBA loan originations during the quarter, several are included in the pipeline with anticipated closings in the quarter ended June 30, 2013. A new business development officer was hired during the quarter to focus on small business banking including SBA or other loan guaranty programs that may be available to mitigate credit risk.   In addition, loan participations will be used to supplement the Bank’s lending activities.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $31 million, or 76%, of total loans at March 31, 2013 of which approximately $15.4 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2013 were approximately $11.7 million, or 38%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	March 31,	December 31,
(In 000's)	2013	2012

Commercial and industrial:
Commercial	$1,195	$1,462
SBA loans	124	125
Asset-based	2,443	2,147
Total commercial and industrial	3,762	3,734

Commercial real estate:

Commercial mortgages	14,912	14,720
SBA loans	618	621
Construction	3,755	3,398
Religious organizations	11,690	12,642
Total commercial real estate	30,975	31,381

Consumer real estate:
Home equity loans	1,408	1,453
Home equity lines of credit	25	26
1-4 family residential mortgages	3,094	3,140
Total consumer real estate	4,527	4,619

Total real estate	35,502	36,000

Consumer and other:
Consumer installment	26	30
Student loans	1,476	1,588
Other	212	150
Total consumer and other	1,714	1,768

Loans, net	$40,978	$41,502

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 2.29% at March 31, 2013 and 2.90% at December 31, 2012.  During the three months ended March 31, 2013, provisions for loan losses totaled approximately $70,000.  Net charge-offs during the period totaled approximately $337,000 and were primarily related to one commercial and industrial loan for which the related receivable collateral became impaired.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,022,000 at March 31, 2013 compared to $2,344,000 at December 31, 2012. The decrease is related to the charge-off of the one commercial and industrial loan totaling approximately $340,000. The valuation allowance associated with impaired loans was approximately $534,000 and $843,000, at March 31, 2013 and December 31, 2012, respectively. The decline is again primarily related to the one loan for which there was a specific reserve that was charged-off during the quarter.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2013 and December 31, 2012, loans to religious organizations represented approximately $666,000 and $674,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans decreased from 46.59% at December 31, 2012 to 40.81% at March 31, 2013 primarily as a result of charge-off activity.  Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2013	December 31, 2012
Commercial and industrial:
Commercial	$531	$873
Asset-based	132	99
Total commercial and industrial	663	873

Commercial real estate:
Commercial mortgages	644	649
Religious organizations	666	674
Total commercial real estate	1,310	1,323

Consumer real estate:
Home equity loans	81	63
1-4 family residential mortgages	242	226
Total consumer real estate	323	289

Total real estate	1,633	1,612

Total nonperforming loans	$2,296	$2,584
OREO	718	775
Total nonperforming assets	$3,014	$3,359

Nonperforming loans to total loans	5.60%	6.23%
Nonperforming assets to total loans and OREO	7.23%	8.12%
Nonperforming assets to total assets	4.84%	5.10%

Allowance for loan losses as a percentage of:
Total Loans	2.29%	2.90%
Total nonperforming loans	40.81%	46.59%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	March 31, 2013	December 31, 2012
Consumer real estate:
Home equity loans	$44	$44
Total consumer real estate	44	44

Consumer and other:
Student loans	82	141
Total consumer and other	82	141

Total	$126	$185

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $468,000, or 3.53%, during the quarter ended March 31, 2013. The decrease was primarily related to the paydowns in mortgage-backed security portfolio and calls of higher yielding securities in the current low interest rate environment.

The yield on the investment portfolio declined to 2.72% at March 31, 2013 compared to 2.84% at December 31, 2012 as a result of the call activity during the period.  The duration of the portfolio has extended to 3.4 years at March 31, 2013 compared to 3.2 years at December 31, 2012 as a result of the 15 and 20 year government sponsored enterprises (GSE) mortgage-backed pass-through securities included in the portfolio that serve to generate monthly cash flow.   The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Amortizing GSE mortgage-backed securities approximate 77% of the portfolio. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended March 31, 2013, average deposits decreased approximately $1,689,000, or 2.67%, concentrated in the category of interest-bearing demand deposits.   In March 2013, the City of Philadelphia closed a $2.3 million money market account for which funds had been earmarked for a construction project.   This decline was somewhat offset by one significant depository relationship for which the balances increased in conjunction with contract funding it received.  These deposits are expected to fluctuate widely based on required payment activity related to projects completed by this customer through June 30, 2013.

In addition, certificates of deposit declined approximately $453,000, or 2.65%, as the result of the non-renewal of several corporate deposits for which higher rates were being sought.

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

	March 31, 2013	December 31, 2012
Commitments to extend credit	$9,723,000	$9,484,000
Standby letters of credit	1,243,000	1,173,000

The level of commitments at March 31, 2013 increased as a result of the approval of several construction loans/lines of credit including one significant SBA qualified loan.  More than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2013, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $8.4 million, or 13.41% of total assets, compared to $10.2 million, or 15.60%, at December 31, 2012. The closure of the City of Philadelphia deposit referenced above in Deposits is the primary reason for the reduction in liquidity.  Although reduced, liquidity levels remain strong and above policy limits.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. The portion of the Bank’s investment portfolio classified as available-for-sale could also provide liquidity. However, some of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. The reduction in governmental deposits referenced above resulted in the release of approximately $2.5 million of pledged collateral.

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $11.3 million in loans are scheduled to mature within one year.

To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•	Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association will be considered a potential source.
•	Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on participation agreements.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $638,000. In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

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

At March 31, 2013, a positive gap position is maintained on a cumulative basis through 1 year of 10.39% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents a decline from the December 31, 2012 positive gap position of 11.62%. This decrease resulted from the reduction in Federal Funds Sold created by a decline in deposit balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in 2014. Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2013, the change in the market value of equity in a +200 basis point interest rate change is -4.2%, within the Bank’s policy limit of 25%, and -36.30 % in a +400 basis point interest rate change, within the policy limit of 50%.  Management will continue to mitigate this risk by originating more variable rate loans and purchasing variable rate MBS securities, when available.  Based on these models, interest-rate exposure is not considered significant and is within the policy limits of the Bank on all measures at March 31, 2013.

Capital Resources
Total shareholders' equity decreased approximately $345,000 compared to December 31, 2012 as a result of the net loss during the quarter ended March 31, 2013 and other comprehensive loss related to a decrease in the unrealized gain on the securities classified as available-for-sale.

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

As indicated in table below, the Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.    Management has developed a Capital Plan that includes profitability and external investment to improve its capital ratios.   The Company and the Bank do not anticipate paying dividends in the near future.

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

(In 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,282	10.41%	$3,292	8.00%	N/A
Bank	4,282	10.41%	3,292	8.00%	$4,115	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,763	9.14%	1,646	4.00%	N/A
Bank	3,763	9.14%	1,646	4.00%	$2,469	6.00%
Tier I capital to average assets:
Consolidated	3,763	5.67%	2,655	4.00%	N/A
Bank	3,763	5.67%	2,655	4.00%	$3,319	5.00%

	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,584	11.16%	$3,287	8.00%	N/A
Bank	4,584	11.16%	3,287	8.00%	$4,109	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,070	9.91%	1,644	4.00%	N/A
Bank	4,070	9.91%	1,644	4.00%	$2,465	6.00%
Tier I capital to average assets:
Consolidated	4,070	6.00%	2,715	4.00%	N/A
Bank	4,070	6.00%	2,715	4.00%	$3,394	5.00%

Results of Operations

Summary
The Company reported a net loss of approximately $339,000 ($0.32 per common share) for the quarter ended March 31, 2013 compared to a net loss of approximately $238,000 ($0.22 per common share) for the same quarter in 2012. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
	Three months ended March 31, 2013			Three months ended March 31, 2012
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,532	$628	6.05%	$41,523	660	6.36%
Investment securities-HTM	11,887	81	2.73	17,544	128	2.93
Investments securities-AFS	916	6	2.62	1,209	9	2.98
Federal funds sold	8,513	4	0.19	11,126	5	0.18
Interest bearing balances with other banks	306	-	-	305	1	0.25
Total interest-earning assets	63,154	719	4.55	71,707	803	4.48
Interest-bearing liabilities
Demand deposits	15,261	8	0.21	16,773	13	0.31
Savings deposits	14,260	2	0.06	14,677	2	0.05
Time deposits	16,622	15	0.36	24,680	28	0.46
Total interest-bearing liabilities	46,143	25	0.22	55,830	43	0.31
Net interest income		$694			$760
Net yield on interest-earning assets			4.40%			4.24%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $66,000, or 8.67%, for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. However, the net yield on interest-earning assets improved compared to 2012 primarily as a result of a reduction in the cost of funds because of rate reductions made on the Bank’s deposit products to follow market conditions. Also, the early redemption of approximately $8 million in jumbo certificates of deposit in 2012 served to reduce the Bank’s cost of funds as well as the level of investment in lower yielding Federal Funds Sold; thereby, boosting the net yield.

Rate-Volume Analysis of Changes in Net Interest Income
	Three months ended March 31, 2013 compared to 2012
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net
Interest earned on:
Loans	$-	$(32)	$(32)
Investment securities held-to-maturity	(44)	(2)	(46)
Investment securities available-for-sale	(2)	(2)	(4)
Interest-bearing deposits with other banks	-	-	-
Federal funds sold	(1)	-	(1)
Total Interest-earning assets	(47)	(36)	(83)
Interest paid on:
Demand deposits	(1)	(4)	(5)
Savings deposits	-	-	-
Time deposits	(8)	(4)	(12)
Total interest-bearing liabilities	(9)	(9)	(17)
Net interest income	$(38)	$(27)	$(66)

For the quarter ended March 31, 2013 compared to the same period in 2012, there was a decrease in net interest income of approximately $38,000 due to changes in volume and an increase of approximately $27,000 due to changes in rate.

Average earning assets decreased compared to the same period in 2012; however, the reduction in lower yielding federal funds sold minimized the negative impact on the Bank’s net interest income.   Management’s focus continues to be on building loan volume to enhance net interest income.

Provision for Loan Losses
The provision for loan losses was $70,000 for the quarter ended March 31, 2013 compared to $30,000 for the same quarter in 2012. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $1,000, or 0.64%, for the quarter ended March 31, 2013 compared to the same quarter in 2012.

Customer service fees improved by approximately $3,000, or 3.56%, for the quarter ended March 31, 2013 compared to 2012.  ATM fees were relatively unchanged as transaction volume appears to have stabilized.

Noninterest Expense
Salaries and benefits decreased approximately $36,000, or 8.72%, for the quarter ended March 31, 2013 compared to 2012.  The reduction resulted from the severance of several personnel in the lending/credit administration area of the Bank as well as 2012 branch staff attrition. However, a business development officer was hired in January 2013 to support the shift to business banking.  In conjunction with a review required by the Consent Orders, management continues to review the organizational structure to maximize efficiencies, increase utilization/productivity and increase business development activity.

Occupancy and equipment expense decreased approximately $31,000, or 11.24%, for the quarter ended March 31, 2013 compared to 2012.   The reduction is a result of the sale of the Bank’s former 38th and Lancaster Avenue branch in December 2012 and lower depreciation expense related to fully depreciated equipment.

Marketing and public relations expense increased approximately $11,000, or 243.73%, for the quarter ended March 31, 2013 compared to 2012.  In 2013, the Company increased its business banking marketing to support the shift in strategy away from consumer banking.

Professional services expense decreased approximately $2,000, or 3.28%, for the quarter ended March 31, 2013 compared to 2012.  In 2012, the Bank incurred increased legal and consulting expenses in conjunction with its Consent Orders.

Data processing expenses decreased approximately $6,000, or 4.68%, for the quarter ended March 31, 2013 compared to 2012.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal.  Further reductions will be sought in processing costs associated with other vendors.

Federal deposit insurance assessments increased approximately $36,000 for the quarter ended March 31, 2013 compared to 2012.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The Consent Orders also resulted in an estimated increase of $60,000 in the annual insurance premiums.

During the quarter ended March 31, 2013 compared to 2012, the net other real estate expenses increased approximately $53,000 as a result of net write-downs totaling approximately $30,000 of other real estate properties in 2013.

Loan and collection expenses decreased approximately $9,000, or 30.60%, for the quarter ended March 31, 2013 compared to 2012. The decrease is directly related to a reduction in the level of foreclosure activity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2012, it had identified material weaknesses in its internal control in connection with the identification and assessment of impaired loans and the valuation of certain other real estate owned as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2012 Annual Report, there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of March 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

To address the material weaknesses, we have established the following policies:  (1) our current foreclosed real estate policy is to obtain annual valuations, through either appraisals or valuations on foreclosed properties in accordance with regulatory guidance.  We have revised our policy to require updated valuations, when necessary, based on information received when a foreclosed property is sold and require the prompt recording of any loss on the sale of foreclosed property.  When performing updates to valuations, we will use a discount to offset or adjust all valuations appropriately.  The valuation adjustments will be based on the age of the last valuation in the file and known market conditions, and (2) in addition to the existing third party external review and asset quality meetings, Management will enhance its review to a level of precision necessary to identify impaired loans and make any needed adjustments for loan losses.  Management believes that these changes will contribute significantly to the remediation of the material weaknesses in the financial controls that was in existence as of December 31, 2012. Additional changes will be implemented as determined necessary.

Although our remediation efforts are well underway and are expected to be completed in the near future, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting.  Except for remediation efforts to correct the weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, there have been no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of March 31, 2013, the Bank’s tier one leverage capital ratio was 5.67% and its total risk based capital ratio was 10.41%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: May 31, 2013	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 31, 2013	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.