Form 10-Q
period 2013-06-30
UNITED BANCSHARES INC /PA
filed 2013-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes _X_ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes __X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 1, 2013, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of August 1, 2013.

FORM 10-Q

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	June 30, 2013	December 31, 2012
Cash and due from banks	$2,538,365	$2,363,166
Interest-bearing deposits with banks	306,431	306,033
Federal funds sold	6,432,000	7,567,000
Cash and cash equivalents	9,276,796	10,236,199

Investment securities:
Available-for-sale, at fair value	9,370,323	1,027,293
Held-to-maturity, at amortized cost (fair value of $12,485,687
at December 31, 2012)	-	11,895,037

Loans, net of unearned discounts and deferred fees	41,853,357	41,501,555
Less allowance for loan losses	(778,556)	(1,203,942)
Net loans	41,074,801	40,297,613
Bank premises and equipment, net	653,731	562,729
Accrued interest receivable	277,108	309,971
Other real estate owned	526,537	775,407
Intangible assets	46,694	135,733
Prepaid expenses and other assets	372,899	375,524
Total assets	$61,598,889	$65,615,506
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$15,214,822	$14,324,970
Demand deposits, interest-bearing	13,002,758	15,526,344
Savings deposits	13,202,666	14,239,216
Time deposits, under $100,000	6,962,001	7,243,593
Time deposits, $100,000 and over	9,184,858	9,642,620
Total deposits	57,567,105	60,976,743
Accrued interest payable	15,574	30,500
Accrued expenses and other liabilities	241,261	368,278
Total liabilities	57,823,940	61,375,521

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(10,798,888)	(10,556,078)
Accumulated other comprehensive (loss) income	(188,069)	34,157
Total shareholders’ equity	3,774,949	4,239,985
Total liabilities and shareholders’ equity	$61,598,889	$65,615,506

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)
	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Months ended June 30, 2012
Interest income:
Interest and fees on loans	$630,275	$660,151	$1,258,451	$1,319,842
Interest on investment securities	66,721	115,283	153,339	252,472
Interest on federal funds sold	3,214	3,338	7,607	8,930
Interest on time deposits with other banks	173	174	404	348
Total interest income	700,383	778,946	1,419,801	1,581,592

Interest expense:
Interest on time deposits	12,326	19,899	27,534	48,131
Interest on demand deposits	6,145	12,074	14,889	25,127
Interest on savings deposits	1,678	1,755	3,412	3,558
Total interest expense	20,149	33,728	45,835	76,816
Net interest income	680,234	745,218	1,373,966	1,504,776
(Credit)provision for loan losses	(55,000)	30,000	15,137	60,000

Net interest income after (credit)provision for loan losses	735,234	715,218	1,358,829	1,444,776

Noninterest income:
Customer service fees	101,304	95,745	201,912	192,891
ATM fee income	80,508	80,992	160,157	160,771
Gain on sale of investment securities	378,248	-	378,248	-
Loan syndication fees	88,300	80,000	88,300	80,000
Loss on sale of other real estate owned	(13,484)	-	(13,880)	-
Other income	19,187	22,243	34,805	39,557
Total noninterest income	654,063	278,980	849,542	473,219

Noninterest expense:
Salaries, wages and employee benefits	371,532	392,971	748,996	806,508
Occupancy and equipment	264,145	265,820	508,044	540,597
Office operations and supplies	76,454	75,718	154,808	150,123
Marketing and public relations	18,722	18,840	34,702	23,489
Professional services	77,346	78,294	148,180	151,532
Data processing	103,714	111,196	224,579	238,002
Other real estate expense	124,039	66,948	167,544	57,534
Loan and collection costs	38,906	33,013	58,808	61,693
Deposit insurance assessments	37,654	26,209	74,652	27,424
Other operating	180,808	162,085	330,868	335,798
Total noninterest expense	1,293,320	1,231,094	2,451,181	2,392,700
Net income (loss) before income taxes	95,977	(236,896)	(242,810)	(474,705)
Provision for income taxes	-	-	-	-
Net income (loss)	$95,977	$(236,896)	$(242,810)	$(474,705)
Net income (loss) per common share—basic and diluted	$0.09	$(0.22)	$(0.23)	$(0.45)
Weighted average number of common shares	1,065,588	1,065,588	1,065,588	1,065,588
Comprehensive loss:
Net income (loss)	$95,977	$(236,896)	$(242,810)	$(474,705)
Unrealized losses on available for sale securities	(216,085)	(723)	(222,226)	(364)
Total comprehensive loss	$(120,108)	$(237,619)	$(465,036)	$(475,069)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,

	2013	2012

Cash flows from operating activities:
Net loss	$(242,810)	$(474,705)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	15,137	60,000
Loss on sale of other real estate	13,880	-
Amortization of premiums on investments	44,346	63,512
Amortization of core deposit intangible	89,039	89,039
Depreciation on fixed assets	73,650	114,259
Gain on sale of investment securities	(378,248)	-
Write-down of other real estate owned	142,506	26,248
Increase in accrued interest receivable and
other assets	35,488	11,184
Decrease in accrued interest payable and
other liabilities	(141,943)	(105,496)
Net cash used in operating activities	(348,955)	(215,959)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	-	(3,249,311)
Purchase of available-for-sale investment securities	(6,972,202)	-
Proceeds from sale of available-for-sale investment securities	7,731,841	-
Proceeds from maturity and principal reductions of
available-for-sale investment securities	2,904,044	117,594
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	-	7,316,585
Proceeds from the sale of other real estate owned	92,484	-
Net increase in loans	(792,325)	(1,418,792)
Purchase of bank premises and equipment	(164,652)	(16,135)
Net cash provided by investing activities	2,799,190	2,749,941

Cash flows from financing activities:
Net decrease in deposits	(3,409,638)	(8,971,562)
Net cash used in financing activities	(3,409,638)	(8,971,562)
Net decrease in cash and cash equivalents	(959,403)	(6,437,580)
Cash and cash equivalents at beginning of period	10,236,199	14,497,329
Cash and cash equivalents at end of period	$9,276,796	$8,059,749
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$60,761	$111,552
Noncash transfer of investment securities from held-to-maturity to available-for sale	$11,895,037	$-
Noncash transfer of loans to other real estate owned	$-	$74,800

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2013 and December 31, 2012 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2013 and 2012.

Management’s Use of Estimates
The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities and consideration of impairment of intangible assets.

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

2. Net Income (Loss) Per Share
The calculation of net (loss) income per share follows:
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Basic:
Net income (loss) available to common shareholders	$95,977	$(236,896)	$(242,810)	$(474,705)
Average common shares outstanding-basic	1,068,588	1,068,588	1,068,588	1,068,588
Net income (loss) per share-basic	$0.09	$(0.22)	$(0.23)	$(0.45)
Diluted:
Average common shares-diluted	1,068,588	1,068,588	1,068,588	1,068,588
Net income (loss) per share-diluted	$0.09	$(0.22)	$(0.23)	$(0.44)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the income (loss) per share calculations.

 3. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in other comprehensive income(loss):

(in 000’s)	Three Months ended June 30, 2013	Six Months Ended June 30, 2013
Beginning Balance	$28	$34
Other comprehensive loss before reclassifications-- Unrealized losses on available for sale securities	(244)	(256)
Amounts reclassified from accumulated other comprehensive income to net income—Gain on sale of investment securities	28	34
Net current period other comprehensive loss	$(188)	$(188)

4. New Authoritative Accounting Guidance

In December 2011, the FASB issued Accounting Standards Update ASU 2011-11: Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This Update affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s adoption of this guidance in 2013 did not have an impact on its financial statements.

In February 2013, the FASB issued an update (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The disclosures required by the adoption of this guidance in 2013 are included in Note 3 of the financial statements.

5.  Investment Securities

The following is a summary of the Company's investment portfolio as of June 30, 2013:

(In 000’s)	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(180)	$3,917
Government Sponsored Enterprises residential mortgage-backed securities	5,425	41	(142)	5,324
Investments in money market funds	129	-	-	129
	$9,651	$41	$(322)	$9,370

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$847	$51	$-	$898
Investments in money market funds	129	-	-	129
	$976	$51	$-	$1,027

Held-to-maturity:
U.S. Government agency securities	$3,605	$159	$(4)	$3,760
Government Sponsored Enterprises residential mortgage-backed securities	8,290	437	(1)	8,726
	$11,895	$596	$(5)	$12,486

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of June 30, 2013, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	3,917
Government Sponsored Enterprises residential mortgage-backed securities	5,425	5,324
Total debt securities	9,522	9,241
Investments in money market funds	129	129
	$9,651	9,370

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

In May 2013, the Bank transferred its entire held to maturity portfolio to available for sale. This transfer was made to improve capital ratios and liquidity by allowing for the disposition of securities, if necessary. In May and June 2013, the Bank sold securities with a book value totaling approximately $7.4 million and recognized a gain of approximately $378,000.  Proceeds from the sale were reinvested in replacement securities.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013:
	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	value	losses	value	losses

U.S. Government
agency securities	15	$3,917	$(180)	$-	$-	$3,917	$(180)

Government Sponsored Enterprises
residential mortgage-backed securities	18	$4,307	(142)	-	-	4,307	(142)
Total temporarily
Impaired investment
securities	33	$8,544	$(322)	$-	$-	$8,224	$ (322)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:
	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	value	losses	value	losses

U.S. Government
agency securities	3	$746	$(4)	$-	$-	$746	$(4)

Government Sponsored Enterprises
residential mortgage-backed securities	2	$253	$(1)	$-	$-	$253	$(1)
Total temporarily
Impaired investment
securities	5	$999	$(5)	$-	$-	$999	$(5)

Government Sponsored Enterprises residential mortgage-backed securities. Unrealized losses on the Company’s investment in Government Sponsored Enterprises residential mortgage-backed securities were caused by market interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in fair value is attributable to changes in market interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.

U.S. Government and Agency Securities. Unrealized losses on the Company's investments in direct obligations of U.S. government agencies were caused by market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.

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

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:
(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial and industrial	$2,992	$3,734
Commercial real estate	32,876	31,381
Consumer real estate	4,361	4,619
Consumer loans other	1,624	1,768
Total loans	$41,853	$41,502

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

All of these factors may be susceptible to significant change.  There were no changes in qualitative factors during period.  In addition, the average historical loss factor for commercial and industrial loans increased as a result of a $340,000 charge-off during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended June 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$614	$275	$48	$-	$937
Provision (credit) for loan losses	15	(65)	(6)	1	(55)

Charge-offs	(184)	-	-	(4)	(188)
Recoveries	1	78	2	3	84
Net charge-offs	(183)	78	2	(1)	(104)

Ending balance	$446	$288	$44	$-	$778

(in 000's)	For the Three Months ended June 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$417	$412	$35	$-	$864
Provision for loan losses	30	-		-	30

Charge-offs	-	-		-	-
Recoveries	-	2	10	-	12
Net charge-offs	-	2	10	-	12

Ending balance	$477	$414	$45	$-	$906

(in 000’s)	For the Six months ended June 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	77	(98)	35	1	15

Charge-offs	(524)	-	-	(4)	(528)
Recoveries	2	78	4	3	87
Net charge-offs	(522)	78	4	(1)	(441)

Ending balance	$446	$288	$44	-	$778

(in 000's)	For the Six months ended June 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for loan losses	109	(50)	-	1	60

Charge-offs	-	-	(38)	(9)	(47)
Recoveries	-	5	13	8	26
Net charge-offs	-	5	(21)	(1)	(21)

Ending balance	$496	$367	$43	$-	$906

(in 000's)	June 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$349	$-	$-	$-	$349
Loans collectively evaluated for impairment	97	288	44	-	429
	$446	$288	$44	$-	$778

Loans, ending balance:
Loans individually evaluated for impairment	$526	$1,291	$-	$-	$1,817
Loans collectively evaluated for impairment	2,466	31,585	4,361	1,624	40,036
Total	$2,992	$32,876	$4,361	$1,624	$41,853

(in 000's)	December 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$843	$-	$-	$-	$843
Loans collectively evaluated for impairment	48	308	5	-	361
	$891	$308	$5	$-	$1,204

Loans, ending balance:
Loans indivdually evaluated for impairment	$1,021	$1,323	$-	$-	$2,344
Loans collectively evaluated for impairment	2,713	30,058	4,619	1,768	39,158
Total	$3,734	$31,381	$4,619	$1,768	$41,502

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of June 30, 2013 is as follows:
		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$477	$477	$487	$964
SBA loans		-	-	-	117	117
Asset-based	125	-	-	125	1,786	1,911
Total Commercial and industrial	125	-	477	602	2,390	2,992

Commercial real estate:
Commercial mortgages	213	-	638	851	16,362	17,213
SBA loans	-	-	-	-	607	607
Construction	-	-	-	-	2,244	2,244
Religious organizations	-	-	653	653	12,159	12,812
Total Commercial real estate	213	-	1,291	1,504	31,372	32,876

Consumer real estate:
Home equity loans	358	-	123	481	885	1,366
Home equity lines of credit	-	-	-	-	25	25
1-4 family residential mortgages	54	-	242	296	2,674	2,970
Total consumer real estate	412	-	365	777	3,584	4,361

Total real estate	625	-	1,656	2,281	34,956	37,237

Consumer and other:
Consumer installment	-	-	-	-	23	23
Student loans	103	132	-	235	1,221	1,456
Other	2	-	-	2	143	145
Total consumer and other	105	132	-	237	1,387	1,624

Total loans	$855	$132	$2,133	$3,120	$38,733	$41,853

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 is as follows:
		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$15	$-	$873	888	$574	$1,462
SBA loans	-	-	-	-	125	125
Asset-based	83	-	99	182	1,965	2,147
Total Commercial and industrial	98	-	972	1,070	2,664	3,734

Commercial real estate:
Commercial mortgages	306	-	649	955	13,765	14,720
SBA loans	-	-	-	-	621	621
Construction	-	-	-	-	3,398	3,398
Religious organizations	-	-	674	674	11,968	12,642
Total Commercial real estate	306	-	1,323	1,629	29,752	31,381

Consumer real estate:
Home equity loans	274	44	63	381	1,072	1,453
Home equity lines of credit	-	26	-	26	-	26
1-4 family residential mortgages	69	-	226	295	2,845	3,140
Total consumer real estate	343	70	289	702	3,917	4,619

Total real estate	649	70	1,612	2,331	33,669	36,000

Consumer and other:
Consumer installment	-	-	-	-	30	30
Student loans	87	141	-	228	1,360	1,588
Other	5	-	-	5	145	150
Total consumer and other	92	141	-	233	1,535	1,768

Total loans	$839	$211	$2,584	$3,634	$37,867	$41,502

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans June 30, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$9	$220	$8	$84	$393	$964
SBA loans	-	25	-	43	49	-	117
Asset-based	-	1,737	125	49	-	-	1,911
	250	1,771	345	100	133	393	2,992
Commercial real estate:
Commercial mortgages	-	14,976	1,372	158	618	89	17,213
SBA Loans	-	607	-	-	-	-	607
Construction	-	2,244	-	-	-	-	2,244
Religious organizations	-	9,201	2,328	-	1,283	-	12,812
	-	27,028	3,700	158	1,901	89	32,876

Total commercial loans	$250	$28,799	$4,045	$258	$2,034	$482	$35,868

	Residential Mortgage and Consumer Loans June 30, 2013
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,243	$123	$1,366
Home equity line of credit	25	-	25
1-4 family residential mortgages	2,728	242	2,970
	3,996	365	4,361

Consumer Other:
Consumer Installment	23	-	23
Student loans	1,456	-	1,456
Other	145	-	145
	1,624	-	1,624

Total consumer loans	$5,620	$365	$5,985

Total loans				$ 41,853

(In 000's)	Commercial Loans, December 31, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$104	$15	$220	$480	$393	$1,462
SBA loans	-	27	-	49	49	-	125
Asset-based	-	1,869	125	54	99	-	2,147
	250	2,000	140	323	628	393	3,734
Commercial real estate:
Commercial mortgages	-	12,678	1,322	-	403	317	14,721
SBA Loans	-	621	-	-	-	-	621
Construction	-	2,767	-	-	631	-	3,398
Religious organizations	-	8,183	3,623	162	674	-	12,642
	-	24,349	4,945	162	1,708	317	31,381

Total commercial loans	$250	$26,249	$5,085	$485	$2,336	$710	$33,115

	Residential Mortgage and Consumer Loans December 31, 2012

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,390	$63	$1,453
Home equity line of credit	26	-	26
1-4 family residential mortgages	2,914	226	3,140
	4,330	289	4,619

Consumer Other:
Consumer Installment	30	-	30
Student loans	1,588	-	1,588
Other	150	-	150
	1,768	-	1,768

Total consumer loans	$6,098	$289	$6,387

Total loans				$ 41,502

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the three and six months ended June 30, 2013 and 2012, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of June 30, 2013 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$477	$77	$400	$477	$300
SBA loans	49	-	49	49	49
Total commercial and industrial	526	77	449	526	349

Commercial real estate:
Commercial mortgages	638	638	-	638	-
Religious organizations	653	653	-	653	-
Total commercial real estate	1,291	1,291	-	1,291	-

Total loans	$1,817	$1,368	$449	$1,817	$349

Impaired loans as of December 31, 2012 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$873	$78	$795	$873	$695
SBA loans	49	-	49	49	49
Asset-based	99	-	99	99	99
Total commercial and industrial	1,021	78	943	1,021	843

Commercial real estate:
Commercial mortgages	649	649	-	649	-
Religious organizations	674	674	-	674	-
Total commercial real estate	1,323	1,323	-	1,323	-

Total loans	$2,344	$1,401	$943	$2,344	$843

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Three Months Ended
(In 000's)	June 30, 2013		June 30, 2012
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$512	$-	$482	$-
SBA loans	49	-	17	1
Asset-based	88	-	138	-
Total commercial and industrial	649	-	637	1

Commercial real estate:
Commercial mortgages	639	-	666	-
SBA loans	-	-	-	-
Religious organizations	657	-	399	-
Total commercial real estate	1,296	-	1,065	-

Total loans	$1,945	$-	$1,702	$1

	Six Months Ended		Six Months Ended
(In 000's)	June 30, 2013		June 30, 2012
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$626	$-	$482	$-
SBA loans	49	-	8	1
Asset-based	99	-	119	-
Total commercial and industrial	774	-	609	1

Commercial real estate:
Commercial mortgages	640	-	670	-
Religious organizations	614	-	405	-
Total commercial real estate	1,254	-	1,075	-

Total loans	$2,028	$-	$1,075	$1

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2013 and December 31, 2012.

7. Other Real Estate Owned

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

Activity in other real estate owned for the periods was as follows:

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Beginning balance	$718	$1,344	$775	$1,284
Additions, transfers from loans	-	-	-	75
Proceeds from sales	(65)	-	(92)	-
	653	1,344	683	1,359
Less: write-downs and losses on sales	(126)	(11)	(156)	(26)
Ending Balance	$527	$1,333	$527	$1,333

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2013	December 31, 2012
Commercial real estate	$206	$206
Residential real estate	321	569
Total	$527	$775

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Insurance	$4	$10	$10	$17
Professional fees	-	-	-	3
Real estate taxes	5	33	11	36
Utilities	-	11	2	17
Other	2	2	2	2
Transfer-in write-up	-	-	-	(43)
Impairment charges (net)	113	11	143	26
Total	$124	$67	$168	$58

8.  Fair Value

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,917	$-	$3,917	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,324	-	5,324	-
Money Market Funds	129	129	-	-
Total	$9,370	$129	$9,241	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$898	$-	$898	$-
Money Market Funds	129	129	-	-
Total	$1,027	$129	$898	$-

The fair value of the Bank’s AFS securities portfolio was approximately $9,370,000 and $1,027,000 at June 30, 2013, and December 31, 2012, respectively.  In May 2013, the Bank transferred its investment securities held-to-maturity to available-for-sale.  At June 30, 2013, approximately 57% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,324,000.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at June 30, 2013.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended June 30, 2013 and year ended December 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2013 and year ended December 31, 2012.

 Carrying Value at June 30, 2013:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 6 months ended June 30, 2013
Impaired loans	$1,468	$-	$-	$1,468	$-
Other real estate owned (“OREO”)	527	-	-	527	(143)

Carrying Value at December 31, 2012:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended December 31, 2012
Impaired Loans	$1,501	$-	-	$1,501	$(843)
Other real estate owned (“OREO”)	775	-	-	775	(233)

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at June 30, 2013 was approximately $ 349,000.  The valuation allowance for impaired loans at December 31, 2012 was approximately $843,000.

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

The fair value of assets and liabilities are depicted below:

		June 30, 2013		December 31, 2012
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$9,277	$9,277	$10,236	$10,236
Available for sale securities	(1)	9,370	9,370	1,027	1,027
Held to maturity securities	Level 2	-	-	11,895	12,486
Loans, net of allowance for loan losses	(2)	41,075	41,786	40,298	40,325
Accrued interest receivable	Level 2	277	277	310	310
Liabilities:
Demand deposits	Level 2	28,218	28,218	29,851	29,851
Savings deposits	Level 2	13,202	13,202	14,239	14,239
Time deposits	Level 2	16,147	16,155	16,886	16,902
Accrued interest payable	Level 2	16	16	31	31
(1) Level 1 for money market funds; Level 2 for all other securities.
(2) Level 2 for non-impaired loans; Level 3 for impaired loans.

9. Regulatory
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
Board participation has been improved with attendance at board and committee meetings.

Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers;	A management assessment was completed in June 2012 in conjunction with the required management review and written management plan with benchmarks for recommended enhancements.

Retain a bank consultant acceptable to the FDIC and the Department to develop a written analysis and assessment of the Bank’s management needs and thereafter formulate a written management plan;	An engagement letter from a qualified consultant was received and approved by the Bank’s regulators. Upon acceptance, the review commenced in May 2012 and was completed in June 2012.

Formulate and implement written profit and budget plans for each year during which the orders are in effect;	Profit and budget plans have been prepared and submitted to regulators as required annually.

Requirement	Status
Develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;	An annual comprehensive strategic plan was prepared and submitted to regulators as required.

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

As of June 30, 2013 and December 31, 2012, the Bank’s tier one leverage capital ratio was 6.27% and 6.00%, respectively, and its total risk based capital ratio was 10.60% and 11.16%, respectively.  Although the Bank experienced losses, tier one leverage capital increased as a result of the decline in average assets.  The total risk based capital ratio decreased because of an increase in loans that carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

1.	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.
2.	Sale of investment securities for a gain—approximately $7.5 million of the Bank’s investment portfolio were sold to generate a gain of approximately $378,000 during the quarter ended June 30, 2013.
3.	External equity investments—An investment banker has been engaged to assist the Bank in developing a strategy and offering memorandum to generate external capital investment.

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

Overview

The Company reported net income of approximately $96,000 ($0.09 per common share) for the quarter ended June 30, 2013 compared to a net loss of approximately $237,000 ($0.22 per common share) for the same quarter in 2012. The Company reported a net loss of approximately $243,000 ($0.23 per common share) for the six months ended June 30, 2013 compared to a net loss of approximately $475,000 ($0.45 per common share) for the same period in 2012. The improvement compared to 2012 is primarily related to gains realized on the sale of investment securities.  Management remains committed to further improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  As of June 30, 2013 and December 31, 2012, the Bank’s tier one leverage capital ratio was 6.27% and 6.00%, respectively, and its total risk based capital ratio was 10.60% and 11.16%, respectively.  Although the Bank experienced losses, the tier one leverage capital increased as a result of the decline in average assets.  The total risk based capital ratio decreased as a result of the Bank’s losses and also because of an increase in loans that carry a higher risk weight than cash or investments.  A concentrated effort is being made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. . Refer to the Earnings Enhancement discussion below.
•	Sale of investment securities for a gain—approximately $7.5 million of the Bank’s investment portfolio were sold to generate a gain of approximately $378,000 during the quarter ended June 30, 2013.
•	External equity investments—An investment banker has been engaged to assist the Bank in developing a strategy and offering memorandum to generate external capital investment.

Manage asset quality to minimize credit losses and reduce collection costs.  Asset quality trends improved during the quarter ended June 30, 2013 with a decrease in the level of delinquencies and classified loans. Also, several long-term commercial and industrial impaired loans were charged-off during the quarter after all collection efforts were exhausted.    While some progress has been made in the Bank’s underwriting and customer relationship management practices, additional efforts are necessary to ensure improvement in asset quality trends. Management will continue to proactively identify and manage emerging problem credits to minimize additions to its classified assets through its Asset Quality Committee discussions.

In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to reduce the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  These activities will likely result in additional expenses, including loan collection and other real estate related costs that will continue to affect reported earnings as the Bank diligently works to reduce the outstanding investment in these assets.

Earnings enhancement plan. Management recognizes the challenges it continues to face in achieving core profitability.  Although profitability was achieved for the quarter ended June 30, 2013 from a gain on the sale of investment securities, increased interest income on loans and gains on the sale of loans are targeted as the primary drivers of earnings enhancement.  Specifically, the Bank will seek to originate SBA loans for which the guaranteed portion will be sold in the secondary market for a gain.   Several SBA loans are in the pipeline with anticipated closings during the quarter ended September 30, 2013.

The Bank’s noninterest expense continues to be elevated.  The sale of a bank-owned branch in December 2012 resulted in reduced occupancy expense.  However, unlike other similar-sized community banks, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. In addition, increased valuation allowance on the Bank’s other real estate portfolio was required as a result of declining market values of the properties.  Further savings and efficiencies, where possible, including the following:

1.
Review and re-negotiation of significant contracts (i.e. data processing, credit card, EFT services, etc.)-The Bank’s EFT contract expires in August 2014.  Early termination/re-negotiation may be sought to achieve cost reduction.

2.
Sale and/or other disposition of other real estate properties to reduce carrying costs— The Bank is gradually reducing the level of other real estate.  Sales for the six months ended June 30, 2012 totaled approximately $105,000.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended June 30, 2013	Quarter ended June 30, 2012		Six months ended June 30, 2013	Six months ended June 30, 2012
Statement of operations information:
Net interest income	$680	$745		$1,374	$1,505
(Credit)provision for loan losses	(55)	30		15	60
Noninterest income	654	279		850	473
Noninterest expense	1,293	1,232		2,451	2,393
Net income (loss)	96	(237)		(243)	(475)
Net income (loss) per share-basic and diluted	0.09	(0.22)		(0.23)	(0.45)

Balance Sheet information:	June 30, 2013	December 31, 2012
Total assets	$61,599	$65,616
Loans, net	$41,075	$40,298
Investment securities	$9,370	$12,922
Deposits	$57,567	$60,977
Shareholders' equity	$3,775	$4,240

Ratios*:	Quarter ended June 30, 2013	Quarter ended June 30, 2012
Return on assets	0.23%	(1.30%	)
Return on equity	3.82%	(19.72%	)
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $4,436,000, or 7.02% during the quarter ended June 30, 2013 compared to the quarter ended March 31, 2013. Average funding sources decreased approximately $3,706,000, or 6.02%, during the quarter ended June 30, 2013 compared to the quarter ended March 31, 2013.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)	June 30, 2013			March 31, 2013
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,128	$(404)	(0.97)%	$41,532
Investment Securities	10,655	(2,148)	(16.78)	12,803
Federal funds sold	6,241	(2,272)	(26.69)	8,513
Balances with other banks	306	-	-	306
Total uses	$58,718	$(4,436)	(7.02)%	$63,154
Funding sources:
Demand deposits
Noninterest-bearing	$15,028	$(426)	(2.76)%	$15,454
Interest-bearing	12,975	(2,286)	(14.98)	15,261
Savings deposits	13,635	(625)	(4.38)	14,260
Time deposits	16,253	(369)	(2.22)	16,622
Total sources	$57,891	$(3,706)	(6.02)%	$61,597

Loans
Average loans decreased by approximately $404,000, or 0.97%, during the quarter ended June 30, 2013. While the Bank funded more than $3.6 million loans during the quarter, a significant portion was originated at the end of the quarter. In addition, commercial loan payoffs totaled approximately $1.8 million during the quarter as a result of the conversion of several construction loans to permanent financing as well as increased market competition from money center banks in the region for quality performing loans.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s commercial loan pipeline continues to grow as a result of the adoption of a business banking focus, specifically targeting SBA loans.  This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  One SBA loan totaling approximately $1.3 million was originated during the quarter; however, it is a construction loan for which funding will occur over a nine month period. The guaranteed portion of this loan cannot be sold until it converts to a permanent mortgage.  Several other SBA loans are in the pipeline with anticipated closings during the quarter ended September 30, 2013. Loan participations may to be used to supplement the Bank’s lending activities.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $32.9 million, or 78.6%, of total loans at June 30, 2013 of which approximately $16.8 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2013 were approximately $12.8 million, or 39%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current high level of unemployment that could impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2013	2012

Commercial and industrial:
Commercial	$964	$1,462
SBA loans	117	125
Asset-based	1,911	2,147
Total commercial and industrial	2,992	3,734

Commercial real estate:

Commercial mortgages	17,213	14,720
SBA loans	607	621
Construction	2,244	3,398
Religious organizations	12,812	12,642
Total commercial real estate	32,876	31,381

Consumer real estate:
Home equity loans	1,366	1,453
Home equity lines of credit	25	26
1-4 family residential mortgages	2,970	3,140
Total consumer real estate	4,361	4,619

Total real estate	37,237	36,000

Consumer and other:
Consumer installment	23	30
Student loans	1,456	1,588
Other	145	150
Total consumer and other	1,624	1,768

Loans, net	$41,853	$41,502

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.87% at June 30, 2013 compared to 2.90% at December 31, 2012.  The reduction is related to the charge-off of three impaired loans totaling approximately $524,000 ($184,000 during the quarter ended June 30, 2013) for which specific reserves were previously allocated.  In June 2013, the Bank recovered approximately $75,000 related to one previously charged-off commercial real estate loan.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,817,000 at June 30, 2013 compared to $2,344,000 at December 31, 2012. The valuation allowance associated with impaired loans was approximately $349,000 and $843,000, at June 30, 2013 and December 31, 2012, respectively. The decrease in impaired loans and the related valuation allowance is attributable to the charge-off of three commercial and industrial loans.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2013 and December 31, 2012, loans to religious organizations represented approximately $653,000 and $674,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans decreased from 46.59% at December 31, 2012 to 36.47% at June 30, 2013 primarily as a result of charge-off activity; however, approximately 77.63% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.   In addition, the level of nonperforming loans to total loans improved from 6.23% at December 31, 2013 to 5.10% at June 30, 2013.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2013	December 31, 2012
Commercial and industrial:
Commercial	$477	$873
Asset-based	-	99
Total commercial and industrial	477	972

Commercial real estate:
Commercial mortgages	638	649
Religious organizations	653	674
Total commercial real estate	1,291	1,323

Consumer real estate:
Home equity loans	123	63
1-4 family residential mortgages	242	226
Total consumer real estate	365	289

Total real estate	1,656	1,612

Total nonperforming loans	$2,133	$2,584
OREO	527	775
Total nonperforming assets	2,660	$3,359

Nonperforming loans to total loans	5.10%	6.23%
Nonperforming assets to total loans and OREO	6.28%	8.12%
Nonperforming assets to total assets	4.32%	5.10%

Allowance for loan losses as a percentage of:
Total Loans	1.87%	2.90%
Total nonperforming loans	36.47%	46.59%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2013	December 31, 2012
Consumer real estate:
Home equity loans	$-	$70
Total consumer real estate	-	70

Consumer and other:
Student loans	132	141
Total consumer and other	132	141

Total	$132	$211

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $2,148,000, or 16.78%, during the quarter ended June 30, 2013. The decrease was primarily related to the paydowns in mortgage-backed security portfolio and calls of higher yielding securities in the current low interest rate environment.  Called securities were not replaced because of the reduction in governmental deposits (City of Philadelphia) and related collateral requirement.

The yield on the investment portfolio declined to 2.56% at June 30, 2013 compared to 2.84% at December 31, 2012 as a result of an investment transaction that resulted in the sale of higher yielding bonds.  The duration of the portfolio has extended to 4.7 years at June 30, 2013 compared to 3.2 years at December 31, 2012 also as a result of the transaction that was executed during the quarter that included the purchase of replacement securities of 7-10 year callable agency securities as well as 15 and 20 year government sponsored enterprises (GSE) mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Amortizing GSE mortgage-backed securities approximate 57% of the portfolio. Management’s goal is to maintain a portfolio with a short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended June 30, 2013, average deposits declined approximately $3,706,000, or 6.02%, concentrated in the category of interest-bearing demand deposits that declined approximately $2.3 million, or 14.98%.   At the end of March 2013, the City of Philadelphia closed a $2.3 million money market account for which funds had been earmarked for a construction project that resulted in a reduction in the average money market account balances for the quarter ended June 30, 2013.  In addition, the Bank has one depository relationship for which the balances declined in conjunction with contract funding it received related to a project that was completed in May 2013.  The decline in savings deposits by approximately $625,000, or 4.38%, is also attributable to the same customer that maintained reserve funds that were utilized at project completion.

In addition, certificates of deposit declined approximately $369,000, or 2.22%, as the result of the non-renewal of several corporate deposits for which higher rates were being sought.

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

	June 30, 2013	December 31, 2012
Commitments to extend credit	$9,578,205	$9,484,000
Standby letters of credit	1,243,492	1,173,000

The level of commitments at June 30, 2013 increased as a result of the approval of several construction loans/lines of credit.  More than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2013, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $9.3 million, or 15.06% of total assets, compared to $10.2 million, or 15.60%, at December 31, 2012. The closure of the City of Philadelphia deposit referenced above in Deposits is the primary reason for the reduction in liquidity.  Although reduced, liquidity levels remain strong and above policy limits.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. In conjunction with the investment transaction executed in May, the Bank reclassified its entire portfolio to available-for-sale; thereby, increasing sources of liquidity.  Some of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.

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

At June 30, 2013, a positive gap position is maintained on a cumulative basis through 1 year of 4.57% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents a decline from the December 31, 2012 positive gap position of 11.62%. This decrease resulted from the reduction in Federal Funds Sold created by a decline in deposit balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2013, the change in the market value of equity in a +200 basis point interest rate change is -49.20%, in excess of the policy limit of 25%, and -76.30% in a +400 basis point interest rate change, in excess of the policy limit of -50%.  The exception to policy is created by the recent bond transaction for which longer term fixed rate bonds and mortgage-backed securities were purchased that decline in value when interest rates rise.  The analysis is prepared on a static basis however, because more than 50% of the portfolio includes amortizing securities, market risk should gradually decline as cashflows are reinvested in the current market.  Also, management will continue to mitigate this risk by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at June 30, 2013.

Capital Resources
Total shareholders' equity decreased approximately $465,000 compared to December 31, 2012 as a result of the net loss of approximately $243,000 during the six months ended June 30, 2013 and other comprehensive loss of approximately $222,000 related to an unrealized loss on the securities classified as available-for-sale.  Because other comprehensive loss is not a component of Tier 1 capital, Tier 1 capital declined by approximately $166,000 during same period.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment.  The Bank will seek to raise $1,000,000 in equity investment from potential investors.

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

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

(In 000’s)
	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,429	10.60%	$3,342	8.00%	N/A
Bank	4,429	10.60%	3,342	8.00%	$4,178	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,904	9.35%	1,671	4.00%	N/A
Bank	3,904	9.35%	1,671	4.00%	$2,507	6.00%
Tier I capital to average assets:
Consolidated	3,904	6.27%	2,491	4.00%	N/A
Bank	3,904	6.27%	2,491	4.00%	$3,114	5.00%

(In 000’s)
	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,584	11.16%	$3,287	8.00%	N/A
Bank	4,584	11.16%	3,287	8.00%	$4,109	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,070	9.91%	1,644	4.00%	N/A
Bank	4,070	9.91%	1,644	4.00%	$2,465	6.00%
Tier I capital to average assets:
Consolidated	4,070	6.00%	2,715	4.00%	N/A
Bank	4,070	6.00%	2,715	4.00%	$3,394	5.00%

Results of Operations

Summary
The Company reported net income of approximately $96,000 ($0.09 per common share) for the quarter ended June 30, 2013 compared to a net loss of approximately $237,000 ($0.22 per common share) for the same quarter in 2012. The Company reported a net loss of approximately $243,000 ($0.23 per common share) for the six months ended June 30, 2013 compared to a net loss of approximately $475,000 ($0.45 per common share) for the same period in 2012. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended June 30, 2013			Three months ended June 30, 2012
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,128	$630	6.13%	$42,355	$660	6.23%
Investment securities	10,655	67	2.52	16,167	115	2.85
Federal funds sold	6,241	3	0.19	6,700	3	0.18
Interest bearing balances with other banks	306	-	-	305	1	1.31
Total interest-earning assets	58,330	700	4.80	65,527	779	4.76
Interest-bearing liabilities
Demand deposits	12,975	6	0.18	15,944	12	0.30
Savings deposits	13,635	2	0.06	14,277	2	0.06
Time deposits	16,253	12	0.30	18,941	20	0.42
Total interest-bearing liabilities	42,863	20	0.19	49,162	34	0.28
Net interest income		$680			$745
Net yield on interest-earning assets			4.66%			4.55%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Six months ended June 30, 2013			Six months ended June 30, 2012
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,329	$1,258	6.09%	$41,939	$1,320	6.29%
Investment securities	11,942	154	2.56	16,285	234	2.87
Federal funds sold	7,371	8	0.22	8,913	9	0.20
Interest bearing balances with other banks	306	-	-	305	1	0.66
Total interest-earning assets	60,948	1,420	4.66	68,618	1,582	4.61
Interest-bearing liabilities
Demand deposits	14,111	15	0.21	16,359	25	0.31
Savings deposits	13,947	3	0.04	14,477	4	0.06
Time deposits	16,437	28	0.34	21,660	48	0.44
Total interest-bearing liabilities	44,495	46	0.21	52,496	77	0.29
Net interest income		$1,374			$1,505
Net yield on interest-earning assets			4.51%			4.39%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $65,000, or 8.72%, for the quarter ended June 30, 2013 compared to the same quarter in 2012. Net interest income declined approximately $130,000, or 8.69%, for the six months ended June 30, 2013 compared to the same period in 2012. However, the net yield on interest-earning assets improved compared to 2012 primarily as a result of a reduction in the cost of funds because of rate reductions made on the Bank’s deposit products to follow market conditions. Also, the redemption of approximately $8 million in jumbo certificates of deposit in 2012 served to reduce the Bank’s cost of funds as well as the level of investment in lower yielding Federal Funds Sold; thereby, boosting the net yield.

Rate-Volume Analysis of Changes in Net Interest Income
	Three months ended June 30, 2013 compared to 2012			Three months ended June 30, 2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(19)	$(11)	$(30)	$9	$(1)	$8
Investment securities	(36)	(13)	(49)	(18)	(23)	(41)
Interest-bearing deposits with other banks	-	-	-	-	-	-
Federal funds sold	(1)	1	-	(2)	1	(1)
Total Interest-earning assets	(56)	(23)	(79)	(11)	(23)	(34)
Interest paid on:
Demand deposits	(2)	(4)	(6)	2	(10)	(8)
Savings deposits	-	-		-	(1)	(1)
Time deposits	(3)	(5)	(8)	(9)	(10)	(19)
Total interest-bearing liabilities	(5)	(9)	(14)	(7)	(21)	(28)
Net interest income	$(51)	$(14)	$(65)	$18	$(28)	$(6)

	Six months ended June 30, 2013 compared to 2012			Six months ended June 30, 2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(19)	$(42)	$(61)	$(23)	$23	$-
Investment securities	(87)	(12)	(99)	1	(59)	(56)
Interest-bearing deposits with other banks	-	-	-	-	-	-
Federal funds sold	(2)	1	(1)	(1)	3	2
Total Interest-earning assets	(108)	(53)	(161)	(46)	(10)	(56)
Interest paid on:
Demand deposits	(3)	(7)	(10)	5	(17)	12
Savings deposits	-	(1)	(1)	-	(3)	(3)
Time deposits	(9)	(11)	(20)	(12)	(19)	(31)
Total interest-bearing liabilities	(12)	(19)	(31)	(7)	(39)	(46)
Net interest income	(96)	(34)	$(130)	$(39)	$29	$(10)

For the quarter ended June 30, 2013 compared to the same period in 2012, there was a decrease in net interest income of approximately $51,000 due to changes in volume and a decrease of approximately $14,000 due to changes in rate. For the six months ended June 30, 2013 compared to the same period in 2012, there was a decrease in net interest income of approximately $96,000 due to changes in volume and a decrease of approximately $35,000 due to changes in rate.

Average earning assets decreased compared to the same period in 2012; however, the reduction in lower yielding federal funds sold minimized the negative impact on the Bank’s net interest income.   Management’s focus continues to be on building loan volume to enhance net interest income.

Provision for Loan Losses
There was a credit for loan losses of $55,000 for the quarter ended June 30, 2013 compared to a provision of $30,000 for the same quarter in 2012.  The provision for loan losses was a provision of approximately $15,000 for the six months ended June 30, 2013 compared to a provision of $60,000 for the same period in 2012. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. The credit during the quarter relates to the recovery of a previously charged-off loan that resulted in an increase in the allowance for loan losses. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $375,000, or 134.45%, for the quarter ended June 30, 2013 compared to the same quarter in 2012 and increased approximately $376,000, or 79.52%, for the six months ended June 30, 2013 compared to the period in 2012.  The increase is primarily related to a gain on the sale of investment securities.

During the quarter ended June 30, 2013, in conjunction with a bond transaction, the Bank sold securities with a book value totaling approximately $7.4 million, for which a gain of approximately $378,000 was recognized. Proceeds from the sale were reinvested in replacement securities.

Customer service fees improved by approximately $6,000, or 5.81%, for the quarter ended June 30, 2013 compared to 2012 and improved by approximately $9,000, or 4.68%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase is primarily related to a higher level of overdraft fees for several commercial customers.

The Bank serves as agent in the syndication of several credit facilities for national companies.  Loan syndication fees increased by approximately $8,000, or 10.38%, during the quarter and six months ended June 30, 2013 compared to 2012.  This increase is a result of incentive compensation for growth in the Comcast facility from $24 million to $32.3 million.

Noninterest Expense
Salaries and benefits decreased approximately $21,000, or 5.46%, for the quarter ended June 30, 2013 compared to 2012 and decreased approximately $58,000, or 7.13%, for the six months ended June 30, 2013 compared to the same period in 2012.  The reduction resulted from the severance of several personnel in the lending/credit administration area of the Bank as well as 2012 branch staff attrition. However, a business development officer was hired in January 2013 to support the shift to business banking.   In 2013, as required by the Consent Orders, management plans to hire additional experienced personnel to support the Bank’s business development and credit administration function.

Occupancy and equipment expense decreased approximately $2,000, or 0.63%, for the quarter ended June 30, 2013 compared to 2012 and decreased approximately $33,000, or 6.02%, for the six months ended June 30, 2013 compared to the same period in 2012.   The reduction is a result of the sale of the Bank’s former 38th and Lancaster Avenue branch in December 2012 and lower depreciation expense related to fully depreciated equipment. During the quarter ended June 30, 2013, management renegotiated and extended the lease of the Bank’s corporate office located at the Graham Building and related retail space for the relocation of the former 38th and Lancaster branch.  The new lease has a term of 10 years and will result in an annual reduction in lease expense of approximately $11,000.

Marketing and public relations expense was relatively unchanged when compared to the same quarter in 2012 but increased approximately $11,000, or 47.74%, for the six months ended June 30, 2013 compared to the same period in 2012.  In 2013, the Company increased its business banking marketing to support the shift in strategy away from consumer banking.

Professional services expense decreased approximately $1,000, or 1.21%, for the quarter ended June 30, 2013 compared to 2012 and decreased approximately $3,000, or 2.21%, for the six months ended June 30, 2013 compared to the same period in 2012.   In 2012, the Bank incurred increased legal and consulting expenses in conjunction with its Consent Orders.

Data processing expenses decreased approximately $7,000, or 5.64%, for the quarter ended June 30, 2013 compared to 2012 and decreased approximately $13,000, or 6.73%, for the six months ended June 30, 2013 compared to the same period in 2012.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal.  Further reductions will be sought in processing costs associated with other vendors.

Federal deposit insurance assessments increased approximately $11,000 for the quarter ended June 30, 2013 compared to 2012 and increased approximately $47,000 for the six months ended June 30, 2013 compared to the same period in 2012.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The Consent Orders also resulted in an estimated increase of $60,000 in the annual insurance premiums.

Net other real estate expenses increased approximately $57,000, or 85.28%, for the quarter ended June 30, 2013 compared to 2012 and increased approximately $110,000, or 191.21%, for the six months ended June 30, 2013 compared to the same period in 2012.  The increase was the result of net write-downs of other real estate properties totaling approximately $113,000 and $143,000for the quarter and six months ended June 30, 2013, respectively.

Loan and collection expenses increased approximately $6,000, or 17.85%, for the quarter ended June 30, 2013 compared to 2012 and decreased approximately $3,000, or 4.68%, for the quarter ended June 30, 2013 compared to the same period in 2012. The increase during the quarter is related to re-appraisal cost associated with impaired loans while the year-to-date decrease is directly related to a reduction in the level of foreclosure activity compared to the same period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2012, it had identified material weaknesses in its internal control in connection with the identification and assessment of impaired loans and the valuation of certain other real estate owned as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2012 Annual Report, there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of June 30, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting.  Except for remediation efforts to correct the weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, there have been no changes to the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of June 30, 2013, the Bank’s tier one leverage capital ratio was 6.27% and its total risk based capital ratio was 10.60%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5.  Other Information.

None

Item 6. Exhibits.

a)           Exhibits.

Exhibit 10.1 Second Amendment to Lease, dated March 28, 2013, between 30 South 15th Associates L.P. and United Bank of Philadelphia.

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

UNITED BANCSHARES, INC.

Date: August 14, 2013	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2013	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 10.1	Second Amendment to Lease, dated March 28, 2013, between 30 South 15th Associates L.P. and United Bank of Philadelphia.
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.