Form 10-Q
period 2013-09-30
UNITED BANCSHARES INC /PA
filed 2013-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes  X  No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  X   No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer___	Accelerated filer___	Non-accelerated filer__	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes____ No X

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 1, 2013, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of November 1, 2013.

FORM 10-Q

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	September 30, 2013	December 31, 2012
Cash and due from banks	$2,260,991	$2,363,166
Interest-bearing deposits with banks	306,603	306,033
Federal funds sold	6,610,000	7,567,000
Cash and cash equivalents	9,177,594	10,236,199

Investment securities:
Available-for-sale, at fair value	9,878,535	1,027,293
Held-to-maturity, at amortized cost (fair value of $12,485,687
at December 31, 2012)	-	11,895,037

Loans, net of unearned discounts and deferred fees	42,317,856	41,501,555
Less allowance for loan losses	(811,605)	(1,203,942)
Net loans	41,506,251	40,297,613
Bank premises and equipment, net	662,446	562,729
Accrued interest receivable	285,877	309,971
Other real estate owned	481,737	775,407
Intangible assets	2,175	135,733
Prepaid expenses and other assets	350,866	375,524
Total assets	$62,345,481	$65,615,506
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,862,249	$14,324,970
Demand deposits, interest-bearing	15,200,433	15,526,344
Savings deposits	13,121,855	14,239,216
Time deposits, under $100,000	6,781,296	7,243,593
Time deposits, $100,000 and over	8,738,400	9,642,620
Total deposits	58,704,233	60,976,743
Accrued interest payable	14,892	30,500
Accrued expenses and other liabilities	216,211	368,278
Total liabilities	58,935,336	61,375,521

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(11,132,283)	(10,556,078)
Accumulated other comprehensive (loss) income	(219,478)	34,157
Total shareholders’ equity	3,410,145	4,239,985
Total liabilities and shareholders’ equity	$62,345,481	$65,615,506

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)
	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012
Interest income:
Interest and fees on loans	$673,937	$666,685	$1,932,350	$1,986,527
Interest on investment securities	59,822	97,097	213,161	349,568
Interest on federal funds sold	3,621	3,847	11,228	12,777
Interest on time deposits with other banks	174	176	578	524
Total interest income	737,554	767,805	2,157,317	2,349,396

Interest expense:
Interest on time deposits	10,478	18,110	38,012	66,242
Interest on demand deposits	6,507	11,611	21,396	36,738
Interest on savings deposits	1,651	1,760	5,063	5,317
Total interest expense	18,636	31,481	64,471	108,297
Net interest income	718,918	736,323	2,092,846	2,241,099
Provision for loan losses	30,000	61,000	45,137	121,000

Net interest income after provision for loan losses	688,918	675,323	2,047,709	2,120,099

Noninterest income:
Customer service fees	101,370	103,435	303,281	296,326
ATM fee income	56,144	77,545	216,301	238,316
Gain on sale of investment securities	-	-	378,248	-
Loan syndication fees	-	-	88,300	80,000
Gain (loss) on sale of other real estate owned	2,712	(5,968)	(11,168)	(5,968)
Gain on sale of loans	-	69,163	-	69,163
Other income	15,569	15,610	50,375	55,167
Total noninterest income	175,795	259,785	1,025,337	733,004

Noninterest expense:
Salaries, wages and employee benefits	395,598	385,971	1,144,594	1,192,480
Occupancy and equipment	242,853	261,700	750,897	802,297
Office operations and supplies	69,673	81,453	224,481	231,576
Marketing and public relations	22,281	5,186	56,983	28,675
Professional services	115,528	104,666	263,708	256,198
Data processing	114,664	114,602	339,243	352,603
Other real estate expense	17,210	147,051	184,754	204,585
Loan and collection costs	20,083	29,449	78,891	91,142
Deposit insurance assessments	32,000	43,085	106,652	70,509
Other operating	168,182	169,180	499,048	504,979
Total noninterest expense	1,198,072	1,342,344	3,649,251	3,735,044
Net loss before income taxes	(333,359)	(407,236)	$(576,205)	(881,941)
Provision for income taxes	-	-	-	-
Net loss	$(333,359)	$(407,236)	$(576,205)	$(881,941)
Net loss per common share—basic and diluted	$(0.31)	$(0.38)	$(0.54)	$(0.83)
Weighted average number of common shares	1,068,588	1,068,588	1,068,588	1,068,588
Comprehensive loss:
Net loss	$(333,359)	$(407,235)	$(576,205)	$(881,941)
Unrealized losses on available for sale securities	(37,549)	(884)	(253,634)	(1,248)
Total comprehensive loss	$(370,908)	$(408,119)	$(829,839)	$(883,189)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(576,205)	$(881,941)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	45,137	121,000
Loss on sale of other real estate	11,168	5,968
Amortization of premiums on investments	51,985	90,818
Amortization of core deposit intangible	133,558	133,559
Depreciation on fixed assets	118,089	167,930
Gain on sale of loans	-	(69,163)
Gain on sale of investment securities	(378,248)	-
Write-down of other real estate owned	142,506	153,298
Increase in accrued interest receivable and
other assets	48,752	80,745
Decrease in accrued interest payable and
other liabilities	(167,675)	(124,481)
Net cash used in operating activities	(570,933)	(322,267)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	-	(4,860,337)
Purchase of available-for-sale investment securities	(7,699,797)	-
Proceeds from sale of available-for-sale investment securities	7,731,845	-
Proceeds from maturity and principal reductions of
available-for-sale investment securities	3,084,375	188,107
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	-	9,583,837
Proceeds from the sale of other real estate owned	139,996	22,832
Proceeds from sale of loans	-	637,621
Net (increase) decrease in loans	(1,253,775)	66,285
Purchase of bank premises and equipment	(217,806)	(32,190)
Net cash provided by investing activities	1,784,838	5,606,155

Cash flows from financing activities:
Net decrease in deposits	(2,272,510)	(8,078,056)
Net cash used in financing activities	(2,272,510)	(8,078,510)
Net decrease in cash and cash equivalents	(1,058,605)	(2,794,168)
Cash and cash equivalents at beginning of period	10,236,199	14,497,329
Cash and cash equivalents at end of period	$9,177,594	$11,703,161
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80,079	$140,121
Noncash transfer of investment securities from held-to-maturity to available-for sale	$11,895,037	$-
Noncash transfer of loans to other real estate owned	$-	$74,800
Noncash transfer of bank premises to assets held for sale	$-	$356,758

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2013 and December 31, 2012 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2013 and 2012.

Management’s Use of Estimates
The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets, the carrying value of other real estate owned, and the determination of other than temporary impairment for securities

Commitments
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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, would be recognized in income tax expense in the consolidated statements of operations.

2. Net Loss Per Share
The calculation of net loss per share follows:
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Basic:
Net loss available to common shareholders	$(333,359)	$(407,236)	$(576,205)	$(881,941)
Average common shares outstanding-basic	1,068,588	1,068,588	1,068,588	1,068,588
Net loss per share-basic	$(0.31)	$(0.38)	$(0.54)	$(0.83)
Diluted:
Average common shares-diluted	1,068,588	1,068,588	1,068,588	1,068,588
Net loss per share-diluted	$(0.31)	$(0.38)	$(0.54)	$(0.83)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in other comprehensive income(loss):

(in 000’s)	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Beginning Balance	$(188)	$39	$34	$39
Other comprehensive loss before reclassifications-- Unrealized losses on available for sale securities	(31)	(1)	(287)	(1)
Amounts reclassified from accumulated other comprehensive income to net income—Gain on sale of investment securities	-	-	34	-
Ending balance	$(219)	$38	$(219)	$38

4. New Authoritative Accounting Guidance

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

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in ASU 2013-11 include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is currently evaluating the impact of these amendments.

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(216)	$3,881
Government Sponsored Enterprises residential mortgage-backed securities	5,980	38	(149)	5,869
Investments in money market funds	129	-	-	129
	10,206	$38	$(365)	$9,879

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$847	$51	$-	$898
Investments in money market funds	129	-	-	129
	$976	$51	$-	$1,027

Held-to-maturity:
U.S. Government agency securities	$3,605	$159	$(4)	$3,760
Government Sponsored Enterprises residential mortgage-backed securities	8,290	437	(1)	8,726
	$11,895	$596	$(5)	$12,486

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of September 30, 2013, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	3,881
Government Sponsored Enterprises residential mortgage-backed securities	5,980	5,869
Total debt securities	10,077	9,750
Investments in money market funds	129	129
	$10,206	$9,879

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013:
	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	value	losses	value	losses

U.S. Government
agency securities	15	$3,881	$(216)	$-	$-	$3,881	$ (216)

Government Sponsored Enterprises residential mortgage-backed securities	20	4,479	(149)	-	-	4,479	(149)
Total temporarily
Impaired investment
securities	35	$8,359	$ (365)	$-	$-	$8,360	$(365)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012:
	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	value	losses	value	losses

U.S. Government
agency securities	3	$746	$(4)	$-	$-	$746	$(4)

Government Sponsored Enterprises residential mortgage-backed securities	2	$253	$(1)	$-	$-	$253	$(1)
Total temporarily
Impaired investment
securities	5	$999	$(5)	$-	$-	$999	$(5)

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

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:
(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial and industrial	$3,077	$3,734
Commercial real estate	33,672	31,381
Consumer real estate	3,978	4,619
Consumer loans other	1,591	1,768
Total loans	$42,318	$41,502

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

All of these factors may be susceptible to significant change.  There were no changes in qualitative factors during the nine months ended September 30, 2012.  In addition, the average historical loss factor for commercial and industrial loans increased as a result of a $340,000 charge-off during the first quarter of 2013. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.
(in 000's)	For the Three months ended September 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$446	$288	$44	$-	$778
Provision (credit) for loan losses	(40)	65	5	-	30

Charge-offs	-	-	-	(1)	(1)
Recoveries	1	-	3	1	5
Net recoveries	1	-	3	-	4

Ending balance	$407	$353	$52	$-	$812

(in 000's)	For the Three months ended September 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$496	$367	$43	$-	$906
Provision for loan losses	63	(6)	1	3	61

Charge-offs	(56)	-	(43)	(7)	(106)
Recoveries	-	3	1	4	8
Net (charge-offs) recoveries	(56)	3	(42)	(3)	(98)

Ending balance	$503	$364	$2	$-	$869

(in 000’s)	For the Nine months ended September 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	37	(33)	40	1	45

Charge-offs	(524)	-	-	(5)	(529)
Recoveries	3	78	7	4	92
Net (charge-offs) recoveries	(521)	78	7	(1)	(437)

Ending balance	$407	$353	$52	$-	$812

(in 000's)	For the Nine months ended September 30, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for loan losses	172	(56)	-	5	121

Charge-offs	(56)	-	(80)	(16)	(152)
Recoveries	-	8	14	11	33
Net (charge-offs) recoveries	(56)	8	(66)	(5)	(119)

Ending balance	$503	$364	$2	$-	$869

(in 000's)	September 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$347	$-	$-	$-	$347
Loans collectively evaluated for impairment	60	353	52	-	465
	$407	$353	$52	$-	$812

Loans, ending balance:
Loans individually evaluated for impairment	$500	$1,435	$-	$-	$1,935
Loans collectively evaluated for impairment	2,577	32,237	3,978	1,591	40,383
Total	$3,077	$33,672	$3,978	$1,591	$42,318

(in 000's)	December 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$843	$-	$-	$-	$843
Loans collectively evaluated for impairment	48	308	5	-	361
	$891	$308	$5	$-	$1,204

Loans, ending balance:
Loans indivdually evaluated for impairment	$1,021	$1,323	$-	$-	$2,344
Loans collectively evaluated for impairment	2,713	30,058	4,619	1,768	39,158
Total	$3,734	$31,381	$4,619	$1,768	$41,502

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of September 30, 2013 is as follows:
		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$3	$-	$451	$454	$602	$1,056
SBA loans	-	-	-	-	115	115
Asset-based	-	-	-	-	1,906	1,906
Total Commercial and industrial	3	-	451	454	2,623	3,077

Commercial real estate:
Commercial mortgages	705	-	632	1,337	16,315	17,652
SBA loans	171	-	160	331	270	601
Construction	-	-	-	-	2,550	2,550
Religious organizations	-	-	642	642	12,227	12,869
Total Commercial real estate	876	-	1,434	2,310	31,362	33,672

Consumer real estate:
Home equity loans	331	-	122	453	892	1,345
Home equity lines of credit	-	-	-	-	25	25
1-4 family residential mortgages	54	-	242	296	2,312	2,608
Total consumer real estate	385	-	364	749	3,229	3,978

Total real estate	1,261	-	1,798	3,059	34,591	37,650

Consumer and other:
Consumer installment	-	-	-	-	19	19
Student loans	83	118	-	201	1,215	1,416
Other	5	-	-	5	151	156
Total consumer and other	88	118	-	206	1,385	1,591

Total loans	$1,352	$118	$2,249	$3,719	$38,599	$42,318

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 is as follows:
		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$15	$-	$873	888	$574	$1,462
SBA loans	-	-	-	-	125	125
Asset-based	83	-	99	182	1,965	2,147
Total Commercial and industrial	98	-	972	1,070	2,664	3,734

Commercial real estate:
Commercial mortgages	306	-	649	955	13,765	14,720
SBA loans	-	-	-	-	621	621
Construction	-	-	-	-	3,398	3,398
Religious organizations	-	-	674	674	11,968	12,642
Total Commercial real estate	306	-	1,323	1,629	29,752	31,381

Consumer real estate:
Home equity loans	274	44	63	381	1,072	1,453
Home equity lines of credit	-	26	-	26	-	26
1-4 family residential mortgages	69	-	226	295	2,845	3,140
Total consumer real estate	343	70	289	702	3,917	4,619

Total real estate	649	70	1,612	2,331	33,669	36,000

Consumer and other:
Consumer installment	-	-	-	-	30	30
Student loans	87	141	-	228	1,360	1,588
Other	5	-	-	5	145	150
Total consumer and other	92	141	-	233	1,535	1,768

Total loans	$839	$211	$2,584	$3,634	$37,867	$41,502

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans September 30, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$132	$220	$4	$57	$393	$1,056
SBA loans	-	23	-	43	49	-	115
Asset-based	-	1,733	125	48	-	-	1,906
	250	1,888	345	95	106	393	3,077
Commercial real estate:
Commercial mortgages	-	15,552	1,359	-	652	89	17,652
SBA Loans	-	440	-	-	161	-	601
Construction	-	2,550	-	-	-	-	2,550
Religious organizations	-	9,152	2,298	777	642	-	12,869
	-	27,694	3,657	777	1,455	89	33,672

Total commercial loans	$250	$29,582	$4,002	$873	$1,417	$482	$36,749

	Residential Mortgage and Consumer Loans September 30, 2013
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,223	$122	$1,345
Home equity line of credit	25	-	25
1-4 family residential mortgages	2,366	242	2,608
	3,614	364	3,978

Consumer Other:
Consumer Installment	19	-	19
Student loans	1,416	-	1,416
Other	156	-	156
	1,591	--	1,591

Total consumer loans	$5,205	$364	$5,569

Total loans				$42,318

(In 000's)	Commercial Loans, December 31, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$104	$15	$220	$480	$393	$1,462
SBA loans	-	27	-	49	49	-	125
Asset-based	-	1,869	125	54	99	-	2,147
	250	2,000	140	323	628	393	3,734
Commercial real estate:
Commercial mortgages	-	12,678	1,322	-	403	317	14,721
SBA Loans	-	621	-	-	-	-	621
Construction	-	2,767	-	-	631	-	3,398
Religious organizations	-	8,183	3,623	162	674	-	12,642
	-	24,349	4,945	162	1,708	317	31,381

Total commercial loans	$250	$26,249	$5,085	$485	$2,336	$710	$33,115

	Residential Mortgage and Consumer Loans December 31, 2012

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,390	$63	$1,453
Home equity line of credit	26	-	26
1-4 family residential mortgages	2,914	226	3,140
	4,330	289	4,619

Consumer Other:
Consumer Installment	30	-	30
Student loans	1,588	-	1,588
Other	150	-	150
	1,768	-	1,768

Total consumer loans	$6,098	$289	$6,387

Total loans				$41,502

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the three and nine months ended September 30, 2013 and 2012, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of September 30, 2013 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$451	$52	$399	$451	$298
SBA loans	49	-	49	49	49
Total commercial and industrial	500	52	448	500	347

Commercial real estate:	632	632	-	632	-
Commercial mortgages	161	161	-	161	-
Religious organizations	642	642	-	642	-
Total commercial real estate	1,435	1,435	-	1,435	-

Total loans	$1,935	$1,487	$448	$1,935	$347

Impaired loans as of December 31, 2012 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$873	$78	$795	$873	$695
SBA loans	49	-	49	49	49
Asset-based	99	-	99	99	99
Total commercial and industrial	1,021	78	943	1,021	843

Commercial real estate:
Commercial mortgages	649	649	-	649	-
Religious organizations	674	674	-	674	-
Total commercial real estate	1,323	1,323	-	1,323	-

Total loans	$2,344	$1,401	$943	$2,344	$843

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Three Months Ended
(In 000's)	September 30, 2013		September 30, 2012
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$467	$-	$479	$1
SBA loans	49	-	50	1
Asset-based	-	-	137	-
Total commercial and industrial	516	-	666	2

Commercial real estate:
Commercial mortgages	559	-	679	-
SBA loans	161	2	-	-
Religious organizations	646	-	389	-
Total commercial real estate	$1,366	2	1,068	-

Total loans	$1,882	$2	$1,734	$2

	Nine Months Ended		Nine Months Ended
(In 000's)	September 30, 2013		September 30, 2012
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	loans	Investment	loans

Commercial and industrial:
Commercial	$573	$-	$481	$1
SBA loans	49	1	22	2
Asset-based	66	-	125	-
Total commercial and industrial	688	1	628	3

Commercial real estate:
Commercial mortgages	638	-	673	-
SBA loans	36	2	-	-
Religious organizations	625	-	400	-
Total commercial real estate	1,299	2	1,073	-

Total loans	$1,987	$3	$1,701	$3

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2013 and December 31, 2012.

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

Activity in other real estate owned for the periods was as follows:

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Beginning balance	$527	$1,333	$775	$1,284
Additions, transfers from loans	-	-	-	75
Proceeds from sales	(48)	(28)	(140)	(23)
	479	1,305	635	1,336
Write-downs and net gains (losses) on sales	3	(128)	(153)	(159)
Ending Balance	$482	$1,177	$482	$1,177

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2013	December 31, 2012
Commercial real estate	$206	$206
Residential real estate	276	569
Total	$482	$775

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Insurance	$3	$5	$13	$22
Professional fees	-	-	-	3
Real estate taxes	6	11	17	47
Utilities	1	3	3	20
Other	7	-	-	3
Transfer-in write-up	-	1	8	(43)
Impairment charges (net)	-	127	144	153
Total	$17	$147	$185	$205

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,881	$-	$3,881	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,869	-	5,869	-
Money Market Funds	129	129	-	-
Total	$9,879	$129	$9,750	$-

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$898	$-	$898	$-
Money Market Funds	129	129	-	-
Total	$1,027	$129	$898	$-

The fair value of the Bank’s AFS securities portfolio was approximately $9,879,000 and $1,027,000 at September 30, 2013, and December 31, 2012, respectively.  In May 2013, the Bank transferred its investment securities held-to-maturity to available-for-sale.  At September 30, 2013, approximately 59% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,869,000.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The majority of the AFS securities were classified as level 2 assets at September 30, 2013.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended September 30, 2013 and year ended December 31, 2012.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2013 and year ended December 31, 2012.

 Carrying Value at September 30, 2013:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended
Impaired loans	$1,588	$-	$-	$1,588	$-
Other real estate owned (“OREO”)	482	-	-	482	-

Carrying Value at December 31, 2012:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,501	$-	$-	$1,501	$(843)
Other real estate owned (“OREO”)	775	-	-	775	(233)

The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition. The valuation allowance for impaired loans at September 30, 2013 was approximately $ 347,000.  The valuation allowance for impaired loans at December 31, 2012 was approximately $843,000.

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

The fair value of assets and liabilities are depicted below:

		September 30, 2013		December 31, 2012
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$9,178	$9,178	$10,236	$10,236
Available for sale securities	(1)	9,879	9,879	1,027	1,027
Held to maturity securities	Level 2	-	-	11,895	12,486
Loans, net of allowance for loan losses	(2)	41,506	41,459	40,298	40,325
Accrued interest receivable	Level 2	286	286	310	310
Liabilities:
Demand deposits	Level 2	30,063	30,063	29,851	29,851
Savings deposits	Level 2	13,122	13,122	14,239	14,239
Time deposits	Level 2	15,520	15,523	16,886	16,902
Accrued interest payable	Level 2	15	15	31	31
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
Board participation improved with attendance at board and committee meetings.

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

As of September 30, 2013 and December 31, 2012, the Bank’s tier one leverage capital ratio was 5.83% and 6.00%, respectively, and its total risk based capital ratio was 10.09% and 11.16%, respectively.   Year-to-date losses continue to eerode capital.  Also, the total risk based capital ratio decreased because of an increase in loans that carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

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

Overview

The Company reported a net loss of approximately $333,000 ($0.31 per common share) for the quarter ended September 30, 2013 compared to a net loss of approximately $407,000 ($0.38 per common share) for the same quarter in 2012. The Company reported a net loss of approximately $576,000 ($0.54 per common share) for the nine months ended September 30, 2013 compared to a net loss of approximately $882,000 ($0.83 per common share) for the same period in 2012. Although there has been a modest reduction in noninterest expenses, operating losses continue as a result of a decline in the Bank’s net interest margin and average earning assets. Management remains committed to further improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  As of September 30, 2013 and December 31, 2012, the Bank’s tier one leverage capital ratio was 5.83% and 6.00%, respectively, and its total risk based capital ratio was 10.09% and 11.16%, respectively.   The Bank’s year-to-date operating losses have resulted in the erosion of capital.  The total risk based capital ratio also declined because of an increase in loans that carry a higher risk weight than cash or investments.  A concentrated effort is being made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. . Refer to the Earnings Enhancement discussion below.
•	External equity investments—an investment banker has been engaged to assist the Bank in developing a strategy and offering memorandum to generate external capital investment.

Manage asset quality to minimize credit losses and reduce collection costs.  Asset quality trends improved during the quarter ended September 30, 2013 with a decrease in the level of delinquencies and classified loans.  While some progress has been made in the Bank’s underwriting and customer relationship management practices, additional efforts are necessary to ensure continued improvement in asset quality trends. Proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits.  In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to reduce the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management recognizes the challenges it continues to face in achieving core profitability.  Specifically, the Bank will utilize a strategy of increased SBA loan origination and sell the guaranteed portion in the secondary market for a gain.   There is a growing pipeline of SBA loans that are expected to close during the quarter ended December 31, 2013.  Although several SBA loans were projected to close during the quarter ended September 30, 2013, there were processing delays that pushed approvals and funding of these loans back by several weeks.

Although some improvement has been made compared to 2012, the Bank’s noninterest expense remains somewhat elevated.  The sale of a bank-owned branch in December 2012 resulted in reduced occupancy expense.  However, unlike other similar-sized community banks, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Further savings and efficiencies, where possible, include the following:

1.
Review and re-negotiation of significant contracts (i.e. data processing, credit card, EFT services, etc.)-The Bank’s EFT contract expires in August 2014.  Early termination/re-negotiation may be sought to achieve cost reduction.

2.
Sale and/or other disposition of other real estate properties to reduce carrying costs— The Bank is gradually reducing the level of other real estate.  Sales for the nine months ended September 30, 2013 totaled approximately $140,000.

The amortization of the Bank’s core deposit intangible related to a premium paid for a branch acquisition will be complete in October 2013.  The completion of this amortization will reduce the Bank’s noninterest expense by $180,000 annually beginning in 2014.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2013	Quarter ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Statement of operations information:
Net interest income	$719	$736	$2,093	$2,241
Provision for loan losses	30	61	45	121
Noninterest income	176	260	1,025	733
Noninterest expense	1,198	1,342	3,649	3,735
Net loss	(333)	(407)	(576)	(882)
Net loss per share-basic and diluted	(0.31)	(0.38)	(0.54)	(0.83)

Balance Sheet information:	September 30, 2013	December 31, 2012
Total assets	$62,345	$65,616
Loans, net	$41,506	$40,298
Investment securities	$9,879	$12,922
Deposits	$58,704	$60,977
Shareholders' equity	$3,410	$4,240

Ratios*:	Quarter ended September 30, 2013	Quarter ended September 30, 2012
Return on assets	(2.14)%	(2.39)%
Return on equity	(39.05)%	(37.27)%
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $1,263,000, or 2.17% during the quarter ended September 30, 2013 compared to the quarter ended June 30, 2013. Average funding sources increased approximately $291,000, or 0.50%, during the quarter ended September 30, 2013 compared to the quarter ended June 30, 2013.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)	September 30, 2013			June 30, 2013
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$42,223	$1,095	2.66%	$41,128
Investment Securities	10,117	(538)	5.05	10,655
Federal funds sold	6,946	705	11.30	6,241
Balances with other banks	307	1	0.33	306
Total uses	$59,593	$1,263	2.17%	$58,330
Funding sources:
Demand deposits
Noninterest-bearing	$14,523	$(505)	(3.36)%	$15,028
Interest-bearing	14,574	1,599	12.32	12,975
Savings deposits	13,283	(352)	(2.58)	13,635
Time deposits	15,802	(451)	(2.77)	16,253
Total sources	$58,182	$291	0.50%	$57,891

Loans
Average loans increased by approximately $1,095,000, or 2.66%, during the quarter ended September 30, 2013. The Bank’s commercial loan pipeline continues to grow as a result of the adoption of a business banking focus, specifically targeting SBA loans.  This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.   The Bank funded more than $7.5 million commercial loans year-to date—more than half of which were funded in the current quarter and the latter part of the prior quarter; however, commercial loan payoffs totaled approximately $4.2 million year-to-date as a result of the conversion of several construction loans to permanent financing as well as increased market competition from money center banks in the region for quality performing loans.  Also, the Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $33.7 million, or 79.6%, of total loans at September 30, 2013 of which approximately $17.2 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2013 were approximately $12.9 million, or 38%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current economic conditions that could negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2013	2012

Commercial and industrial:
Commercial	$1,056	$1,462
SBA loans	115	125
Asset-based	1,906	2,147
Total commercial and industrial	3,077	3,734

Commercial real estate:

Commercial mortgages	17,652	14,720
SBA loans	601	621
Construction	2,550	3,398
Religious organizations	12,869	12,642
Total commercial real estate	33,672	31,381

Consumer real estate:
Home equity loans	1,345	1,453
Home equity lines of credit	25	26
1-4 family residential mortgages	2,608	3,140
Total consumer real estate	3,978	4,619

Total real estate	37,363	36,000

Consumer and other:
Consumer installment	19	30
Student loans	1,416	1,588
Other	156	150
Total consumer and other	1,591	1,768

Loans, net	$42,318	$41,502

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.93% at September 30, 2013 compared to 2.90% at December 31, 2012.  The reduction is related to charge-off of three impaired loans totaling approximately $524,000 in 2013 for which specific reserves were previously allocated.  In June 2013, the Bank recovered approximately $75,000 related to one previously charged-off commercial real estate loan.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,935,000 at September 30, 2013 compared to $2,344,000 at December 31, 2012. The valuation allowance associated with impaired loans was approximately $347,000 and $843,000, at September 30, 2013 and December 31, 2012, respectively. The decrease in impaired loans and the related valuation allowance is attributable to the charge-off of three commercial and industrial loans.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2013 and December 31, 2012, loans to religious organizations represented approximately $642,000 and $674,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans decreased from 46.59% at December 31, 2012 to 36.10% at September 30, 2013 primarily as a result of charge-off activity; however, approximately 80% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.   In addition, the level of nonperforming loans to total loans improved from 6.23% at December 31, 2012 to 5.37% at September 30, 2013.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2013	December 31, 2012
Commercial and industrial:
Commercial	$451	$873
Asset-based	-	99
Total commercial and industrial	451	972

Commercial real estate:
Commercial mortgages	632	649
SBA loans	160	-
Religious organizations	642	674
Total commercial real estate	1,434	1,323

Consumer real estate:
Home equity loans	122	63
1-4 family residential mortgages	242	226
Total consumer real estate	364	289

Total real estate	1,798	1,612

Total nonperforming loans	$2,249	$2,584
OREO	482	775
Total nonperforming assets	2,731	$3,359

Nonperforming loans to total loans	5.37%	6.23%
Nonperforming assets to total loans and OREO	6.45%	8.12%
Nonperforming assets to total assets	4.38%	5.10%

Allowance for loan losses as a percentage of:
Total Loans	1.93%	2.90%
Total nonperforming loans	36.10%	46.59%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2013	December 31, 2012
Consumer real estate:
Home equity loans	$-	$70
Total consumer real estate	-	70

Consumer and other:
Student loans	118	141
Total consumer and other	118	141

Total	$118	$211

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $538,000, or 5.05%, during the quarter ended September 30, 2013. The decrease was primarily related to monthly paydown activity in the mortgage-backed security portfolio.

The yield on the investment portfolio declined to 2.37% at September 30, 2013 compared to 2.84% at December 31, 2012 as a result of an investment transaction during the quarter ended June 30, 2013 that resulted in the sale of higher yielding bonds to generate gains that were used to augment capital.  The duration of the portfolio has extended to 4.4 years at September 30, 2013 compared to 3.2 years at December 31, 2012 also as a result of this transaction that included the purchase of replacement securities of 7-10 year callable agency securities as well as 15 and 20 year government sponsored enterprises (GSE) mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Amortizing GSE mortgage-backed securities approximate 59% of the portfolio. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended September 30, 2013, average deposits increased approximately $291,000, or 0.50%, concentrated in the category of interest-bearing demand deposits that increased approximately $1.6 million, or 12.30%.   In August 2013, several subsidiaries of a local corporation deposited approximately $1 million.  As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits.   Average savings deposits declined by approximately $352,000, or 2.58%, as a result of a customer in the construction industry that maintained reserve funds that were utilized at project completion.

Certificates of deposit declined on average by approximately $451,000, or 2.77%, as the result of the non-renewal of several corporate deposits for which higher rates were being sought.  In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

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

	September 30, 2013	December 31, 2012
Commitments to extend credit	$9,925,000	$9,484,000
Standby letters of credit	1,098,000	1,173,000

The level of commitments at September 30, 2013 increased as a result of the approval of several construction loans/lines of credit.  More than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2013, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $9.2 million, or 14.72% of total assets, compared to $10.2 million, or 15.60%, at December 31, 2012. Increased loan activity is the primary reason for the reduction in liquidity.  Although reduced, liquidity levels remain strong and above policy limits.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $12.2 million in loans are scheduled to mature within one year.

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

At September 30, 2013, a positive gap position is maintained on a cumulative basis through 1 year of 9.21% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents a decline from the December 31, 2012 positive gap position of 11.62%. This decrease resulted from the reduction in Federal Funds Sold created by a decline in deposit balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2013, the change in the market value of equity in a +200 basis point interest rate change is -45.00%, in excess of the policy limit of 25%, and -70.7% in a +400 basis point interest rate change, in excess of the policy limit of -50%.  The exception to policy is primarily related to the 2013 bond transaction for which longer term fixed rate bonds and mortgage-backed securities were purchased that decline in value when interest rates rise.  The analysis is prepared on a static basis however, because more than 50% of the portfolio includes amortizing securities, market risk should gradually decline as cashflows are reinvested in the current market.  Also, management will continue to mitigate this risk by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at September 30, 2013.

Capital Resources
Total shareholders' equity decreased approximately $830,000 compared to December 31, 2012 as a result of the net loss of approximately $576,000 during the nine months ended September 30, 2013 and other comprehensive loss of approximately $254,000 related to an unrealized loss on the securities classified as available-for-sale.  The other comprehensive loss is not a component of Tier 1 capital.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment.  The Bank will seek to raise additional equity investments to comply with its regulatory order.

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

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

(In 000’s)	Actual	For capital Adequacy purposes	To be well capitalized under Prompt corrective actions provisions
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,131	10.09%	$3,274	8.00%	N/A
Bank	4,131	10.09%	3,274	8.00%	4,092	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,616	8.84%	1,637	4.00%	N/A
Bank	3,616	8.84%	1,637	4.00%	2,455	6.00%
Tier I capital to average assets:
Consolidated	3,616	5.83%	2,481	4.00%	N/A
Bank	3,616	5.83%	2,481	4.00%	3,101	5.00%

(In 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,584	11.16%	$3,287	8.00%	N/A
Bank	4,584	11.16%	3,287	8.00%	$4,109	10.00%
Tier I capital to risk-weighted assets:
Consolidated	4,070	9.91%	1,644	4.00%	N/A
Bank	4,070	9.91%	1,644	4.00%	$2,465	6.00%
Tier I capital to average assets:
Consolidated	4,070	6.00%	2,715	4.00%	N/A
Bank	4,070	6.00%	2,715	4.00%	$3,394	5.00%

Results of Operations

Summary
The Company reported a net loss of approximately $333,000 ($0.31 per common share) for the quarter ended September 30, 2013 compared to a net loss of approximately $407,000 ($0.38 per common share) for the same quarter in 2012. The Company reported a net loss of approximately $576,000 ($0.54 per common share) for the nine months ended September 30, 2013 compared to a net loss of approximately $882,000 ($0.83 per common share) for the same period in 2012. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended September 30, 2013			Three months ended September 30, 2012
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,223	$674	6.39%	$42,012	$666	6.35%
Investment securities	10,117	60	2.37	13,711	97	2.83
Federal funds sold	6,946	4	0.23	8,544	4	0.19
Interest bearing balances with other banks	307	-	-	306	1	1.31
Total interest-earning assets	59,593	738	4.95	64,573	768	4.75
Interest-bearing liabilities
Demand deposits	14,574	7	0.19	16,236	12	0.30
Savings deposits	13,283	2	0.06	14,152	2	0.06
Time deposits	15,802	10	0.25	17,320	18	0.42
Total interest-bearing liabilities	43,659	19	0.17	47,708	32	0.26
Net interest income		$719			$736
Net yield on interest-earning assets			4.83%			4.56%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,630	$1,932	6.19%	$41,964	$1,986	6.31%
Investment securities	11,327	213	2.51	16,201	349	2.87
Federal funds sold	7,228	11	0.20	8,789	13	0.20
Interest bearing balances with other banks	307	1	0.43	305	1	0.44
Total interest-earning assets	60,492	2,157	4.75	67,259	2,349	4.66
Interest-bearing liabilities
Demand deposits	14,266	21	0.20	16,359	37	0.30
Savings deposits	13,725	5	0.05	14,477	5	0.05
Time deposits	16,223	38	0.31	21,660	66	0.41
Total interest-bearing liabilities	44,214	64	0.19	52,496	108	0.27
Net interest income		$2,093			$2,241
Net yield on interest-earning assets			4.61%			4.44%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $17,000, or 2.30%, for the quarter ended September 30, 2013 compared to the same quarter in 2012. Net interest income declined approximately $148,000, or 6.60%, for the nine months ended September 30, 2013 compared to the same period in 2012. However, the net yield on interest-earning assets improved compared to 2012 primarily as a result of a reduction in the cost of funds because of rate reductions made on the Bank’s deposit products to follow market conditions. Also, the redemption of approximately $8 million in jumbo certificates of deposit in 2012 served to reduce the Bank’s cost of funds as well as the level of investment in lower yielding Federal Funds Sold; thereby, boosting the net yield.

Rate-Volume Analysis of Changes in Net Interest Income
	Three months ended September 30, 2013 compared to 2012			Three months ended September 30, 2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$3	$4	$8	$7	$5	$12
Investment securities	(27)	(10)	(37)	(50)	(9)	(59)
Federal funds sold	(1)	1	-	(2)	(-)	(2)
Total Interest-earning assets	(25)	(5)	(30)	(46)	(5)	(51)
Interest paid on:
Demand deposits	(1)	(4)	(5)	(2)	(6)	(8)
Savings deposits	-	-	-	-	(1)	(1)
Time deposits	(2)	(6)	(8)	(11)	(8)	(19)
Total interest-bearing liabilities	(3)	(10)	(13)	(13)	(15)	(28)
Net interest income	$(22)	$5	$(17)	$(33)	$10	$(23)

	Nine months ended September 30, 2013 compared to 2012			Nine months ended September 30, 2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(16)	$(38)	$(54)	$(16)	$28	$12
Investment securities	(115)	(21)	(136)	(52)	(63)	(115)
Federal funds sold	(2)	-	(2)	(2)	2	2
Total Interest-earning assets	(133)	(59)	(192)	(72)	(34)	(106)
Interest paid on:
Demand deposits	(6)	(9)	(15)	3	(24)	(21)
Savings deposits	-	-	-	-	(4)	(4)
Time deposits	(11)	(17)	(28)	(18)	(31)	(49)
Total interest-bearing liabilities	(17)	(26)	(43)	(15)	(59)	(74)
Net interest income	$(116)	$(34)	(149)	$(57)	$25	$(32)

For the quarter ended September 30, 2013 compared to the same period in 2012, there was a decrease in net interest income of approximately $22,000 due to changes in volume offset by an increase of approximately $5,000 due to changes in rate. The decrease in 2013 is primarily related to a reduction in the volume of investment securities as the level of investable funds declined because of significant deposit attrition in 2012 related to the Bank’s regulatory Orders. To enhance net interest income, management’s focus will be on building loan volume and managing its cost of funds as it grows its core deposits.

For the nine months ended September 30, 2013 compared to the same period in 2012, there was a decrease in net interest income of approximately $116,000 due to changes in volume and decrease of approximately $33,000 due to changes in rate. The average balance in investment securities declined as a result of a reduction in deposit levels during 2012; thereby, reducing the level of investable funds.

Provision for Loan Losses
There was a provision for loan losses of $30,000 for the quarter ended September 30, 2013 compared to a provision of $61,000 for the same quarter in 2012.  There was a provision for loan losses of approximately $45,000 for the nine months ended September 30, 2013 compared to a provision of $121,000 for the same period in 2012. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. The reduction in 2013 provisions primarily relates to the recovery of a previously charged-off loan that resulted in an increase in the allowance for loan losses. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased approximately $84,000, or 32.33%, for the quarter ended September 30, 2013 compared to the same quarter in 2012.  The results for the quarter in 2012 include a net gain of approximately $69,000 on the sale of the guaranteed portion of a SBA loan.

Noninterest income increased approximately $292,000, or 39.88%, for the nine months ended September 30, 2013 compared to the period in 2012.  During the quarter ended June 30, 2013, in conjunction with a bond transaction, the Bank sold securities with a book value totaling approximately $7.4 million, for which a gain of approximately $378,000 was recognized. Proceeds from the sale were reinvested in replacement securities.

Customer service fees declined by approximately $2,000, or 2.00%, for the quarter ended September 30, 2013 compared to 2012 but improved by approximately $7,000, or 2.35%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase is primarily related to a higher level of overdraft fees for several commercial customers.

ATM activity fees declined by approximately $21,000, or 27.60%, for the quarter ended September 30, 2013 compared to the same period in 2012 and declined approximately $22,000, or 9.24%, for the nine months ended September 30, 2013 compared to the same period in 2012.  The decline is related to the expiration and non-renewal of the Bank’s ATM contract with Rite Aid that resulted in the removal of ATMs from stores in July 2013. The Bank is actively seeking to place machines in other high volume locations.

The Bank serves as agent in the syndication of several credit facilities for national companies.  Loan syndication fees increased by approximately $8,000, or 10.38%, during the nine months ended September 30, 2013 compared to 2012.  This increase is a result of incentive compensation for growth in the Comcast facility from $24 million to $32.3 million.

Noninterest Expense
Salaries and benefits increased approximately $10,000, or 2.49%, for the quarter ended September 30, 2013 compared to 2012 but decreased approximately $48,000, or 4.02%, for the nine months ended September 30, 2013 compared to the same period in 2012.  The reduction resulted from the severance of several personnel in the lending/credit administration area of the Bank as well as 2012 branch staff attrition. However, a business development officer was hired in January 2013 to support the shift to business banking.   In addition, in August 2013, as required by the Consent Orders, a senior lending officer was hired to support the Bank’s business development and credit administration function.

Occupancy and equipment expense decreased approximately $19,000, or 7.20%, for the quarter ended September 30, 2013 compared to 2012 and decreased approximately $51,000, or 6.41%, for the nine months ended September 30, 2013 compared to the same period in 2012.   The reduction is a result of the sale of the Bank’s former 38th and Lancaster Avenue branch in December 2012 and lower depreciation expense related to fully depreciated equipment. During the quarter ended June 30, 2013, management renegotiated and extended the lease of the Bank’s corporate office located at the Graham Building and related retail space for the relocation of the former 38th and Lancaster branch.  The new lease has a term of 10 years and will result in an annual reduction in lease expense of approximately $11,000.

Marketing and public relations expense increased approximately $17,000, or 329.64%, for the quarter ended September 30, 2013 compared to 2012 and increased approximately $28,000, or 98.72%, for the nine months ended September 30, 2013 compared to the same period in 2012.  In 2013, the Company increased its business banking marketing to support the shift in strategy away from consumer banking.

Professional services expense increased approximately $11,000, or 10.38%, for the quarter ended September 30, 2013 compared to 2012 and increased approximately $8,000, or 2.93%, for the nine months ended September 30, 2013 compared to the same period in 2012.   In 2013, the Bank incurred approximately $25,000 in executive search consulting fees in conjunction with the hiring of a senior lending officer in August 2013.

Data processing expenses were relatively unchanged for the quarter ended September 30, 2013 compared to 2012 but decreased approximately $13,000, or 3.79%, for the nine months ended September 30, 2013 compared to the same period in 2012.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal.  Further reductions will be sought in processing costs associated with other vendors.

Federal deposit insurance assessments decreased approximately $11,000 for the quarter ended September 30, 2013 compared to 2012 and increased approximately $36,000 for the nine months ended September 30, 2013 compared to the same period in 2012.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The decrease for the quarter is primarily related to the reduction in the Bank’s total assets.

Net other real estate expenses declined approximately $130,000, or 88.30%, for the quarter ended September 30, 2013 compared to 2012 and decreased approximately $20,000, or 9.69%, for the nine months ended September 30, 2013 compared to the same period in 2012.  The decrease was primarily the result of a reduction in the net write-downs of other real estate properties because of property sales and value stabilization.

Loan and collection expenses decreased approximately $9,000, or 31.80%, for the quarter ended September 30, 2013 compared to 2012 and decreased approximately $12,000, or 13.44%, for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease is directly related to a reduction in the level of foreclosure/collection activity compared to the same period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company had previously reported that, as of December 31, 2012, it had identified material weaknesses in its internal control in connection with the identification and assessment of impaired loans and the valuation of certain other real estate owned as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  While the Company made progress in remediating the deficiencies in its internal controls over financial reporting relating to the weaknesses noted in its 2012 Annual Report, there was an insufficient period of time to determine whether those processes that were implemented were operating effectively as of September 30, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

The Company continually seeks to improve the effectiveness and efficiency of its internal control over financial reporting.  Except for remediation efforts to correct the weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, there have been no changes to the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of September 30, 2013, the Bank’s tier one leverage capital ratio was 5.83% and its total risk based capital ratio was 10.09%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: November 14, 2013	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2013	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.