Form 10-K
period 2013-12-31
UNITED BANCSHARES INC /PA
filed 2014-03-31
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes ☒    No ☐

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

Large Accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐          Smaller Reporting Company ☒
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

As of February 24, 2014 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 56 through 58.  There are 108 pages in this report.

FORM 10-K
United Bancshares, Inc.

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

As of February 24, 2014, UBS and the Bank had a total of 26 employees.

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

The Bank conducts all its banking activities through its three offices located as follows: (i)Center City 30S 15th Street, Philadelphia, Pennsylvania, (ii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iii) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2013, the Bank had total deposits aggregating approximately $57.1 million and had total net loans outstanding of approximately $41.2 million.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 385 census tracts and, based census data, 250 or 65% of these are designated as low to moderate-income tracts while 105 or 27.3% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,526,006, which includes a minority population of 752,309.

United Bank of Philadelphia, while state chartered as a commercial bank, is uniquely structured to provide retail services to its urban communities, while maintaining and establishing a solid portfolio of commercial relationships that include small businesses, churches and corporations.  The Bank has leveraged its CDFI (community development financial institution) designation as established by the United States Department of Treasury to attract deposits from universities and corporations in the region seeking Community Reinvestment Act (the “CRA Act”) credit.  The Bank may also be eligible to receive grants from the U.S. Treasury CDFI Bank Enterprise Award Fund for its qualified small business lending activity.    Management may pursue CDFI funding in the future for which the Bank is eligible.

The Bank seeks to strengthen communities in the Philadelphia region with innovative products and services including remote deposit capture and other electronic banking services. The Bank primarily engages in commercial banking business with a particular focus on, and sensitivity to, groups that have been traditionally under-served, including Blacks, Hispanics and women.  The Bank offers a wide range of deposit products (both retail and commercial), including checking accounts, interest-bearing NOW accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts.

A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. At February 24, 2014, the Bank’s maximum legal lending limit was approximately $655,000 per borrower; however, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

      United Bank of Philadelphia has the flexibility to develop loan arrangements targeted at a customer’s objectives.  Typically, these loans are term loans or revolving credit arrangements with interest rate, collateral and repayments terms, varying based upon the type of credit, and various factors used to evaluate risk.  The Bank participates in the government-sponsored and other local agency credit enhancement programs including the Small Business Administration (“SBA”) and Philadelphia Industrial Development Corporation (“PIDC”) when deemed appropriate.  These programs offer guarantees of up to 90% of the loan amount.  These guarantees are intended to reduce the Bank’s exposure to loss in its commercial loan portfolio.  Commercial loans are typically made on the basis of cash flow to support repayment with secondary reliance placed on the underlying collateral.

Other services the Bank offers include safe deposit boxes, travelers’ checks, money orders, direct deposit of payroll and Social Security checks, wire transfers, access to automated teller networks and remote deposit capture.

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

Capital Adequacy

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  UBS and the Bank are “adequately” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

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

Basel III

On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to UBS and the Bank. The FDIC and the OCC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

In July 2013, the Federal Reserve, the OCC and the FDIC approved the final Basel III risk-based capital rule. This rule aims to improve the quality and quantity of capital for all banking organizations. The agencies, in response to comments on their June 2012 proposed capital rule, sought to minimize the potential burden on community organizations where consistent with applicable law and the establishment of a robust and comprehensive capital framework. Community banking organizations first become subject to the final Basel III rule on January 1, 2015. Thereafter begins a phase-in period through January 1, 2019.

For community banking organizations like UBS and the Bank, the rule in final form provides some relief from the initial proposal in three important areas:

•	Banks under $15 billion in assets can continue to count trust-preferred securities—known as TRuPS—as Tier 1 capital.
•
Banks can continue to risk-weight residential mortgages as they had under the original Basel I regime. The final rule abandons a proposal to institute a complicated formula of risk weights for residential mortgages.

•
All but the largest banks (above $250 billion in assets) can keep available-for-sale securities on the balance sheet without having to adjust regulatory capital levels based on the current market value of those securities. Banks have a one-time opportunity to opt-out on their first regulatory call report after Jan. 1, 2015 from what’s called the accumulated other comprehensive income (AOCI) filter. If they miss doing so, they can’t opt-out later.

The final rule includes new risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to UBS and the Bank under the final rule would be:

(i)	a new common equity Tier 1 capital ratio of 4.5%;

(ii)	a Tier 1 capital ratio of 6% (increased from 4%);

(iii)	a total capital ratio of 8% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 4% for all institutions.

The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios:

(i)	a common equity Tier 1 capital ratio of 7.0%;

(ii)	a Tier 1 capital ratio of 8.5%; and

(iii)	a total capital ratio of 10.5%.

The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

 Basel III provides discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes UBS and the Bank.

The federal bank regulatory agencies also approved revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;

(ii)	a Tier 1 capital ratio of 8% (increased from 6%);

(iii)	a total capital ratio of 10% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

UBS and the Bank are currently below the requirements of the new rule but will seek to strengthen its capital ratios in 2014 with new external capital as well as retained earnings.

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

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions.

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

Branch Banking

The Pennsylvania Banking Code of 1965, the (“Banking Code”), has been amended to harmonize Pennsylvania law with federal law to enable Pennsylvania banking institutions, such as the Bank, to participate fully in interstate banking and to remove obstacles to out of state banks engaging in banking in Pennsylvania.

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

Formulate and implement written profit and budget plans for each year during which the orders are in effect;	A three year profit and budget plan was prepared and submitted to regulators as required.

Develop and implement a strategic plan for each year during which the orders are in effect, to be revised annually;	A comprehensive strategic plan was prepared and submitted to regulators as required.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, within a reasonable but unspecified time period;
A capital plan with quarterly benchmarks was prepared and submitted to regulators as required.
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
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted to regulators as required.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted to regulators as required.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators as required.

Requirement	Status

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports have been prepared and submitted as required.

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

At December 31, 2013 and 2012, the Bank’s tier one leverage capital ratio was 5.67% and 6.00%, respectively, and its total risk based capital ratio was 9.48% and 11.16%, respectively.  The tier one leverage ratio declined as a result of the Bank’s net loss. The risk based capital ratio declined as a result of losses as well as a shift in the composition of the Bank’s balance sheet to include a higher level of loans.  Management developed a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments.

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

In accordance with the Economic Stabilization Act, the deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The newly enacted Dodd Frank Act made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.   In addition, the Dodd Frank Act provided for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest on Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions through December 31, 2012. The expiration of this expanded coverage did not have any significant impact on the Bank’s liquidity.

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

 In 2009,  the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $502,011.  The Bank amortized and expensed $32,923 for the quarter ending December 31, 2009, and $135,784, $162,588, $109,086, and $61,630, for the years ending December 31, 2010, 2011, 2012, and 2013, respectively. There was no prepaid assessment remaining at December 31, 2013.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of December 31, 2013, the Bank’s tier one leverage capital ratio was 5.67% and its total risk based capital ratio was 9.48%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

The soundness of other financial services institutions may adversely affect UBS and the Bank.

Routine funding transactions may be adversely affected by the actions and soundness of other financial institutions.  Financial service institutions are interrelated as a result of trading, clearing, lending, borrowing or other relationships.  As a result, a rumor, default or failures within the financial services industry could lead to market wide liquidity problems which, in turn, could materially impact the financial condition of UBS and the Bank.

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

Corporate Headquarters

United Bank of Philadelphia’s corporate office is located in The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia.   In February 2005, the Bank began a 10-year lease for its new Center City headquarters location.  The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor that provides adequate and suitable space for executive offices, operations, finance, human resource, and security and loss prevention functions.  The average monthly lease rate over the term of the lease is $16,200

 In August 2005, the Bank assumed the remaining term from another financial institution of a lease for retail space on the ground level of the Graham Building that expired in 2009.  At expiration of the sublease, the Bank amended its corporate office lease to include this retail space for which the term is co-terminous.  The Bank’s average aggregate gross monthly rental is $7,500.

 In 2013, in conjunction with the sale and closure of its 38th and Lancaster Street branch and the approval to open a retail branch in the Graham building retail space for which the Bank was already obligated, management renegotiated and extended the terms of both leases to 2023.  The decision to extend these leases came after a long and extensive evaluation of the cost/benefit of the Bank’s corporate office location in Philadelphia’s central business district close to City government.  Management believes that a corporate and retail presence in Center City Philadelphia is consistent with the Bank’s shift in strategic direction to focus on business banking.  Execution strategies, including corporate collaborations, will be developed to better capitalize on the small business marketplace.

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

ITEM 3 — LEGAL PROCEEDINGS

From time to time, the Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.
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

There were no capital stock transactions during 2013 and 2012.

As of February 24, 2014 there were 3,143 shareholders of record of UBS’ voting Common Stock and two shareholders of record of UBS’ Class B Non-voting Common Stock.

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

There were no equity compensation instruments outstanding at December 31, 2013.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009	2008

Net interest income	$2,815	$2,946	$3,068	$3,094	$3,124	$3,291
Provision for loan losses	75	453	170	747	235	368
Noninterest income	1,407	1,525	1,071	1,465	1,313	1,209
Noninterest expense	4,816	5,034	5,000	5,040	4,747	4,785
Net loss	(669)	(1,016)	(1,031)	(1,228)	(545)	(653)
Net loss per share – basic	(0.63)	(0.95)	(0.97)	(1.15)	(0.51)	(0.61)
Net loss income per share – fully diluted	(0.63)	(0.95)	(0.97)	(1.15)	(0.51)	(0.61)

Balance sheet totals:
Total assets	$60,751	$65,616	$77,017	$73,966	$68,318	$69,435
Net loans	41,871	40,298	40,635	44,686	46,860	48,077
Investment securities	9,580	12,922	18,490	16,477	11,834	12,562
Deposits	57,110	60,977	71,300	67,211	60,307	60,904
Shareholders’ equity	3,210	4,240	5,261	6,297	7,531	8,050
Ratios:
Tier 1 Leverage ratio	5.67%	6.00%	6.29%	7.63%	10.08%	10.41%
Tangible common equity ratio	1.04%	2.52%	3.48%	5.02%	7.25%	7.87%
Equity to assets ratio	6.50%	7.37%	8.05%	8.51%	11.02%	11.59%
Return on assets	(1.06)%	(1.44)%	(1.32)%	(1.68)%	(0.79)%	(0.87)%
Return on equity	(16.26)%	(19.53)%	(18.92)%	(17.49)%	(7.66)%	(8.21)%

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

The Company reported a net loss of approximately $669,000 ($0.63 per common share) for the year ended December 31, 2013 compared to a net loss of approximately $1,016,000 ($0.95 per common share) for the year ended December 31, 2012. The improvement in operating results is primarily related to lower provisions for loan losses and a reduction in noninterest expenses. Management is committed to further improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk  profile and growth is understood; however, capital continues to decline as a result of operating losses.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. Refer to the Earnings Enhancement discussion below.
•	External equity investments—Potential investors will be sought in 2014 to generate a minimum investment of $1 million.

The Bank is a CDFI and may have the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program and Technical Assistance (TA) Program were created to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. These programs complement the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2012, the Bank applied for a BEA grant based on lending activity but did not qualify.  An application was not submitted in 2013 because of insufficient qualifying activity.  When possible, management will continue to seek funding from available CDFI programs to supplement capital and support technical assistance and growth.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends improved in 2013 with a decrease in the level of delinquencies and classified loans.  While some progress has been made in the Bank’s underwriting and customer relationship management practices, additional efforts are necessary to ensure continued improvement in asset quality trends. Proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits.  In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to reduce the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. The Bank will seek to increase noninterest income and further reduce noninterest expense to achieve core earnings. A strategy of increased SBA loan origination with sales of the guaranteed portion in the secondary market for a gain will be utilized.   There is a growing pipeline of SBA loans that are expected to close during 2014.   Although some improvement has been made in 2013 compared to 2012, the Bank’s noninterest expense remains elevated. The sale of a bank-owned branch in December 2012 resulted in reduced occupancy expense; however, unlike other similar-sized community banks, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Further savings and efficiencies, where possible, including the following:

1.
Review and re-negotiation of significant contracts (i.e. data processing, credit card, EFT services, etc.)-The Bank’s EFT contract expires in August 2014.  At expiration, EFT services will be consolidated with the Bank’s core vendor to achieve operational and cost efficiencies.

2.	Sale and/or other disposition of other real estate properties to reduce ongoing carrying costs— The Bank has gradually reduced the level of other real estate and related expenses.

The amortization of the Bank’s core deposit intangible related to a premium paid for a branch acquisition was completed in October 2013.  Going forward, the completion of this amortization reduces the Bank’s amortization expense by more than $100,000 annually.

Another challenge to increased earnings is the reduction in the volume of earning assets following a decline in the level of public funds in 2012 and 2013.  Although margins have increased because of growth in loan origination activity, net interest income declined because of the reduction in the volume of earning assets.  Management must continue to balance asset growth with capital adequacy requirements.

Results of Operations

In 2013, the Company recorded a net loss of approximately $669,000 ($0.63 per share) compared to a net loss of approximately $1,016,000 ($0.95 per share) in 2012.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2013			2012			2011
	Average		Yield/	Average		Yield/	Average	Average	Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	balance	Balance	rate
Assets:
Interest-earning assets:
Loans	$42,201	$2,610	6.18%	$41,732	$2,628	6.30%	$42,238	$2,666	6.31%
Investment securities	10,903	274	2.51	15,464	439	2.84	18,329	616	3.36
Interest bearing balances with other banks	307	1	0.33	305	1	0.33	305	1	0.33
Federal funds sold	6,768	14	0.21	8,907	17	0.19	10,958	20	0.18
Total interest-earning assets	60,179	2,899	4.82	66,408	3,085	4.65	71,830	3,303	4.60
Noninterest-earning assets:
Cash and due from banks	1,826			1,743			1,687
Premises and equipment, net	621			921			1,079
Other assets	1,479			2,351			3,082
Less allowance for loan losses	(870)			(884)			(814)
Total	$63,235			$70,539			$76,864
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$14,302	$ 28	0.20%	$16,196	$ 49	0.30%	$15,948	73	0.46%
Savings deposits	13,604	7	0.05	14,397	7	0.05	14,236	11	0.08
Time deposits	16,078	49	0.30	19,417	83	0.43	26,019	151	0.58
Total interest-bearing liabilities	43,984	84	0.19	50,010	139	0.28	56,203	235	0.42
Noninterest-bearing liabilities:
Demand deposits	15,047			15,327			14,458
Other	91			-			-
Shareholders’ equity	4,113			5,202			6,203
Total	$63,235			$70,539			$76,864
Net interest income		$ 2,815			$2,946			$3,068
Spread			4.63%			4.37%			4.18%
Net yield on interest-earning assets			4.68%			4.45%			4.27%
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

Net interest income totaled approximately $2,815,000 in 2013 and approximately $2,946,000 in 2012, a decrease of approximately $131,000, or 4.45%

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ 29	$ (47)	$ (18)	$(32)	$(6)	$(38)
Investment securities	(140)	(25)	(165)	(108)	(69)	(177)
Interest-bearing deposits with other banks	-	-	-	-	-	-
Federal funds sold	(4)	1	(3)	(4)	1	(3)
Total Interest-earning assets	(115)	(71)	(186)	(144)	(74)	(218)
Interest paid on:
Demand deposits	(5)	(16)	(21)	1	(25)	(24)
Savings deposits	-	-	-	-	(4)	(4)
Time deposits	(16)	(18)	(34)	(43)	(25)	(68)
Total interest-bearing liabilities	(21)	(34)	(55)	(42)	(54)	(96)
Net interest income	$ (94)	$ (37)	$(131)	$(102)	$(20)	$ (122)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2013, there was a decrease in net interest income of approximately $94,000 due to changes in volume and a decrease of approximately $37,000 due to changes in rate. In 2012, there was a decrease in net interest income of approximately $102,000 due to changes in volume and a decrease of approximately $20,000 due to changes in rate.

Average earning assets declined to approximately $60.2 million in 2013 from approximately $66.4 million in 2012, but the net interest margin of the Bank increased from 4.45% to 4.68% for the same period.  The net interest margin improved as a result of a reduction in the cost of funds generated by rate reductions made on the Bank’s deposit products to follow market conditions. Also, the redemption of approximately $8 million in jumbo certificates of deposit in 2012 served to reduce the Bank’s cost of funds as well as the level of investment in lower yielding Federal Funds Sold; thereby, boosting the net yield on average assets.

The average yield on the investment portfolio declined to 2.51% in 2013 from 2.84% in 2012.  The decline in yield was the result of an investment transaction during the quarter ended June 30, 2013 that resulted in the sale of higher yielding bonds to generate gains that were used to augment capital.

The cost of interest-bearing liabilities fell 9 basis points in 2013 compared to 2012 as a result of the continued low interest rate environment.  Rate reductions were made on the Bank’s deposit products in 2013 to follow market conditions.  In addition, there was a reduction in the level of higher rate certificates of deposit. Deposit rates have relatively “bottomed-out”; therefore, there is little room to make further downward adjustments.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings in 2013 was $75,000 compared to $453,000 in 2012.  The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  The higher level of provision in 2012 was related to one impaired loan for which a $340,000 specific reserve was required.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2013. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income decreased approximately $118,000, or 7.72%, compared to 2012.  In an effort to boost its capital ratios, the Bank recognized nonrecurring gains on the sales of assets.   In 2013, in conjunction with a bond transaction, the Bank sold securities with a book value totaling approximately $7.4 million and recognized a gain of approximately $378,000. In 2012, the Bank realized a gain of approximately $527,000 on the sale of its 38th and Lancaster Avenue branch.

In conjunction with its SBA loan origination strategy, the Bank recognized a net gain of approximately $69,000 on the sale of the guaranteed portion of an SBA loan in 2012 as a result of favorable market conditions for secondary market loan sales.  In 2013, the Bank opted to recognize its SBA loans held-for-sale at fair value under ASC 825, Financial Instruments; and therefore recognized a fair value increase of approximately $154,000 related to two SBA loans totaling approximately $1.6 million.  In January 2014, the guaranteed portion of these loans was sold and the gain on sale was recognized.  Management will seek to continue increase its SBA loan volume and related gains on sales as a means to enhance earnings.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2013, customer service fees increased approximately $3,000, or 0.80%, compared to 2012 primarily as a result of increased overdraft fees.

During 2013, surcharge income on the Bank’s ATM network declined approximately $59,000, or 18.45%, compared to 2012. The decline is related to the expiration and non-renewal of the Bank’s ATM contract with Rite Aid that resulted in the removal of ATMs from stores in July 2013. The Bank is actively seeking to place machines in other high volume locations.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.     Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including consolidation of EFT processing with the Bank’s core data processing provider in 2014 and the implementation of a more cost effective network communication system.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2013 and 2012, these fees totaled $153,000 and $145,000, respectively.  The Bank serves as agent/arranger for two facilities.  Fees on these facilities are received annually for the administration of the credit facilities.  The increase in 2013 is a result of incentive compensation for growth in the Comcast facility from $24 million to $32.3 million.

Noninterest Expense

Noninterest expense decreased approximately $218,000, or 4.33%, in 2013 compared to 2012.

Salaries and benefits increased approximately $15,000, or 0.94%, in 2013 compared to 2012.  In 2012, the Bank severed unproductive personnel in the lending/credit administration area, including the senior lending officer.  A business development officer was hired in January 2013 to support the shift to business banking.   In addition, in August 2013, as required by the Consent Orders, a senior lending officer was hired to support the Bank’s business development and credit administration functions.  Management will continue to review the organizational structure to maximize efficiencies and increase utilization/productivity.

Occupancy and equipment expense decreased approximately $74,000, or 6.99%, in 2013 compared to 2012. The reduction is a result of the sale of the Bank’s former 38th and Lancaster Avenue branch in December 2012 and lower depreciation expense related to fully depreciated equipment. In April 2013, management renegotiated and extended the lease of the Bank’s corporate office located at the Graham Building and related retail space for the relocation of the former 38th and Lancaster branch.  The new lease has a term of 10 years and will result in an annual reduction in lease expense of approximately $11,000.

Marketing and public relations expense increased approximately $29,000, or 39.47%, in 2013 compared to 2012.  In 2013, the Company used a public relations/marketing consultant to support the shift in strategy away from consumer banking to business banking.

Professional services expense increased approximately $22,000, or 6.98%, in 2013 compared to 2012.  In 2013, the Bank incurred approximately $25,000 in executive search consulting fees in conjunction with the hiring of a senior lending officer in August 2013.

Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an ATM network larger than its peer group for which it pays processing fees.

Data processing expenses decreased approximately $21,000, or 4.42%, in 2013 compared to 2012.  In May 2012, management successfully negotiated a reduction in its core processing cost in conjunction with contract renewal/extension.  Further reduction will be achieved in the consolidation of the Bank’s EFT vendor with its core processor.

Loan and collection expenses decreased approximately $4,000, or 3.45%, in 2013 compared to 2012. The decrease is directly related to a reduction in the level of foreclosure/collection activity.

Other real estate expense decreased approximately $137,000, or 39.31%, in 2013 compared to 2012.  During 2012, a valuation allowance expense of approximately $232,000 was recorded on the Bank’s other real estate portfolio because of market value declines.  Approximately $123,000 of the valuation decline related to one property that was sold in December 2012 and the reduction in the net liquidation value of a portfolio of low-income residential real estate properties that had been vacant for more than one year.  In 2013, the valuation allowance expense related to other real estate properties declined to approximately $157,000 because of property sales and value stabilization.

Federal deposit insurance premiums increased approximately $22,000, or 19.05%, in 2013 compared to 2012. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   Although deposit levels declined in 2013 compared to 2012, the assessments increased as a result of the Bank’s regulatory evaluation and Consent Orders.  Refer to “Federal Deposit Insurance Assessments” above).

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses decreased approximately $6,229,000, or 9.38%, in 2013 compared to 2012.

Table 3—Sources and Use of Funds Trends

	2013			2012
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	balance	Amount	Percent
Funding uses:
Loans	$42,201	$ 469	1.12%	$41,732	$(506)	(1.20)%
Investment securities	10,903	(4,561)	(29.49)	15,464	(2,867)	(18.54)
Interest-bearing balances with other banks	307	2	0.66	305	-	-
Federal funds sold	6,768	(2,139)	(24.01)	8,907	(2,051)	(18.72)
Total uses	$60,179	$(6,229)		$66,408	$(5,422)
Funding sources:
Demand deposits:
Noninterest-bearing	$15,047	$ (280)	(1.86)%	$15,327	$ 869	6.01%
Interest-bearing	14,302	(1,894)	(11.69)	16,196	248	1.56
Savings deposits	13,604	(793)	(5.51)	14,397	161	1.13
Time deposits	16,078	(3,339)	(17.20)	19,417	(6,602)	(25.37)
Total sources	$59,031	$(6,306)		$65,337	$(5,324)

Investment Securities and Other Short-Term Investments

The Bank’s investment portfolio is classified as either or available-for-sale.  Investments classified as held-to-maturity are carried at amortized cost and are those securities the Bank has both the intent and ability to hold to maturity.  Investments classified as available-for-sale are those investments the Bank intends to hold for an indefinite amount of time, but not necessarily to maturity, and are carried at fair value, with the unrealized holding gains and losses reported as a component of shareholders’ equity on the balance sheet.  In 2013, the Bank reclassified its entire held-to-maturity portfolio as available-for-sale as a result of the sale of securities classified as held-to-maturity.

Average investment securities decreased approximately $4,561,000, or 29.49%, in 2013 compared to 2012. The decrease was primarily related to a reduction in investable funds resulting from a decline in deposits and increased loan origination activity.

The yield on the investment portfolio declined to 2.51% for the year ended December 31, 2013 compared to 2.84% for the year ended December 31, 2012 primarily as a result of an investment transaction during the quarter ended June 30, 2013 that resulted in the sale of higher yielding bonds to generate gains that were used to augment capital. As reflected in Table 4 below, the duration of the portfolio has extended to 4.70 years at December 31, 2013 compared to 3.20 years at December 31, 2012 as a result of this transaction that included the purchase of replacement securities of 7-10 year callable agency securities as well as 15 and 20 year government sponsored enterprises (GSE) mortgage-backed pass-through securities.

At December 31, 2013, 41% of the investment portfolio consisted of callable agency securities for which no significant call activity is projected because many of the securities were purchased in the 2013 low interest rate environment which may result in an extended duration.  Approximately 59% of the portfolio consists of GSE mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.  The Bank will continue to take steps to control the level of optionality in the portfolio by identifying replacement securities that diversify risk and provide some level of monthly cash flow.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$ -	-%	$ -	-%	$3,802	2.50%	$ -	- %	$3,802
Money market funds			-				-		129
Mortgage-backed securities	-		-		-		-		5,649
Total securities	$ -		$ -		$3,802		$ -		$9,580
Average maturity									4.7 years

The above table sets forth the maturities of investment securities at December 31, 2013 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans increased approximately $469,000, or 1.12%, in 2013 compared to 2012.  The Bank’s commercial loan pipeline continues to grow as a result of the adoption of a business banking focus, specifically targeting SBA loans.  This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.   The Bank funded more than $11.3 million commercial loans in 2013—more than half in the latter part of the year; however, commercial loan payoffs totaled approximately $6.1 million as a result of the conversion of several construction loans to permanent financing as well as increased market competition from money center banks in the region for quality performing loans.  Also, the Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s small business lending activity continues to grow which is consistent with its strategic focus. In 2013, the Bank originated SBA loans totaling approximately $2,000,000. The guaranteed portion of these loans totaling approximately $1.6 million was transferred to loans held for sale at fair value resulting in the recognition of a gain of approximately $154,000 from a fair value adjustment at December 31, 2013.  The sale of these loans was completed in January 2014.  The pipeline of SBA loans scheduled to close in 2014 is in excess of $4 million and growing. Focused and aggressive business development efforts targeting small businesses are being employed for which credit enhancements through the SBA or other loan guaranty programs may be available to mitigate credit risk.

                      As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $37.3 million, or 87%, of total loans at December 31, 2013. Approximately $16.5 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2013 were $12.6 million, or 34%, of the commercial portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment.  Further balance in concentrations will be sought through increased small business loan originations.

           As reflected in Table 6 below, approximately $10 million, or 23%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial and industrial	$4,310	$3,734	$3,730	$5,729	$4,353
Commercial real estate	32,962	31,381	30,197	30,738	32,294
Residential mortgage loans	2,709	3,140	3,356	4,432	5,313
Consumer loans	2,730	3,247	4,219	4,713	5,626
Total loans	$42,711	$41,502	$41,502	$45,612	$47,587

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$2,292	$1,542	$ 476	$4,310
Commercial real estate	9,723	17,109	6,130	32,962
Residential mortgage loans	1,671	72	966	2,709
Consumer loans	166	130	2,434	2,730
Total loans	$13,852	$18,853	$10,006	$42,711
Loans maturing after one year with:
Fixed interest rates	$26,552
Variable interest rates	$2,307

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2013	2012	2011	2010	2009

Nonaccrual loans	$2,190	$2,584	$2,132	$2,781	$3,783
Impaired loans	1,882	2,344	1,687	2,516	3,553
Interest income on nonaccrual loans included in net income for the year	12	39	144	110	219
Interest income that would have been recorded under original terms	144	169	165	186	195
Interest income recognized on impaired loans	3	39	5	63	34
Loans past due 90 days and still accruing	730	211	471	205	776
Troubled Debt Restructured loans	-	-	-	-	-

                At December 31, 2013, nonaccrual loans totaled approximately $2,190,000 compared to approximately $2,584,000 at December 31, 2012.  The decrease is related to the charge-off of three commercial and industrial loans totaling approximately $524,000 in 2013. A significant portion of the Bank’s nonaccrual loans are commercial loans with real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

          Loans past due 90 days and still accruing were approximately $730,000 and relate primarily to one commercial real estate borrower with credits totaling approximately $442,000 for which the full payment of principal and accrued interest are expected to be made as management has established repayment arrangements with the borrower.

The level of classified loans (including impaired loans) decreased to approximately $3,189,000 at December 31, 2013 from approximately $3,531,000 at December 31, 2012. Again, the decrease is related to the asset based loan charge-off referenced above as well as continued collection activity on classified loans. In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

      Impaired loans totaled approximately $1,882,000 at December 31, 2013 compared to $2,344,000 at December 31, 2012.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with impaired loans was approximately $378,000 and $843,000, at December 31, 2013 and 2012, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment    The decline in impaired loans and related specific reserves is related to charge-off of three impaired loans totaling approximately $524,000 in 2013 for which specific reserves were previously allocated.  Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank has a concentration in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2013 and 2012, loans to religious organizations represented approximately $629,000 and $674,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Interest income recognized on impaired loans during the year ended December 31, 2013 and 2012 was approximately $3,000 and $39,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2013 and 2012 met the criteria of a troubled debt restructuring.  The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2013 and 2012.

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

All of these factors may be susceptible to significant change.   Management increased the qualitative factor for its commercial real estate portfolio at December 31, 2013 as the trends in delinquencies increased in this category of loans. There were no other significant changes in other qualitative factors during the year ended December 31, 2013.  The average historical loss factor for commercial and industrial loans increased as a result of $524,000 charge-offs during 2013. With the exception of this segment, the average eight rolling quarter net loss factors have declined during the year as a result of a lower level of net charge-offs in 2013.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2013.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the financial statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect then current conditions. The allowance for loan losses as a percentage of total loans was 1.96% at December 31, 2013 and 2.90% at December 31, 2012. The reduction is related to charge-off of three impaired loans totaling approximately $524,000 in 2013 for which specific reserves were previously allocated.  In June 2013, the Bank recovered approximately $75,000 related to one previously charged-off commercial real estate loan.

Table 8—Allocation of Allowance for Loan Losses

	2013		2012		2011		2010		2009
		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)

Commercial and industrial	$483	10.09%	$835	9.00%	$387	8.99%	$301	12.56%	$324	8.54%
Commercial real estate	280	77.18	364	75.62	412	72.76	553	67.39	298	68.47
Consumer real estate	59	9.15	-	11.12	40	13.46	36	10.33	38	11.17
Consumer and other loans	17	3.58	5	4.26	28	4.79	36	9.72	65	11.82
Unallocated	-	-	-	-	-	-	-	-	2	-
	$839	100.00%	$1,204	100.00%	$867	100.00%	$926	100.00%	$727	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at January 1	$1,204	$867	$926	$727	$587

Charge-offs:
Commercial and industrial	(524)	(56)	(65)	(189)	(22)
Commercial real estate	-	-	(150)	(227)	(62)
Consumer real estate	(5)	(80)	(4)	(8)	-
Consumer and other loans	(10)	(21)	(46)	(177)	(57)
	(539)	(157)	(265)	(601)	(141)
Recoveries:
Commercial loans	3	-	10	7	2
Commercial real estate	78	8	-	1	-
Consumer real estate	9	17	6
Consumer and other loans	9	16	21	45	44
	99	41	37	53	46
Net charge-offs	(440)	(116)	(228)	(548)	(95)
Provisions charged to operations	75	453	170	747	235

Balance at December 31	$839	$1,204	$867	$926	$727
Ratio of net charge-offs to average loans outstanding	1.04%	0.28%	0.54%	1.17%	0.20%

Deposits

In 2013, average deposits decreased approximately $6,306,000, or 9.65%, concentrated in the category of time deposits.  The publication of the Bank’s Consent Orders in 2012 negatively impacted depository relationships with governmental entities resulting in unplanned time deposit redemptions totaling $8 million in 2012.  The Bank has approximately $6.0 million governmental or quasi-governmental certificate of deposit relationships remaining.  Management proactively communicates with agency officials to avoid further reduction in account balances.  Based on these communications, no significant reductions are anticipated. In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

There was a decrease in average noninterest bearing demand deposits totaling approximately $280,000, or 1.83%, and a decrease in average interest-bearing demand deposits totaling $1,894,000, or 11.69%, during the year primarily related to several significant depository relationships for which the balances fluctuate in conjunction with construction and/or contract funding received.  These deposits fluctuate widely based on required payment activity related to projects completed by these customers. As small business loans are originated, primary operating accounts are required to be maintained at the Bank which will serve to grow core deposits.

In addition, the Bank has experienced attrition in its average savings account balances that declined by approximately $793,000, or 5.51%, in 2013 compared to 2012.  The decline is primarily related to several small business customers that have used reserve savings accounts during this period of economic recovery.

Table 10—Average Deposits by Class

	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$15,047	-%	$15,327	-%	$14,458	-%
Interest-bearing demand deposits	14,302	0.20	16,196	0.30	15,948	0.46
Savings deposits	13,604.05		14,397	0.05	14,236	0.08
Time deposits	16,078	0.30	19,417	0.43	26,019	0.58

Other Borrowed Funds

The Bank did not borrow funds during 2013.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and called investment securities—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $500,000.

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

A summary of the Bank’s financial instrument commitments in thousands is as follows:

	2013	2012

Commitments to extend credit	$10,279	$9,484
Outstanding standby letters of credit	1,051	1,173

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

The increase in commitments at December 31, 2013 compared to 2012 is primarily related to an increase in approved but unfunded loans.  Management believes the Bank has adequate liquidity to support the funding of unused commitments.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2013, management believes the Bank’s liquidity is satisfactory.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $13.8 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2013, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $5.8 million, or 9.53%, compared to $10.2 million, or 15.51%, at December 31, 2012.  The decline is primarily a result of increased loan origination activity as well as a reduction in deposits.

In conjunction with the investment transaction executed in 2013, the Bank reclassified its entire securities portfolio to available-for-sale; thereby, increasing sources of liquidity.  Approximately 72% of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.

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

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $500,000.

The Bank’s overall liquidity has generally been stabilized by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $6 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  Although reduced, liquidity ratios remain above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2013 Contractual Terms

3 months or less	$849
Over 3 through 6 months	5,602
Over 6 months through 1 year	2,074
Over 1 through five years	255
Over five years	-
Total	$8,780

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2013:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$15,463	$14,383	$930	$107	$43
Operating Lease Obligations	3,794	454	906	803	1,631
Total	$19,257	$14,837	$1,836	$910	$1,674

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2013, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2013, an asset-sensitive position is maintained on a cumulative basis through one year of 9.58% and represents a decline from the December 31, 2012 positive gap position of 11.62%. This decrease resulted from the reduction in Federal Funds Sold created by a decline in deposit balances.  This level is within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis and makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2013

(Dollars in thousands)	3 months or less	Over 3 Through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	$307	$-	$-	$-	$307
Investment securities	2,322	1,149	496	402	5,082	9,451
Federal funds sold	3,143	-	-	--	-	3,143
Loans	15,791	10,759	7,970	3,635	4,011	42,166
Total interest-sensitive assets	21,256	12,215	8,466	4,037	9,093	55,067
Interest-sensitive liabilities:
Interest-bearing checking accounts	$1,677	-	$1,677	-	-	$3,354
Savings and money market accounts	12,134	-	12,134	-	-	24,258
Certificates $100,000 or more	1,950	6,574	256	-	-	8,780
Certificates of less than $100,000	2,264	3,595	565	259	-	6,683
Total interest-sensitive liabilities	18,025	10,169	14,632	259	--	43,085
Interest sensitivity gap	$3,231	$2,046	$(6,166)	$3,778	$9,093	$11,982
Cumulative gap	$3,231	$5,277
Cumulative gap/total earning assets	5.87%	9.58%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.17	1.19
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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2013 are as follows:
Year 1
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$3,106 3,053 3,000	8.78% 6.91 5.04
+100 basis points	2,925	2.42
Flat rate	2,856	-
-100 basis points	2,700	(5.45)
-200 basis points -300 basis points -400 basis points	2,492 2,296 2,104	(12.72) (19.58) (26.32)

Year 2
	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$6,426 6,265 6,104	12.70% 9.88 7.07
+100 basis points	5,897	3.43
Flat rate	5,701	-
-100 basis points	5,303	(6.99)
-200 basis points -300 basis points -400 basis points	4,772 4,276 3,791	(16.30) (25.00) (33.50)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2013 are as follows:

MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	$1,380 1,625 2,127	(63.50)% (57.10) (43.80)
+100 basis points	2,693	(28.80)
Flat rate	3,783	-
-100 basis points	4,349	14.90
-200 basis points -300 basis points -400 basis points	4,832 5,410 6,020	27.70 43.00 59.10

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately.  At December 31, 2013, the change in the market value of equity in a +200 basis point interest rate change is -43.80%, in excess of the Bank’s policy limit of 25% and -63.50% in a +400 basis point interest rate change, in excess of the policy limit of 50%. The exception to policy is primarily related to the 2013 bond transaction for which longer term fixed rate bonds and mortgage-backed securities were purchased that decline in value when interest rates rise.  The analysis is prepared on a static basis; however, because more than 50% of the portfolio includes amortizing securities, market risk should gradually decline as cashflows are reinvested in the current market.  Also, management will continue to mitigate this risk by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at December 31, 2013.

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

 Capital Resources

Total shareholders’ equity declined approximately $1,030,000, or 24.29%, in 2013 compared to 2012. The decrease is attributable to a net loss of approximately $669,000 and other comprehensive loss related to a decrease in the unrealized gain on the securities classified as available-for-sale totaling approximately $361,000.  In 2013, the Bank reclassified its entire securities portfolio to available-for-sale as a result of a securities sale transaction that included bonds previously classified as held-to-maturity; therefore, market fluctuations reflected in other comprehensive income are more significant.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment.  In 2013, the Bank engaged an investment banker to assist with raising additional capital with a goal of $2 million.  Although no equity investments were received in 2013, discussions continue.

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  UBS and the Bank are “well-capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

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

Table 14—Capital Ratios

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital to risk-
weighted assets:
Consolidated	$4,067	9.48%	$3,427	8.00%	N/A
Bank	4,067	9.48%	3,427	8.00%	$4,284	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	3,525	8.22%	1,713	4.00%	N/A
Bank	3,525	8.22%	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,525	5.67%	2,485	4.00%	N/A
Bank	3,525	5.67%	2,485	4.00%	3,107	5.00%

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

See Consolidated Financial Statements on pages 61 to 100 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2013.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B—OTHER INFORMATION

A shareholders’ annual meeting of UBS was held on December 6, 2013.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the ratification of the appointment of McGladrey LLP as UBS’ independent registered public accounting firm for the year 2013, a non-binding advisory vote on executive officer compensation and a non-binding advisory vote on the frequency of the advisory vote on executive compensation in future years.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

53.29% Shares Voted	465,677 of 873,725 Shares

Question	FOR	AGAINST	WITHHOLD/ABSTAIN
Ratify McGladrey LLP	458,794	5,833	1,050
Non-binding advisory vote on executive compensation	410,574	6,820	48,283
	ONE YEAR	TWO YEARS	THREE YEARS
Non-binding advisory vote on frequency of advisory vote on executive compensation in future years	182,053	52,700	182,091

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	Will expire
Bernard E. Anderson	76	Economist Whitney M. Young, Jr. Professor Emeritius Wharton School, University of Pennsylvania	2002	2014
		Philadelphia, PA

David R. Bright	74	Retired, Executive Vice President
		Meridian Bancorp	2002	2014
		Philadelphia, PA

Joseph T. Drennan	69	Former Chief Financial Officer	2004	2014
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	71	Chairman of the Board,	1993	2016
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	68	Retired as co-Founder,	1996	2016
		John Frazier, Inc.
		Philadelphia, Pennsylvania

		Principal occupation and	Year first	Term
Name	Age	other directorships	became director	Will expire

William B. Moore	71	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2015
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	68	President and CEO of Registrant	2000	2015
		and United Bank of Philadelphia

Ernest L. Wright	85	Founder, President and	1993	2016
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	68	President and Chief Executive Officer
Brenda M. Hudson-Nelson	52	Executive Vice President/Chief Financial Officer

BOARD OF DIRECTORS QUALIFICATIONS

United Bank of Philadelphia has a very engaged and committed Board of Directors.  The board takes its governance responsibilities very seriously and challenges management to meet its targeted goals and objectives.  Currently, the board has seven (7) outside directors and one (1) insider.  This leadership group has diverse experiences in business, banking, and community development that are important to fulfill their oversight responsibilities.

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

CORPORATE GOVERNANCE

The Bylaws provide that a Board of Directors of not less than five (5) and not more than twenty-five (25) directors shall manage our business. The Board, as provided in the bylaws, is divided into four classes of directors: Class A, Class B, Class C and Class D, with each class being as nearly equal in number as possible. The Board of Directors has fixed the number of directors at nine (9), with three (3) members in Class A, one (1) member in Class B (vacant), three (3) members in Class C, and two (2) members in Class D.

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

Policy for Attendance at Annual Meetings

           UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 6, 2013, all of the directors attended the meeting with the exception of Director Anderson.

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

Meetings and Executive Sessions of Independent Directors

In 2013, the UBS’ and the Bank’s Board of Directors met at least monthly, except in August, and during 2013 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2013, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2013 and the committee meetings held by each committee on which the director served except for William B. Moore who attended 64% of board meetings and 50% of Audit/Compliance Committee meetings.

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

       Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee also meets to discuss and approve certain human resource matters including compensation, and to ratify and approve certain of the Bank’s loans. The Executive Committee held eleven (11) meetings during 2013.

The Board of Directors does not have a Compensation Committee; the Executive Committee performs that function without Evelyn Smalls who serves as an executive officer of the Bank. The Executive Committee, without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2013, the Executive Committee held one (1) meeting as the Compensation Committee to discuss the performance and compensation of the executive officers.  There is no charter for the Executive Committee acting as a compensation committee.

              Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2013. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 6, 2013.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 6, 2013.  The Committee held one (1) meeting during 2013 resulting in the decision not to re-nominate Director Maurice Mitts as director because of scheduling conflicts that did not allow him to attend more than 75% of the Company’s board meetings.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2013, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2013, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

     The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2013.

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

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2012, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with McGladrey LLP, our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of   McGladrey LLP, and (iv) has received and reviewed the written disclosures and the letter from McGladrey LLP required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding McGladrey LLP’s communications with the Audit Committee concerning independence and has discussed with McGladrey LLP its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2013 to be filed with the SEC.

UBS’ Audit Committee is composed of Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted: Joseph T. Drennan (Chairman),
William B. Moore
L. Armstead Edwards,
Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of February 24, 2014:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of February 24, 2014	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	68	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	52	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2013.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2013, the Executive Committee held one (1) meeting as the Compensation Committee.

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

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2013.

Components of Compensation for 2013

For the fiscal year ended December 31, 2013, the components of executive compensation were:

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls Chief Executive Officer	2013 2012	$168,000 168,000	$0 0	$0 0	$0 0	$0 0	$0 0	$9,209 6,209	$177,209 174,209

Brenda Hudson-Nelson, Chief Financial Officer	2013 2012	$121,000 121,000	$0 0	$0 0	$0 0	$0 0	$0 0	$6,095 6,095	$127,095 127,095

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

(2)
The President/Chief Executive Officer receives a $750 per month automobile allowance and the Executive Vice President /Chief Financial Officer receives a $500 per month automobile allowance. UBS’ executives are provided with life insurance policies equivalent to two times their annual salary for which the cost is $209/annually for Evelyn Smalls and $95/annually for Brenda Hudson-Nelson

Executive Employment Agreements

The Bank entered into an Employment Agreement with Evelyn F. Smalls in November 2004 to continue to serve as the Bank’s President and Chief Executive Officer. The term of the Employment Agreement was three (3) year.  The contract expired in November 2007. Renewal terms are under review by the Compensation Committee.  Ms. Smalls is currently working under the provisions of the expired contract which provide for an annual base salary of $160,000 that may be increased, but not decreased as well as life insurance equivalent to two times her base salary, and a $500 per month automobile allowance.  In 2013, the Compensation Committee approved an increase in Ms. Smalls’ automobile allowance to $750 per month.

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

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2013. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of February 24, 2014 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.20%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Wells Fargo, (formerly, Wachovia Corporation)2	50,000	5.72%
301 S College Street, Floor 27
Charlotte, NC 28288

Greater Philadelphia Urban Affairs Coalition	47,500	5.44%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.10%
401 Cypress Street
Philadelphia, PA 19106

(1)	As of February 24, 2014, there were 876,921 shares of UBS’ voting Common Stock outstanding.
(2)	Wells Fargo (formerly Wachovia Corporation) owns 241,666 shares of UBS Common Stock of which 50,000 are voting shares.
(3)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Wachovia Corporation (formerly First Union Corporation), Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of February 24, 2014 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

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

(1)
Stock ownership information is given as of February 24, 2014, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of February 24, 2014. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2013 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2013	2012

Audit Fees	$154,812	$150,004
Audit-related fees	1,319	945
Tax fees	11,000	11,000
All other fees	-	-
Total fees	$167,131	$161,949

Services Provided by McGladrey LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey LLP in 2013 and 2012 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	59

		Consolidated Balance Sheets at December 31, 2013 and 2012.	60
		Consolidated Statements of Operations and Comprehensive Loss for the two years ended December 31, 2013.	61
		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2013.	62

		Consolidated Statements of Cash Flows for the two years ended December 31, 2013.	63

		Notes to Consolidated Financial Statements	64

	2.	Financial Statement Schedules

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
k)
Pennsylvania Department of Banking Consent Order(incorporated by reference to Registrant’s March 5, 2012 Form 8-K/A)

l)Second Amendment to the lease for the corporate and retail offices located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA(incorporated by reference to Registrant’s August 14, 2013 Form 10-Q)

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

UNITED BANCSHARES, INC.	DATE

/s/ Evelyn F. Smalls	March 31, 2014
Evelyn F. Smalls, President & CEO, Director

/s/ Brenda M. Hudson-Nelson	March 31, 2014
Brenda M. Hudson-Nelson, EVP, CFO

/s/ L. Armstead Edwards	March 31, 2014
L. Armstead Edwards, Chairman, Director

/s/ Marionette Y. Wilson (Frazier)	March 31, 2014
Marionette Y. Wilson (Frazier), Secretary, Director

/s/ William B. Moore	March 31, 2014
William B. Moore, Secretary, Vice Chairman, Director

/s/ Bernard E. Anderson	March 31, 2014
Bernard E. Anderson, Director

/s/ David R. Bright	March 31, 2014
David R. Bright, Director

/s/ Joseph T. Drennan	March 31, 2014
Joseph T. Drennan, Treasurer, Director

/s/ Ernest L. Wright	March 31, 2014
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Bancshares, Inc. and Subsidiary

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, at December 31, 2013, the Company’s regulatory capital amounts and ratios are below the required levels stipulated with Consent Orders between the Company and its regulators under the regulatory framework for prompt corrective action.  Failure to meet the capital requirements exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset disposition, and seizure of the Company.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ McGladrey LLP
Blue Bell, Pennsylvania
March 31, 2014

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31,

Assets:	2013	2012
Cash and due from banks	$2,340,002	$2,363,166
Interest-bearing deposits with banks	306,776	306,033
Federal funds sold	3,143,000	7,567,000
Cash and cash equivalents	5,789,778	10,236,199

Investment securities:
Available-for-sale, at fair value	9,579,979	1,027,293
Held-to-maturity, at amortized cost (fair value of $12,485,687 at December 31, 2012)	-	11,895,037

Loans held for sale, at fair value	1,645,832	-

Loans, net of unearned discounts and deferred fees ($446,523 at fair value
at December 31, 2013)	42,710,625	41,501,555
Less allowance for loan losses	(839,133)	(1,203,942)
Net loans	41,871,492	40,297,613
Bank premises and equipment, net	649,159	562,729
Accrued interest receivable	256,262	309,971
Other real estate owned	433,087	775,407
Intangible assets	-	135,733
Prepaid expenses and other assets	525,466	375,524
Total assets	$60,751,055	$65,615,506
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,526,988	$14,324,970
Demand deposits, interest-bearing	14,131,452	15,526,344
Savings deposits	12,988,388	14,239,216
Time deposits, under $100,000	6,683,499	7,243,593
Time deposits, $100,000 and over	8,779,518	9,642,620
Total deposits	57,109,845	60,976,743
Accrued interest payable	12,722	30,500
Accrued expenses and other liabilities	418,604	368,278
Total liabilities	57,541,171	61,375,521

Commitments and Contingencies (Notes 5, 10, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(11,224,976)	(10,556,078)
Accumulated other comprehensive (loss) income (net unrealized (loss) gain on available-for-sale securities)	(327,046)	34,157
Total shareholders’ equity	3,209,884	4,239,985
Total liabilities and shareholders’ equity	$60,751,055	$65,615,506

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2013	2012
Interest income:
Interest and fees on loans	$2,609,683	$2,627,890
Interest on investment securities	274,005	439,166
Interest on federal funds sold	14,111	17,074
Interest on time deposits with other banks	752	642
Total interest income	2,898,551	3,084,772

Interest expense:
Interest on time deposits	48,573	83,300
Interest on demand deposits	28,319	48,447
Interest on savings deposits	6,710	7,118
Total interest expense	83,602	138,865
Net interest income	2,814,949	2,945,907
Provision for loan losses	75,137	453,000

Net interest income after provision for loan losses	2,739,812	2,492,907

Noninterest income:
Customer service fees	403,349	400,162
ATM fee income	259,751	318,503
Loan syndication fee income	153,300	145,000
Net loss on sale of other real estate	(7,528)	(8,273)
Gain on sale of bank premises	-	526,990
Gain on sale of investment securities	378,248	-
Net change in fair value of financial instruments	153,959	-
Gain on sale of loans	-	69,163
Other income	65,998	73,194
Total noninterest income	1,407,077	1,524,739

Noninterest expense:
Salaries, wages and employee benefits	1,569,087	1,554,497
Occupancy and equipment	991,560	1,066,031
Office operations and supplies	295,876	304,946
Marketing and public relations	102,441	73,448
Professional services	340,054	317,880
Data processing	451,833	472,737
Loan and collection costs	103,382	107,072
Other real estate owned, net	211,764	348,908
Deposit insurance assessments	136,652	114,786
Other operating	613,138	673,588
Total noninterest expense	4,815,786	5,033,893
Net loss before income taxes	(668,898)	(1,016,247)
Provision for income taxes	-	-
Net loss	$(668,898)	$(1,016,247)

Net loss per common share—basic and diluted	$(0.63)	$(0.95)
Weighted average number of common shares	1,068,588	1,068,588
Comprehensive Loss
Net loss	$(668,898)	$(1,016,247)
Unrealized losses on available for sale securities	(361,203)	(4,684)
Total comprehensive loss	$(1,030,101)	$(1,020,931)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2013 and 2012

							Accumulated
					Additional		other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity

Balance at December 31, 2011	136,842	1,368	1,068,588	10,686	14,749,852	(9,539,831)	38,841	5,260,916
Net loss	-	-	-	-	-	(1,016,247)	-	(1,016,247)
Other comprehensive loss, net of tax	-	-	-	-	-		(4,684)	(4,684)
Balance at December 31, 2012	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(10,556,078)	$34,157	$4,239,985
Net loss	-	-	-	-	-	(668,898)	-	(668,898)
Other comprehensive loss, net of tax	-	-	-	-	-		(361,203)	(361,203)
Balance at December 31, 2013	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(11,224,976)	$(327,046)	$3,209,884

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2013	2012

Cash flows from operating activities:
Net loss	$(668,898)	$(1,016,247)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	75,137	453,000
Net loss on sale of other real estate	7,528	8,273
Gain on sale of loans	-	(69,163)
Gain on sale of securities	(378,248)	-
Gain on sale of bank premises	-	(526,990)
Amortization of premiums on investments	58,418	117,544
Amortization of core deposit intangible	135,733	178,078
Depreciation on fixed assets	152,659	220,281
Write-down of other real estate owned	157,406	232,298
SBA loans originated for sale	(1,491,873)	-
Net change in fair value of financial instruments	(153,959)	-
Decrease in accrued interest receivable and
other assets	81,671	122,372
(Decrease) increase in accrued interest payable and
other liabilities	32,548	(56,769)
Net cash used in operating activities	(1,991,878)	(337,323)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(7,699,811)	-
Purchase of held-to-maturity investment securities	-	(5,110,337)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	3,091,040	244,186
Proceeds from maturity and principal reductions of
held-to-maturity investment securities	-	10,311,762
Proceeds from sale of available-for sale investment securities	7,731,846	-
Proceeds from sale of other real estate owned	177,386	425,528
Net increase in loans	(1,649,017)	(841,001)
Proceeds from sale of loans	-	637,621
Proceeds from sale of bank premises	-	874,943
Purchase of bank premises and equipment	(239,089)	(142,793)
Net cash provided by investing activities	1,412,355	6,399,909

Cash flows from financing activities:
Net decrease in deposits	(3,866,898)	(10,323,715)
Net cash used in financing activities	(3,866,898)	(10,323,715)
Net decrease in cash and cash equivalents	(4,446,421)	(4,261,130)
Cash and cash equivalents at beginning of year	10,236,199	14,497,329
Cash and cash equivalents at end of year	$5,789,778	$10,236,199
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$101,380	$166,726
Noncash transfer of loans to other real estate owned	$-	$157,116
Noncash transfer of investment securities from held-to-maturity to available-for-sale	$11,895,037	$-

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Management’s Use of Estimates

The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the fair value of loans held at fair value, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities and consideration of impairment of other intangible assets.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.

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

If transfers between the available-for-sale and held-to-maturity portfolios occur, they are accounted for at fair value and unrealized holding gains and losses are accounted for at the date of transfer.  For securities transferred to available-for-sale from held-to-maturity, unrealized gains and losses as of the date of the transfer are recognized in accumulated other comprehensive loss as a separate component of shareholders’ equity. For securities transferred into the held-to-maturity portfolio from available-for-sale, unrealized gains and losses as of the date of the transfer continue to be reported in accumulated other comprehensive loss, and are amortized over the remaining life of the security as an adjustment to its yield, consistent with amortization of the premium or accretion of the discount.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income.  In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Bank as of December 31, 2013 and 2012 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

Loans Held for Sale

From time to time, the Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are classified as held-for-sale and carried at estimated fair value based on a loan-by-loan valuation using actual market bids in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments. For the year ended December 31, 2013, the Bank recorded a net change in fair value of financial instruments of totaling approximately $154,000 related to the guaranteed portion of two SBA loans totaling approximately $1,492,000.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Loans Held at Fair Value

From time to time, the Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value.  Fair value of these loans is estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

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

December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2013 or 2012, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

Loss Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding during the period.  Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible Assets

On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million.   As a result of the acquisition, the Bank recorded a core deposit intangible of $2,449,488.    The core deposit intangible was amortized over 14 years.

	2013	2012

Core Deposit Premium (cost)	$2,449,488	$2,449,488
Less accumulated amortization	(2,449,488)	(2,313,755)
	$-	$135,733

Amortization of the intangible totaled approximately $136,000 and $178,000 for the years ended December 31, 2013 and 2012, respectively, and is fully amortized at December 31, 2013.  Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, net of estimated cost to sell, at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell.  Revenue and expenses from operations and changes in valuation allowance are charged to operations.  The Bank had approximately $433,000 and $775,000 in foreclosed real estate as of December 31, 2013 and 2012, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2013 presentation, with no impact on earnings or shareholders’ equity.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Comprehensive Loss

Comprehensive loss includes net loss as well as certain other items that result in a change to equity during the period. The components of other comprehensive loss are as follows:

	December 31, 2013
	Before tax	Tax	Net of tax
	amount	benefit	Amount

Unrealized loss on securities:
Unrealized holding loss arising during period	$(539,109)	$177,906	$(361,203)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(539,109)	$177,906	$(361,203)

	December 31, 2012
	Before tax	Tax	Net of tax
	amount	benefit	Amount
Unrealized loss on securities
Unrealized holding loss arising during period	$(6,990)	$2,307	$(4,684)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(6,990)	$2,307	$(4,684)

2. Recent Accounting Pronouncements

In February 2013, the FASB issued an update (ASU 2013-02 – Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) which requires entities to disclose, for items reclassified out of accumulated other comprehensive income (“AOCI”) and into net income in their entirety, the effect of the reclassification on each affected net income line item and, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012; early adoption is allowed. The disclosures required by the adoption of this guidance in 2013 are included in the notes of these financial statements.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company is currently evaluating the impact of these amendments.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan though completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments require interim and annual disclosure of both the amount of the foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact of this amendment.

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2013.  Reserve balances were $100,000 as of December 31, 2013 and 2012.

3.  INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2013 and 2012 are as follows:

(In 000’s)	2013
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(295)	$3,802
Government Sponsored Enterprises residential mortgage-backed securities	$5,841	36	(228)	5,649
Investments in money market funds	129	-	-	129
	$10,067	$36	$(523)	$9,580

	2012
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$847	$51	$-	$898
Investments in money market funds	129	-	-	129
	$976	$51	$-	$1,027

Held-to-maturity:
U.S. Government agency securities	$3,605	$159	$(4)	$3,760
Government Sponsored Enterprises residential mortgage-backed securities	8,290	437	(1)	8,726
	$11,895	$596	$(5)	$12,486

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

3. INVESTMENTS-Continued

In 2013, $1,250,000 in U.S. Government agencies securities were called. There were no gross losses from these transactions during 2013. In 2012, $7,725,000 in U.S. Government agencies securities were called.  There was $2,571 in gross losses from these transactions during 2012.

In May 2013, the Bank transferred its entire held to maturity portfolio to available for sale. This transfer was made to improve capital ratios and liquidity by allowing for the disposition of securities, if necessary. In May and June 2013, the Bank sold securities with a book value totaling approximately $7.4 million and recognized a gain of approximately $378,000.  Proceeds from the sale were reinvested in replacement securities. No securities were sold during 2012.

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2013 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	value	Losses	Value	Losses	value	losses

U.S. Government
agency securities	15	$3,576	$(270)	$225	$(25)	$3,801	$(295)

Mortgage backed
securities	21	$4,777	$(228)	$-	$-	$4,777	$(228)
Total temporarily
impaired investment
securities	36	$8,353	$(498)	$225	$(25)	$8,578	$(523)

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

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013 and 2012.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013 and 2012.

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

Maturities of investment securities classified as available-for-sale at December 31, 2013 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.
(In 000’s)
	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	3,802
Government-sponsored enterprises residential mortgage-backed securities	5,841	5,649
Total debt securities	9,938	9,451
Investments in money market funds	129	129
	$10,067	$9,580

As of December 31, 2013 and 2012, investment securities with a carrying value of $7,210,399 and $10,041,655, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:
	December 31,	December 31,
(In 000's)	2013	2012

Commercial and industrial:
Commercial	$1,658	$1,462
SBA loans	585	125
Asset-based	2,067	2,147
Total commercial and industrial	4,310	3,734

Commercial real estate:
Commercial mortgages	17,343	14,720
SBA loans	566	621
Construction	2,456	3,398
Religious organizations	12,597	12,642
Total commercial real estate	32,962	31,381

Consumer real estate:
Home equity loans	1,176	1,453
Home equity lines of credit	24	26
1-4 family residential mortgages	2,709	3,140
Total consumer real estate	3,909	4,619

Total real estate	36,871	36,000

Consumer and other:
Consumer installment	16	30
Student loans	1,366	1,588
Other	148	150
Total consumer and other	1,530	1,768

Loans, net	$42,711	$41,502

At December 31, 2013 and 2012, unamortized net deferred fees totaled $100,962 and $107,803, respectively, and are included in the related loan accounts. At December 31, 2013 and 2012, the unearned discount totaled $27,182 and $29,660, respectively, and is included in the related loan accounts.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

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

December 31, 2013 and 2012

The Bank performs an annual loan review by an independent third party firm that reviews and validates the credit risk program.  The results of these reviews are presented to the board and management.  The loan review process reinforces the risk identification and assessment decisions made by lenders and credit administration personnel, as well as the Bank’s policies and procedures.

Concentrations of Credit.  The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans.  Approximately $16.5 million of these loans are secured by owner occupied commercial real estate as of December 31, 2013. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2013 were $12.6 million, or 33.8%, of the commercial portfolio.

Related Party Loans.  In the ordinary course of business, the Bank granted loans to certain directors, executive officers and there affiliates (collectively referred to as “related parties”).  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Disaffiliations include directors who do not stand for re-election and are no longer affiliated with the Bank.  Activity in related party loans is presented in the following table.

	2013	2012
Balance outstanding at December 31,	$1,572,026	$1,702,648
Principal additions	65,800	30,000
Disaffiliations	(718,007)	-
Principal reductions	(60,958)	(160,623)
Balance outstanding at December 31,	$858,861	$1,572,026

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$444	$444	$1,214	$1,658
SBA loans	-	-	130	130	455	585
Asset-based	-	-	-	-	2,067	2,067
Total commercial and industrial	-	-	574	574	3,736	4,310

Commercial real estate:
Commercial mortgages	22	442	630	1,094	16,249	17,343
SBA loans	184	-	-	184	382	566
Construction	-	-	-	-	2,456	2,456
Religious organizations	-	-	629	629	11,968	12,597
Total commercial real estate	206	442	1,259	1,907	31,055	32,962

Consumer real estate:
Home equity loans	209	147	115	471	705	1,176
Home equity lines of credit	-	-	-	-	24	24
1-4 family residential mortgages	125	-	242	367	2,342	2,709
Total consumer real estate	334	147	357	838	3,071	3,909

Total real estate	540	589	1,616	2,745	34,126	36,871

Consumer and other:
Consumer installment	-	-	-	-	16	16
Student loans	87	141	-	228	1,138	1,366
Other	5	-	-	5	143	148
Total consumer and other	92	141	-	233	1,297	1,530

Total loans	$632	$730	$2,190	$3,552	$39,159	$42,711

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the years ended December 31, 2013 and 2012, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Year-end 2013 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$444	$47	$397	$444	$330	$446	$-
SBA loans	48	-	48	48	48	49	1
Asset-based	-	-	-	-	-	-	-
Total Commercial and industrial	492	47	445	492	378	495	1

Commercial real estate:
Commercial mortgages	630	630	-	630	-	579	-
SBA Loans	130	130	-	130	-	161	2
Religious Organizations	630	630	-	630	-	630	-
Total Commercial real estate	1,390	1,390	-	1,390	-	1,370	2

Total Loans	$1,882	$1,437	$445	$1,882	$378	$1,865	$3

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans, December 31, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$743	$220	$-	$52	$393	$1,658
SBA loans	-	497	-	40	48	-	585
Asset-based	-	1,897	124	46	-	-	2,067
	250	3,137	344	86	100	393	$4,310
Commercial real estate:
Commercial mortgages	-	15,232	883	-	912	316	17,343
SBA Loans	-	265	171	-	130	-	566
Construction	-	2,456	-	-	-	-	2,456
Religious organizations	-	10,414	931	623	629	-	12,597
	-	28,367	1,985	623	1,671	316	32,962

Total commercial loans	$250	$31,504	$2,329	$709	$1,771	$709	$37,272

	Residential Mortgage and Consumer Loans December 31, 2013
	- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,061	$115	$1,176
Home equity line of credit	24	-	24
1-4 family residential mortgages	2,467	242	2,709
	3,552	357	3,909

Consumer Other:
Consumer Installment	16	-	16
Student loans	1,366	-	1,366
Other	148	-	148
	1,530	-	1,530

Total consumer loans	$5,082	$357	$5,439

Total loans				$ 42,711

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

(In 000's)			Commercial Loans, December 31, 2012
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$104	$15	$220	$480	$393	$1,462
SBA loans	-	27	-	49	49	-	125
Asset-based	-	1,869	125	54	99	-	2,147
	250	2,000	140	323	628	393	3,734
Commercial real estate:
Commercial mortgages	-	12,678	1,322	-	403	317	14,721
SBA Loans	-	621	-	-	-	-	621
Construction	-	2,767	-	-	631	-	3,398
Religious organizations	-	8,183	3,623	162	674	-	12,642
	-	24,349	4,945	162	1,708	317	31,381

Total commercial loans	$250	$26,249	$5,085	$485	$2,336	$710	$33,115

	Residential Mortgage and Consumer Loans December 31, 2012
	- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,390	$63	$1,453
Home equity line of credit	26	-	26
1-4 family residential mortgages	2,914	226	3,140
	4,330	289	4,619

Consumer Other:
Consumer Installment	30	-	30
Student loans	1,588	-	1,588
Other	150	-	150
	1,768	-	1,768

Total consumer loans	$6,098	$289	$6,387

Total loans				$ 41,502

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

Allowance for loan losses.  The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:
  Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.
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
All of these factors may be susceptible to significant change.   There has been no change in qualitative factors during the year ending December 31, 2013 except for commercial and industrial loans for which there was an increase as a result of unfavorable trends.  However, the average rolling eight quarter net loss factors have declined during the period in each portfolio segment as a result of a lower level of net charge-offs in 2013, with the exception of the factor for commercial and industrial loans that increased as a result of unfavorable trends.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2013 and 2012 is as follows:

(in 000's)	For the Year Ended December 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	113	(106)	50	18	75

Charge-offs	(524)	-	(5)	(10)	(539)
Recoveries	3	78	9	9	99
Net charge-offs	(521)	78	4	(1)	(440)

Ending balance	$483	$280	$59	$17	$839

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

(in 000's)	For the Year Ended December 31, 2012
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$387	$412	$68	$-	$867
Provision for loan losses	560	(112)	-	5	453

Charge-offs	(56)	-	(80)	(21)	(157)
Recoveries	-	8	17	16	41
Net charge-offs	(56)	8	(63)	(5)	(116)

Ending balance	$891	$308	$5	$-	$1,204

(in 000's)	As of December 31, 2013

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$378	$-	$-	$-	$378
Loans collectively evaluated for impairment	105	280	59	17	461
	$483	$280	$59	$17	$839
Loans, ending balance:
Loans individually evaluated for impairment	$492	$1,390	$-	$-	$1,882
Loans collectively evaluated for impairment	3,818	31,572	3,909	1,530	40,829
Total	$4,310	$32,962	$3,909	$1,530	$42,711

(in 000's)	As of December 31, 2012

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$843	$-	$-	$-	$843
Loans collectively evaluated for impairment	48	308	5	-	361
	$891	$308	$5	$-	$1,204
Loans, ending balance:
Loans individually evaluated for impairment	$1,021	$1,323	$-	$-	$2,344
Loans collectively evaluated for impairment	2,713	30,058	4,619	1,768	39,158
Total	$3,734	$31,381	$4,619	$1,768	$41,502

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2013 and 2012 met the criteria of a TDR.  In addition, the Company had no loans classified as TDRs at December 31, 2013 and 2012.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2013	2012

Buildings and leasehold improvements	10-15 years	$781	$874
Furniture and equipment	3- 7 years	1,107	775
		$1,888	$1,649
Less accumulated depreciation		(1,239)	(1,086)
		$649	$563

Depreciation expense on fixed assets totaled $152,659 and $220,281 for the years ended December 31, 2013 and 2012, respectively.

The Bank leases other facilities and other equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2013 and 2012 was $507,700 and $465,800, respectively. Future minimum lease payments under operating leases are as follows:

 (In 000’s)

Year ending December 31,	Operating leases
2014	$454
2015	446
2016	460
2017	397
2018	406
Thereafter	1,631

Total minimum lease payments	$3,794

In April 2013, the Bank renegotiated and extended its lease for the corporate and retail space located at the Graham Building for 10 years.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

The following schedule reflects the components of other real estate owned at December 31, 2013 and 2012:

(in 000’s)	2013	2012
Commercial real estate	$191	$206
Residential real estate	242	569
Total	$433	$775

A summary of the change in other real estate owned follows:
(in 000’s)	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning Balance	$775	$1,285
Additions, transfers from loans	-	156
Sales	(185)	(434)
	590	1,007
Less: write-downs	(157)	(232)
Ending Balance	$433	$775

The following table details the components of net expense of other real estate owned.
(in 000’s)	Year ended December 31, 2013	Year ended December 31, 2012
Insurance	$16	$24
Legal fees	-	5
Maintenance	9	3
Professional fees	-	8
Real estate taxes	24	99
Utilities	5	21
Transfer-in write-up	-	(43)
Impairment charges	157	232
Total	$211	$349

7.  DEPOSITS

At December 31, 2013, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2014	$14,383
	2015	677
	2016	143
	2017	110
	2018	107
	Thereafter	43

		$15,463

At December 31, 2013, the Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $5 million.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

8.   BORROWINGS

At December 31, 2013, the Bank has the ability to borrow up to $500,000 on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $750,000 in securities.  As of December 31, 2013 and 2012, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2013, the Bank has net operating loss carry forwards of approximately $9,400,000 for income tax purposes that expire in 2020 through 2034.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $3,679,289 and $3,460,103 as of December 31, 2013 and 2012, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

	December 31,
	2013	2012

Deferred tax assets(liabilities):
Provision for loan losses	$191,387	$333,853
Unrealized (loss) gain on investment securities	161,082	(16,824)
Depreciation	31,199	94,393
Net operating carryforwards	3,198,011	2,897,243
Other, net	258,692	134,614
Valuation allowance for deferred tax assets	(3,679,289)	(3,460,203)
Net deferred tax assets (liabilities)	$161,082	$(16,824)

	2013	2012

Effective rate reconciliation:
Tax at statutory rate (34%)	$(227,425)	$(345,524)
Nondeductible expenses	6,070	6,507
Increase in valuation allowance	219,186	405,335
Other	2,169	(66,318)
Total tax expense	$-	$-

At December 31, 2013, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and the ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2010.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

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

A summary of the Bank’s financial instrument commitments is as follows:

	2013	2012

Commitments to extend credit	$10,278,928	$9,484,309
Outstanding letters of credit	1,050,832	1,173,374

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

11.  FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

December 31, 2013 and 2012

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

Loans Held for Sale. Fair values are estimated by using actual quoted market bids on a loan by loan basis.

Loans Held at Fair Value. Fair values are estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,802	$-	$3,802	-
Government Sponsored Enterprises residential mortgage-backed securities	5,649	-	$5,649	-
Money Market Funds	129	129	-	-
Total	$9,580	$129	$9,541	-
Loans held for sale	$1,646	$-	$1,646	-
Loans held at fair value	$447	$-	$-	$447

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	Fair value	Principal valuation techniques	Significant observable inputs	Range of inputs
Loans held at fair value:	$447	Discounted cash flow	Constant prepayment rate	7.74% to 7.985%
			Weighted average discount rate	9.106% to 9.111%
			Weighted average life	4.04 yrs to 4.08 yrs
			Average projected default rate	18%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value for the year ended December 31, 2013:

(in 000’s)	Loans held at fair value
Balance at December 31, 2012	$-
Origination of loans	491
Principal repayments	-
Change in fair value of financial instruments	(45)
Balance at December 31, 2013	$447

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Government Sponsored Enterprises residential mortgage-backed securities	$898	$-	$898	-
Money Market Funds	129	129	-	-
Total	$1,027	$129	$898

As of December 31, 2013 and 2012, the fair value of the Bank’s available-for-sale securities portfolio was approximately $9,580,000 and $1,027,000, respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and model-based valuation techniques for which the significant assumptions can be corroborated by market data.  There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2013 or 2012.

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of certain impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Impairment is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values for collateral dependent

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

Other real estate owned:  Other real estate owned (“OREO”) consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties are classified as OREO and are reported at the lower of cost or fair value less cost to sell.  The valuation allowance for OREO at December 31, 2013 and 2012 was approximately $157,000 and $233,000, respectively.

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2013, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2013.

Carrying Value at December 31, 2013:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during the year ended December 31, 2013
Impaired Loans	$1,304	-	-	$1,304	$(59)
Other real estate owned	433	-	-	433	(157)

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2012, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2012.

Carrying Value at December 31, 2012:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during the year ended December 31, 2012
Impaired Loans	$1,501	-	-	$1,501	$(843)
Other real estate owned	775	-	-	775	(232)

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

Loans Held for Sale. Fair values for loans held for sale are estimated by using actual quoted market bids on a loan by loan basis.

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non performance risk.  Prepayments and discount rates were based on current marketplace estimates and rates.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

Loans Held at Fair Value. The fair value of loans was estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, default and voluntary prepayments as well as loan specific assumptions for losses and recoveries.

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

The fair value of financial instruments at year-end are presented below:

  (in 000’s)
	Level in	2013		2012
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$5,790	$5,790	$10,236	$10,236
Available for sale securities	(1)	9,580	9,580	1,027	1,027
Held to maturity securities	Level 2	-	-	11,895	12,486
Loans held for sale	Level 2	1,646	1,646	-	-
Loans, net of allowance for loan losses	(2)	42,711	43,304	41,502	40,325
Interest receivable	Level 2	256	256	310	310
Liabilities:
Demand deposits	Level 2	28,658	28,658	29,851	29,851
Savings deposits	Level 2	12,988	12,988	14,239	14,239
Time deposits	Level 2	15,463	15,472	16,886	16,902
Interest Payable	Level 2	13	13	30	30
(1) Level 1 for money market funds; Level 2 for all other securities.
(2) Level 2 for non-impaired loans; Level 3 for impaired loans; Level 3 for $447,000 held at fair value.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2013	2012
Assets:
Cash and cash equivalents	$-	$-
Investment in United Bank of Philadelphia	3,210	4,240
Total assets	$3,210	$4,240

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(11,225)	(10,556)
Net unrealized holding gains on securities available-for-sale	(327)	34

Total shareholders’ equity	$3,210	$4,240

Condensed Statements of Operations
Years ended December 31,
(Dollars in thousands)	2013	2012
Other Expenses	$-	$(20)
Equity in net loss of subsidiary	(669)	(996)
Net loss	$(669)	$(1,016)

Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(669)	$(1,016)
Adjustments:
Equity in net loss of subsidiary	669	996
Net cash used in operating activities	-	(20)
Cash and cash equivalents at beginning of year	-	20
Cash and cash equivalents at end of year	$-	$-

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

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

Although the bank meets the framework to be considered “well capitalized” as setforth in tables below, the most recent notification as of September 30, 2013, from the FDIC and PADOB categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action due to the Consent Orders described below.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

The Company and the Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital to risk-
weighted assets:
Consolidated	$4,067	9.48%	$3,427	8.00%	N/A
Bank	4,067	9.48%	3,427	8.00%	$4,284	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	3,525	8.22%	1,713	4.00%	N/A
Bank	3,525	8.22%	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,525	5.67%	2,485	4.00%	N/A
Bank	3,525	5.67%	2,485	4.00%	3,107	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital to risk-
weighted assets:
Consolidated	$4,584	11.16%	$3,287	8.00%	N/A
Bank	4,584	11.16%	3,287	8.00%	$4,109	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	4,070	9.91%	1,644	4.00%	N/A
Bank	4,070	9.91%	1,644	4.00%	2,465	6.00%
Tier I capital to average assets:
Consolidated	4,070	6.00%	2,715	4.00%	N/A
Bank	4,070	6.00%	2,715	4.00%	3,394	5.00%

On January 31, 2012, the Bank entered into stipulations consenting to the issuance of Consent Orders with the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“Department”).  The material terms of the Consent Orders are identical.  The Consent Orders require the Bank to:

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

December 31, 2013 and 2012

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

The Consent Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders.

As of December 31, 2013, the Bank’s tier one leverage capital ratio was 5.67% and its total risk based capital ratio was 9.48%. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  Management has developed the written plans and policies required by the Consent Orders.  Management believes that the Bank will continue to endeavor to comply with the terms and conditions of the Orders and will continue to operate as an independent financial institution for the foreseeable future.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

15.  EARNINGS PER SHARE COMPUTATION

Net loss per common share is calculated as follows:
	Year ended December 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(668,898)
Basic EPS
Loss attributable to common stockholders	$(668,898)	1,068,588	$(0.63)
Diluted EPS
Loss attributable to common stockholders	$(668,898)	1,068,588	$(0.63)

	Year ended December 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,016,247)
Basic EPS
Loss attributable to common stockholders	$(1,016,247)	1,068,588	$(0.95)
Diluted EPS
Loss attributable to common stockholders	$(1,016,247)	1,068,588	$(0.95)

There were no common stock equivalents for the years December 31, 2013 and 2012.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2013 and 2012

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the company’s consolidated results of operations during 2013 and 2012, on a quarterly basis:

(Dollars in thousands)
	2013
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$741	$738	$700	$719
Interest expense	19	19	20	26
Net interest income	722	719	680	693
Provision for loan losses	30	30	(55)	70
Net interest after provision for loan losses	692	689	735	623
Noninterest income	382	176	654	195
Noninterest expense	1,167	1,198	1,293	1,157
Net loss	$(93)	$(333)	$96	$(339)
Basic loss per common share	$(0.09)	$(0.31)	$0.09	$(0.32)
Diluted loss per common share	$(0.09)	$(0.31)	$0.09	$(0.32)

(Dollars in thousands)
	2012
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$736	$768	$779	$802
Interest expense	31	32	33	43
Net interest income	705	736	746	759
Provision for loan losses	332	61	30	30
Net interest after provision for loan losses	373	675	716	729
Noninterest income	792	260	279	194
Noninterest expense	1,299	1,343	1,231	1,161
Net loss	$(134)	$(408)	$(236)	$(238)
Basic loss per common share	$(0.13)	$(0.38)	$(0.22)	$(0.22)
Diluted loss per common share	$(0.13)	$(0.38)	$(0.22)	$(0.22)