Form 10-K/A
period 2013-12-31
UNITED BANCSHARES INC /PA
filed 2014-04-11
CIK 944792

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

Yes [X]  No []

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

As of April 11, 2014, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of April 11, 2014.

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 31, 2014, is to furnish Exhibit 101 to the Form 10-K which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-K. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished with the original filing.

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