Form 10-Q
period 2014-03-31
UNITED BANCSHARES INC /PA
filed 2014-05-15
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes  X   No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes  X   No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer___	Accelerated filer___	Non-accelerated filer__	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes__ No  X

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of May 1, 2014, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of May 1, 2014.

FORM 10-Q

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets:	March 31, 2014	December 31, 2013
Cash and due from banks	$1,951,357	$2,340,002
Interest-bearing deposits with banks	309,597	306,776
Federal funds sold	2,786,000	3,143,000
Cash and cash equivalents	5,046,954	5,789,778

Investment securities:
Available-for-sale, at fair value	9,632,391	9,579,979

Loans held for sale, at fair value	-	1,645,832

Loans, net of unearned discounts and deferred fees ($446,108 and $446,523 at fair value at March 31, 2014 and December 31, 2013, respectively)	43,039,090	42,710,625
Less allowance for loan losses	(626,050)	(839,133)
Net loans	42,413,040	41,871,492
Bank premises and equipment, net	627,000	649,159
Accrued interest receivable	281,872	256,262
Other real estate owned	432,691	433,087
Prepaid expenses and other assets	523,032	525,466
Total assets	$58,956,980	$60,751,055
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$13,527,120	$14,526,988
Demand deposits, interest-bearing	13,827,602	14,131,452
Savings deposits	12,763,983	12,988,388
Time deposits, under $100,000	6,866,753	6,683,499
Time deposits, $100,000 and over	8,529,257	8,779,518
Total deposits	55,514,715	57,109,845
Accrued interest payable	16,550	12,722
Accrued expenses and other liabilities	313,711	418,604
Total liabilities	55,844,976	57,541,171

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368

Common stock, $0.01 par value; 2,000,000 shares authorized; 876,921 issued and outstanding	8,769	8,769

Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value; 191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(11,446,229)	(11,224,976)
Accumulated other comprehensive loss	(203,673)	(327,046)
Total shareholders’ equity	3,112,004	3,209,884
Total liabilities and shareholders’ equity	$58,956,980	$60,751,055

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Interest income:
Interest and fees on loans	$647,286	$628,176
Interest on investment securities	60,935	86,618
Interest on federal funds sold	2,337	4,394
Interest on time deposits with other banks	2,823	230
Total interest income	713,381	719,418

Interest expense:
Interest on time deposits	9,775	15,207
Interest on demand deposits	6,601	8,744
Interest on savings deposits	1,575	1,734
Total interest expense	17,951	25,685
Net interest income	695,430	693,733
Provision for loan losses	40,000	70,137

Net interest income after provision for loan losses	655,430	623,596

Noninterest income:
Customer service fees	95,812	100,608
ATM fee income	41,955	79,648
Loss on sale of other real estate owned	-	(396)
Other income	33,242	15,619
Total noninterest income	171,009	195,479

Noninterest expense:
Salaries, wages and employee benefits	417,089	377,464
Occupancy and equipment	254,525	243,899
Office operations and supplies	64,123	78,355
Marketing and public relations	18,424	15,980
Professional services	71,606	70,834
Data processing	112,842	120,865
Other real estate expense	12,583	43,505
Loan and collection costs	18,656	19,903
Deposit insurance assessments	34,000	36,999
Other operating	43,844	150,058
Total noninterest expense	1,047,692	1,157,862
Net loss before income taxes	(221,253)	(338,787)
Provision for income taxes	-	-
Net loss	$(221,253)	$(338,787)
Net loss per common share—basic and diluted	$(0.21)	$(0.32)
Weighted average number of common shares	1,068,588	1,068,588
Comprehensive loss:
Net loss	$(221,253)	$(338,787)
Unrealized gains (losses) on available for sale securities	123,373	(6,141)
Total comprehensive loss	$(97,879)	$(344,928)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31,

	2014	2013

Cash flows from operating activities:
Net loss	$(221,253)	$(338,787)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	40,000	70,137
Loss on sale of other real estate	-	396
Amortization of premiums on investments	5,614	23,043
Amortization of core deposit intangible	-	44,519
Depreciation on fixed assets	43,910	38,526
Write-down of other real estate owned	396	30,538
Net change in fair value of financial instruments	604	-
Increase in accrued interest receivable and other assets	(83,953)	(31,591)
Decrease in accrued interest payable and other liabilities	(101,065)	(137,857)
Net cash used in operating activities	(315,747)	(301,076)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	-	(754,054)
Proceeds from maturity and principal reductions of available-for-sale investment securities	126,125	131,161
Proceeds from maturity and principal reductions of held-to-maturity investment securities	-	1,695,657
Proceeds from the sale of other real estate owned	-	26,606
Proceeds from sale of loans	1,645,832	-
Net (increase) decrease in loans	(582,152)	186,522
Purchase of bank premises and equipment	(21,752)	(40,114)
Net cash provided by investing activities	1,168,054	1,245,778

Cash flows from financing activities:
Net decrease in deposits	(1,595,130)	(2,820,104)
Net cash used in financing activities	(1,595,130)	(2,820,104)
Net decrease in cash and cash equivalents	(742,824)	(1,875,402)
Cash and cash equivalents at beginning of period	5,789,778	10,236,199
Cash and cash equivalents at end of period	$5,046,954	$8,360,797
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,123	$24,644

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2013 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2014 and December 31, 2013 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2014 and 2013.

Management’s Use of Estimates
The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, valuation allowance for deferred tax assets, the carrying value of other real estate owned, and the determination of other than temporary impairment for securities.

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
  During regularly scheduled meetings of the Asset Quality Committee
  During regular reviews of the delinquency report
  During the course of routine account servicing, annual review, or credit file update
  Upon receipt of verifiable evidence of a material reduction in the value of collateral to a level that creates a less than desirable Loan-to-Value ratio
Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

2. Net Loss Per Share
The calculation of net loss per share follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Basic:
Net loss available to common shareholders	$(221,253)	$(338,789)
Average common shares outstanding-basic	1,068,588	1,068,588
Net loss per share-basic	$(0.21)	$(0.32)
Diluted:
Average common shares-diluted	1,068,588	1,068,588
Net loss per share-diluted	$(0.21)	$(0.32)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

 3.Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in other comprehensive income(loss):

	March 31, 2014
	Before tax	Tax	Net of tax
(in (000’s)	Amount	expense	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$183	$(60)	$123
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$183	$60	$123

	March 31, 2013
	Before tax	Tax	Net of tax
(in (000’s)	Amount	benefit	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$(9)	$3	$ (6)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$(9)	$3	$(6)

4. New Authoritative Accounting Guidance

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this amendment on January 1, 2014 had no impact on the Company’s financial statement disclosures.

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(192)	$3,905
Government Sponsored Enterprises residential mortgage-backed securities	5,710	39	(152)	5,598
Investments in money market funds	129	-	-	129
	$9,936	$39	$(343)	$9,632

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(295)	$3,802
Government Sponsored Enterprises residential mortgage-backed securities	5,841	36	(228)	5,649
Investments in money market funds	129	-	-	129
	$10,067	$36	$(523)	$9,580

The amortized cost and fair value of debt securities classified as available-for-sale and held-to-maturity, by contractual maturity, as of March 31, 2014, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Available-for-Sale
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	3,905
Government Sponsored Enterprises residential mortgage-backed securities	5,710	,5,598
Total debt securities	9,807	9,503
Investments in money market funds	129	129
	$9,936	$9,632

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	15	$3,673	$(174)	$232	$(18)	$3,905	$(192)

Government Sponsored Enterprises residential
mortgage-backed securities	19	4,325	(129)	226	(22)	4,551	(152)
Total temporarily
Impaired investment
securities	34	$7,998	$(303)	$458	$(40)	$8,456	$(343)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	15	$3,576	$(270)	$225	$(25)	$3,801	$(295)

Government Sponsored Enterprises residential
mortgage-backed securities	21	$4,777	$(228)	$-	$-	$4,777	$(228)
Total temporarily
Impaired investment
securities	36	$8,353	$(498)	$-	$-	$8,578	$(523)

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

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:
(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial and industrial	$4,267	$4,310
Commercial real estate	33,442	32,962
Consumer real estate	3,833	3,909
Consumer loans other	1,497	1,530
Total loans	$43,039	$42,711

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
All of these factors may be susceptible to significant change.  During the quarter ended March 31, 2014, the Bank increased the qualitative factor for its commercial industrial loans because of charge-off trends and delinquencies in this segment of the loan portfolio.  In addition, the average historical loss factor for this sector increased as a result of  net charge-offs totaling approximately $251,000 during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended March 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$483	$280	$59	$17	$839
Provision for loan losses	64	17	(40)	(1)	40

Charge-offs	(253)	-	-	(7)	(260)
Recoveries	2	-	1	4	7
Net recoveries	(251)	-	1	(3)	(253)

Ending balance	$296	$297	$20	$13	$626

(in 000's)	For the Three months ended March 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	62	(33)	41	-	70

Charge-offs	(340)	-	-	-	(340)
Recoveries	1	-	2	-	3
Net (charge-offs) recoveries	(339)	-	2	-	(337)

Ending balance	$614	$275	$48	$-	$937

(in 000's)	March 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$123	$27	$-	$-	$150
Loans collectively evaluated for impairment	173	270	20	13	476
	$296	$297	$20	$13	$626

Loans, ending balance:
Loans individually evaluated for impairment	$234	$1,749	$-	$-	$1,983
Loans collectively evaluated for impairment	4,033	31,693	3,833	1,497	41,056
Total	$4,267	$33,442	$3,833	$1,497	$43,039

	December 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$378	$-	$-	$-	$378
Loans collectively evaluated for impairment	105	280	59	17	461
	$483	$280	$59	$17	$839

Loans, ending balance:
Loans indivdually evaluated for impairment	$492	$1,390	$-	$-	$1,882
Loans collectively evaluated for impairment	3,818	31,572	3,909	1,530	40,829
Total	$4,310	$32,962	$3,909	$1,530	$42,711

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of March 31, 2014 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$220	$-	$186	$406	$1,064	$1,470
SBA loans	48	-	127	175	379	554
Asset-based	-	-	-	-	2,243	2,243
Total Commercial and industrial	268	-	313	581	3,686	4,267

Commercial real estate:
Commercial mortgages	114	-	1,000	1,114	16,240	17,354
SBA loans	171	-	-	171	387	558
Construction	-	-	-	-	3,307	3,307
Religious organizations	-	-	622	622	11,601	12,223
Total Commercial real estate	285	-	1,622	1,907	31,535	33,442

Consumer real estate:
Home equity loans	-	-	424	424	730	1,154
Home equity lines of credit	-	-	-	-	24	24
1-4 family residential mortgages	-	-	309	309	2,346	2,655
Total consumer real estate	-	-	733	733	3,100	3,833

Total real estate	285	-	2,355	2,640	34,635	37,275

Consumer and other:
Consumer installment	-	-	-	-	12	12
Student loans	95	114	-	209	1,106	1,315
Other	11	-	-	11	159	170
Total consumer and other	106	114	-	220	1,277	1,497

Total loans	$659	$114	$2,668	$3,441	$39,598	$43,039

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 is as follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$444	$444	$1,214	$1,658
SBA loans	-	-	130	130	455	585
Asset-based	-	-	-	-	2,067	2,067
Total Commercial and industrial	-	-	574	574	3,736	4,310

Commercial real estate:
Commercial mortgages	2	442	630	1,094	16,249	17,343
SBA loans	184	-	-	184	382	566
Construction	-	-	-	-	2,456	2,456
Religious organizations	-	-	629	629	11,968	12,597
Total Commercial real estate	206	442	1,259	1,907	31,055	32,962

Consumer real estate:
Home equity loans	209	147	115	471	705	1,176
Home equity lines of credit	-	-	-	-	24	24
1-4 family residential mortgages	125	-	242	367	2,342	2,709
Total consumer real estate	334	147	357	838	3,071	3,909

Total real estate	540	589	1,616	2,745	34,126	36,871

Consumer and other:
Consumer installment	-	-	-	-	16	16
Student loans	87	141	-	228	1,138	1,366
Other	5	-	-	5	143	148
Total consumer and other	92	141	-	233	1,297	1,530

Total loans	$632	$730	$2,190	$3,552	$39,159	$42,711

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
  Risk ratings of “5” are assigned to “Special Mention” loans that do not presently expose the Bank to a significant degree of risks, but have potential weaknesses/deficiencies deserving Management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. No loss of principal or interest is envisioned.  Borrower is experiencing adverse operating trends, which potentially could impair debt, services capacity and may necessitate restructuring of credit.  Secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure. However, a restructuring of the debt should result in repayment.The asset is currently protected, but is potentially weak.  This category may include credits with  inadequate loan agreements, control over the collateral or an unbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized but exceptions are considered material. These borrowers would have limited ability to obtain credit elsewhere.

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans March 31, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$814	$220	$-	$47	$139	$1,470
SBA loans	-	2,073	125	46	-	-	2,244
Asset-based	-	465	-	40	48	-	553
	250	3,352	345	86	95	139	4,267
Commercial real estate:
Commercial mortgages	-	14,888	869	-	1,281	316	17,354
SBA Loans	-	260	171	-	127	-	558
Construction	-	3,307	-	-	-	-	3,307
Religious organizations	-	10,061	919	621	622	-	12,223
	-	28,516	1,959	621	2,030	316	33,442

Total commercial loans	$250	$31,868	$2,304	$707	$2,125	$455	$37,709

	Residential Mortgage and Consumer Loans March 31, 2014
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$730	$424	$1,154
Home equity line of credit	24	-	24
1-4 family residential mortgages	2,346	309	2,655
	3,100	733	3,833

Consumer Other:
Consumer Installment	12	-	12
Student loans	1,315	-	1,315
Other	170	-	170
	1,497	-	1,497

Total consumer loans	$4,597	$733	$5,330

Total loans				$43,039

(In 000's)	Commercial Loans, December 31, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$743	$220	$-	$52	$393	$1,658
SBA loans	-	497	-	40	48	-	585
Asset-based	-	1,897	124	46	-	-	2,067
	250	3,137	344	86	100	393	4,310
Commercial real estate:
Commercial mortgages	-	15,232	883	-	912	316	17,343
SBA Loans	-	265	171	-	150	-	566
Construction	-	2,456	-	-	-	-	2,456
Religious organizations	-	10,414	931	623	629	-	12,597
	-	28,367	1,985	623	1,671	316	32,962

Total commercial loans	$250	$31,504	$2,329	$709	$1,771	$709	$37,272

	Residential Mortgage and Consumer Loans December 31, 2013

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,061	$115	$1,176
Home equity line of credit	24	-	24
1-4 family residential mortgages	2,467	242	2,709
	3,552	357	3,909

Consumer Other:
Consumer Installment	16	-	16
Student loans	1,366	-	1,366
Other	148	-	148
	1,530	-	1,530

Total consumer loans	$5,082	$357	$5,439

Total loans				$ 42,711

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. During the three months ended March 31, 2014, the Bank charged off approximately $253,000 related to one impaired loan for which specific reserves had been previously allocated.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2014 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$437	$45	$141	$186	$75
SBA Loans	48	-	48	48	48
Total commercial and industrial	485	45	189	234	123

Commercial real estate:
Commercial mortgages	1,000	624	376	1,000	27
SBA Loans	127	127	-	127	-
Religious organizations	622	622	-	622	-
Total commercial real estate	1,749	1,373	376	1,749	27

Total loans	$2,234	$1,418	$565	$1,983	$150

Impaired loans as of December 31, 2013 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$444	$47	$397	$444	$330
SBA loans	48	-	48	48	48
Asset-based	-	-	-	-	-
Total commercial and industrial	492	47	445	492	378

Commercial real estate:
Commercial mortgages	630	630	-	630	-
SBA Loans	130	130	-	130	-
Religious organizations	630	630	-	630	-
Total commercial real estate	1,390	1,390	-	1,390	-

Total loans	$1,882	$1,437	$445	$1,882	$378

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans for the three months ended March 31, 2014 and 2013.

		Three Months Ended		Three Months Ended
(In 000's)		March 31, 2014		March 31, 2013
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	loans

Commercial and industrial:
Commercial	$357	$-	$749	$1
SBA loans	48	-	49	1
Asset-based	-	-	110	-
Total commercial and industrial	405	-	908	2

Commercial real estate:
Commercial mortgages	573	-	642	4
SBA loans	161	-	-	-
Religious organizations	624	2	571	-
Total commercial real estate	1,358	2	1,213	4

Total loans	$1,763	$2	$2,121	$6

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2014 and December 31, 2013.

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

Activity in other real estate owned for the periods was as follows:

(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Beginning balance	$433	$775
Additions, transfers from loans	-	-
Proceeds from sales	-	(27)
	433	748
Write-downs and net gains (losses) on sales	-	(30)
Ending Balance	$433	$718

The following schedule reflects the components of other real estate owned:

(in 000's)	March 31, 2014	December 31, 2013
Commercial real estate	$191	$191
Residential real estate	242	242
Total	$433	$433

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2014	March 31, 2013
Insurance	$5	$6
Professional fees	-	-
Real estate taxes	7	6
Utilities	1	2
Other	-	-
Transfer-in write-up	-	-
Impairment charges (net)	-	30
Total	$13	$44

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

Level 2
  Quoted prices for similar assets or liabilities in active markets.
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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,905	$-	$3,905	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,598	-	5,598	-
Money Market Funds	129	129	-	-
Total	$9,632	$129	$9,503	$-
Loans held at fair value	$446	$-	$-	$446

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,802	$-	$3,802	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,649	-	5,649	-
Money Market Funds	129	129	-	-
Total	$9,580	$129	$9,541	$-
Loans held for sale	$1,646	$-	$1,646	$-
Loans held at fair value	$447	$-	$-	$447

The fair value of the Bank’s AFS securities portfolio was approximately $9,632,000 and $9,580,000 at March 31, 2014, and December 31, 2013, respectively. At March 31, 2014, approximately 58% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,598,000.  At December 31, 2013, approximately 59%

of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,649,000.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended March 31, 2014 and year ended December 31, 2013.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	March 31, 2014 Fair value	December 31, 2013 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2014 Range of inputs	December 31, 2013 Range of inputs
Loans held at fair value:	$446	$447	Discounted cash flow	Constant prepayment rate	7.194% to 7.456%	7.74% to 7.985%
				Weighted average discount rate	8.03%	9.106% to 9.111%
				Weighted average life	4.03 yrs to 4.07 yrs	4.08 yrs to 4.11 yrs
				Average projected default rate	18%	18%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2013	$447
Origination of loans	-
Principal repayments	-
Change in fair value of financial instruments	(1)
Balance at March 31, 2014	$446

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2014 and year ended December 31, 2013.

Carrying Value at March 31, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended
Impaired loans	$1,833	$-	$-	$1,833	$(27)
Other real estate owned (“OREO”)	433	-	-	433	-

Carrying Value at December 31, 2013:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,304	$-	$-	$1,304	$(59)
Other real estate owned (“OREO”)	433	-	-	433	(157)

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

Loans Held at Fair Value: The fair value of loans was estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, default and voluntary prepayments as well as loan specific assumptions for losses and recoveries.

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

The fair value of assets and liabilities are depicted below:

		March 31, 2014		December 31, 2013
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$5,047	$5,047	$5,790	$5,790
Available for sale securities	(1)	9,632	9,632	9,580	9,580
Loans held for sale	Level 2	-	-	1,646	1,646
Loans, net of allowance for loan losses	(2)	42,413	42,358	42,711	43,304
Accrued interest receivable	Level 2	282	282	256	256
Liabilities:
Demand deposits	Level 2	27,355	27,355	28,658	28,658
Savings deposits	Level 2	12,764	12,764	12,988	12,988
Time deposits	Level 2	15,396	15,413	15,463	15,472
Accrued interest payable	Level 2	17	17	13	13

(1) Level 1 for money market funds; Level 2 for all other securities.
(2) Level 2 for non-impaired loans; Level 3 for impaired loans, Level 3 for $446,000 and $447,000 held at fair value at March 31, 2014 and December 31, 2013, respectively.

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
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted as required.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted as required.

Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators as required.

Revise its liquidity and funds management policy and update and review the policy annually;	The Bank’s liquidity policy and contingency plan were submitted to regulators for review as required.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports were prepared and submitted as required.

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

 As of March 31, 2014 and December 31, 2013, the Bank’s tier one leverage capital ratio was 5.40% and 5.67%, respectively, and its total risk based capital ratio was 9.26% and 9.48%, respectively.   Year-to-date losses continue to erode capital.  Also, the total risk based capital ratio decreased because of an increase in loans that carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

1.	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.
2.	External equity investments—an investment banker has been engaged to help the Bank generate external capital investments.

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

Overview

The Company reported a net loss of approximately $221,000 ($0.21 per common share) for the quarter ended March 31, 2014 compared to a net loss of approximately $339,000 ($0.32 per common share) for the same quarter in 2013.     Although there has been a reduction in noninterest expenses, operating losses continue as a result of a decline in the Bank’s average earning assets related to deposit attrition resulting in the inability to achieve the economies of scale. Management remains committed to further improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

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
The Bank is a CDFI and may have the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program and Technical Assistance (TA) Program were created to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. These programs complement the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In 2014, management will seek funding from available CDFI programs to supplement capital and support technical assistance and growth.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some volatility during the quarter ended March 31, 2014 with increased delinquencies and classified loans.  While some progress has been made in the Bank’s underwriting and customer relationship management practices, additional efforts are necessary to ensure stabilization and  improvement in asset quality trends. Proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.  In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to reduce the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. The Bank will seek to increase noninterest income and further reduce noninterest expense to achieve core earnings. A strategy of increased SBA loan origination with sales of the guaranteed portion in the secondary market for a gain will be utilized.   There is a growing pipeline of SBA loans that are expected to close during 2014.   Although some improvement has been made in 2014 compared to 2013, the Bank’s noninterest expense remains elevated.  The Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Further savings and efficiencies, where possible, including the following:

1.
Review and re-negotiation of significant contracts (i.e. data processing, credit card, Electronic Funds Transfer(“EFT”) services, etc.)-The Bank’s EFT contract expires in August 2014.  At expiration, EFT services will be consolidated with the Bank’s core vendor to achieve operational and cost efficiencies.

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

Another challenge to increased earnings is the reduction in the volume of earning assets. Although margins have increased because of growth in loan origination activity, net interest income declined because of the reduction in the volume of total earning assets.  Management must continue to balance asset growth with capital adequacy requirements.

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

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2013 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2014	Quarter ended March 31, 2013
Statement of operations information:
Net interest income	$695	$694
Provision for loan losses	40	70
Noninterest income	171	195
Noninterest expense	1,048	1,157
Net loss	(221)	(339)
Net loss per share-basic and diluted	(0.21)	(0.32)

Balance Sheet information:	March 31, 2014	December 31, 2013
Total assets	$58,957	$60,751
Loans, net	42,413	41,871
Investment securities	9,632	9,580
Deposits	55,515	57,110
Shareholders' equity	3,112	3,210

Ratios*:	Quarter ended March 31, 2014	Quarter ended March 31, 2013
Return on assets	(1.46)%	(2.04)%
Return on equity	(28.78)	(32.29)%
*annualized

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $1,418,000, or 2.37% during the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013. Average funding sources declined approximately $1,356,000, or 2.32%, during the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)
	March 31, 2014			December 31, 2013
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$43,555	$(340)	(0.77)%	$43,895
Investment Securities	10,021	(138)	(1.36)	10,159
Federal funds sold	4,463	(940)	(17.40)	5,403
Balances with other banks	307	-	-	307
Total uses	$58,346	$(1,418)		$59,764
Funding sources:
Demand deposits
Noninterest-bearing	$14,836	$(348)	(2.29)%	$15,184
Interest-bearing	13,827	(587)	(4.07)	14,414
Savings deposits	12,935	(315)	(2.38)	13,250
Time deposits	15,541	(106)	(0.68)	15,647
Total sources	$57,139	$(1,356)		$58,495

Loans
Average loans decreased by approximately $340,000, or 0.77%, during the quarter ended March 31, 2014. In January 2014, the Bank’ sold the guaranteed portion of SBA loans totaling approximately $1.4 million which was consistent with its strategy of building both outstanding loans as well as fee income from loan sales. The Bank’s commercial loan pipeline continues to grow with a specific focus on SBA loan origination. At March 31, 2014, the pipeline totaled more than $5 million in loans that are expected to close during 2014.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $33.4 million, or 77.70%, of total loans at March 31, 2014 of which approximately $16 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2014 were approximately $12.2 million, or 37%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current economic conditions that could negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	March 31,	December 31,
(In 000's)	2014	2013

Commercial and industrial:
Commercial	$1,470	$1,658
SBA loans	554	585
Asset-based	2,243	2,067
Total commercial and industrial	4,267	4,310

Commercial real estate:

Commercial mortgages	17,354	17,343
SBA loans	558	566
Construction	3,307	2,456
Religious organizations	12,223	12,597
Total commercial real estate	33,442	32,962

Consumer real estate:
Home equity loans	1,154	1,176
Home equity lines of credit	24	24
1-4 family residential mortgages	2,655	2,709
Total consumer real estate	3,833	3,909

Total real estate	37,275	36,871

Consumer and other:
Consumer installment	12	16
Student loans	1,315	1,366
Other	170	148
Total consumer and other	1,497	1,530

Loans, net	$43,039	$42,711

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.46% at March 31, 2014 compared to 1.89% at December 31, 2013.  The reduction is related to a $253,000 charge-off of the portion of one impaired loan for which a specific reserve was previously allocated

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,984,000 at March 31, 2014 compared to $1,882,000 at December 31, 2013. The valuation allowance associated with impaired loans was approximately $150,000 and $378,000, at March 31, 2014 and December 31, 2013, respectively. The increase in impaired loans is attributable to the transfer of one commercial real estate loan totaling $376,000 to impairment status offset by the charge-off of approximately $253,000 related to one impaired commercial and industrial loan for which a specific reserve had been previously allocated.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2014 and December 31, 2013, loans to religious organizations represented approximately $622,000 and $630,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans decreased from 38.31% at December 31, 2013 to 23.50% at March 31, 2014 primarily as a result of charge-off activity as well as an increased level of nonperforming consumer and commercial mortgage loans. The level of nonperforming loans to total loans increased from 5.28% at December 31, 2013 to 6.01% at March 31, 2014. Approximately 88% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2014	December 31, 2013
Commercial and industrial:
Commercial	$186	$444
Asset-based	127	130
Total commercial and industrial	313	574

Commercial real estate:
Commercial mortgages	1,000	630
SBA loans	-	-
Religious organizations	622	629
Total commercial real estate	1,622	1,259

Consumer real estate:
Home equity loans	424	115
1-4 family residential mortgages	309	242
Total consumer real estate	733	357

Total real estate	$2,355	$1,616

Total nonperforming loans	$2,668	$2,190
OREO	433	433
Total nonperforming assets	$3,101	2,623

Nonperforming loans to total loans	6.20%	5.28%
Nonperforming assets to total loans and OREO	7.13%	6.26%
Nonperforming assets to total assets	5.27%	4.33%

Allowance for loan losses as a percentage of:
Total loans	1.46%	1.89%
Total nonperforming loans	23.50%	38.31%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	March 31, 2014	December 31, 2013
Commercial real estate:
Commercial mortgages	$-	$442
Total commercial real estate	-	442

Consumer real estate:
Home equity loans	-	147
Total consumer real estate	-	147

Consumer and other:
Student loans	114	141
Total consumer and other	114	141

Total	$114	$730

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $166,000, or 1.68%, during the quarter ended March 31, 2014. The decrease was primarily related to monthly paydown activity in the mortgage-backed security portfolio.

The average yield on the investment portfolio was relatively unchanged at 2.43% for the quarter ended March 31, 2014 compared to 2.51% for the quarter ended December 31, 2013.  The duration of the portfolio shortened to 4.3 years at March 31, 2014 compared to 4.7 years at December 31, 2013 as a result of market rate changes during the quarter.  Amortizing GSE mortgage-backed securities approximate 58% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended March 31, 2014, average deposits decreased approximately $1,356,000, or 2.32%. The decline was concentrated in the Bank’s demand deposit account balances that fell by $935,000, or 3.22%, as a result of customers that receive contract-related funding for which there are wide fluctuations in balances.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits.   Average savings deposits declined by approximately $315,000, or 2.38%, as a result of a customer in the construction industry that maintained reserve funds that were utilized at project completion.

Certificates of deposit declined on average by approximately $106,000, or 0.68%, as the result of the non-renewal of a corporate deposit.  In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

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

	March 31, 2014	December 31, 2013
Commitments to extend credit	$10,199,000	$10,278,928
Standby letters of credit	1,050,000	1,050,832

The level of commitments at March 31, 2014 decreased slightly as a result of the funding of several construction loans/lines of credit.  More than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2014, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $5.0 million, or 8.56% of total assets, compared to $5.8 million, or 9.53%, at December 31, 2013. Increased loan activity and reduced deposit balances resulted in the reduction in liquidity.

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
The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $625,000. In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

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

At March 31, 2014, a positive gap position is maintained on a cumulative basis through 1 year of 4.64% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents a decline from the December 31, 2013 positive gap position of 9.58%. This decrease resulted from the reduction in Federal Funds Sold created by a decline in deposit balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  A March 31, 2014, the change in the market value of equity in a +200 basis point interest rate change is  -39.10%, in excess of the policy limit of 25%, and  -63.6% in a +400 basis point interest rate change, in excess of the policy limit of -50%.  The exception to policy is primarily related to the 2013 bond transaction for which longer term fixed rate bonds and mortgage-backed securities were purchased that decline in value when interest rates rise.  The analysis is prepared on a static basis however, because more than 50% of the portfolio includes amortizing securities, market risk should gradually decline as cashflows are reinvested in the current market.  Also, management will continue to mitigate this risk by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at March 31, 2014.

Capital Resources
Total shareholders' equity decreased approximately $98,000 compared to December 31, 2013 as a result of the net loss of approximately $221,000 during the three months ended March 31, 2014 offset by other comprehensive income of approximately $123,000 related to a decrease in the unrealized loss on the securities classified as available-for-sale.

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

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  UBS and the Bank are “adequately-capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

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

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

 (In 000’s)

	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$3,789	9.26%	$3,273	8.00%	N/A
Bank	3,789	9.26	3,273	8.00%	$4,092	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,276	8.01	1,637	4.00%	N/A
Bank	3,276	8.01	1,637	4.00%	2,455	6.00%
Tier I capital to average assets:
Consolidated	3,276	5.40	2,425	4.00%	N/A
Bank	3,276	5.40	2,425	4.00%	3,032	5.00%

(In 000’s)

	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,067	9.48%	$3,427	8.00%	N/A
Bank	4,067	9.48	3,427	8.00%	$4,284	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,525	8.22	1,713	4.00%	N/A
Bank	3,525	8.22	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,525	5.67	2,485	4.00%	N/A
Bank	3,525	5.67	2,485	4.00%	3,107	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $221,000 ($0.21 per common share) for the quarter ended March 31, 2014 compared to a net loss of approximately $339,000 ($0.32 per common share) for the same quarter in 2013.     A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended March 31, 2014			Three months ended March 31, 2013
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$43,555	$647	5.94%	$41,532	$628	6.05%
Investment securities	10,021	61	2.43	12,803	87	2.72
Federal funds sold	4,463	2	0.18	8,513	4	0.19
Interest bearing balances with other banks	307	3	3.91	306	1	-
Total interest-earning assets	58,346	713	4.89	63,154	719	4.55
Interest-bearing liabilities
Demand deposits	13,827	7	0.20	15,261	8	0.21
Savings deposits	12,935	1	0.03	14,260	2	0.06
Time deposits	15,541	10	0.26	16,622	15	0.36
Total interest-bearing liabilities	42,303	18	0.17	46,143	25	0.22
Net interest income		$695			$694
Net yield on interest-earning assets			4.76%			4.40%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $1,000, or 0.24%, for the quarter ended March 31, 2014 compared to the same quarter in 2013. Although the level of average earning assets declined by $4.6 million, the net yield improved compared to 2013 primarily as a result of a reduction in the cost of funds because of rate reductions made on the Bank’s deposit products to follow market conditions. Also, there was a reduction in the level of investment in lower yielding Federal Funds Sold because of the decline in deposit balances; thereby, boosting the net yield.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2014 compared to 2013			Three months ended March 31, 2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$31	$(12)	$19	$-	$(32)	$(32)
Investment securities	(20)	(6)	(26)	(46)	(4)	(50)
Federal funds sold	(2)	-	(2)	(1)	-	(1)
Interest bearing balances with other banks	-	2	2	-	-	-
Total Interest-earning assets	9	(16)	(7)	(47)	(36)	(83)
Interest paid on:
Demand deposits	(1)	-	(1)	(1)	(4)	(5)
Savings deposits	-	(1)	(1)	-	-	-
Time deposits	(1)	(5)	(6)	(8)	(4)	(12)
Total interest-bearing liabilities	(2)	(6)	(8)	(9)	(8)	(17)
Net interest income	$11	$(10)	$1	$(38)	$(28)	$(66)

For the quarter ended March 31, 2014 compared to the same period in 2013, there was an increase in net interest income of approximately $11,000 due to changes in volume offset by a decrease of approximately $10,000 due to changes in rate. The increase in 2014 is primarily related to the increase in the volume of loans coupled with a reduction in the rates paid on deposits.

Provision for Loan Losses
There was a provision for loan losses of $40,000 for the quarter ended March 31, 2014 compared to a provision of $70,000 for the same quarter in 2013.   In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased approximately $24,000, or 12.52%, for the quarter ended March 31, 2014 compared to the same quarter in 2013.

 Customer service fees declined by approximately $5,000, or 4.77%, for the quarter ended March 31, 2014 compared to 2013.  The decrease is primarily related to a lower level of fees on savings accounts and debit card usage fees.

ATM activity fees declined by approximately $38,000, or 47.32%, for the quarter ended March 31, 2014 compared to the same period in 2013. The decline is related to the expiration and non-renewal of the Bank’s ATM contract with Rite Aid that resulted in the removal of ATM from stores in July 2013. The Bank is actively seeking to place machines in other high volume locations.

During the quarter ended March 31, 2014, the Bank received a refund of 2011 Pennsylvania Bank Shares Tax totaling approximately $18,000 that was recorded as Other Income because it related to a prior tax year.

Noninterest Expense
Salaries and benefits increased approximately $40,000, or 10.50%, for the quarter ended March 31, 2014 compared to 2013.  In August 2013, as required by the Consent Orders, a senior lending officer was hired to support the Bank’s business development and credit administration function.  In addition, the Bank’s medical insurance expense increased approximately $13,000, or 38.71%, during the quarter compared to 2013 as a result of increased personnel utilization and a general increase in the cost of insurance.

Occupancy and equipment expense increased approximately $11,000, or 4.36%, for the quarter ended March 31, 2014 compared to 2013 because of increased property taxes related to the City of Philadelphia’s re-assessment of real estate values as well as increased common area maintenance expenses.

Office operations and supplies expense decreased by approximately $14,000, or 18.16%, for the quarter ended March 31, 2014 compared to 2013 as a result of a change in vendors, a conscious effort to reduce the utilization of supplies and a shift to electronic transmission of branch-related items that reduced paper usage.

Marketing and public relations expense increased approximately $2,000, or 15.29%, for the quarter ended March 31, 2014 compared to 2013 primarily related to shareholder-related communications.

Professional services expense increased approximately $1,000, or 1.09%, for the quarter ended March 31, 2014 compared to 2013.  Reductions in legal and consulting fees were offset by increase audit expenses because of the Bank’s Consent Orders.

Data processing expenses decreased approximately $8,000, or 6.64%, for the quarter ended March 31, 2014 compared to 2013 primarily because of a reduction in electronic funds transfer processing cost related to the Bank’s ATM network.

Federal deposit insurance assessments decreased approximately $3,000 for the quarter ended March 31, 2014 compared to 2013.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The decrease for the quarter is primarily related to the reduction in the Bank’s total assets.

Net other real estate expenses declined approximately $31,000, or 71.08%, for the quarter ended March 31, 2014    compared to 2013.  The decrease was primarily the result of a reduction in the net write-downs of other real estate properties because of property sales and value stabilization.

Loan and collection expenses decreased approximately $1,000, or 6.27%, for the quarter ended March 31, 2014 compared to 2013.  The decrease is directly related to a reduction in the level of foreclosure/collection activity compared to the same period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of March 31, 2014, the Bank’s tier one leverage capital ratio was 5.40% and its total risk based capital ratio was 9.26%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: May 15, 2014	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: May 15, 2014	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.