Form 10-Q
period 2014-06-30
UNITED BANCSHARES INC /PA
filed 2014-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 1, 2014, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of August 1, 2014.

FORM 10-Q

Index

Index

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets:	June 30, 2014	December 31, 2013
Cash and due from banks	$2,223,800	$2,340,002
Interest-bearing deposits with banks	309,759	306,776
Federal funds sold	3,276,000	3,143,000
Cash and cash equivalents	5,809,559	5,789,778

Investment securities available-for-sale, at fair value	9,666,704	9,579,979

Loans held for sale, at fair value	-	1,645,832

Loans, net of unearned discounts and deferred fees ($442,088 and $446,523 at
fair value at June 30, 2014 and December 31, 2013, respectively)	43,099,359	42,710,625
Less allowance for loan losses	(657,291)	(839,133)
Net loans	42,442,068	41,871,492
Bank premises and equipment, net	587,509	649,159
Accrued interest receivable	258,767	256,262
Other real estate owned	420,035	433,087
Prepaid expenses and other assets	451,048	525,466
Total assets	$59,635,690	$60,751,055
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,808,732	$14,526,988
Demand deposits, interest-bearing	13,882,075	14,131,452
Savings deposits	12,394,078	12,988,388
Time deposits, under $100,000	6,718,708	6,683,499
Time deposits, $100,000 and over	8,424,119	8,779,518
Total deposits	56,227,712	57,109,845
Accrued interest payable	13,402	12,722
Accrued expenses and other liabilities	353,828	418,604
Total liabilities	56,594,942	57,541,171

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(11,649,175)	(11,224,976)
Accumulated other comprehensive loss	(71,983)	(327,046)
Total shareholders’ equity	3,040,748	3,209,884
Total liabilities and shareholders’ equity	$59,635,690	$60,751,055

The accompanying notes are an integral part of these statements.

Index

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)
	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Interest income:
Interest and fees on loans	$638,877	$630,275	$1,286,163	$1,258,451
Interest on investment securities	58,857	66,721	119,792	153,339
Interest on federal funds sold	2,236	3,214	4,573	7,607
Interest on time deposits with other banks	164	173	2,987	404
Total interest income	700,134	700,383	1,413,515	1,419,801

Interest expense:
Interest on time deposits	9,728	12,326	19,503	27,534
Interest on demand deposits	6,750	6,145	13,351	14,889
Interest on savings deposits	1,571	1,678	3,146	3,412
Total interest expense	18,049	20,149	36,000	45,835
Net interest income	682,085	680,234	1,377,515	1,373,966
Provision (credit) for loan losses	30,000	(55,000)	70,000	15,137

Net interest income after provision (credit) for loan losses	652,085	735,234	1,307,515	1,358,829

Noninterest income:
Customer service fees	102,163	101,304	197,975	201,912
ATM fee income	45,292	80,508	87,247	160,157
Gain on sale of investment securities	-	378,248	-	378,248
Loan syndication fees	87,550	88,300	87,550	88,300
Loss on sale of other real estate owned	-	(13,484)	-	(13,880)
Other income	17,065	19,187	50,307	34,805
Total noninterest income	252,070	654,063	423,079	849,542

Noninterest expense:
Salaries, wages and employee benefits	396,901	371,532	813,990	748,996
Occupancy and equipment	241,978	264,145	496,503	508,044
Office operations and supplies	69,854	76,454	133,977	154,808
Marketing and public relations	18,846	18,722	37,270	34,702
Professional services	74,534	77,346	146,140	148,180
Data processing	107,029	103,714	219,871	224,579
Other real estate expense	24,573	124,039	37,156	167,544
Loan and collection costs	20,272	38,906	38,928	58,808
Deposit insurance assessments	38,000	37,654	72,000	74,652
Other operating	115,114	180,808	158,958	330,868
Total noninterest expense	1,107,101	1,293,320	2,154,793	2,451,181
Net loss before income taxes	(202,946)	95,977	(424,199)	(242,810)
Provision for income taxes	-	-	-	-
Net (loss) income	$(202,946)	$95,977	$(424,199)	$(242,810)
Net (loss) income per common share—basic and diluted	$(0.19)	$0.09	$(0.40)	$(0.23)
Weighted average number of common shares	1,068,588	1,068,588	1,068,588	1,068,588
Comprehensive loss:
Net (loss) income	$(202,946)	$95,977	$(424,199)	$(242,810)
Unrealized gains (losses) on available for sale securities	131,690	(216,085)	255,063	(222,226)
Total comprehensive loss	$(71,256)	$(120,108)	$(169,136)	$(465,036)

The accompanying notes are an integral part of these statements.

Index

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,

	2014	2013

Cash flows from operating activities:
Net loss	$(424,199)	$(242,810)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	70,000	15,137
Loss on sale of other real estate	-	13,880
Amortization of premiums on investments	11,724	44,346
Amortization of core deposit intangible	-	89,039
Depreciation on fixed assets	86,615	73,650
Gain on sale of investment securities	-	(378,248)
Write-down of other real estate owned	13,052	142,506
Net change in fair value of financial instruments	2,579	-
Increase in accrued interest receivable and
other assets	71,913	34,488
Decrease in accrued interest payable and
other liabilities	(64,096)	(141,943)
Net cash used in operating activities	(232,412)	(348,955)

Cash flows from investing activities:
Purchase of held-to-maturity investment securities	-	(6,972,202)
Proceeds from sale of available-for-sale investment
securities	-	7,731,841
Proceeds from maturity and principal reductions of
available-for-sale investment securities	156,613	2,904,044
Proceeds from the sale of other real estate owned	-	92,484
Proceeds from sale of loans	1,645,832	-
Net increase in loans	(643,154)	(792,325)
Purchase of bank premises and equipment	(24,965)	(164,652)
Net cash provided by investing activities	1,134,326	2,799,190

Cash flows from financing activities:
Net decrease in deposits	(882,133)	(3,409,638)
Net cash used in financing activities	(882,133)	(3,409,638)
Net increase (decrease) in cash and cash equivalents	19,781	(959,403)
Cash and cash equivalents at beginning of period	5,789,778	10,236,199
Cash and cash equivalents at end of period	$5,809,559	$9,276,796
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,320	$60,761
Noncash transfer of investment securities from held-to-maturity to available-for sale	$-	$11,895,037

The accompanying notes are an integral part of these statements.

Index

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2014 and December 31, 2013 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2014 and 2013.

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

Index

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

Index

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

2. Net Loss Per Share
The calculation of net loss per share follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Basic:
Net (loss) income available to common shareholders	$(202,946)	$95,977	$(424,199)	$(242,810)
Average common shares outstanding-basic	1,068,588	1,068,588	1,068,588	1,068,588
Net loss per share-basic	$(0.19)	$0.09	$(0.40)	$(0.23)
Diluted:
Average common shares-diluted	1,068,588	1,068,588	1,068,588	1,068,588
Net loss per share-diluted	$(0.19)	$0.09	$(0.40)	$(0.23)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

Index

 3.Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in other comprehensive income(loss):
	Three Months Ended June 30, 2014
	Before tax	Tax	Net of tax
(in (000’s)	Amount	expense	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$198	$(66)	$132
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$198	$(66)	$132

	Three Months Ended June 30, 2013
	Before tax	Tax	Net of tax
(in (000’s)	Amount	benefit	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$(323)	$107	$(216)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$(323)	$107	$(216)

	Six Months Ended June 30, 2014
	Before tax	Tax	Net of tax
(in (000’s)	Amount	expense	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$381	$(126)	$255
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$381	$(126)	$255

	Six Months Ended June 30, 2013
	Before tax	Tax	Net of tax
(in (000’s)	Amount	benefit	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$(332)	$110	$(222)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$(332)	$110	$(222)

4. New Authoritative Accounting Guidance

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to

Index

elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

5.  Investment Securities

The following is a summary of the Company's investment portfolio:
(In 000’s)	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(98)	$3,999
Government Sponsored Enterprises residential mortgage-backed securities	5,548	54	(63)	5,539
Investments in money market funds	129	-	-	129
	$9,774	$54	$(161)	$9,667

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(295)	$3,802
Government Sponsored Enterprises residential mortgage-backed securities	5,841	36	(228)	5,649
Investments in money market funds	129	-	-	129
	$10,067	$36	$(523)	$9,580

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of June 30, 2014, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	3,999
Government Sponsored Enterprises residential mortgage-backed securities	5,548	5,539
Total debt securities	9,645	9,538
Investments in money market funds	129	129
	$9,774	$9,667

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	13	$-	$-	$3,499	$(98)	$3,499	$(98)

Government Sponsored Enterprises residential
mortgage-backed securities	13	-	-	3,371	(63)	3,371	(63)
Total temporarily
impaired investment
securities	26	$-	$-	$6,870	$(161)	$6,870	$(161)

Index

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:
	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	15	$3,576	$(270)	$225	$(25)	$3,801	$(295)

Government Sponsored Enterprises residential
mortgage-backed securities	21	$4,777	$(228)	$-	$-	$4,777	$(228)
Total temporarily
impaired investment
securities	36	$8,353	$(498)	$225	$(25)	$8,578	$(523)

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

Index

6. Loans and Allowance for Loan Losses
The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial and industrial	$4,703	$4,310
Commercial real estate	33,266	32,962
Consumer real estate	3,726	3,909
Consumer loans other	1,404	1,530
Total loans	$43,099	$42,711

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

All of these factors may be susceptible to significant change.  During the quarter ended June 30, 2014, the Bank did not change any of its qualitative factors in any segment of the loan portfolio.  In addition, the average historical loss factors were relatively unchanged as there were no significant charge-offs during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

	For the Three months ended June 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$296	$297	$20	$13	$626
Provision for loan losses	1	(2)	31	-	30

Charge-offs	-	-	-	(11)	(11)
Recoveries	-	-	1	11	12
Net recoveries	-	-	1	-	1

Ending balance	$297	$295	$52	$13	$657

(in 000's)	For the Three months ended June 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$614	$275	$48	$-	$937
Provision (credit) for loan losses	15	(65)	(6)	1	(55)

Charge-offs	(184)	-	-	(4)	(188)
Recoveries	1	78	2	3	84
Net (charge-offs) recoveries	(183)	78	2	(1)	(104)

Ending balance	$446	$288	$44	$-	$778

Index

(in 000's)	For the Six months ended June 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$483	$280	$59	$17	$839
Provision for loan losses	65	15	(10)	-	70

Charge-offs	(253)	-	-	(18)	(271)
Recoveries	2	-	3	14	19
Net recoveries	(251)	-	3	(4)	(252)

Ending balance	$297	$295	$52	$13	$657

(in 000's)	For the Six months ended June 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	77	(98)	35	1	15

Charge-offs	(524)	-	-	(4)	(528)
Recoveries	2	78	4	3	87
Net (charge-offs) recoveries	(522)	78	4	(1)	(441)

Ending balance	$446	$288	$44	-	$778

(in 000's)	June 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$121	$27	$-	$-	$148
Loans collectively evaluated for impairment	176	268	52	13	509
	$297	$295	$52	$13	$657

Loans, ending balance:
Loans individually evaluated for impairment	$229	$1,737	$-	$-	$1,966
Loans collectively evaluated for impairment	4,474	31,529	3,726	1,404	41,133
Total	$4,703	$33,266	$3,726	$1,404	$43,099

	December 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$378	$-	$-	$-	$378
Loans collectively evaluated for impairment	105	280	59	17	461
	$483	$280	$59	$17	$839

Loans, ending balance:
Loans indivdually evaluated for impairment	$492	$1,390	$-	$-	$1,882
Loans collectively evaluated for impairment	3,818	31,572	3,909	1,530	40,829
Total	$4,310	$32,962	$3,909	$1,530	$42,711

Index

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of June 30, 2014 is as follows:
		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$75	$-	$181	$256	$1,827	$2,083
SBA loans	-	-	48	48	604	652
Asset-based	-	-	-	-	1,968	1,968
Total Commercial and industrial	75	-	229	304	4,399	4,703

Commercial real estate:
Commercial mortgages	20	-	997	1,017	15,532	16,549
SBA loans	-	-	124	124	427	551
Construction	-	-	-	-	4,191	4,191
Religious organizations	-	-	616	616	11,359	11,975
Total Commercial real estate	20	-	1,737	1,757	31,509	33,266

Consumer real estate:
Home equity loans	-	-	413	413	712	1,125
Home equity lines of credit	-	-	-	-	23	23
1-4 family residential mortgages	-	-	309	309	2,269	2,578
Total consumer real estate	-	-	722	722	3,004	3,726

Total real estate	20	-	2,459	2,479	34,513	36,992

Consumer and other:
Consumer installment	-	-	-	-	9	9
Student loans	113	122	-	235	1,023	1,258
Other	3	-	-	3	134	137
Total consumer and other	116	122	-	238	1,166	1,404

Total loans	$211	$122	$2,688	$3,021	$40,078	$43,099

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 is as follows:
		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$444	$444	$1,214	$1,658
SBA loans	-	-	130	130	455	585
Asset-based	-	-	-	-	2,067	2,067
Total Commercial and industrial	-	-	574	574	3,736	4,310

Commercial real estate:
Commercial mortgages	2	442	630	1,094	16,249	17,343
SBA loans	184	-	-	184	382	566
Construction	-	-	-	-	2,456	2,456
Religious organizations	-	-	629	629	11,968	12,597
Total Commercial real estate	206	442	1,259	1,907	31,055	32,962

Consumer real estate:
Home equity loans	209	147	115	471	705	1,176
Home equity lines of credit	-	-	-	-	24	24
1-4 family residential mortgages	125	-	242	367	2,342	2,709
Total consumer real estate	334	147	357	838	3,071	3,909

Total real estate	540	589	1,616	2,745	34,126	36,871

Consumer and other:
Consumer installment	-	-	-	-	16	16
Student loans	87	141	-	228	1,138	1,366
Other	5	-	-	5	143	148
Total consumer and other	92	141	-	233	1,297	1,530

Total loans	$632	$730	$2,190	$3,552	$39,159	$42,711

Index

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

Index

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans June 30, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$1,432	$220	$-	$43	$138	$2,083
SBA loans	-	564	-	40	48	-	652
Asset-based	-	1,797	125	46	-	-	1,968
	250	3,793	345	86	91	138	4,703
Commercial real estate:
Commercial mortgages	-	14,053	845	58	1,278	316	16,550
SBA Loans	-	256	171	-	124	-	551
Construction	-	4,191	-	-	-	-	4,191
Religious organizations	-	9,829	910	619	616	-	11,974
	-	28,329	1,926	677	2,018	316	33,266

Total commercial loans	$250	$32,122	$2,271	$763	$2,109	$454	$37,969

	Residential Mortgage and Consumer Loans June 30, 2014
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$712	$413	$1,125
Home equity line of credit	23	-	23
1-4 family residential mortgages	2,269	309	2,578
	3,004	722	3,726

Consumer Other:
Consumer Installment	9	-	9
Student loans	1,258	-	1,258
Other	137	-	137
	1,404	-	1,404

Total consumer loans	$4,408	$722	$5,130

Total loans				$ 43,099

Index

(In 000's)	Commercial Loans, December 31, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$743	$220	$-	$52	$393	$1,658
SBA loans	-	497	-	40	48	-	585
Asset-based	-	1,897	124	46	-	-	2,067
	250	3,137	344	86	100	393	4,310
Commercial real estate:
Commercial mortgages	-	15,232	883	-	912	316	17,343
SBA Loans	-	265	171	-	150	-	566
Construction	-	2,456	-	-	-	-	2,456
Religious organizations	-	10,414	931	623	629	-	12,597
	-	28,367	1,985	623	1,671	316	32,962

Total commercial loans	$250	$31,504	$2,329	$709	$1,771	$709	$37,272

	Residential Mortgage and Consumer Loans December 31, 2013
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,061	$115	$1,176
Home equity line of credit	24	-	24
1-4 family residential mortgages	2,467	242	2,709
	3,552	357	3,909

Consumer Other:
Consumer Installment	16	-	16
Student loans	1,366	-	1,366
Other	148	-	148
	1,530	-	1,530

Total consumer loans	$5,082	$357	$5,439

Total loans				$ 42,711

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. In March 2014, the Bank charged off approximately $253,000 related to one impaired loan for which specific reserves had been previously allocated. There were no other partial charge-offs.

Index

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of June 30, 2014 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$181	$44	$137	$181	$73
SBA Loans	48	-	48	48	48
Total commercial and industrial	229	44	185	229	121

Commercial real estate:
Commercial mortgages	997	621	376	997	27
SBA Loans	124	124	-	124	-
Religious organizations	616	616	-	616	-
Total commercial real estate	1,737	1,361	376	1,737	27

Total loans	$1,966	$1,405	$561	$1,966	$148

Impaired loans as of December 31, 2013 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$444	$47	$397	$444	$330
SBA loans	48	-	48	48	48
Total commercial and industrial	492	47	445	492	378

Commercial real estate:
Commercial mortgages	630	630	-	630	-
SBA Loans	130	130	-	130	-
Religious organizations	630	630	-	630	-
Total commercial real estate	1,390	1,390	-	1,390	-

Total loans	$1,882	$1,437	$445	$1,882	$378

Index

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

		Three Months Ended		Three Months Ended
(In 000's)		June 30, 2014		June 30, 2013
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$182	$-	$512	$-
SBA loans	48	-	49	-
Asset-based	-	-	88	-
Total commercial and industrial	230	-	649	-

Commercial real estate:
Commercial mortgages	998	-	639	4
SBA loans	125	-	-	-
Religious organizations	617	-	657	-
Total commercial real estate	1,740	-	1,296	4

Total loans	$1,970	$-	$1,945	$4

		Six Months Ended		Six Months Ended
(In 000's)		June 30, 2014		June 30, 2013
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$269	$-	$626	$-
SBA loans	48	-	49	1
Asset-based	-	-	99	-
Total commercial and industrial	317	-	649	1

Commercial real estate:
Commercial mortgages	875	-	640	-
SBA loans	126	-	-	-
Religious organizations	620	2	614	-
Total commercial real estate	1,621	2	1,254	-

Total loans	$1,938	$2	$2,028	$1

Index

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2014 and December 31, 2013.

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

Activity in other real estate owned for the periods was as follows:

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Beginning balance	$433	$718	$433	$775
Additions, transfers from loans	-	-	-	-
Proceeds from sales	-	(65)	-	(92)
	433	653	433	683
Write-downs and net gains (losses) on sales	(13)	(126)	(13)	(156)
Ending Balance	$420	$527	$420	$527

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2014	December 31, 2013
Commercial real estate	$191	$191
Residential real estate	229	242
Total	$420	$433

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Insurance	$7	$4	$11	$10
Professional fees	-	-	-	-
Real estate taxes	4	5	11	11
Utilities	1	-	2	2
Other	-	2	-	2
Transfer-in write-up	-	-	-	-
Impairment charges (net)	13	113	13	143
Total	$25	$124	$37	$168

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

Index

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:

	Assets Measured at Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,999	$-	$3,999	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,539	-	5,539	-
Money Market Funds	129	129	-	-
Total	$9,667	$129	$9,538	$-
Loans held at fair value	$442	$-	$-	$442

(in 000’s)		Fair Value Measurements at Reporting Date Using:

	Assets Measured at Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$3,802	$-	$3,802	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,649	-	5,649	-
Money Market Funds	129	129	-	-
Total	$9,580	$129	$9,541	$-
Loans held for sale	$1,646	$-	$1,646	$-
Loans held at fair value	$447	$-	$-	$447

The fair value of the Bank’s AFS securities portfolio was approximately $9,667,000 and $9,580,000 at June 30, 2014, and December 31, 2013, respectively. At June 30, 2014, approximately 57% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,539,000.  At December 31, 2013, approximately 59% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,649,000.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the period ended June 30, 2014 and year ended December 31, 2013.

Index

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	June 30, 2014 Fair value	December 31, 2013 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2014 Range of inputs	December 31, 2013 Range of inputs
Loans held at fair value:	$442	$447	Discounted cash flow	Constant prepayment rate	7.194% to 7.456%	7.74% to 7.985%
				Weighted average discount rate	8.031% to 8.033%	9.106% to 9.111%
				Weighted average life	3.97 yrs to 4.00 yrs	4.08 yrs to 4.11 yrs
				Average projected default rate	18%	18%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2013	$447
Origination of loans	-
Principal repayments	(2)
Change in fair value of financial instruments	(3)
Balance at June 30, 2014	$442

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2014 and year ended December 31, 2013.

 Carrying Value at June 30, 2014:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 6 months ended
Impaired loans	$1,966	$-	$-	$1,966	$(27)
Other real estate owned (“OREO”)	420	-	-	420	(13)

Index

Carrying Value at December 31, 2013:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,882	$-	$-	$1,882	$(59)
Other real estate owned (“OREO”)	433	-	-	433	(157)

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

Loans Held at Fair Value: The fair value of loans held at fair value was estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, default and voluntary prepayments as well as loan specific assumptions for losses and recoveries.

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

Index

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

The fair value of assets and liabilities are depicted below

		June 30, 2014		December 31, 2013
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$5,810	$5,810	$5,790	$5,790
Available for sale securities	(1)	9,667	9,667	9,580	9,580
Loans held for sale	Level 2	-	-	1,646	1,646
Loans, net of allowance for loan losses	(2)	42,442	42,749	42,711	43,304
Accrued interest receivable	Level 2	259	259	256	256
Liabilities:
Demand deposits	Level 2	28,691	28,691	28,658	28,658
Savings deposits	Level 2	12,394	12,394	12,988	12,988
Time deposits	Level 2	15,143	15,162	15,463	15,472
Accrued interest payable	Level 2	13	13	13	13

(1) Level 1 for money market funds; Level 2 for all other securities.
(2) Level 2 for non-impaired loans; Level 3 for impaired loans, Level 3 for $442,000 and $447,000 held at fair value at June 30, 2014 and December 31, 2013, respectively.

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

Index

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

As of June 30, 2014 and December 31, 2013, the Bank’s tier one leverage capital ratio was 5.12% and 5.67%, respectively, and its total risk based capital ratio was 9.23% and 9.48%, respectively.   Year-to-date losses continue to erode capital.  Also, the total risk based capital ratio decreased because of an increase in loans that carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

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

Index

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

Index

Overview

The Company reported a net loss of approximately $203,000 ($0.19 per common share) for the quarter ended June 30, 2014 compared to net income of approximately $96,000 ($0.09 per common share) for the same quarter in 2013.   The Company reported a net loss of approximately $424,000 ($0.40 per common share) for the six months ended June 30, 2014 compared to a net loss of approximately $243,000 ($0.23 per common share) for the same period in 2013.   Net income during the quarter in 2013 was primarily related to a nonrecurring gain on the sale of investment securities.  Although there has been a reduction in noninterest expenses, operating losses continue as a result of a decline in the Bank’s average earning assets related to deposit attrition resulting in the inability to achieve economies of scale. Management remains committed to further improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

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

The Bank is a CDFI and may have the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program and Technical Assistance (TA) Program were created to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. These programs complement the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In May 2014, an application was submitted for a grant from the BEA Fund for which notification of award is expected to be received by September 30, 2014.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the quarter ended June 30, 2014 compared to the first quarter in 2014 with a reduction in delinquencies; however, the level of classified loans remained relatively unchanged. Management will seek to make further progress by enhancing its underwriting and customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.  In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to reduce the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. A strategy of increased SBA loan origination with sales of the guaranteed portion in the secondary market for a gain has been initiated.   Although there were no sales during the quarter, there is a growing pipeline of SBA loans that are expected to close during 2014.  In addition, management will seek new sources of fee income by offering other products including merchant services, insurance, and other relevant services for small businesses.

Improvement has been made in reducing and controlling noninterest expense in 2014 compared to 2013; however, the Bank’s noninterest expense remains elevated when compared to its peer group.  The Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Further savings and efficiencies, where possible, including the following:

1.
Review and re-negotiation of significant contracts (i.e. data processing, credit card, Electronic Funds Transfer(“EFT”) services, etc.)-The Bank’s EFT contract expires in August 2014 at which time EFT services will be consolidated with the Bank’s core vendor to achieve operational and cost efficiencies.

2.	Sale and/or other disposition of other real estate properties to reduce ongoing carrying costs— The Bank has gradually reduced the level of other real estate and related expenses.

Index

The amortization of the Bank’s core deposit intangible related to a premium paid for a branch acquisition was completed in October 2013.  Going forward, the completion of this amortization reduces the Bank’s amortization expense by more than $100,000 annually.

Another challenge to increased earnings has been the reduction in the volume of earning assets. Although the Bank’s net interest margins and related net interest income increased slightly compared to 2013 because of a shift in asset allocation to higher yielding loans instead of investments and Federal Funds Sold; asset growth is restricted because of the Bank’s current capital levels.  Management must continue to balance asset growth with capital adequacy requirements.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2014	Quarter ended June 30, 2013	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Statement of operations information:
Net interest income	$682	$680	$1,377	$1,374
Provision for loan losses	30	(55)	70	15
Noninterest income	252	654	423	850
Noninterest expense	1,107	1,293	2,155	2,451
Net (loss) income	(203)	96	(424)	(243)
Net (loss) income per share-basic and diluted	(0.19)	0.09	(0.40)	(0.23)

Balance Sheet information:	June 30, 2014	December 31, 2013
Total assets	$59,636	$60,751
Loans, net	42,442	41,871
Investment securities	9,667	9,580
Deposits	56,228	57,110
Shareholders' equity	3,041	3,210

Ratios*:	Quarter ended June 30, 2014	Quarter ended June 30, 2013
Return on assets	(1.35)%	0.23%
Return on equity	(25.57)	3.82%
*annualized

Index

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses declined approximately $775,000, or 1.33% during the quarter ended June 30, 2014 compared to the quarter ended March 31, 2014. Average funding sources declined approximately $449,000, or 0.79%, during the same quarter.

Sources and Uses of Funds Trends
(Thousands of Dollars, except
percentages)
	June 30, 2014			March 31, 2014
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$43,201	$(354)	(0.81)%	$43,555
Investment Securities	9,887	(134)	(1.34)	10,021
Federal funds sold	4,173	(290)	(6.50)	4,463
Balances with other banks	310	3	0.98	307
Total uses	$57,571	$(775)	(1.33)	$58,346
Funding sources:
Demand deposits
Noninterest-bearing	$14,675	$(161)	(1.09)	$14,836
Interest-bearing	13,943	116	0.84	13,827
Savings deposits	12,793	(142)	(1.10)	12,935
Time deposits	15,279	(262)	(1.69)	15,541
Total sources	$56,690	$(449)	(0.79)	$57,139

Loans
Average loans decreased by approximately $354,000, or 0.81%, during the quarter ended June 30, 2014. Although the Bank originated more than $1.5 million in loans during the quarter, payoffs and paydowns totaled approximately $1.4 million during the quarter.  In addition, in January 2014, the Bank’ sold the guaranteed portion of SBA loans totaling approximately $1.4 million which was consistent with its strategy of building both outstanding loans as well as fee income from loan sales. The Bank’s commercial loan pipeline continues to grow with a specific focus on SBA loan origination. At June 30, 2014, the pipeline totaled more than $6 million in loans that are expected to close during the second half of 2014.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $33.2 million, or 77.19%, of total loans at June 30, 2014 of which approximately $16.3 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2014 were approximately $12 million, or 36%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk in light of the current economic conditions that could negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

Index

	June 30,	December 31,
(In 000's)	2014	2013

Commercial and industrial:
Commercial	$2,083	$1,658
SBA loans	652	585
Asset-based	1,968	2,067
Total commercial and industrial	4,703	4,310

Commercial real estate:

Commercial mortgages	16,549	17,343
SBA loans	551	566
Construction	4,191	2,456
Religious organizations	11,975	12,597
Total commercial real estate	33,266	32,962

Consumer real estate:
Home equity loans	1,125	1,176
Home equity lines of credit	23	24
1-4 family residential mortgages	2,578	2,709
Total consumer real estate	3,726	3,909

Total real estate	36,992	36,871

Consumer and other:
Consumer installment	9	16
Student loans	1,258	1,366
Other	137	148
Total consumer and other	1,404	1,530

Loans, net	$43,099	$42,711

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.52% at June 30, 2014 compared to 1.89% at December 31, 2013.  The reduction is related to a $253,000 charge-off of the portion of one impaired loan during the quarter ended March 31, 2014 for which a specific reserve was previously allocated.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,966,000 at June 30, 2014 compared to $1,882,000 at December 31, 2013. The valuation allowance associated with impaired loans was approximately $148,000 and $378,000, at June 30, 2014 and December 31, 2013, respectively. The increase in impaired loans is attributable to the transfer of one commercial real estate loan totaling $376,000 to impairment status during the quarter ended March 31, 2014 that was offset by the charge-off of approximately $253,000 related to one impaired commercial and industrial loan for which a specific reserve had been previously allocated.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2014 and December 31, 2013, loans to religious organizations represented approximately $615,000 and $630,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

Management uses all available information to recognize losses on loans; however, future additions may be necessary based on further deterioration in economic conditions and market conditions affecting underlying real estate collateral

Index

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

The percentage of allowance to nonperforming loans decreased from 38.31% at December 31, 2013 to 24.44% at June 30, 2014 primarily as a result of charge-off activity as well as an increased level of nonperforming consumer and commercial mortgage loans during the quarter ended March 31, 2014. The level of nonperforming loans to total loans increased from 5.28% at December 31, 2013 to 6.25% at June 30, 2014. Approximately 91% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2014	December 31, 2013
Commercial and industrial:
Commercial	$181	$444
SBA loans	48	-
Asset-based	-	130
Total commercial and industrial	229	574

Commercial real estate:
Commercial mortgages	997	630
SBA loans	124	-
Religious organizations	616	629
Total commercial real estate	1,737	1,259

Consumer real estate:
Home equity loans	413	115
1-4 family residential mortgages	309	242
Total consumer real estate	722	357

Total real estate	2,459	1,616

Total nonperforming loans	2,688	2,190
OREO	420	433
Total nonperforming assets	$3,108	$2,623

Nonperforming loans to total loans	6.25%	5.28%
Nonperforming assets to total loans and OREO	7.15%	6.26%
Nonperforming assets to total assets	5.21%	4.33%

Allowance for loan losses as a percentage of:
Total loans	1.52%	1.89%
Total nonperforming loans	24.44%	38.31%

Index

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2014	December 31, 2013
Commercial real estate:
Commercial mortgages	$-	$442
Total commercial real estate	-	442

Consumer real estate:
Home equity loans	-	147
Total consumer real estate	-	147

Consumer and other:
Student loans	122	141
Total consumer and other	122	141

Total	$122	$730

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $134,000, or 1.34%, during the quarter ended June 30, 2014. The decrease was related to monthly paydown activity in the mortgage-backed security portfolio.

The average yield on the investment portfolio was 2.39% for the quarter ended June 30, 2014 compared to 2.52% for the quarter ended December 31, 2013.  The duration of the portfolio shortened to 3.9 years at June 30, 2014 compared to 4.7 years at December 31, 2013 as a result of market rate changes during the year.  Amortizing GSE mortgage-backed securities approximate 58% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended June 30, 2014, average deposits decreased approximately $449,000, or 0.79%. The decline was concentrated in the Bank’s certificate of deposit account balances that fell by $262,000, or 1.69%, as the result of the non-renewal of a corporate deposit.  In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

Average savings deposits declined by approximately $142,000, or 1.10%, as a result of general attrition as well as a customer in the construction industry that maintained reserve funds that were utilized at project completion.

Interest bearing checking account balances grew by $116,000, or 0.84%, while noninterest bearing checking account balances declined by $161,000, or 1.09%, as a result of customers that receive contract-related funding for which there are wide fluctuations in balances.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits.

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

Index

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

	June 30, 2014	December 31, 2013
Commitments to extend credit	$12,296,000	$10,278,928
Standby letters of credit	1,035,000	1,050,832

The level of commitments at June 30, 2014 increased during the quarter as a result several approved but unfunded SBA loans totaling $3 million that are projected to fund and close during the quarter ended September 30, 2014.  After funded, the guaranteed portion of these loans will be sold in the secondary market.  In addition, more than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2014, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $5.8 million, or 9.74% of total assets, relatively unchanged compared to $5.8 million, or 9.53%, at December 31, 2013.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. In conjunction with the investment transaction executed in 2013, the Bank reclassified its entire portfolio to available-for-sale; thereby, increasing sources of liquidity.  Some of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.

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

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $617,000.  In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Index

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
At June 30, 2014, a positive gap position is maintained on a cumulative basis through 1 year of 9.22% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents a decline from the December 31, 2013 positive gap position of 9.58%. This decrease resulted from the reduction in Federal Funds Sold created by a decline in deposit balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2014, the change in the market value of equity in a +200 basis point interest rate change is -35.7%, in excess of the policy limit of 25%, and -65.2% in a +400 basis point interest rate change, in excess of the policy limit of -50%.  The exception to policy is primarily related to the decline in capital as well as the 2013 bond transaction for which longer term fixed rate bonds and mortgage-backed securities were purchased that decline in value when interest rates rise.  The analysis is prepared on a static basis however, because more than 50% of the portfolio includes amortizing securities, market risk should gradually decline as cashflows are reinvested in the current market.  Also, management will continue to mitigate this risk by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at June 30, 2014.

Capital Resources
Total shareholders' equity decreased approximately $169,000 compared to December 31, 2013 as a result of the net loss of approximately $424,000 during the six months ended June 30, 2014 offset by other comprehensive income of approximately $255,000 related to a decrease in the unrealized loss on the securities classified as available-for-sale.

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

Index

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

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

(In 000’s)

	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$3,559	9.23%	$3,086	8.00%	N/A
Bank	3,559	9.23	3,086	8.00%	$3,858	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,075	7.97	1,543	4.00%	N/A
Bank	3,075	7.97	1,543	4.00%	2,315	6.00%
Tier I capital to average assets:
Consolidated	3,075	5.12	2,401	4.00%	N/A
Bank	3,075	5.12	2,401	4.00%	3,002	5.00%

 (In 000’s)

	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,067	9.48%	$3,427	8.00%	N/A
Bank	4,067	9.48	3,427	8.00%	$4,284	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,525	8.22	1,713	4.00%	N/A
Bank	3,525	8.22	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,525	5.67	2,485	4.00%	N/A
Bank	3,525	5.67	2,485	4.00%	3,107	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $203,000 ($0.19 per common share) for the quarter ended June 30, 2014 compared to net income of approximately $96,000 ($0.09 per common share) for the same quarter in 2013.   The Company reported a net loss of approximately $424,000 ($0.40 per common share) for the six months ended June 30, 2014 compared to a net loss of approximately $243,000 ($0.23 per common share) for the same period in 2013.   Net income for the quarter in 2013 was the result of a nonrecurring gain on the sale of investment securities.  Although there has been a reduction in noninterest expenses, operating losses continue as a result of a decline in the Bank’s average earning assets related to deposit attrition resulting in the inability to achieve economies of scale.  A detailed explanation of each component of operations is included in the sections below.

Index

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

Average Balances, Rates, and Interest Income and Expense Summary
	Three months ended June 30, 2014			Three months ended June 30, 2013
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$43,201	$639	5.92%	$41,128	$630	6.13%
Investment securities	9,887	59	2.39	10,655	67	2.52
Federal funds sold	4,173	2	0.19	6,241	3	0.19
Interest bearing balances with other banks	310	-	-	306	-	-
Total interest-earning assets	57,571	700	4.86	58,330	700	4.80
Interest-bearing liabilities
Demand deposits	13,943	6	0.17	12,975	6	0.18
Savings deposits	12,793	2	0.06	13,635	2	0.06
Time deposits	15,279	10	0.26	16,253	12	0.30
Total interest-bearing liabilities	42,015	18	0.17	42,863	20	0.19
Net interest income		$682			$680
Net yield on interest-earning assets			4.73%			4.66%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

	Six months ended June 30, 2014			Six months ended June 30, 2013
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$43,377	$1,286	5.93%	$41,329	$1,258	6.09%
Investment securities	9,954	120	2.41	11,942	154	2.56
Federal funds sold	4,317	5	0.23	7,371	8	0.22
Interest bearing balances with other banks	308	3	1.95	306	-	-
Total interest-earning assets	57,956	1,414	4.88	60,948	1,420	4.66
Interest-bearing liabilities
Demand deposits	13,884	13	0.19	14,111	15	0.21
Savings deposits	12,860	3	0.05	13,947	3	0.04
Time deposits	15,409	20	0.26	16,437	28	0.34
Total interest-bearing liabilities	42,153	36	0.17	44,495	46	0.21
Net interest income		$1,378			$1,374
Net yield on interest-earning assets			4.76%			4.51%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $2,000, or 0.27%, for the quarter ended June 30, 2014 compared to the same quarter in 2013 and increased approximately $4,000, or 0.26%, for the six months ended June 30, 2014 compared to the same period in 2013. Although the level of average earning assets declined by approximately $3 million, the net yield improved compared to 2013 primarily as a result of a shift in the allocation of assets to higher yielding loans versus lower yielding investments or Federal Funds Sold.  In addition, there was a reduction in the cost of funds to follow market conditions.

Index

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2014 compared to 2013			Three months ended June 30, 2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$32	$(23)	$9	$(19)	$(42)	$(61)
Investment securities	(5)	(3)	(8)	(87)	(12)	(99)
Federal funds sold	(1)	-	(1)	(2)	1	(1)
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	26	(26)	-	(108)	(53)	(161)
Interest paid on:
Demand deposits	-	-	-	(3)	(7)	(10)
Savings deposits	-	-	-	-	(1)	(1)
Time deposits	(1)	(1)	(2)	(9)	(11)	(20)
Total interest-bearing liabilities	(1)	(1)	(2)	(12)	(19)	(31)
Net interest income	$27	$(25)	$2	(96)	(34)	$(130)

	Six months ended June 30, 2014 compared to 2013			Six months ended June 30, 2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$63	(35)	28	$(19)	$(11)	$(30)
Investment securities	(27)	(6)	(33)	(36)	(13)	(49)
Federal funds sold	(4)	1	(3)	-	-	-
Interest bearing balances with other banks	-	2	2	(1)	1	-
Total Interest-earning assets	32	(38)	(6)	(56)	(23)	(79)
Interest paid on:
Demand deposits	-	(2)	(2)	(2)	(4)	(6)
Savings deposits	-	-	-	-	-	-
Time deposits	(2)	(6)	(8)	(3)	(5)	(8)
Total interest-bearing liabilities	(2)	(8)	(10)	(5)	(9)	(14)
Net interest income	$34	$(30)	$4	$(51)	$(14)	$(65)

For the quarter ended June 30, 2014 compared to the same period in 2013, there was an increase in net interest income of approximately $27,000 due to changes in volume offset by a decrease of approximately $25,000 due to changes in rate. For the six months ended June 30, 2014 compared to the same period in 2013, there was an increase in net interest income of approximately $34,000 due to changes in volume offset by a decrease of approximately $30,000 due to changes in rate. The increase in 2014 is primarily related to the increase in the volume of loans coupled with a reduction in the rates paid on deposits.

Provision for Loan Losses
There was a provision for loan losses of $30,000 for the quarter ended June 30, 2014 compared to a negative provision of $55,000 for the same quarter in 2013. There was a provision for loan losses of $70,000 for the six months ended June 30, 2014 compared to a provision of $15,000 for the same period in 2013.    In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Index

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income decreased approximately $402,000, or 61.46%, for the quarter ended June 30, 2014 compared to the same quarter in 2013 and decreased approximately $426,000, or 50.20%, for the six months ended June 30, 2014 compared to the same period in 2013..

Customer service fees increased by approximately $1,000, or 0.85%, for the quarter ended June 30, 2014 compared to 2013 but declined by approximately $4,000, or 1.95%, for the six months ended June 30, 2014 compared to the same period in 2013.  The decrease is primarily related to a lower level of activity fees (overdraft, low balance, etc.) on deposit accounts and lower debit card usage fees.

ATM activity fees declined by approximately $35,000, or 43.74%, for the quarter ended June 30, 2014 compared to the same period in 2013 and declined by approximately $73,000, or 45.52%, for the six months ended June 30, 2014 compared to the same period in 2013. The decline is related to the expiration and non-renewal of the Bank’s ATM contract with Rite Aid that resulted in the removal of ATM from stores in July 2013. The Bank is actively seeking to place machines in other high volume locations.

During the quarter ended June 30, 2013, in conjunction with a bond transaction, the Bank sold securities with a book value totaling approximately $7.4 million, for which a gain of approximately $378,000 was recognized. Proceeds from the sale were reinvested in replacement securities.  No securities were sold in 2014.

The Bank serves as agent in the syndication of several credit facilities for national companies.  Loan syndication fees were relatively unchanged and totaled approximately $88,000 for the quarter and six months ended June 30, 2014 and 2013.

Noninterest Expense
Salaries and benefits increased approximately $25,000, or 6.83%, for the quarter ended June 30, 2014 compared to 2013 and increased approximately $65,000, or 8.68%, for the six months ended June 30, 2014 compared to the same period in 2013.  In August 2013, as required by the Consent Orders, a senior lending officer was hired to support the Bank’s business development and credit administration function.  In addition, the Bank’s medical insurance expense increased approximately $18,000, or 25%, during the compared to 2013 as a result of increased personnel utilization and a general increase in the cost of insurance.

Occupancy and equipment expense decreased approximately $22,000, or 8.39%, for the quarter ended June 30, 2014 compared to 2013 and decreased approximately $12,000, or 2.27%, for the six months ended June 30, 2014 compared to the same period in 2013. The decrease is primarily related to a reduction in equipment maintenance expense associated with the removal of Rite Aid ATMs in July 2013.

Office operations and supplies expense decreased by approximately $7,000, or 8.63%, for the quarter ended June 30, 2014 compared to 2013 and decreased by approximately $21,000, or 13.46%, for the six months ended June 30, 2014 compared to the same period in 2013 as a result of a change in vendors, a conscious effort to reduce the utilization of supplies and a shift to electronic transmission of branch-related items that reduced paper usage.

Marketing and public relations expense was relatively unchanged for the quarter ended June 30, 2014 compared to 2013 but increased approximately $3,000, or 7.40%, for the six months ended June 30, 2014 compared to the same period in 2013 as a result of shareholder-related communications costs.

Professional services expense decreased approximately $3,000, or 3.64%, for the quarter ended June 30, 2014 compared to 2013 and decreased approximately $2,000, or 1.38%, for the six months ended June 30, 2014 compared to the same period in 2013.  The decline was related to a $20,000 reduction in legal fees that was mostly offset by an increase audit expenses because of the Bank’s Consent Orders.

Data processing expenses increased approximately $3,000, or 3.20%, for the quarter ended June 30, 2014 compared to 2013 and decreased approximately $5,000, or 2.10%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase for the quarter was primarily related to the annual escalation related to the Bank’s core processor; however, for six months ended June 30, 2014, there was a reduction in electronic funds transfer processing cost related to the Bank’s ATM network.

Index

Federal deposit insurance assessments were relatively unchanged at $38,000 for the quarters ended June 30, 2014 and 2013.  Assessments decreased approximately $3,000, or 3.55%, for the six months ended June 30, 2014 compared to the same period in 2013. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The decrease is primarily related to the reduction in the Bank’s total assets.

Net other real estate expenses declined approximately $99,000, or 80.14%, for the quarter ended June 30, 2014    compared to 2013 and declined approximately $130,000, or 77.82%, for the six months ended June 30, 2014 compared to the same period in 2013.  The decrease was primarily the result of a reduction in the net write-downs of other real estate properties because of property sales and general value stabilization.

Loan and collection expenses decreased approximately $19,000, or 47.9%, for the quarter ended June 30, 2014 compared to 2013 and decreased approximately $20,000, or 33.8%, for the six months ended June 30, 2014 compared to the same period in 2013. The decrease is related to a reduction in collection-related legal fees that are directly related to a lower level of foreclosure/collection activity compared to the same period in 2013.

Other operating expenses decreased approximately $66,000, or 36.33%, for the quarter ended June 30, 2014 compared to the same period in 2013 and decreased approximately $172,000, or 51.96%, for the six months ended June 30, 2014 compared to the same period in 2013.  The decrease is primarily related to the completion of the amortization of a core deposit intangible in October 2013 for which the annual amortization expense was approximately $180,000.  In addition, there was a reduction in the Bank’s Pennsylvania Bank Shares Tax as a result of a change in the tax computation methodology that will result in an annual savings of approximately $75,000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Index

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of June 30, 2014, the Bank’s tier one leverage capital ratio was 5.12% and its total risk based capital ratio was 9.23%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANCSHARES, INC.

Date: August 14, 2014	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2014	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.