Form 10-Q
period 2014-09-30
UNITED BANCSHARES INC /PA
filed 2014-11-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Large accelerated filer__	Accelerated filer___	Non-accelerated filer__	Smaller Reporting Company X

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 3, 2014, the aggregate number of the shares of the Registrant’s Common Stock issued was 1,068,588 (including 191,667 Class B non-voting).

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 136,842 shares are issued as of November 3, 2014.

FORM 10-Q

Index

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	September 30, 2014	December 31, 2013
Cash and due from banks	$1,928,494	$2,340,002
Interest-bearing deposits with banks	309,924	306,776
Federal funds sold	3,285,000	3,143,000
Cash and cash equivalents	5,523,418	5,789,778

Investment securities available-for-sale, at fair value	9,481,374	9,579,979

Loans held for sale	638,437	1,645,832

Loans held at fair value	613,682	446,523

Loans, net of unearned discounts and deferred fees	42,975,712	42,264,102
Less allowance for loan losses	(701,925)	(839,133)
Net loans	42,273,787	41,424,969
Bank premises and equipment, net	588,329	649,159
Accrued interest receivable	284,074	256,262
Other real estate owned	631,043	433,087
Prepaid expenses and other assets	497,702	525,466
Total assets	$60,531,846	$60,751,055
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,842,818	$14,526,988
Demand deposits, interest-bearing	15,083,108	14,131,452
Savings deposits	12,075,342	12,988,388
Time deposits, under $100,000	6,655,220	6,683,499
Time deposits, $100,000 and over	8,672,905	8,779,518
Total deposits	57,329,393	57,109,845
Accrued interest payable	15,294	12,722
Accrued expenses and other liabilities	343,572	418,604
Total liabilities	57,688,259	57,541,171

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(11,832,171)	(11,224,976)
Accumulated other comprehensive loss	(86,148)	(327,046)
Total shareholders’ equity	2,843,587	3,209,884
Total liabilities and shareholders’ equity	$60,531,846	$60,751,055

The accompanying notes are an integral part of these statements.

Index

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Interest income:
Interest and fees on loans	$677,703	$673,937	$1,963,866	$1,932,350
Interest on investment securities	57,763	59,822	177,555	213,161
Interest on federal funds sold	2,004	3,621	6,577	11,228
Interest on time deposits with other banks	166	174	3,153	578
Total interest income	737,636	737,554	2,151,151	2,157,317

Interest expense:
Interest on time deposits	10,194	10,478	29,697	38,012
Interest on demand deposits	6,806	6,507	20,157	21,396
Interest on savings deposits	1,521	1,651	4,667	5,063
Total interest expense	18,521	18,636	54,521	64,471
Net interest income	719,115	718,918	2,096,630	2,092,846
Provision for loan losses	62,000	30,000	132,000	45,137

Net interest income after provision for loan losses	657,115	688,918	1,964,630	2,047,709

Noninterest income:
Customer service fees	92,654	98,658	290,629	303,281
ATM fee income	36,002	56,144	123,249	216,301
Gain on sale of investment securities	-	-	-	378,248
Loan syndication fees	-	-	87,550	88,300
Gain (loss) on sale of other real estate owned	1,348	2,712	1,348	(11,168)
Gain on sale of loans	10,618	-	10,618	-
Net change in fair value of financial instruments	71,695	-	69,116	-
Other income	18,194	18,281	71,080	50,375
Total noninterest income	230,511	175,795	653,590	1,025,337

Noninterest expense:
Salaries, wages and employee benefits	394,190	395,598	1,208,180	1,144,594
Occupancy and equipment	247,361	242,853	743,864	750,897
Office operations and supplies	72,216	69,673	206,193	224,481
Marketing and public relations	10,477	22,281	47,747	56,983
Professional services	89,296	115,528	235,436	263,708
Data processing	103,327	114,664	323,198	339,243
Other real estate expense	(30,328)	17,210	6,828	184,754
Loan and collection costs	43,218	20,083	82,146	78,891
Deposit insurance assessments	34,200	32,000	106,200	106,652
Other operating	106,665	168,182	265,623	499,048
Total noninterest expense	1,070,622	1,198,072	3,225,415	3,649,251
Net loss before income taxes	(182,996)	(333,359)	(607,195)	(576,205)
Provision for income taxes	-	-	-	-
Net loss	$(182,996)	$(333,359)	$(607,195)	$(576,205)
Net loss per common share—basic and diluted	$(0.17)	$(0.31)	$(0.57)	$(0.54)
Weighted average number of common shares	1,068,588	1,068,588	1,068,588	1,068,588
Comprehensive loss:
Net loss	$(182,996)	$(333,359)	$(607,195)	$(576,205)
Unrealized gains (losses) on available for sale securities	109,208	(37,549)	240,898	(253,634)
Total comprehensive loss	$(73,788)	$(370,908)	$(366,297)	$(829,839)

The accompanying notes are an integral part of these statements.

Index

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30,

	2014	2013

Cash flows from operating activities:	$(607,195)	$(576,205)
Net loss
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	132,000	45,137
(Gain) loss on sale of other real estate	(1,348)	11,168
Amortization of premiums on investments	17,568	51,985
Amortization of core deposit intangible	-	133,558
Depreciation on fixed assets	130,544	118,089
Gain on sale of investment securities	-	(378,248)
Gain on sale of loans	(10,618)	-
Write-down of other real estate owned	13,250	142,506
Proceeds from the sale of loans held for sale	1,755,721	-
Originations in loans held-for-sale	(664,142)	-
Net change in fair value of financial instruments	(69,116)	-
(Increase) decrease in accrued interest receivable and
other assets	(48)	48,752
Decrease in accrued interest payable and
other liabilities	(72,460)	(167,675)
Net cash provided by (used in) operating activities	624,156	(570,933)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(32)	(7,699,797)
Proceeds from sale of available-for-sale investment
Securities	-	7,731,845
Proceeds from maturity and principal reductions of
available-for-sale investment securities	321,966	3,084,375
Proceeds from the sale of other real estate owned	29,642	139,996
Originations in loans held for sale	(171,609)	-
Net increase in loans	(1,220,317)	(1,253,775)
Purchase of bank premises and equipment	(69,714)	(217,806)
Net cash (used in) provided by investing activities	(1,110,064)	1,784,838

Cash flows from financing activities:
Net increase (decrease) in deposits	219,548	(2,272,510)
Net cash provided by (used in) financing activities	219,548	(2,272,510)
Net decrease in cash and cash equivalents	(266,360)	(1,058,605)
Cash and cash equivalents at beginning of period	5,789,778	10,236,199
Cash and cash equivalents at end of period	$5,523,418	$9,177,594
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,949	$80,079
Noncash transfer of loans to other real estate	$239,500	$-
Noncash transfer of investment securities from held-to-maturity to available-for sale	$-	$11,895,037

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2014 and December 31, 2013 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2014 and 2013.

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

Loans Held at Fair Value
From time to time, the Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at estimated fair value based on a loan-by-loan valuation using actual market bids in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.

Index

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

Index

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

2. Net Loss Per Share
The calculation of net loss per share follows:
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Basic:
Net loss available to common shareholders	$(182,996)	$(333,359)	$(607,195)	$(576,205)
Average common shares outstanding-basic	1,068,588	1,068,588	1,068,588	1,068,588
Net loss per share-basic	$(0.17)	$(0.31)	$(0.57)	$(0.54)
Diluted:
Average common shares-diluted	1,068,588	1,068,588	1,068,588	1,068,588
Net loss per share-diluted	$(0.17)	$(0.31)	$(0.57)	$(0.54)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

Index

 3.Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in other comprehensive income(loss):
	Three Months Ended September 30, 2014
	Before tax	Tax	Net of tax
(in (000’s)	Amount	expense	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$163	$(54)	$109
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$163	$(54)	$109

	Three Months Ended September 30, 2013
	Before tax	Tax	Net of tax
(in (000’s)	Amount	benefit	Amount
Unrealized loss on securities:
Unrealized holding loss arising during period	$(57)	$19	$(38)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(57)	$19	$(38)

	Nine Months Ended September 30, 2014
	Before tax	Tax	Net of tax
(in (000’s)	Amount	expense	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$359	$(118)	$241
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$359	$(118)	$241

	Nine Months Ended September 30, 2013
	Before tax	Tax	Net of tax
(in (000’s)	Amount	Benefit(expense)	Amount
Unrealized loss on securities:
Unrealized holding loss arising during period	$(327)	$108	$(219)
Less: reclassification adjustment for gains (losses)
realized in net loss	52	(17)	35
Other comprehensive gain, net	$(379)	$125	$(254)

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Index

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(105)	$3,992
Government Sponsored Enterprises residential mortgage-backed securities	5,384	46	(70)	5,360
Investments in money market funds	129	-	-	129
	$9,610	$46	$(175)	$9,481

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(295)	$3,802
Government Sponsored Enterprises residential mortgage-backed securities	5,841	36	(228)	5,649
Investments in money market funds	129	-	-	129
	$10,067	$36	$(523)	$9,580

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2014, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	3,992
Government Sponsored Enterprises residential mortgage-backed securities	5,384	5,360
Total debt securities	9,481	9,352
Investments in money market funds	129	129
	$9,610	$9,481

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government agency securities	15	$748	$(2)	$3,244	$(103)	$3,992	$(105)

Government Sponsored Enterprises residential mortgage-backed securities	13	696	(6)	2,588	(64)	3,284	(70)
Total temporarily impaired investment securities	28	$1,444	$(8)	$5,832	$(167)	$7,276	$(175)

Index

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses

U.S. Government agency securities	15	$3,576	$(270)	$225	$(25)	$3,801	$(295)

Government Sponsored Enterprises residential mortgage-backed securities	21	$4,777	$(228)	$-	$-	$4,777	$(228)
Total temporarily impaired investment securities	36	$8,353	$(498)	$225	$(25)	$8,578	$(523)

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

Index

6. Loans and Allowance for Loan Losses
The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial and industrial	$5,042	$3,863
Commercial real estate	33,169	32,962
Consumer real estate	3,387	3,909
Consumer loans other	1,377	1,530
Total loans	$42,975	$42,264

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

All of these factors may be susceptible to significant change.  During the quarter ended September 30, 2014, the Bank did not change any of its qualitative factors in any segment of the loan portfolio.  In addition, the average historical loss factors were relatively unchanged as there were no significant charge-offs during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended September 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$297	$295	$52	$13	$657
Provision for loan losses	74	5	(18)	1	62

Charge-offs	-	-	(19)	(7)	(26)
Recoveries	1	-	3	5	9
Net charge-offs	1	-	(16)	(2)	(17)

Ending balance	$372	$300	$18	$12	$702

(in 000's)	For the Three months ended September 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$446	$288	$44	$-	$778
Provision (credit) for loan losses	(40)	65	5	-	30

Charge-offs	-	-	-	(1)	(1)
Recoveries	1	-	-	1	5
Net recoveries	1	-	-	-	4

Ending balance	$407	$353	$52	$-	$812

Index

(in 000's)	For the Nine months ended September 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$483	$280	$59	$17	$839
Provision for loan losses	139	20	(28)	1	132

Charge-offs	(253)	-	(19)	(25)	(297)
Recoveries	3	-	6	19	28
Net charge-offs	(250)	-	(13)	(6)	(269)

Ending balance	$372	$300	$18	$12	$702

(in 000's)	For the Nine months ended September 30, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	37	(33)	40	1	45

Charge-offs	(524)	-	-	(5)	(529)
Recoveries	3	78	7	4	92
Net charge-offs	(521)	78	7	(1)	(437)

Ending balance	$407	$353	$52	$-	$812

(in 000's)	September 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$195	$27	$-	$-	$222
Loans collectively evaluated for impairment	177	273	18	12	480
	$372	$300	$18	$12	$702

Loans, ending balance:
Loans individually evaluated for impairment	$301	$1,724	$-	$-	$2,025
Loans collectively evaluated for impairment	4,741	31,445	3,387	1,377	40,950
Total	$5,042	$33,169	$3,387	$1,377	$42,975

	December 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$378	$-	$-	$-	$378
Loans collectively evaluated for impairment	105	280	59	17	461
	$483	$280	$59	$17	$839

Loans, ending balance:
Loans indivdually evaluated for impairment	$574	$1,259	$-	$-	$1,882
Loans collectively evaluated for impairment	3,239	31,703	3,909	1,530	40,382
Total	$3,863	$32,962	$3,909	$1,530	$42,264

Index

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of September 30, 2014 is as follows:
		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$220	$86	$253	$559	$2,025	$2,584
SBA loans	-	-	48	48	158	206
Asset-based	-	-	-	-	2,252	2,252
Total Commercial and industrial	220	86	301	607	4,435	5,042

Commercial real estate:
Commercial mortgages	73	-	995	1,068	14,895	15,963
SBA loans	-	-	121	121	423	544
Construction	-	-	-	-	4,850	4,850
Religious organizations	-	-	608	608	11,204	11,812
Total Commercial real estate	73	-	1,724	1,797	31,372	33,169

Consumer real estate:
Home equity loans	203	-	371	574	491	1,065
Home equity lines of credit	-	-	-	-	23	23
1-4 family residential mortgages	-	-	142	142	2,157	2,299
Total consumer real estate	203	-	513	716	2,671	3,387

Total real estate	276	-	2,237	2,513	34,043	36,556

Consumer and other:
Consumer installment	-	-	-	-	7	7
Student loans	112	129	-	241	998	1,229
Other	-	7	-	7	134	141
Total consumer and other	112	136	-	248	1,129	1,377

Total loans	$608	$222	$2,538	$3,368	$39,607	$42,975

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 is as follows:
		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$444	$444	$767	$1,211
SBA loans	-	-	130	130	455	585
Asset-based	-	-	-	-	2,067	2,067
Total Commercial and industrial	-	-	574	574	3,289	3,863

Commercial real estate:
Commercial mortgages	2	442	630	1,094	16,249	17,343
SBA loans	184	-	-	184	382	566
Construction	-	-	-	-	2,456	2,456
Religious organizations	-	-	629	629	11,968	12,597
Total Commercial real estate	206	442	1,259	1,907	31,055	32,962

Consumer real estate:
Home equity loans	209	147	115	471	705	1,176
Home equity lines of credit	-	-	-	-	24	24
1-4 family residential mortgages	125	-	242	367	2,342	2,709
Total consumer real estate	334	147	357	838	3,071	3,909

Total real estate	540	589	1,616	2,745	34,126	36,871

Consumer and other:
Consumer installment	-	-	-	-	16	16
Student loans	87	141	-	228	1,138	1,366
Other	5	-	-	5	143	148
Total consumer and other	92	141	-	233	1,297	1,530

Total loans	$632	$730	$2,190	$3,552	$38,712	$42,264

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

Index

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans September 30, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$1,862	$220	$-	$114	$138	$2,584
SBA loans	-	118	-	40	48	-	206
Asset-based	-	2,081	125	46	-	-	2,252
	250	4,061	345	86	162	138	5,042
Commercial real estate:
Commercial mortgages	-	13,485	829	57	1,276	316	15,963
SBA Loans	-	253	171	-	120	-	544
Construction	-	4,850	-	-	-	-	4,850
Religious organizations	-	9,827	760	617	608	-	11,812
	-	28,415	1,760	674	2,004	316	33,169

Total commercial loans	$250	$32,476	$2,105	$760	$2,166	$454	$38,211

	Residential Mortgage and Consumer Loans September 30, 2014
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$694	$371	$1,065
Home equity line of credit	23	-	23
1-4 family residential mortgages	2,157	142	2,299
	2,874	513	3,387

Consumer Other:
Consumer Installment	7	-	7
Student loans	1,229	-	1,229
Other	141	-	141
	1,377	-	1,377

Total consumer loans	$4,251	$513	$4,764

Total loans				$ 42,975

Index

(In 000's)	Commercial Loans, December 31, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$296	$220	$-	$52	$393	$1,658
SBA loans	-	497	-	40	48	-	585
Asset-based	-	1,897	124	46	-	-	2,067
	250	2,690	344	86	100	393	3,863
Commercial real estate:
Commercial mortgages	-	15,232	883	-	912	316	17,343
SBA Loans	-	265	171	-	150	-	566
Construction	-	2,456	-	-	-	-	2,456
Religious organizations	-	10,414	931	623	629	-	12,597
	-	28,367	1,985	623	1,671	316	32,962

Total commercial loans	$250	$31,057	$2,329	$709	$1,771	$709	$36,825

	Residential Mortgage and Consumer Loans December 31, 2013
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,061	$115	$1,176
Home equity line of credit	24	-	24
1-4 family residential mortgages	2,467	242	2,709
	3,552	357	3,909

Consumer Other:
Consumer Installment	16	-	16
Student loans	1,366	-	1,366
Other	148	-	148
	1,530	-	1,530

Total consumer loans	$5,082	$357	$5,439

Total loans				$ 42,264

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

Impaired loans as of September 30, 2014 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$253	$39	$214	$253	$147
SBA Loans	48	-	48	48	48
Total commercial and industrial	301	39	262	301	195

Commercial real estate:
Commercial mortgages	995	619	376	995	27
SBA Loans	121	121	-	121	-
Religious organizations	608	608	-	608	-
Total commercial real estate	1,724	1,348	376	1,724	27

Total loans	$2,025	$1,387	$638	$2,025	$222

Impaired loans as of December 31, 2013 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$444	$47	$397	$444	$330
SBA loans	48	-	48	48	48
Total commercial and industrial	492	47	445	492	378

Commercial real estate:
Commercial mortgages	630	630	-	630	-
SBA Loans	130	130	-	130	-
Religious organizations	630	630	-	630	-
Total commercial real estate	1,390	1,390	-	1,390	-

Total loans	$1,882	$1,437	$445	$1,882	$378

Index

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

	Three Months Ended		Three Months Ended
(In 000's)	September 30, 2014		September 30, 2013
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$204	$3	$467	$-
SBA loans	48	-	49	-
Total commercial and industrial	252	3	516	-

Commercial real estate:
Commercial mortgages	995	-	559	-
SBA loans	122	-	161	2
Religious organizations	610	-	646	-
Total commercial real estate	1,727	-	1,366	2

Total loans	$1,979	$3	$1,882	$2

	Nine Months Ended		Nine Months Ended
(In 000's)	September 30, 2014		September 30, 2013
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$231	$3	$573	$-
SBA loans	48	-	49	1
Asset-based	-	-	66	-
Total commercial and industrial	279	3	688	1

Commercial real estate:
Commercial mortgages	931	3	638	-
SBA loans	125	1	36	2
Religious organizations	617	2	625	-
Total commercial real estate	1,673	6	1,299	2

Total loans	$1,952	$9	$1,987	$3

Index

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2014 and December 31, 2013.

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

Activity in other real estate owned for the periods was as follows:

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Beginning balance	$420	$527	$433	$775
Additions, transfers from loans	240	-	240	-
Proceeds from sales	(29)	(48)	(29)	(140)
	631	479	644	635
Write-downs and net gains (losses) on sales	-	3	(13)	(153)
Ending Balance	$631	$482	$631	$482

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2014	December 31, 2013
Commercial real estate	$191	$191
Residential real estate	440	242
Total	$631	$433

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2014	September30, 2013	September 30, 2014	September 30, 2013
Insurance	$5	$3	$16	$13
Professional fees	2	-	2	-
Real estate taxes	3	6	14	17
Utilities	1	1	3	3
Other	6	7	6	-
Transfer-in write-up	(47)	-	(47)	8
Impairment charges (net)	-	-	13	144
Total	$(30)	$17	$7	$185

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

Index

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

Loans Held at Fair Value.  Fair values for loans for which the guaranteed portion is intended to be sold are estimated by using actual quoted market bids on a loan by loan basis. Fair values for the un-guaranteed portion of SBA loans are estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

Index

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,992	$-	$3,992	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,360	-	5,360	-
Money Market Funds	129	129	-	-
Total	$9,481	$129	$9,352	$-
Loans held for sale	$638	$-	$638	$-
Loans held at fair value	$614	$-	$-	$614

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$3,802	$-	$3,802	$-
Government Sponsored Enterprises residential mortgage-backed securities	5,649	-	5,649	-
Money Market Funds	129	129	-	-
Total	$9,580	$129	$9,451	$-
Loans held for sale	$1,646	$-	$1,646	$-
Loans held at fair value	$447	$-	$-	$447

The fair value of the Bank’s AFS securities portfolio was approximately $9,481,000 and $9,580,000 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, approximately 57% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,360,000.  At December 31, 2013, approximately 59% of the portfolio consisted of residential mortgage-backed securities, which had a fair value of approximately $5,649,000.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended September 30, 2014 and 2013.

Index

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	September 30, 2014 Fair value	December 31, 2013 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2014 Range of inputs	December 31, 2013 Range of inputs
Loans held at fair value:	$614	$447	Discounted cash flow	Constant prepayment rate	7.194% to 7.456%	7.74% to 7.985%
				Weighted average discount rate	8.031% to 8.033%	9.106% to 9.111%
				Weighted average life	3.87 yrs to 3.91 yrs	4.08 yrs to 4.11 yrs
				Average projected default rate	18%	18%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2013	$447
Origination of loans	180
Principal repayments	(9)
Change in fair value of financial instruments	(4)
Balance at September 30, 2014	$614

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded during the six months ended September 30, 2014 and year ended December 31, 2013.

 Carrying Value at September 30, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended
Impaired loans	$2,025	$-	$-	$2,025	$(75)
Other real estate owned (“OREO”)	$631	$-	$-	$631	$(13)

Index

Carrying Value at December 31, 2013:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,882	$-	$-	$1,882		$(59)
Other real estate owned (“OREO”)	$433	$-	$-	$433	$	(157)

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

Loans held for sale:  Fair values for loans held for sale are estimated by using actual quoted market bids on a loan by loan basis.

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

The fair value of assets and liabilities are depicted below:

		September 30, 2014		December 31, 2013
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$5,523	$5,523	$ 5,790	$ 5,790
Available for sale securities	(1)	9,481	9,481	9,580	9,580
Loans held for sale	Level 2	638	638	1,646	1,646
Loans held at fair value	Level 3	614	614	447	447
Loans, net of allowance for loan losses	(2)	42,274	43,006	42,711	43,304
Accrued interest receivable	Level 2	284	284	256	256
Liabilities:
Demand deposits	Level 2	29,926	29,926	28,658	28,658
Savings deposits	Level 2	12,075	23,075	12,988	12,988
Time deposits	Level 2	15,328	15,348	15,463	15,472
Accrued interest payable	Level 2	15	15	13	13

(1)	Level 1 for money market funds; Level 2 for all other securities.
(2)	Level 2 for non-impaired loans; Level 3 for impaired loans.

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

 As of September 30, 2014 and December 31, 2013, the Bank’s tier one leverage capital ratio was 4.79% and 5.67%, respectively, and its total risk based capital ratio was 8.34% and 9.48%, respectively.   Year-to-date losses continue to erode capital.  Also, the total risk based capital ratio decreased because of an increase in loans that carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

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

Index

Overview

The Company reported a net loss of approximately $183,000 ($0.17 per common share) for the quarter ended September 30, 2014 compared to a net loss of approximately $333,000 ($0.31 per common share) for the same quarter in 2013.   The Company reported a net loss of approximately $607,000 ($0.57 per common share) for the nine months ended September 30, 2014 compared to a net loss of approximately $576,000 ($0.54 per common share) for the same period in 2013.   The results for 2013 included a nonrecurring gain on the sale of investment securities totaling approximately $378,000.  Although there has been a reduction in noninterest expenses, operating losses continue as a result of the inability to achieve economies of scale and/or increase noninterest income substantially.

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

The Bank is a CDFI and may have the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  The Bank Enterprise Award (BEA) Program and Technical Assistance (TA) Program were created to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. These programs complement the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. In May 2014, an application was submitted for a grant from the BEA Fund; however, although the Bank had qualifying activity, it was not awarded a grant because of its regulatory order. Utilization of this strategy will be deferred until there is improvement in the Bank’s regulatory status.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some volatility during the quarter ended September 30, 2014 compared to the second quarter in 2014 with an increase in delinquencies and impaired loans. Management will seek to make progress by enhancing its underwriting and customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.  In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to reduce the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense. During the quarter ended September 30, 2014, the Bank foreclosed on two non-performing loans and added approximately $240,000 to its other real estate owned.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy is to increase SBA loan origination and sell of the guaranteed portion in the secondary market for a gain.   During the quarter ended September 30, 2014, one loan totaling approximately $100,000 was sold for which a gain of approximately $10,000 was recognized. The pipeline of SBA loans  exceeds more than $6 million and continues to grow.

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

1.
Review and re-negotiation of significant contracts (i.e. data processing, credit card, Electronic Funds Transfer(“EFT”) services, etc.)- In August 2014, EFT services were consolidated with the Bank’s core vendor to achieve operational and cost efficiencies.

Index

2.
Sale and/or other disposition of other real estate properties to reduce ongoing carrying costs— Although the Bank sold one property during the quarter ended September 30, 2014, it acquired two additional properties in foreclosure.  These properties will be marketed for sale to reduce related expenses as quickly as possible.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2014	Quarter ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013
Statement of operations information:
Net interest income	$719	$719	$2,097	$2,093
Provision for loan losses	62	30	132	45
Noninterest income	231	176	654	1,025
Noninterest expense	1,071	1,198	3,225	3,649
Net loss	(183)	(333)	(607)	(576)
Net loss per share-basic and diluted	(0.17)	(0.31)	(0.57)	(0.54)

Balance Sheet information:	September 30, 2014	December 31, 2013
Total assets	$60,532	$60,751
Loans, net	42,274	41,871
Investment securities	9,481	9,580
Deposits	57,329	57,110
Shareholders' equity	2,843	3,210

Ratios*:	Quarter ended September 30, 2014	Quarter ended September 30, 2013
Return on assets	(1.21)%	(2.14)%
Return on equity	(24.53)%	(39.05)%
*annualized

Index

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $243,000, or 0.42% during the quarter ended September 30, 2014 compared to the quarter ended June 30, 2014. Average funding sources increased approximately $516,000, or 0.91%, during the same quarter.

Sources and Uses of Funds Trends (Thousands of Dollars, except percentages)
	September 30, 2014			June 30, 2014
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$44,087	$886	2.05%	$43,201
Investment Securities	9,715	(172)	(1.74)	9,887
Federal funds sold	3,702	(471)	(11.29)	4,173
Balances with other banks	310	-	-	310
Total uses	$57,814	$243	0.42%	$57,571
Funding sources:
Demand deposits
Noninterest-bearing	$14,776	$101	0.69%	$14,675
Interest-bearing	14,947	1,004	7.20	13,943
Savings deposits	12,239	(554)	(4.33)	12,793
Time deposits	15,244	(35)	(0.23)	15,279
Total sources	$57,206	$516	0.91%	$56,690

Loans
Average loans increased by approximately $886,000, or 0.81%, during the quarter ended September 30, 2014. The Bank funded approximately $2.8 million in commercial loans during the quarter offset by approximately $1 million payoffs and paydowns.   Funding activity during the quarter was primarily in construction loan financing.  The Bank participates in an investor real estate funding program (“NRIA”) whereby it provides funding during the construction phase and permanent “take-out” financing is pre-arranged at completion.  At September 30, 2014, the Bank had funded more than $2 million of these loans. Participation in this program is ongoing and dependent on the Bank’s overall liquidity level and other funding requirements.

The Bank’s commercial loan pipeline continues to grow with a specific focus on SBA loan origination. At September 30, 2014, the pipeline totaled more than $8 million in loans ($6 million SBA loans) that are expected to close during the fourth quarter.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $33.2 million, or 77.18%, of total loans at September 30, 2014 of which approximately $17 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2014 were approximately $12 million, or 36%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

Index

	September 30,	December 31,
(In 000's)	2014	2013

Commercial and industrial:
Commercial	$2,584	$1,211
SBA loans	206	585
Asset-based	2,252	2,067
Total commercial and industrial	5,042	3,863

Commercial real estate:

Commercial mortgages	15,963	17,343
SBA loans	544	566
Construction	4,850	2,456
Religious organizations	11,812	12,597
Total commercial real estate	33,169	32,962

Consumer real estate:
Home equity loans	1,065	1,176
Home equity lines of credit	23	24
1-4 family residential mortgages	2,299	2,709
Total consumer real estate	3,387	3,909

Total real estate	36,556	36,871

Consumer and other:
Consumer installment	7	16
Student loans	1,229	1,366
Other	141	148
Total consumer and other	1,377	1,530

Loans, net	$42,975	$42,264

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.63% at September 30, 2014 compared to 1.89% at December 31, 2013.  The reduction is related to a $253,000 charge-off of the portion of one impaired loan during the quarter ended March 31, 2014 for which a specific reserve was previously allocated.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,025,000 at September 30, 2014 compared to $1,882,000 at December 31, 2013. The valuation allowance associated with impaired loans was approximately $222,000 and $378,000, at September 30, 2014 and December 31, 2013, respectively. The increase in impaired loans is attributable to the transfer of one commercial real estate loan totaling $376,000 to impairment status during the quarter ended March 31, 2014 and one commercial and industrial loan totaling $75,000 during the quarter ended September 30, 2014.  These transfers were offset by the $253,000 charge-off during the first quarter.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2014 and December 31, 2013, loans to religious organizations represented approximately $608,000 and $630,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

Index

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

The percentage of allowance to nonperforming loans decreased from 38.31% at December 31, 2013 to 27.66% at September 30, 2014 primarily as a result of charge-off activity as well as an increased level of nonperforming consumer and commercial mortgage loans during 2014. The level of nonperforming loans to total loans increased from 5.28% at December 31, 2013 to 5.89% at September 30, 2014. Approximately 91% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2014	December 31, 2013
Commercial and industrial:
Commercial	$253	$444
SBA loans	48	-
Asset-based	-	130
Total commercial and industrial	301	574

Commercial real estate:
Commercial mortgages	995	630
SBA loans	121	-
Religious organizations	608	629
Total commercial real estate	1,724	1,259

Consumer real estate:
Home equity loans	371	115
1-4 family residential mortgages	142	242
Total consumer real estate	513	357

Total real estate	2,237	1,616

Total nonperforming loans	2,538	2,190
OREO	631	433
Total nonperforming assets	3,169	$2,623

Nonperforming loans to total loans	5.89%	5.18%
Nonperforming assets to total loans and OREO	7.25%	6.14%
Nonperforming assets to total assets	5.21%	4.33%

Allowance for loan losses as a percentage of:
Total loans	1.63%	1.99%
Total nonperforming loans	27.66%	38.31%

Index

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2014	December 31, 2013

Commercial and industrial
Asset-based	$86	$-
	86	-

Commercial real estate:
Commercial mortgages	-	442
Total commercial real estate	-	442

Consumer real estate:
Home equity loans	-	147
Total consumer real estate	-	147

Consumer and other:
Student loans	-	141
	7	-
Total consumer and other	7	141

Total	$93	$730

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $172,000, or 1.74%, during the quarter ended September 30, 2014. The decrease was related to monthly paydown activity in the mortgage-backed security portfolio.

The average yield on the investment portfolio was 2.39% for the quarter ended September 30, 2014 compared to 2.52% for the quarter ended December 31, 2013.  The duration of the portfolio shortened to 4 years at September 30, 2014 compared to 4.7 years at December 31, 2013 as a result of market rate changes during the year.  Amortizing GSE mortgage-backed securities approximate 57% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended September 30, 2014, average deposits increased approximately $516,000, or 0.91%. The increase was concentrated in interest-bearing demand deposit accounts that increased on average by approximately $1 million, or 7.20%, during the quarter.  In July 2014, there was a significant increase in money market account balances representing annual grant funds received by a non-profit customer. These funds are generally redistributed throughout the year to other charitable agencies; thereby, reducing the account balance.

Noninterest bearing checking account balances increased by $101,000, or 0.69%, during the quarter ended September 30, 2014.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits.

Average savings deposits declined by approximately $554,000, or 4.33%, as a result of general attrition as well as a customer in the construction industry that maintained reserve funds that were utilized at project completion.

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

	September 30, 2014	December 31, 2013
Commitments to extend credit	$11,277,010	$10,278,928
Standby letters of credit	1,035,837	1,050,832

The level of commitments increased during 2014 as a result of several approved but unfunded SBA loans totaling $6 million that are projected to fund and close during the quarter ended December 31, 2014.  After funding, the guaranteed portion of these loans will be sold in the secondary market.  In addition, more than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2014, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $5.5 million, or 9.12% of total assets, relatively unchanged compared to $5.8 million, or 9.53%, at December 31, 2013.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $15 million in loans are scheduled to mature within one year.

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

At September 30, 2014, a positive gap position is maintained on a cumulative basis through 1 year of 10.01% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and represents an increase from the December 31, 2013 positive gap position of 9.58%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months. The Bank has more than $2 million construction loans that have short-term maturities.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2014, the change in the market value of equity in a +200 basis point interest rate change is -40.7 in excess of the policy limit of 25%, and -66.9% in a +400 basis point interest rate change, in excess of the policy limit of -50%.  The exception to policy is primarily related to the decline in capital.  Management will attempt to mitigate this risk by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at September 30, 2014.

Capital Resources
Total shareholders' equity decreased approximately $366,000 compared to December 31, 2013 as a result of the net loss of approximately $607,000 during the nine months ended September 30, 2014 offset by other comprehensive income of approximately $241,000 related to a decrease in the unrealized loss on the securities classified as available-for-sale.

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

Index

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

The Bank’s risk-based capital ratios are above the general minimum requirements but below those required by the Consent Orders.  The Company and the Bank’s actual capital amounts and ratios are as follows:

(In 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$3,407	8.34%	$3,268	8.00%	N/A
Bank	3,407	8.34	3,268	8.00%	$4,086	10.00%
Tier I capital to risk-weighted assets:
Consolidated	2,894	7.08	1,634	4.00%	N/A
Bank	2,894	7.08	1,634	4.00%	$2,451	6.00%
Tier I capital to average assets:
Consolidated	2,894	4.79	2,418	4.00%	N/A
Bank	2,894	4.79	2,418	4.00%	$3,022	5.00%

(In 000’s)	Actual		For capital Adequacy purposes		To be well capitalized under Prompt corrective actions provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$4,067	9.48%	$3,427	8.00%	N/A
Bank	4,067	9.48	3,427	8.00%	$4,284	10.00%
Tier I capital to risk-weighted assets:
Consolidated	3,525	8.22	1,713	4.00%	N/A
Bank	3,525	8.22	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,525	5.67	2,485	4.00%	N/A
Bank	3,525	5.67	2,485	4.00%	3,107	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $183,000 ($0.17 per common share) for the quarter ended September 30, 2014 compared to a net loss of approximately $333,000 ($0.31 per common share) for the same quarter in 2013.   The Company reported a net loss of approximately $607,000 ($0.57 per common share) for the nine months ended September 30, 2014 compared to a net loss of approximately $576,000 ($0.54 per common share) for the same period in 2013.   The results for 2013 included a nonrecurring gain on the sale of investment securities totaling approximately $378,000; therefore, there has been improvement in the Bank’s core operating performance during 2014 compared to 2013.   A detailed explanation of each component of operations is included in the sections below.

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

Index

Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2014			Three months ended September 30, 2013
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$44,087	$678	6.15%	$42,223	$674	6.39%
Investment securities	9,715	58	2.39	10,117	60	2.37
Federal funds sold	3,702	2	0.22	6,946	4	0.23
Interest bearing balances with other banks	310	-	-	307	-	-
Total interest-earning assets	57,814	738	5.11	59,593	738	4.95
Interest-bearing liabilities
Demand deposits	14,947	$7	0.18	14,574	7	0.19
Savings deposits	12,239	2	0.07	13,283	2	0.06
Time deposits	15,244	10	0.26	15,802	10	0.25
Total interest-bearing liabilities	42,430	19	0.18	43,659	19	0.17
Net interest income		$719			$719
Net yield on interest-earning assets			4.97%			4.83%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

		Nine months ended September 30, 2014			Nine months ended September 30, 2013
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$43,616	$1,964	6.00%	$41,630	$1,932	6.19%
Investment securities	9,874	178	2.40	11,327	213	2.51
Federal funds sold	4,110	7	0.23	7,228	11	0.20
Interest bearing balances with other banks	309	3	1.29	307	1	0.43
Total interest-earning assets	57,909	2,152	4.95	60,492	2,157	4.75
Interest-bearing liabilities
Demand deposits	13,884	30	0.19	14,266	21	0.20
Savings deposits	12,860	5	0.05	13,725	5	0.05
Time deposits	15,409	20	0.26	16,223	38	0.31
Total interest-bearing liabilities	42,153	55	0.17	44,214	64	0.19
Net interest income		2,097			$2,093
Net yield on interest-earning assets			4.83%			4.61%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income was relatively unchanged at approximately $719,000 for each of the quarters ended September 30, 2014 and 2013. There was an increase of approximately $4,000, or 0.18%, for the nine months ended September 30, 2014 compared to the same period in 2013. Although the level of average earning assets declined, the net yield improved compared to 2013 primarily as a result of a shift in the allocation of assets to higher yielding loans versus lower yielding investments or Federal Funds Sold.  In addition, there was a reduction in the cost of funds to follow market conditions.

Index

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2014 compared to 2013			Three months ended September 30, 2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$30	$(26)	$4	$3	$4	$8
Investment securities	(2)	-	(2)	(27)	(10)	(37)
Federal funds sold	(2)	-	(2)	(1)	1	-
Total Interest-earning assets	26	(26)	-	(25)	(5)	(30)
Interest paid on:
Demand deposits	-	-	-	(1)	(4)	(5)
Savings deposits	-	-	-	-	-	-
Time deposits	-	-	-	(2)	(6)	(8)
Total interest-bearing liabilities	-	-	-	(3)	(10)	(13)
Net interest income	$26	$(26)	$-	$(22)	$5	$(17)

	Nine months ended September 30, 2014 compared to 2013			Nine months ended September 30, 2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$94	$(62)	$32	$(16)	$(38)	$(54)
Investment securities	(28)	(7)	(35)	(115)	(21)	(136)
Federal funds sold	(5)	1	(4)	(2)	-	(2)
Interest bearing balances with other banks	-	2	2
Total Interest-earning assets	61	(66)	(5)	(133)	(59)	(192)
Interest paid on:
Demand deposits	(1)	-	(1)	(6)	(9)	(15)
Savings deposits	-	-	-	-	-	-
Time deposits	(2)	(6)	(8)	(11)	(17)	(28)
Total interest-bearing liabilities	(3)	(6)	(9)	(17)	(26)	(43)
Net interest income	$64	$(60)	$4	$(116)	$(34)	(149)

For the quarter ended September 30, 2014 compared to the same period in 2013, there was an increase in net interest income of approximately $26,000 due to changes in volume offset by a decrease of approximately $26,000 due to changes in rate. During 2014, several variable rate commercial loans re-set at the current low interest rates. For the nine months ended September 30, 2014 compared to the same period in 2013, there was an increase in net interest income of approximately $64,000 due to changes in volume offset by a decrease of approximately $60,000 due to changes in rate.

Provision for Loan Losses
There was a provision for loan losses of $62,000 for the quarter ended September 30, 2014 compared to a provision of $30,000 for the same quarter in 2013. There was a provision for loan losses of $132,000 for the nine months ended September 30, 2014 compared to a provision of $45,000 for the same period in 2013.  The increase in provisions during 2014 primarily relate to one loan in the Bank’s commercial and industrial portfolio for which a $75,000 specific reserve was allocated during the quarter ended September 30, 2014.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Index

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees and other customer service fees.  Noninterest income increased approximately $55,000, or 31.12%, for the quarter ended September 30, 2014 compared to the same quarter in 2013 and decreased approximately $372,000, or 36.26%, for the nine months ended September 30, 2014 compared to the same period in 2013.   The increase for the quarter in 2014 is related to an increase in the fair value of financial instruments

Customer service fees declined by approximately $6,000, or 6.09%, for the quarter ended September 30, 2014 compared to 2013 and declined by approximately $24,000, or 7.58%, for the nine months ended September 30, 2014 compared to the same period in 2013.  The decrease is primarily related to a lower level of activity fees (overdraft, low balance, etc.) on deposit accounts and lower debit card usage fees.

ATM activity fees declined by approximately $20,000, or 35.88%, for the quarter ended September 30, 2014 compared to the same period in 2013 and declined by approximately $93,000, or 43.02%, for the nine months ended September 30, 2014 compared to the same period in 2013. The decline is related to the expiration and non-renewal of the Bank’s ATM contract with Rite Aid that resulted in the removal of ATM from stores in July 2013. The Bank is actively seeking to place machines in other high volume locations.

During the quarter ended June 30, 2013, in conjunction with a bond transaction, the Bank sold securities with a book value totaling approximately $7.4 million, for which a gain of approximately $378,000 was recognized. Proceeds from the sale were reinvested in replacement securities.  No securities were sold in 2014.

The Bank serves as agent in the syndication of several credit facilities for national companies.  Loan syndication fees were relatively unchanged and totaled approximately $88,000 for the nine months ended September 30, 2014 and 2013.

Noninterest Expense
Salaries and benefits declined approximately $1,000, or 0.36%, for the quarter ended September 30, 2014 compared to 2013 and increased approximately $64,000, or 5.56%, for the nine months ended September 30, 2014 compared to the same period in 2013.  In August 2013, as required by the Consent Orders, a senior lending officer was hired to support the Bank’s business development and credit administration function.  In addition, the Bank’s medical insurance expense increased approximately $18,000, or 25%, during 2014 compared to 2013 as a result of increased personnel utilization and a general increase in the cost of insurance. The decline during the September 2014 quarter was primarily related to the conversion of a retail staff person from full time to part-time in August 2014.

Occupancy and equipment expense increased approximately $5,000, or 1.86%, for the quarter ended September 30, 2014 compared to 2013 and decreased approximately $7,000, or 0.94%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase for the quarter is primarily related to increased real estate taxes in 2014 as well as depreciation expense on new ADA compliant ATM machines purchased in late 2013.  The decrease for the nine months ended is primarily related to a reduction in equipment maintenance expense associated with the removal of Rite Aid ATMs in July 2013.

Office operations and supplies expense increased by approximately $3,000, or 3.65%, for the quarter ended September 30, 2014 compared to 2013 and decreased by approximately $18,000, or 8.15%, for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of a change in vendors, a conscious effort to reduce the utilization of supplies and a shift to electronic transmission of branch-related items that reduced paper usage.

Marketing and public relations expense decreased approximately $12,000, or 52.98% for the quarter ended September 30 30, 2014 compared to 2013 and decreased approximately $9,000, or 16.21%, for the nine months ended September 30, 2014 compared to the same period in 2013 as a result of a shift to direct marketing and business development efforts instead of radio and print ads.

Professional services expense decreased approximately $26,000, or 22.71%, for the quarter ended September 30, 2014 compared to 2013 and decreased approximately $16,000, or 4.73%, for the nine months ended September 30, 2014 compared to the same period in 2013.  In August 2013, the Bank paid $25,000 executive search fees to hire a senior lending officer as required by the Bank’s Consent Orders.  No executive search fees were paid in 2014.

Index

Data processing expenses decreased approximately $11,000, or 9.89%, for the quarter ended September 30, 2014 compared to 2013 and decreased approximately $16,000, or 4.73%, for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease is primarily related to a reduction in electronic funds transfer processing cost associated with the Bank’s ATM network.

Federal deposit insurance assessments increased approximately $2,000, or 6.88%, for the quarter ended September 30, 2014 and 2013 but were relatively unchanged at approximately $106,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses declined approximately $47,000, or 276%, for the quarter ended September 30, 2014    compared to 2013 and declined approximately $178,000, or 96.30%, for the nine months ended September 30, 2014 compared to the same period in 2013.  The decrease was primarily the result of approximately $47,000 in transfer-in write-ups during the quarter related to two properties where the net liquidation value exceeded the Bank’s loan balance.  In addition, there was a reduction in the net write-downs of existing other real estate properties because of property sales and general value stabilization.

Loan and collection expenses increased approximately $23,000, or 115.20%, for the quarter ended September 30, 2014 compared to 2013 and increased approximately $3,000, or 4.13%, for the nine months ended September 30, 2014 compared to the same period in 2013. During 2014, the Bank incurred significant collection-related legal fees related foreclosure/collection activity.

Other operating expenses decreased approximately $62,000, or 36.58%, for the quarter ended September 30, 2014 compared to the same period in 2013 and decreased approximately $233,000, or 46.77%, for the nine months ended September 30, 2014 compared to the same period in 2013.  The decrease is primarily related to the completion of the amortization of a core deposit intangible in October 2013 for which the annual amortization expense was approximately $180,000.  In addition, there was a reduction in the Bank’s Pennsylvania Bank Shares Tax as a result of a change in the tax computation methodology that will result in an annual savings of approximately $75,000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of September 30, 2014, the Bank’s tier one leverage capital ratio was 4.79% and its total risk based capital ratio was 8.34%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: November 14, 2014	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 14, 2014	/s/ Brenda M. Hudson-Nelson
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