Form 10-K
period 2014-12-31
UNITED BANCSHARES INC /PA
filed 2015-06-29
CIK 944792

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

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

As of February 23, 2015 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 1,068,588 (including 191,667 Class B non-voting).

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 54 through 56.  There are 107 pages in this report.

FORM 10-K
United Bancshares, Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF FEBRUARY 23, 2015.

INDEX

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

As of February 23, 2015, UBS and the Bank had a total of 27 employees.

INDEX

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

The Bank conducts all its banking activities through its three offices located as follows: (i)Center City 30S 15th Street, Philadelphia, Pennsylvania, (ii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iii) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2014, the Bank had total deposits aggregating approximately $57 million and had total net loans outstanding of approximately $47 million, including $6.2 million held for sale.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. At February 23, 2015, the Bank’s maximum legal lending limit was approximately $595,000 per borrower; however, the Bank’s internal Loan Policy limits the Bank’s lending to $500,000 per borrower in order to diversify the credit risk in the loan portfolio.   The Board of Directors of the Bank maintains the ability to waive its internal lending limit upon consideration of a loan.  The Board of Directors has exercised this power with respect to loans and participations on a number of occasions.

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

INDEX

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

INDEX

A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%. If an institution is deemed o be critically undercapitalized for four quarters, with certain exceptions, that institution will be placed in receivership.  UBS and the Bank are “adequately” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

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

In July 2014, the Federal Reserve, the OCC and the FDIC approved the final Basel III risk-based capital rule. This rule aims to improve the quality and quantity of capital for all banking organizations. The agencies, in response to comments on their June 2012 proposed capital rule, sought to minimize the potential burden on community organizations where consistent with applicable law and the establishment of a robust and comprehensive capital framework. Community banking organizations first become subject to the final Basel III rule on January 1, 2015. Thereafter begins a phase-in period through January 1, 2019.

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

•
All but the largest banks (above $250 billion in assets) can keep available-for-sale securities on the balance sheet without having to adjust regulatory capital levels based on the current market value of those securities. Banks have a one-time opportunity to “opt-out” on their first regulatory call report after Jan. 1, 2015 from what’s called the accumulated other comprehensive income (AOCI) filter. If they miss doing so, they can’t opt-out later. The Bank plans to “opt-out” of the inclusion of AOCI in its capital calculations in its March 31, 2015 Call Report.

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

INDEX

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

The federal bank regulatory agencies also approved revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions took effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:”

(i)	a new common equity Tier 1 capital ratio of 6.5%;

(ii)	a Tier 1 capital ratio of 8% (increased from 6%);

(iii)	a total capital ratio of 10% (unchanged from current rules); and

(iv)	a Tier 1 leverage ratio of 5% (increased from 4%).

UBS and the Bank are currently below the requirements of the new rule but will seek to strengthen its capital ratios in 2015 with new external capital as well as retained earnings.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

At December 31, 2014 and 2013, the Bank’s tier one leverage capital ratio was 5.18% and 5.67%, respectively, and its total risk based capital ratio was 8.60% and 9.48%, respectively.  The tier one leverage ratio declined as a result of the Bank’s net loss. The risk based capital ratio declined as a result of losses as well as a shift in the composition of the Bank’s balance sheet to include a higher level of loans.  Management developed a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments.

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

INDEX

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

INDEX

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of December 31, 2014, the Bank’s tier one leverage capital ratio was 5.18% and its total risk based capital ratio was 8.60%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

INDEX

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

Government regulation can result in limitations on operations

The Bank operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies.  Regulations adopted by these agencies are generally intended to provide protection for depositors and customers rather than for the benefit of the shareholders. These regulations establish permissible activities for the Bank to engage in, require maintenance of adequate capital levels, and regulate other aspects of operations.  The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effect of these changes on the Bank’s business and profitability.  A return of recessionary conditions may create the potential for increased regulation, new federal or state laws and regulations regarding lending and funding practices and liquidity standards that could negatively impact the Bank’s operations by restricting the Bank’s business operations, increase the cost of compliance and adversely affect profitability.  Losses from operations may result in deterioration of the Bank’s capital levels below required levels and could result in severe regulatory action.

INDEX

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

INDEX

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

Corporate Headquarters

The Bank’s corporate office is located in The Graham Building, 30 S. 15th Street, Suite 1200, Center City Philadelphia. The Graham building is located in the heart of the Philadelphia business district, directly across from City Hall. The Bank occupies approximately 10,000 square feet on the 12th Floor, including executive offices, operations, finance, human resource, and security and loss prevention functions.  The average monthly lease rate over the term of the lease is $16,300.

Co-terminous with this lease, the Bank also leases retail space on the ground level of the Graham Building in which it operates a retail branch and an ATM. The Bank’s average aggregate gross monthly rental is $7,200.

The retail branch and corporate office in the Graham building is located in Philadelphia’s central business district close to City government.  There is significant development in and around the location of this building including the recently completed Dilworth Park at City Hall.  Management believes that this presence in Center City Philadelphia is consistent with the Bank’s strategic focus on business banking.  Execution strategies, including corporate collaborations, will be developed to better capitalize on the small business marketplace.

Progress Plaza Branch

The Bank leases a branch facility located at 1015 North Broad Street, Philadelphia, Pennsylvania.  The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis.   This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault.  The average aggregate monthly rental for this facility is $5,996 per month.

INDEX

Mt. Airy Branch

The Bank operates a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. In January 2010, this lease was renewed for ten (10) years.  This facility, comprising a retail banking lobby, teller area, offices, and vault and storage space is currently leased at a monthly rental of $6,500 plus real estate taxes and common area maintenance expenses.  The foot traffic and deposit levels in this branch have declined over the past several years.

ATM Network

To enhance its accessibility and generate fee income, United Bank of Philadelphia currently operates 13 automated teller machines (ATMs)—3 at branch locations and 11 in remote locations.  The Bank continues to experience year-to-year declines in ATM usage. Studies show that consumers are moving towards the use of non-cash payment systems including debit cards and credit cards.  Management will continue to review the profitability of each machine in the network and relocate machines, when appropriate, to maximize profitability and to minimize service costs.  Where appropriate, non-customer surcharge fees will be increased to enhance income.  In addition, sites for placement of additional machines will be sought where there is high volume “captive audience” potential.

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

There were no capital stock transactions during 2014 and 2013.

As of February 23, 2015 there were 3,141 shareholders of record of UBS’ voting Common Stock. On February 18, 2015, Wells Fargo Bank returned for cancellation its common and preferred ownership in UBS; including 191,667 Class B non-voting Common shares; 50,000 voting Common shares; and, 12,500 Series Preferred Stock.

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

INDEX

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

There were no equity compensation instruments outstanding at December 31, 2014.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

	Year ended
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010	2009

Net interest income	$2,857	$2,815	$2,946	$3,068	$3,094	$3,124
Provision for loan losses	162	75	453	170	747	235
Noninterest income	1,377	1,407	1,525	1,071	1,465	1,313
Noninterest expense	4,416	4,816	5,034	5,000	5,040	4,747
Net loss	(343)	(669)	(1,016)	(1,031)	(1,228)	(545)
Net loss per share – basic	(0.32)	(0.63)	(0.95)	(0.97)	(1.15)	(0.51)
Net loss per share – diluted	(0.32)	(0.63)	(0.95)	(0.97)	(1.15)	(0.51)

Balance sheet totals:
Total assets	$60,464	$60,751	$65,616	$77,017	$73,966	$68,318
Net loans	40,127	41,424	40,298	40,635	44,686	46,860
Investment securities	8,540	9,580	12,922	18,490	16,477	11,834
Deposits	56,962	57,110	60,977	71,300	67,211	60,307
Shareholders’ equity	3,181	3,210	4,240	5,261	6,297	7,531
Ratios:
Tier 1 Leverage ratio	5.18%	5.67%	6.00%	6.29%	7.63%	10.08%
Tangible common equity ratio	1.00%	1.04%	2.52%	3.48%	5.02%	7.25%
Equity to assets ratio	5.13%	6.50%	7.37%	8.05%	8.51%	11.02%
Return on assets	(0.76)%	(1.06)%	(1.44)%	(1.32)%	(1.68)%	(0.79)%
Return on equity	(11.05)%	(16.26)%	(19.53)%	(18.92)%	(17.49)%	(7.66)%

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

INDEX

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

The Company reported a net loss of approximately $343,000 ($0.32 per common share) for the year ended December 31, 2014 compared to a net loss of approximately $669,000 ($0.63 per common share) for the year ended December 31, 2013. The improvement in operating results is primarily related to increased noninterest income from the Bank’s SBA loan activity. Management is committed to further improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital continues to decline as a result of operating losses.  To meet the requirements of the Consent Orders, and to address going concern audit opinion, a concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. Refer to the Earnings Enhancement discussion below.
•	External equity investments—Potential investors will be sought in 2015 to generate a minimum investment of $2 million.
•
US Treasury CDFI Fund--The Bank is a CDFI and may have the ability to utilize programs of the U.S. Treasury’s CDFI Fund to supplement capital.  CDFI programs were created to support FDIC-insured financial institutions, like the Bank, around the country that are dedicated to financing and supporting community and economic development activities. These programs complement the community development activities of insured depository institutions (i.e., banks and thrifts) by providing financial incentives to expand investments in CDFIs and to increase lending, investment, and service activities within economically distressed communities. Although the Bank may have qualifying activity, the Consent Order and Going Concern audit opinion may serve as an impediment to potential funding opportunities. Utilization of this strategy will be deferred until there is improvement in the Bank’s regulatory and financial status.

INDEX

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some volatility during 2014 with a reduction in the level of delinquencies but an increase in the Bank’s total classified assets. Management will seek to make progress during 2015 by enhancing its pre-screening, underwriting and customer relationship management practices.  Proactive monitoring of the loan portfolio and prudent credit administration practices are essential to the identification of emerging problem credits. Asset Quality Committee meetings will continue to be held on a bi-weekly basis to review existing and emerging problems as well as develop/confirm loss mitigation strategies. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy is to increase SBA loan originations and sales of the guaranteed portion in the secondary market for a gain.   During 2014, noninterest income totaling approximately $580,000 was recognized utilizing this strategy. The pipeline of SBA loans was in excess of $10 million at December 31, 2014 and continues to grow.

Year-to year improvement continues to be made in reducing and controlling noninterest expense; however, the Bank’s noninterest expense remains elevated when compared to its peer group.  The Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders.  Loan collection and expenses related to other real estate continue to be elevated as a result of efforts to reduce classified assets and delinquencies.  While there has been some improvement in noninterest expense, management will continue to seek further savings and efficiencies, where possible.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the Bank’s net interest margin has remained a significant strength. The low cost of funds and shift in asset allocation to higher yielding loans instead of investments and Federal Funds Sold are the contributing factors. Management will continue to balance asset growth with capital adequacy requirements.

INDEX

Results of Operations

In 2014, the Company recorded a net loss of approximately $343,000 ($0.32 per share) compared to a net loss of approximately $669,000 ($0.63 per share) in 2013.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2014			2013			2012

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Average Balance	Yield/ Rate
Assets:
Interest-earning assets:
Loans	$43,850	$2,685	6.12%	$42,201	$2,610	6.18%	$41,732	$2,628	6.30%
Investment securities	9,760	234	2.40	10,903	274	2.51	15,464	439	2.84
Interest bearing balances with other banks	309	3	0.97	307	1	0.33	305	1	0.33
Federal funds sold	3,897	8	0.21	6,768	14	0.21	8,907	17	0.19
Total interest-earning assets	57,816	2,930	5.07	60,179	2,899	4.82	66,408	3,085	4.65
Noninterest-earning assets:
Cash and due from banks	1,745			1,826			1,743
Premises and equipment, net	605			621			921
Other assets	1,039			1,479			2,351
Less allowance for loan losses	(712)			(870)			(884)
Total	$60,493			$63,235			$70,539
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$14,314	$27	0.19%	$14,302	$28	0.20%	$16,196	$49	0.30%
Savings deposits	12,524	6	0.05	13,604	7	0.05	14,397	7	0.05
Time deposits	15,370	40	0.26	16,078	49	0.30	19,417	83	0.43
Total interest-bearing liabilities	42,208	73	0.17	43,984	84	0.19	50,010	139	0.28
Noninterest-bearing liabilities:
Demand deposits	14,933			15,047			15,327
Other	249			91			-
Shareholders’ equity	3,103			4,113			5,202
Total	$60,493			$63,235			$70,539
Net interest income			$2,857		$2,815			$2,946
Spread			4.90%			4.63%			4.37%
Net yield on interest-earning assets			4.94%			4.68%			4.45%

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

Net interest income totaled approximately $2,857,000 in 2014 and approximately $2,815,000 in 2013, an increase of approximately $42,000, or 1.51%

INDEX

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2014 compared to 2013			2013 compared to 2012
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$101	$(26)	$75	$29	$(47)	$(18)
Investment securities	(30)	(10)	(40)	(140)	(25)	(165)
Interest-bearing deposits with other banks	-	2	2	-	-	-
Federal funds sold	(6)	-	(6)	(4)	1	(3)
Total Interest-earning assets	65	(34)	31	(115)	(71)	(186)
Interest paid on:
Demand deposits	-	(1)	(1)	(5)	(16)	(21)
Savings deposits	(1)	-	(1)	-	-	-
Time deposits	(2)	(7)	(9)	(16)	(18)	(34)
Total interest-bearing liabilities	(3)	(8)	(11)	(21)	(34)	(55)
Net interest income	$68	$(26)	$42	$(94)	$(37)	$(131)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2014, there was an increase in net interest income of approximately $67,000 due to changes in volume and a decrease of approximately $26,000 due to changes in rate. In 2013, there was a decrease in net interest income of approximately $94,000 due to changes in volume and a decrease of approximately $37,000 due to changes in rate.

Average earning assets declined to approximately $57.8 million in 2014 from approximately $60.2 million in 2013, but the net interest margin of the Bank increased from 4.68% to 4.94% for the same period.  The net interest margin improved as a result of a re-allocation of earning assets from investments and fed funds sold to higher yielding loans resulting in a 25 basis point improvement in the yield on earning assets compared to 2013.   In addition, there was a reduction in the cost of funds generated by rate reductions made on the Bank’s deposit products to follow market conditions.  The cost of interest-bearing liabilities fell 2 basis points in 2014 compared to 2013 as a result of the continued low interest rate environment.  Deposit rates have relatively “bottomed-out”; therefore, there is little room to make further downward adjustments.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses charged against earnings in 2014 was $162,000 compared to $75,000 in 2013.  The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  The higher level of provision in 2014 primarily relates to one loan in the Bank’s commercial and industrial portfolio for which a $75,000 specific reserve was allocated.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2014. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income decreased approximately $30,000, or 2.14%, compared to 2013.  The decrease was primarily related to the sale of investment securities in 2013 for which a gain of approximately $378,000 was recognized; however, somewhat offsetting this reduction in 2014 were realized gains and fair value adjustments related to SBA loans.

INDEX

In conjunction with its SBA loan origination strategy, the Bank recognized a net gain of approximately $228,000 on the sale of the guaranteed portion of SBA loans in 2014.  In addition, the Bank originated SBA loans that were held-for-sale at December 31, 2014 and 2013.  These loans are accounted for at fair value under ASC 825, Financial Instruments; and therefore a net fair value increase of approximately $353,000 was recognized during 2014 compared to $154,000 in 2013.  Management will seek to continue to increase its SBA loan volume and related gains on sales as a means to enhance earnings.

The customer service fee component of noninterest income reflects the volume of transactional and other accounts handled by the Bank and includes such fees and charges as low balance account charges, overdrafts, account analysis, and other customer service fees.  During 2014, customer service fees decreased approximately $18,000, or 4.39%, compared to 2013 primarily as a result of a lower level of activity fees (overdraft, low balance, etc.) on deposit accounts and lower debit card usage fees.

During 2014, surcharge income on the Bank’s ATM network declined approximately $105,000, or 40.41%, compared to 2013. The decline is related to the expiration and non-renewal of the Bank’s ATM contract with Rite Aid that resulted in the removal of ATMs from stores in July 2013. The Bank is actively seeking to place machines in other high volume locations.  Also, consistent with trends in the industry, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.   Methods to reduce cost and increase revenues associated with the ATM network continue to be evaluated including consolidation of EFT processing with the Bank’s core data processing provider in 2014 and the implementation of a more cost effective wireless network communication system.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In both 2014 and 2013, these fees totaled approximately $153,000.  The Bank serves as agent/arranger for two facilities.  Fees on these facilities are received annually for the administration of the credit facilities.

In 2014, the Bank sold securities with a book value totaling approximately $910,000, for which a gain of approximately $6,000 was recognized.  In 2013, the Bank sold securities with a book value totaling approximately $7.4 million, for which a gain of approximately $378,000 was recognized.

Noninterest Expense

Noninterest expense decreased approximately $400,000, or 8.31%, in 2014 compared to 2013.

Salaries and benefits increased approximately $54,000, or 3.45%, in 2014 compared to 2013.  In August 2013, as required by the Consent Orders, a senior lending officer was hired to support the Bank’s business development and credit administration function.  In addition, the Bank’s insurance expense increased approximately $24,000, or 14.23%, during 2014 compared to 2013 as a result of increased personnel utilization and a general increase in the cost of medical insurance. Management will continue to review the organizational structure to maximize efficiencies and increase utilization/productivity.

Occupancy and equipment expense increased approximately $8,000, or 0.85%, in 2014 compared to 2013. The increase for is primarily related to increased real estate taxes in 2014 as well as depreciation expense on new ADA compliant ATM machines purchased in late 2013.

Marketing and public relations expense decreased approximately $13,000, or 12.37%, in 2014 compared to 2013 as a result of a shift to direct marketing and business development efforts instead of radio and print ads. In addition, in 2013, the Company used a public relations/marketing consultant to support the shift in strategy away from consumer banking to business banking.

Professional services expense decreased approximately $27,000, or 7.97%, in 2014 compared to 2013.  In 2013, the Bank incurred approximately $25,000 in executive search consulting fees in conjunction with the hiring of a senior lending officer in August 2013.

INDEX

Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an ATM network larger than its peer group for which it pays processing fees.   Data processing expenses decreased approximately $34,000, or 7.48%, in 2014 compared to 2013 as a result of the consolidation of the Bank’s EFT vendor with its core processor.

Loan and collection expenses increased approximately $44,000, or 42.73%, in 2014 compared to 2013. During 2014, the Bank incurred an increased level of collection-related legal fees related foreclosure/collection activity.

Other real estate expense decreased approximately $191,000, or 90.27%, in 2014 compared to 2013.   In 2013, the valuation allowance expense related to other real estate properties was approximately $157,000.  The valuation allowance in 2014 declined to approximately $13,000 because of property sales and value stabilization.

Federal deposit insurance premiums increased approximately $4,000, or 2.74%, in 2014 compared to 2013. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   Although deposit levels declined in 2014 compared to 2013, the assessments increased as a result of the Bank’s regulatory evaluation and Consent Orders.  Refer to “Federal Deposit Insurance Assessments” above).

In 2013, the Bank completed the amortization of a core deposit intangible that resulted for which it recorded an amortization expense of $180,000 included in other non-interest expense annually. There was no core deposit amortization expense in 2014.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

INDEX

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses decreased approximately $2,492,000, or 4.14%, in 2014 compared to 2013.

Table 3—Sources and Use of Funds Trends

	2014			2013
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	Balance	Amount	Percent
Funding uses:
Loans	$43,850	$1,649	3.91%	$42,201	$469	1.12%
Investment securities	9,760	(1,143)	(10.48)	10,903	(4,561)	(29.49)
Interest-bearing balances with other banks	309	2	0.65	307	2	0.66
Federal funds sold	3,897	(2,871)	(42.42)	6,768	(2,139)	(24.01)
Total uses	$57,816	$(2,492)		$60,179	$(6,229)
Funding sources:
Demand deposits:
Noninterest-bearing	$14,933	$(114)	(0.76)%	$15,047	$(280)	(1.86)%
Interest-bearing	14,314	12	0.08	14,302	(1,894)	(11.69)
Savings deposits	12,524	(1,080)	(7.94)	13,604	(793)	(5.51)
Time deposits	15,370	(708)	(4.40)	16,078	(3,339)	(17.20)
Total sources	$57,141	$(1,890)		$59,031	$(6,306)

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

Average investment securities decreased approximately $1,143,000, or 11.53%, in 2014 compared to 2013. The decrease is primarily related to increased loan origination activity coupled with monthly paydown activity in the mortgage-backed security portfolio.

The yield on the investment portfolio declined to 2.40% for the year ended December 31, 2014 compared to 2.51% for the year ended December 31, 2013 as a result of increased prepayment speeds on mortgage-backed securities that were purchased at a premium. As reflected in Table 4 below, the duration of the portfolio has shortened to 3.90 years at December 31, 2014 compared to 4.70 years at December 31, 2013.

At December 31, 2014, 49% of the investment portfolio consisted of callable agency securities for which there was no call activity during the year because of the continued low interest rate environment.  Approximately 51% of the portfolio consists of GSE mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

INDEX

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$-	-%	$4,036	2.33%	$-	-%	$4,036
Money market funds			-				-		130
Mortgage-backed securities	-		-		-		-		4,374
Total securities	$-		$-		$4,036		$-		$8,540
Average maturity									3.9years

The above table sets forth the maturities of investment securities at December 31, 2014 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans, including loans held-for-sale, increased approximately $1,649,000, or 3.91%, in 2014 compared to 2013.  The Bank funded approximately $11 million in commercial loans in 2014 offset by approximately $5 million sales, payoffs and paydowns.   Funding activity during the quarter ended December 31, 2014 exceeded $5 million and included primarily SBA loans.  The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. During 2014, the Bank validated its SBA strategy with more than $6 million in loan originations.  Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

                      As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $36.2 million, or 89%, of total loans at December 31, 2014. Approximately $21 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2014 were $12.1 million, or 34%, of the commercial portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment.  Further balance in concentrations will be sought through increased small business loan originations.

           As reflected in Table 6 below, approximately $8.8 million, or 21%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the relatively high level of loans in the commercial real estate portfolio that typically have five to seven year balloon structures.  While scheduled maturities and repricing exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

INDEX

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial and industrial	$4,617	$3,863	$3,734	$3,730	$5,729
Commercial real estate	31,556	32,962	31,381	30,197	30,738
Residential mortgage loans	2,228	2,709	3,140	3,356	4,432
Consumer loans	2,442	2,730	3,247	4,219	4,713
Total loans	$40,843	$42,264	$41,502	$41,502	$45,612

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$2,663	$1,158	$796	$4,617
Commercial real estate	11,833	14,357	5,366	31,556
Residential mortgage loans	508	108	1,612	2,228
Consumer loans	1,381	83	978	2,442
Total loans	$16,385	$15,706	$8,752	$40,843
Loans maturing after one year with:
Fixed interest rates	$15,874
Variable interest rates	$8,584

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2014	2013	2012	2011	2010

Nonaccrual loans	$2,481	$2,190	$2,584	$2,132	$2,781
Impaired loans	2,005	1,882	2,344	1,687	2,516
Interest income on nonaccrual loans included in net income for the year	21	12	39	144	110
Interest income that would have been recorded under original terms	152	144	169	165	186
Interest income recognized on impaired loans	7	3	39	5	63
Loans past due 90 days and still accruing	171	730	211	471	205
Troubled Debt Restructured loans	-	-	-	-	-

                At December 31, 2014, nonaccrual loans totaled approximately $2,481,000 compared to approximately $2,190,000 at December 31, 2013.  The increase is primarily related to the three consumer loans totaling approximately $300,000 that were placed on nonaccrual during 2014 as a result of delinquency exceeding 90 days.   A significant portion of the Bank’s nonaccrual loans have real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

INDEX

          Loans past due 90 days and still accruing at December 31, 2014 totaled approximately $171,000 and relates primarily to one commercial real estate loan totaling approximately $83,000 and student loans totaling approximately $88,000.  No loss of principal or interest is anticipated on these loans as there is strong collateral and guarantees supporting repayment.

The level of classified loans (including impaired loans) decreased to approximately $3,665,000 at December 31, 2014 from approximately $3,189,000 at December 31, 2013. This increase is related to one commercial and industrial loan and several commercial real estate loans for which the collateral could serve to mitigate potential losses.  In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

      Impaired loans totaled approximately $2,005,000 at December 31, 2014 compared to $1,882,000 at December 31, 2013.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with impaired loans was approximately $274,000 and $378,000, at December 31, 2014 and 2013, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment    The increase in impaired loans is attributable to the transfer of one commercial real estate loan totaling approximately $368,000 and one commercial and industrial loan totaling approximately $75,000 during 2014.  These transfers were offset by a $253,000 partial charge-off of one loan because of a decline in collateral value for which a specific reserve had been previously allocated. The reduction in specific reserves during 2014 is related to this charge-off.  Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank has a concentration in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2014 and 2013, loans to religious organizations represented approximately $520,000 and $629,000, respectively, of total impaired loans. The improvement during 2014 is related to the upgrade of one loan totaling approximately $86,000 for which consistent payments have been made.  Management works closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

            Interest income recognized on impaired loans during the year ended December 31, 2014 and 2013 was approximately $7,000 and $3,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2014 and 2013 met the criteria of a troubled debt restructuring.  The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2014 and 2013.

INDEX

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

All of these factors may be susceptible to significant change.   In 2014, management reduced the qualitative factor from “high” to “moderate” related to the economy as there continues to be improvement in the economic conditions in the region. The average historical loss factor for commercial and industrial loans increased as a result of the $253,000 charge-off during 2014. With the exception of this segment, the average eight rolling quarter net loss factors have declined during the year as a result of a lower level of net charge-offs in 2014.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2014.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the financial statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect the current conditions. The allowance for loan losses as a percentage of total loans was 1.80% at December 31, 2014 and 1.96% at December 31, 2013. The reduction in the allowance is related to the partial charge-off of one impaired loan totaling approximately $253,000 in 2014 for which specific reserves were previously allocated.

Table 8—Allocation of Allowance for Loan Losses

	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)

Commercial and industrial	$403	11.30%	$483	10.09%	$835	9.00%	$387	8.99%	$301	12.56%
Commercial real estate	300	77.26	280	77.18	364	75.62	412	72.76	553	67.39
Consumer real estate	20	8.07	59	9.15	-	11.12	40	13.46	36	10.33
Consumer and other loans	12	3.37	17	3.58	5	4.26	28	4.79	36	9.72
Unallocated	-	-	-	-	-	-	-	-	-	-
	$735	100.00%	$839	100.00%	$1,204	100.00%	$867	100.00%	$926	100.00%

INDEX

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at January 1	$839	$1,204	$867	$926	$727

Charge-offs:
Commercial and industrial	(253)	(524)	(56)	(65)	(189)
Commercial real estate	-	-	-	(150)	(227)
Consumer real estate	(19)	(5)	(80)	(4)	(8)
Consumer and other loans	(30)	(10)	(21)	(46)	(177)
	(302)	(539)	(157)	(265)	(601)
Recoveries:
Commercial loans	4	3	-	10	7
Commercial real estate	-	78	8	-	1
Consumer real estate	8	9	17	6
Consumer and other loans	24	9	16	21	45
	36	99	41	37	53
Net charge-offs	(266)	(440)	(116)	(228)	(548)
Provisions charged to operations	162	75	453	170	747

Balance at December 31	$735	$839	$1,204	$867	$926
Ratio of net charge-offs to average loans outstanding	0.61%	1.04%	0.28%	0.54%	1.17%

Deposits

In 2014, average deposits decreased approximately $1,890,000, or 3.20%, concentrated in the category of savings deposits that declined by approximately $1,080,000, or 7.94%, in 2014 compared to 2013.  In general, the Bank has experienced attrition in its average savings account balances as well as a customer in the construction industry that maintained reserve funds that were utilized at project completion.

The Bank has approximately $6.0 million governmental or quasi-governmental certificate of deposit relationships.  Management proactively communicates with agency officials to avoid further reduction in account balances.  Based on these communications, no significant reductions are anticipated. In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

There was a decrease in average noninterest bearing demand deposits totaling approximately $114,000, or 0.76%, and a slight increase in average interest-bearing demand deposits of approximately $12,000, or 0.08%, during 2014 compared to 2013. As small business loans are originated, primary operating accounts are required to be maintained at the Bank which will serve to grow core deposits.

Table 10—Average Deposits by Class

	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$14,933	-%	$15,047	-%	$15,327	-%
Interest-bearing demand deposits	14,314	0.19	14,302	0.20	16,196	0.30
Savings deposits	12,524	0.05	13,604	0.05	14,397	0.05
Time deposits	15,370	0.26	16,078	0.30	19,417	0.43

INDEX

Other Borrowed Funds

The Bank did not borrow funds during 2014.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and SBA loan sales—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $700,000.

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

A summary of the Bank’s financial instrument commitments in thousands is as follows:

	2014	2013

Commitments to extend credit	$8,262	$10,279
Outstanding standby letters of credit	1,036	1,051

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

The decrease in commitments at December 31, 2014 compared to 2013 is primarily related to increased loan funding activity during the year. Management believes the Bank has adequate liquidity to support the funding of unused commitments.  In addition, because the Bank utilizes an originate/sell SBA loan strategy, funds will revolve on an ongoing basis to support the Bank’s liquidity levels and loan funding requirements.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2014, management believes the Bank’s liquidity is satisfactory.

           The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $16.4 million in loans are scheduled to mature within one year.

INDEX

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2014, the Bank had total short-term liquidity, including cash, federal funds sold, and unpledged available-for-sale investment securities of approximately $4.8 million, or 7.97%, compared to $7.2 million, or 11.80%, at December 31, 2013. The decline is primarily a result of increased loan origination.

The Bank’s entire securities portfolio is classified as available-for-sale of which approximately 81% are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.  To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

☐	Seek additional non-public deposits from new and existing private sector customers
☐	Sell participations of existing commercial credits to other financial institutions

While management continues to seek additional non-public core deposits to support ongoing loan demand, liquidity levels have been adequate.  As a result, it was not necessary to sell loan participations to other institutions.

           The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $700,000.

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

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2014 Contractual Terms

3 months or less	$2,005
Over 3 through 6 months	5,252
Over 6 months through 1 year	1,458
Over 1 through five years	900
Over five years	-
Total	$9,615

INDEX

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2014:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$16,148	$14,495	$1,165	$431	$57
Operating Lease Obligations	3,381	456	878	827	1,220
Total	$19,529	$14,951	$2,043	$1,256	$1,277

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2014, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2014, an asset-sensitive position is maintained on a cumulative basis through one year of 10.98% and represents an increase from the December 31, 2013 positive gap position of 9.58%. This increase is primarily related to an increased level of loan repricing in less than three months either because they have ballooned or have variable rates created by SBA origination activity. This level is within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis and makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

INDEX

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2014

(Dollars in thousands)	3 months or less	Over 3 Through 12 months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	$310	$-	$-	$-	$310
Investment securities	2,774	589	391	504	4,152	8,410
Federal funds sold	1,007	-	-	-	-	1,007
Loans	22,724	7,510	7,411	3,531	3,995	45,171
Total interest-sensitive assets	26,505	8,409	7,802	4,035	8,147	54,898
Interest-sensitive liabilities:
Interest-bearing checking accounts	$1,472	-	$1,472	-	-	$2,944
Savings and money market accounts	12,918	-	9,967	-	-	22,885
Certificates $100,000 or more	1,937	3,843	515	238	-	6,533
Certificates of less than $100,000	1,004	7,711	650	250	-	9,615
Total interest-sensitive liabilities	17,331	11,554	12,604	488	--	41,977
Interest sensitivity gap	$9,174	$(3,145)	$(4,802)	$3,547	$8,147	$12,921
Cumulative gap	$9,174	$6,029
Cumulative gap/total earning assets	16.71%	10.98%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.53	1.21

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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2014 are as follows:

Year 1

	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points	$3,488	9.63%
+300 basis points	3,424	7.62
+200 basis points	3,357	5.53
+100 basis points	3,273	2.88
Flat rate	3,182	-
-100 basis points	2,959	(6.99)
-200 basis points	2,698	(15.20)
-300 basis points	2,436	(23.45)
-400 basis points	2,172	(31.74)

INDEX

Year 2

	Net interest	Percent of
Changes in rate	Income	Risk
(Dollars in thousands)
+400 basis points	$7,040	10.76%
+300 basis points	6,899	8.54
+200 basis points	6,751	6.22
+100 basis points	6,563	3.25
Flat rate	6,356	-
-100 basis points	5,848	(8.00)
-200 basis points	5,243	(17.52)
-300 basis points	4,634	(27.10)
-400 basis points	4,022	(36.73)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2014 are as follows:

MV of equity
Changes in rate	MV equity	Risk change
(Dollars in thousands)
+400 basis points	$1,515	(53.10)%
+300 basis points	1,754	(45.70)
+200 basis points	2,172	(32.70)
+100 basis points	2,626	(18.70)
Flat rate	3,229	-
-100 basis points	3,626	12.30
-200 basis points	4,013	24.30
-300 basis points	4,389	35.90
-400 basis points	4,754	47.20

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately.  At December 31, 2014, the change in the market value of equity in a +200 basis point interest rate change is -32.70%, in excess of the Bank’s policy limit of 25% and -53.10% in a +400 basis point interest rate change, in excess of the policy limit of 50%. These levels represent an improvement from 2013 when the +400 basis point change was 63.50%.  Management is strategically working to bring this measure into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at December 31, 2014.

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

INDEX

Capital Resources

Total shareholders’ equity decreased approximately $29,000, or .90%, in 2014 compared to 2013. The decrease is attributable to a net loss of approximately $343,000 offset by other comprehensive income related to a decrease in the unrealized losses on the securities classified as available-for-sale totaling approximately $314,000.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment. In 2013, an investment banker was engaged to assist with raising a minimum investment of $2 million.  Although the Bank has approximately $750,000 in commitments from several financial institutions in the region, the timing of the investment is uncertain.

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

INDEX

Table 14—Capital Ratios

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk-
weighted assets:
Consolidated	$3,684	8.60%	$3,426	8.00%	N/A
Bank	3,684	8.60%	3,426	8.00%	$4,283	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	3,146	7.35%	1,713	4.00%	N/A
Bank	3,146	7.35%	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,146	5.18%	2,430	4.00%	N/A
Bank	3,146	5.18%	2,430	4.00%	3,038	5.00%

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

See Consolidated Financial Statements on pages 59 to 100 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2014.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

INDEX

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

ITEM 9B—OTHER INFORMATION

A shareholders’ annual meeting of UBS was held on December 12, 2014.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

The matters voted upon at the shareholders’ annual meeting of UBS were the election of three Class C directors and the ratification of the appointment of McGladrey LLP as UBS’ independent registered public accounting firm for the year 2014.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

51.56% Shares Voted	450,485 of 873,725 Shares

Question	FOR	AGAINST	WITHHOLD/ABSTAIN
Election of three Class C directors for a term of four years each until their successors are elected and qualified
Bernard E. Anderson	392,718	-	46,233
David R. Bright	392,318	-	46,633
Joseph T. Drennan	392,568	-	46,383
Ratify McGladrey LLP	402,452	1,850	46,183

INDEX

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)         Directors of the Registrant and Bank

Name	Age	Principal occupation and other directorships	Year first became director	Term Will expire
Bernard E. Anderson	77	Economist Whitney M. Young, Jr. Professor Emeritius Wharton School, University of Pennsylvania	2002	2018
		Philadelphia, PA

David R. Bright	75	Retired, Executive Vice President
		Meridian Bancorp	2002	2018
		Philadelphia, PA

Joseph T. Drennan	70	Former Chief Financial Officer	2004	2018
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	72	Chairman of the Board,	1993	2016
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	69	Retired as co-Founder, John Frazier, Inc. Philadelphia, Pennsylvania	1996	2016

William B. Moore	72	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2015
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	69	President and CEO of Registrant	2000	2015
		and United Bank of Philadelphia

Ernest L. Wright	86	Founder, President and	1993	2016
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

INDEX

(b)         Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	69	President and Chief Executive Officer
Brenda M. Hudson-Nelson	53	Executive Vice President/Chief Financial Officer

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

INDEX

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

INDEX

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

INDEX

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

Policy for Attendance at Annual Meetings

           UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 12, 2014, all of the directors attended the meeting with the exception of Joseph T. Drennan.

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

Meetings and Executive Sessions of Independent Directors

In 2014, the UBS’ and the Bank’s Board of Directors met at least monthly, except in August, and during 2014 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2014, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2014 and the committee meetings held by each committee on which the director served.

Information About the Committees of the Boards of Directors of the Corporation and the Bank

       The Committees of UBS’ Board of Directors are the Executive Committee, Audit/Compliance Committee, Compensation Committee and the Nominating Committee. The Corporation and the Bank have the same committees with the same members for each committee, except that the Bank also has an Asset Liability Management Committee and a Loan Committee.

INDEX

       Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee also meets to discuss and approve certain human resource matters including compensation, and to ratify and approve certain of the Bank’s loans. The Executive Committee held eleven (11) meetings during 2014.

Compensation Committee.  The Compensation Committee is comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, and Marionette Y. Wilson (Frazier).  The Committee meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2014, the Executive Committee held one (1) meeting to discuss the performance and compensation of the executive officers.  The charter for the Compensation Committee is attached to the 2014 Proxy Statement.

              Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2014. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.  The Committee held one (1) meeting during 2014 resulting in the decision to nominate Class C directors for re-election.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2014, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2014, the Loan Committee held ten (10) meetings.

INDEX

Board of Directors Compensation

     The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.   Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2014.

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

     In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2014, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with McGladrey LLP, our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of   McGladrey LLP, and (iv) has received and reviewed the written disclosures and the letter from McGladrey LLP required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding McGladrey LLP’s communications with the Audit Committee concerning independence and has discussed with McGladrey LLP its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2014 to be filed with the SEC.

UBS’ Audit Committee is composed of Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:
Joseph T. Drennan (Chairman),
William B. Moore
L. Armstead Edwards,
Marionette Y. Wilson (Frazier)

INDEX

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of February 23, 2015:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of February 23, 2015	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	69	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	53	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2014.

ITEM 11 — EXECUTIVE COMPENSATION

The Executive Committee, comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright but without Evelyn Smalls, who is not independent, serves as the compensation committee and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2014, the Executive Committee held one (1) meeting as the Compensation Committee.

The Committee’s Process

The Compensation Committee reviewed relevant industry data to assist with carrying out certain responsibilities with respect to executive compensation including a “benchmarking” study of executive officer compensation comparing each officer’s salary and total compensation with a financial services industry database with similar sized and complexity organizations and positions.  The review indicated that the total compensation of the Company’s executive officers was significantly below the average of its peer group.

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2014.

Components of Compensation for 2014

For the fiscal year ended December 31, 2014, the components of executive compensation were:

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

INDEX

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls	2014	$168,000	$0	$0	$0	$0	$0	$10,716	$178,716
Chief Executive Officer	2013	168,000	0	0	0	0	0	9,209	177,209

Brenda Hudson-Nelson,	2014	$121,000	0	0	0	0	0	$6,449	$127,449
Chief Financial Officer	2013	121,000	0	0	0	0	0	6,095	127,095

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

(2)
The President/Chief Executive Officer receives a $750 per month automobile allowance and the Executive Vice President /Chief Financial Officer receives a $500 per month automobile allowance. UBS’ executives are provided with life insurance policies equivalent to two times their annual salary for which the cost is $1,716/annually for Evelyn Smalls and $449/annually for Brenda Hudson-Nelson

Executive Employment Agreements

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

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2014. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

INDEX

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information known to UBS, as of February 23, 2015 (1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.67%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Greater Philadelphia Urban Affairs Coalition	47,500	5.74%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

The Estate of James F. Bodine	44,583	5.39%
401 Cypress Street
Philadelphia, PA 19106

(1)
As of February 23, 2015, there were 826,921 shares of UBS’ voting Common Stock outstanding. Wells Fargo (formerly Wachovia Corporation) owned 241,666 shares of UBS Common Stock of which 50,000 are voting shares; however, on February 18, 2015, Wells Fargo returned all shares (voting and non voting) for cancellation

(2)
UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

INDEX

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of February 23, 2015 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

Name	Common Stock1,2,3	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.31%
Marionette Y. Wilson (Frazier)	17,900	2.16%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
Joseph T. Drennan	783	*
William B. Moore	1,834	*
Evelyn F. Smalls	500	*

Certain Executive Officers
Evelyn F. Smalls	500	**	*
Brenda M. Hudson-Nelson	50		*
All Current Directors and Executive Officers as a Group	40,684		4.92%
__________________
Footnotes Concerning Beneficial Ownership of Stock
*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.

(1)
Stock ownership information is given as of February 23, 2015, and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of February 23, 2015. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2014 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

INDEX

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2014	2013

Audit Fees	$162,636	$154,812
Audit-related fees	-	1,319
Tax fees	11,000	11,000
All other fees	-	-
Total fees	$173,636	$167,131

Services Provided by McGladrey LLP

1)
Audit Fees—These are fees for professional services performed by McGladrey LLP in 2014 and 2013 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

2)	Tax Fees—These are fees for professional services performed by McGladrey LLP with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

Our Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of McGladrey LLP and determined that to be the case.

INDEX

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:
			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	57

		Consolidated Balance Sheets at December 31, 2014 and 2013.	58

		Consolidated Statements of Operations and Comprehensive Loss for the two years ended December 31, 2014.	59

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2014.	60

		Consolidated Statements of Cash Flows for the two years ended December 31, 2014.	61

		Notes to Consolidated Financial Statements	62

	2.	Financial Statement Schedules

		Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report:

Exhibit Number	Item

(3(i))	Articles of Incorporation (Incorporated by reference to Registrant’s 1998 Form 10-K).

(3(ii))	Bylaws (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.1)	Voting Trust Agreement with NationsBank (Incorporated by reference to Registrant’s 1997 Form 10-K).

(9.2)	Voting Trust Agreement with Fahnstock (Incorporated by reference to Registrant’s 1997 Form 10-K).

(10)	Material Contracts

INDEX

a)	Lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA (Incorporated by reference to Registrant’s 2004 Form 10-K)
b)	Lease for branch office located at 1620 Wadsworth Avenue(Incorporated by reference to Registrant’s 2002 Form 10-K)
c)	Lease for branch office located at 1015 North Broad Street(Incorporated by reference to Registrant’s 2002 Form 10-K)
d)	Evelyn F. Smalls’ Employment Agreement, dated November 1, 2004, (Incorporated by reference to Registrant’s 2005 Form 10-K)
e)	Brenda Hudson-Nelson’s Employment Agreement, dated November 1, 2004, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
g)	Lease for Retail office located at The Graham Building, 30 S. 15th Street, Philadelphia, PA, , (Incorporated by reference to Registrant’s 2005 Form 10-K)
f)	Lease for branch office located at 1520 North Broad Street (Incorporated by reference to Registrant’s 2005 Form 10-K)
g)	First Amendment to lease for corporate headquarters office located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA(incorporated by reference to Registrant’s 2009 Form 10-K)
h)	FDIC Stipulation and Consent to Issuance of a Consent Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
i)	FDIC Consent Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
j)	Pennsylvania Department of Banking Stipulation and Consent to Entry of Order(incorporated by reference to Registrant’s January 31, 2012 Form 8-K)
k)	Pennsylvania Department of Banking Consent Order(incorporated by reference to Registrant’s March 5, 2012 Form 8-K/A)
l)	Second Amendment to the lease for the corporate and retail offices located at The Graham Building, 30 S. 15th Street, Suite 1200, Philadelphia, PA(incorporated by reference to Registrant’s August 14, 2013 Form 10-Q)

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1

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

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	June 26, 2015
Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	June 26, 2015
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	June 26, 2015
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	June 26, 2015
Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	June 26, 2015
William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	June 26, 2015
Bernard E. Anderson, Director

/s/________________________________________	June 26, 2015
David R. Bright, Director

/s/________________________________________	June 26, 2015
Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	June 26, 2015
Ernest L. Wright, Director

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Bancshares, Inc. and Subsidiary

We have audited the consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, at December 31, 2014, the Company’s regulatory capital amounts and ratios are below the required levels stipulated with Consent Orders between the Company and its regulators under the regulatory framework for prompt corrective action.  Failure to meet the capital requirements exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset disposition, and seizure of the Company.  These matters raise substantial doubt about the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ McGladrey LLP
Blue Bell, Pennsylvania
June 26, 2015

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

Assets:	2014	2013
Cash and due from banks	$1,919,494	$2,340,002
Interest-bearing deposits with banks	310,088	306,776
Federal funds sold	1,007,000	3,143,000
Cash and cash equivalents	3,236,582	5,789,778

Investment securities:
Available-for-sale, at fair value	8,539,892	9,579,979

Loans held for sale, at fair value	6,160,183	1,645,832

Loans held at fair value	628,750	446,523

Loans, net of unearned discounts and deferred fees	40,861,890	42,264,102
Less allowance for loan losses	(734,567)	(839,133)
Net loans	40,127,323	41,424,969
Bank premises and equipment, net	549,466	649,159
Accrued interest receivable	249,571	256,262
Other real estate owned	563,543	433,087
Prepaid expenses and other assets	408,956	525,466
Total assets	$60,464,266	$60,751,055
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,984,387	$14,526,988
Demand deposits, interest-bearing	13,738,476	14,131,452
Savings deposits	12,091,282	12,988,388
Time deposits, under $100,000	6,533,300	6,683,499
Time deposits, $100,000 and over	9,614,868	8,779,518
Total deposits	56,962,313	57,109,845
Accrued interest payable	16,253	12,722
Accrued expenses and other liabilities	305,060	418,604
Total liabilities	57,283,626	57,541,171

Commitments and Contingencies (Notes 5, 10, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 136,842 issued and outstanding	1,368	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
876,921 issued and outstanding	8,769	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding	1,917	1,917
Additional paid-in-capital	14,749,852	14,749,852
Accumulated deficit	(11,568,043)	(11,224,976)
Accumulated other comprehensive loss(net unrealized loss gain on available-for-sale securities)	(13,223)	(327,046)
Total shareholders’ equity	3,180,640	3,209,884
Total liabilities and shareholders’ equity	$60,464,266	$60,751,055

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2014	2013
Interest income:
Interest and fees on loans	$2,685,241	$2,609,683
Interest on investment securities	233,486	274,005
Interest on federal funds sold	8,345	14,111
Interest on time deposits with other banks	3,319	752
Total interest income	2,930,391	2,898,551

Interest expense:
Interest on time deposits	39,847	48,573
Interest on demand deposits	26,893	28,319
Interest on savings deposits	6,176	6,710
Total interest expense	72,916	83,602
Net interest income	2,857,475	2,814,949
Provision for loan losses	162,000	75,137

Net interest income after provision for loan losses	2,695,475	2,739,812

Noninterest income:
Customer service fees	385,633	403,349
ATM fee income	154,788	259,751
Loan syndication fee income	152,550	153,300
Net gain (loss) on sale of other real estate	11,321	(7,528)
Gain on sale of investment securities	6,216	378,248
Net change in fair value of financial instruments	353,035	153,959
Gain on sale of loans	228,239	-
Other income	85,196	65,998
Total noninterest income	1,376,978	1,407,077

Noninterest expense:
Salaries, wages and employee benefits	1,623,194	1,569,087
Occupancy and equipment	1,000,007	991,560
Office operations and supplies	282,372	295,876
Marketing and public relations	89,765	102,441
Professional services	312,954	340,054
Data processing	418,040	451,833
Loan and collection costs	147,553	103,382
Other real estate owned, net	20,600	211,764
Deposit insurance assessments	140,400	136,652
Other operating	380,635	613,138
Total noninterest expense	4,415,520	4,815,786
Net loss before income taxes	(343,067)	(668,898)
Provision for income taxes	-	-
Net loss	$(343,067)	$(668,898)

Net loss per common share—basic and diluted	$(0.32)	$(0.63)
Weighted average number of common shares	1,068,588	1,068,588
Comprehensive Loss
Net loss	$(343,067)	$(668,898)
Unrealized gains (losses) on available for sale securities	313,823	(361,203)
Total comprehensive loss	$(29,244)	$(1,030,101)
The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2014 and 2013

							Accumulated
					Additional		other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Equity

Balance at December 31, 2012	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(10,556,078)	$34,157	$4,239,985
Net loss	-	-	-	-	-	(668,898)	-	(668,898)
Other comprehensive loss, net of tax	-	-	-	-	-		(361,203)	(361,203)
Balance at December 31, 2013	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(11,224,976)	$(327,046)	$3,209,884
Net loss	-	-	-	-	-	(343,067)	-	(343,067)
Other comprehensive income, net of tax	-	-	-	-	-		313,823	313,823
Balance at December 31, 2014	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(11,568,043)	$(13,223)	$3,180,640

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2014	2013

Cash flows from operating activities:
Net loss	$(343,067)	$(668,898)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for loan losses	162,000	75,137
Net (gain) loss on sale of other real estate	(11,321)	7,528
Gain on sale of loans	(228,239)	-
Gain on sale of securities	(6,216)	(378,248)
Amortization of premiums on investments	23,107	58,418
Amortization of core deposit intangible	-	135,733
Depreciation on fixed assets	175,465	152,659
Write-down of other real estate owned	13,250	157,406
Loans originated for sale	(6,257,496)	(1,491,873)
Proceeds from sale of loans held-for-sale	2,124,192	-
Net change in fair value of financial instruments	(353,035)	(153,959)
Decrease in accrued interest receivable and
other assets	123,201	81,671
(Decrease) increase in accrued interest payable and
other liabilities	(110,013)	32,548
Net cash used in operating activities	(4,688,172)	(1,991,878)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(48)	(7,699,811)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	421,149	3,091,040
Proceeds from sale of available-for sale investment securities	915,918	7,731,846
Proceeds from sale of other real estate owned	107,115	177,386
Net decrease (increase) in loans	914,146	(1,649,017)
Purchase of bank premises and equipment	(75,772)	(239,089)
Net cash provided by investing activities	2,282,508	1,412,355

Cash flows from financing activities:
Net decrease in deposits	(147,532)	(3,866,898)
Net cash used in financing activities	(147,532)	(3,866,898)
Net decrease in cash and cash equivalents	(2,553,196)	(4,446,421)
Cash and cash equivalents at beginning of year	5,789,778	10,236,199
Cash and cash equivalents at end of year	$3,236,582	$5,789,778
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$69,385	$101,380
Noncash transfer of loans to other real estate owned	$239,500	$-
Noncash transfer of investment securities from held-to-maturity to available-for-sale	$-	$11,895,037

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Management’s Use of Estimates

The preparation of the financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the fair value of loans held at fair value, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities.

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive income.  In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected present value of cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive income.  No investment securities held by the Bank as of December 31, 2013 and 2012 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

Loans Held for Sale

From time to time, the Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are classified as held-for-sale and carried at estimated fair value based on a loan-by-loan valuation using actual market bids in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments. For the years ended December 31, 2014 and 2013, the Bank recorded a net change in fair value of financial instruments totaling approximately $438,000 and $154,000, respectively, related to the SBA loans held for sale and the retained un-guaranteed portion of SBA loans held by the Bank and carried at fair value.

INDEX
UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Unearned discounts are amortized over the weighted average maturity of the related mortgage loan portfolio.  Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan’s yield.  The Bank is amortizing these amounts over the contractual life of the loan.

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2014 or 2013, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Intangible Assets

On September 24, 1999, the Bank acquired four branches from First Union Corporation with deposits totaling $31.5 million.   As a result of the acquisition, the Bank recorded a core deposit intangible of $2,449,488.    The core deposit intangible was amortized over 14 years.

Amortization of the intangible totaled approximately $136,000 for the year ended December 31, 2013 and was fully amortized.  Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net asset.  Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows. No impairment has been recognized.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2014 presentation, with no impact on earnings or shareholders’ equity.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as certain other items that result in a change to equity during the period. The components of other comprehensive loss are as follows:

	December 31, 2014
(in 000’s)	Before tax	Tax	Net of tax
	amount	Expense	Amount

Unrealized income on securities:
Unrealized holding income arising during period	$475	$(157)	$318
Less: reclassification adjustment for gains
realized in net income	(7)	3	(4)
Other comprehensive income, net	$468	$(154)	$314

	December 31, 2013
	Before tax	Tax	Net of tax
	amount	benefit	Amount
Unrealized loss on securities
Unrealized holding loss arising during period	$(161)	$53	$(108)
Less: reclassification adjustment for gains
realized in net loss	(378)	125	(253)
Other comprehensive loss, net	$(539)	$178	$(361)

Recent Accounting Pronouncements

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in ASU 2013-11 include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The amendments in this Update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance in 2014 did not have any effect on the Company’s financial statements.

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

Recent Accounting Pronouncements--continued

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2014.  Required reserve balances were $100,000 as of December 31, 2014 and 2013.

3.  INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2014 and 2013 are as follows:

(In 000’s)	2014
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(61)	$4,036
Government Sponsored Enterprises residential mortgage-backed securities	4,333	60	(20)	4,374
Investments in money market funds	130	-	-	130
	$8,560	$60	$(81)	$8,540

	2013
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(295)	$3,802
Government Sponsored Enterprises residential mortgage-backed securities	5,841	36	(228)	5,649
Investments in money market funds	129	-	-	129
	$10,067	$36	$(523)	$9,580

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

3. INVESTMENTS-Continued

No securities were called in 2014.  In 2013, $1,250,000 in U.S. Government agencies securities were called. There were no gross gains or losses from these transactions during 2013.

In 2014, the proceeds from the sale of securities were approximately $916,000 and a gain of approximately $6,000 was recognized.   In 2013, the Bank sold securities with a book value totaling approximately $7.4 million, for which a gain of approximately $378,000 was recognized.

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2014 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	value	Losses	Value	Losses	value	Losses

U.S. Government
agency securities	13	$246	$(4)	$3,290	$(57)	$3,536	$(61)

Mortgage backed
securities	6	-	-	1,440	(20)	1,440	(20)
Total temporarily
impaired investment
securities	19	$246	$(4)	$4,730	$(77)	$4,976	$(81)

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2013 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	value	Losses	Value	Losses	value	losses

U.S. Government
agency securities	15	$3,576	$(270)	$225	$(25)	$3,801	$(295)

Mortgage backed
securities	21	4,777	(228)	-	-	4,777	(228)
Total temporarily
impaired investment
securities	36	$8,353	$(498)	$225	$(25)	$8,578	$(523)

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by market rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014 and 2013.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities were caused by market rate changes. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014 and 2013.

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

Maturities of investment securities classified as available-for-sale at December 31, 2014 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

(In 000’s)
	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	4,097	4,036
Government-sponsored enterprises residential mortgage-backed securities	4,333	4,374
Total debt securities	8,430	8,410
Investments in money market funds	130	130
	$8,560	$8,540

As of December 31, 2014 and 2013, investment securities with a carrying value of $6,898,559 and $7,210,399, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:
	December 31,	December 31,
(In 000's)	2014	2013

Commercial and industrial:
Commercial	$2,563	$1,211
SBA loans	168	585
Asset-based	1,904	2,067
Total commercial and industrial	4,635	3,863

Commercial real estate:
Commercial mortgages	15,470	17,343
SBA loans	525	566
Construction	3,423	2,456
Religious organizations	12,138	12,597
Total commercial real estate	31,556	32,962

Consumer real estate:
Home equity loans	1,047	1,176
Home equity lines of credit	22	24
1-4 family residential mortgages	2,228	2,709
Total consumer real estate	3,297	3,909

Total real estate	34,853	36,871

Consumer and other:
Consumer installment	7	16
Student loans	1,221	1,366
Other	145	148
Total consumer and other	1,373	1,530

Loans, net	$40,861	$42,264

At December 31, 2014 and 2013, unamortized net deferred fees totaled $52,909 and $100,962, respectively, and are included in the related loan accounts. At December 31, 2014 and 2013, the unearned discount totaled $26,177 and $27,182, respectively, and is included in the related loan accounts.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The Bank performs an annual loan review by an independent third party firm that reviews and validates the credit risk program.  The results of these reviews are presented to the board and management.  The loan review process reinforces the risk identification and assessment decisions made by lenders and credit administration personnel, as well as the Bank’s policies and procedures.

Concentrations of Credit.  The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans   Approximately $21 million of these loans are secured by owner occupied commercial real estate as of December 31, 2014. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2014 were $12.1 million, or 34%, of the commercial portfolio.

Related Party Loans.  In the ordinary course of business, the Bank granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).  These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. Disaffiliations include directors who do not stand for re-election and are no longer affiliated with the Bank.  Activity in related party loans is presented in the following table.

	2014	2013
Balance outstanding at December 31,	$858,861	$1,572,023
Principal additions	52,000	65,800
Disaffiliations	-	(718,007)
Principal reductions	(65,384)	(60,958)
Balance outstanding at December 31,	$845,477	$858,861

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

An age analysis of past due loans, segregated by class of loans, as of December 31, 2014 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$248	248	$2,315	$2,563
SBA loans	-	-	48	48	120	168
Asset-based	-	-	-	-	1,904	1,904
Total Commercial and industrial	-	-	296	296	4,339	4,635

Commercial real estate:
Commercial mortgages	17	83	985	1,085	14,385	15,470
SBA loans	-	-	118	118	407	525
Construction	-	-	-	-	3,423	3,423
Religious organizations	-	-	520	520	11,618	12,138
Total Commercial real estate	17	83	1,623	1,723	29,833	31,556

Consumer real estate:
Home equity loans	246	-	368	614	433	1,047
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	-	-	194	194	2,034	2,228
Total consumer real estate	246	-	562	808	2,489	3,297

Total real estate	263	83	2,185	2,531	32,322	34,853

Consumer and other:
Consumer installment	-	-	-	-	7	7
Student loans	136	88	-	224	997	1,221
Other	12	-	-	12	133	145
Total consumer and other	148	88	-	236	1,137	1,373

Total loans	$411	$171	$2,481	$3,063	$37,798	$40,861

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$444	$444	$767	$1,211
SBA loans	-	-	130	130	455	585
Asset-based	-	-	-	-	2,067	2,067
Total commercial and industrial	-	-	574	574	3,289	3,863

Commercial real estate:
Commercial mortgages	22	442	630	1,094	16,249	17,343
SBA loans	184	-	-	184	382	566
Construction	-	-	-	-	2,456	2,456
Religious organizations	-	-	630	630	11,967	12,597
Total commercial real estate	206	442	1,260	1,908	31,054	32,962

Consumer real estate:
Home equity loans	209	147	115	471	705	1,176
Home equity lines of credit	-	-	-	-	24	24
1-4 family residential mortgages	125	-	242	367	2,342	2,709
Total consumer real estate	334	147	357	838	3,071	3,909

Total real estate	540	589	1,617	2,746	34,125	36,871

Consumer and other:
Consumer installment	-	-	-	-	16	16
Student loans	87	141	-	228	1,138	1,366
Other	5	-	-	5	143	148
Total consumer and other	92	141	-	233	1,297	1,530

Total loans	$632	$730	$2,191	$3,553	$38,711	$42,264

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

The Company records partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. In 2014, the Bank made a partial charge-off totaling approximately $253,000 related to one impaired commercial and industrial loan. In 2013, there were no partial charge-offs of impaired loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Year-end 2014 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$501	$38	$210	$248	$199	$248	$3
SBA loans	94	46	48	94	48	52	-
Asset-based	40	40	-	40	-	4	1
Total Commercial and industrial	635	124	258	382	247	304	4

Commercial real estate:
Commercial mortgages	985	616	369	985	27	933	3
SBA Loans	118	118	-	118	-	124	-
Religious Organizations	520	520	-	520	-	607	-
Total Commercial real estate	1,623	1,254	369	1,623	27	1,664	3

Total Loans	$2,258	$1,378	$627	$2,005	$274	$1,968	$7

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

Year-end 2013 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$444	$47	$397	$444	$330	$446	$-
SBA loans	178	130	48	178	48	210	3
Asset-based	-	-	-	-	-	-	-
Total Commercial and industrial	622	177	445	622	378	656	3

Commercial real estate:
Commercial mortgages	630	630	-	630	-	579	-
SBA Loans	-	-	-	-	-	-	-
Religious Organizations	630	630	-	630	-	630	-
Total Commercial real estate	1,260	1,260	-	1,260	-	1,370	-

Total Loans	$1,882	$1,437	$445	$1,882	$378	$1,865	$3

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

			Commercial Loans, December 31, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$300	$1,321	$474	$220	$113	$135	$2,563
SBA loans	-	80	-	-	88	-	168
Asset-based	-	1,734	124	-	46	-	1,904
	300	3,135	598	220	247	135	4,635
Commercial real estate:
Commercial mortgages	-	13,024	724	57	1,348	317	15,470
SBA Loans	-	237	170	-	118	-	525
Construction	-	3,423	-	-	-	-	3,423
Religious organizations	-	9,730	1,185	703	520	-	12,138
	-	26,414	2,079	760	1,986	317	31,556

Total commercial loans	$300	$29,549	$2,677	$980	$2,233	$452	$36,173

	Residential Mortgage and Consumer Loans December 31, 2014
	- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$679	$368	$1,047
Home equity line of credit	22	-	22
1-4 family residential mortgages	2,034	194	2,228
	2,735	562	3,297

Consumer Other:
Consumer Installment	7	-	7
Student loans	1,221	-	1,221
Other	145	-	145
	1,373	-	1,373

Total consumer loans	$4,108	$562	$4,670

Total loans				$ 40,861

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

			Commercial Loans, December 31, 2013
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$296	$220	$-	$52	$393	$1,211
SBA loans	-	367	-	40	178	-	585
Asset-based	-	1,897	124	46	-	-	2,067
	250	2,560	344	86	230	393	3,863
Commercial real estate:
Commercial mortgages	-	15,232	883	-	912	316	17,343
SBA Loans	-	395	171	-	-	-	566
Construction	-	2,456	-	-	-	-	2,456
Religious organizations	-	10,414	931	623	629	-	12,597
	-	28,497	1,985	623	1,541	316	32,962

Total commercial loans	$250	$31,057	$2,329	$709	$1,771	$709	$36,825

	Residential Mortgage and Consumer Loans December 31, 2013

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$1,061	$115	$1,176
Home equity line of credit	24	-	24
1-4 family residential mortgages	2,467	242	2,709
	3,552	357	3,909

Consumer Other:
Consumer Installment	16	-	16
Student loans	1,366	-	1,366
Other	148	-	148
	1,530	-	1,530

Total consumer loans	$5,082	$357	$5,439

Total loans				$42,264

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

All of these factors may be susceptible to significant change.   In 2014, management reduced the qualitative factor from “high” to “moderate” related to the economy as there continues to be improvement in the economic conditions in the region. The average historical loss factor for commercial and industrial loans increased as a result of the $253,000 charge-off during 2014. With the exception of this segment, the average eight rolling quarter net loss factors have declined during the year as a result of a lower level of net charge-offs in 2014.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2014 and 2013 is as follows:

(in 000's)		For the Year Ended December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$483	$280	$59	$17	$839
Provision for loan losses	169	20	(28)	1	162

Charge-offs	(253)	-	(19)	(30)	(302)
Recoveries	4	-	8	24	36
Net charge-offs	(249)	-	(11)	(6)	(266)

Ending balance	$403	$300	$20	$12	$735

		For the Year Ended December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$483	$280	$59	$17	$839
Provision for loan losses	169	20	(28)	1	162

Charge-offs	(253)	-	(19)	(30)	(302)
Recoveries	4	-	8	24	36
Net charge-offs	(249)	-	(11)	(6)	(266)

Ending balance	$403	$300	$20	$12	$735

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

(in 000's)		For the Year Ended December 31, 2013
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$891	$308	$5	$-	$1,204
Provision for loan losses	113	(106)	50	18	75

Charge-offs	(524)	-	(5)	(10)	(539)
Recoveries	3	78	9	9	99
Net charge-offs	(521)	78	4	(1)	(440)

Ending balance	$483	$280	$59	$17	$839

(in 000's)		As of December 31, 2014

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$247	$27	$-	$-	$274
Loans collectively evaluated for impairment	156	273	20	12	461
	$403	$300	$20	$12	$735
Loans, ending balance:
Loans individually evaluated for impairment	$382	$1,623	$-	$-	$2,005
Loans collectively evaluated for impairment	4,253	29,933	3,297	1,373	$38,856
Total	$4,635	$31,566	$3,297	$1,373	$40,861

(in 000's)		As of December 31, 2013

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$378	$-	$-	$-	$378
Loans collectively evaluated for impairment	105	280	59	17	461
	$483	$280	$59	$17	$839
Loans, ending balance:
Loans individually evaluated for impairment	$622	$1,260	$-	$-	$1,882
Loans collectively evaluated for impairment	3,241	31,702	3,909	1,530	40,382
Total	$3,863	$32,962	$3,909	$1,530	$42,264

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2014 and 2013 met the criteria of a TDR.  In addition, the Company had no loans classified as TDRs at December 31, 2014 and 2013.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2014	2013

Leasehold improvements	10-15 years	$785	$781
Furniture and equipment	3- 7 years	1,179	1,107
		1,964	$1,888
Less accumulated depreciation		(1,415)	(1,239)
		$549	$649

Depreciation expense on fixed assets totaled $175,465 and $152,659 for the years ended December 31, 2014 and 2013, respectively.

The Bank leases its facilities and certain equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2014 and 2013 was $496,981 and $507,745, respectively. Future minimum lease payments under operating leases are as follows:

(In 000’s)
Year ending December 31,	Operating leases
2015	$456
2016	470
2017	408
2018	416
2019	411
Thereafter	1,220

Total minimum lease payments	$3,381

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The following schedule reflects the components of other real estate owned at December 31, 2014 and 2013:

(in 000’s)	2014	2013
Commercial real estate	$191	$191
Residential real estate	373	242
Total	$564	$433

A summary of the change in other real estate owned follows:

(in 000’s)	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning Balance	$433	$775
Additions, transfers from loans	240	-
Sales	(96)	(185)
	577	590
Less: write-downs	(13)	(157)
Ending Balance	$564	$433

The following table details the components of net expense of other real estate owned.

(in 000’s)	Year ended December 31, 2014	Year ended December 31, 2013
Insurance	$21	$16
Legal fees	2	-
Maintenance	-	9
Professional fees	-	-
Real estate taxes	20	24
Utilities	4	5
Transfer-in write-up	(47)	-
Impairment charges	13	157
Other	8	-
Total	$21	$211

7.  DEPOSITS

At December 31, 2014, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2015	$14,495
	2016	645
	2017	520
	2018	147
	2019	284
	Thereafter	57

		$16,148

The Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $5 million.

Total deposits in excess of $250,000 totaled $16,487,000 and $17,374,000 at December 31, 2014 and 2013, respectively.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

8.   BORROWINGS

At December 31, 2014, the Bank has the ability to borrow up to $700,000 on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $750,000 in securities pledged.  As of December 31, 2014 and 2013, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2014, the Bank has net operating loss carry forwards of approximately $ 9,510,000 for income tax purposes that expire in 2021 through 2035.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $3,774,484 and $3,679,289 as of December 31, 2014 and 2013, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

	December 31,
(in 000’s)	2014	2013

Deferred tax assets(liabilities):
Provision for loan losses	$161	$191
Unrealized gain on investment securities	7	161
Depreciation	7	31
Net operating carryforwards	3,233	3,198
Other, net	373	259
Valuation allowance for deferred tax assets	(3,774)	(3,679)
Net deferred tax assets	$7	$161

	2014	2013

Effective rate reconciliation:
Tax at statutory rate (34%)	$(117)	$(227)
Nondeductible expenses	9	6
Increase in valuation allowance	95	219
Other	13	2
Total tax expense	$-	$-

At December 31, 2014 and 2013, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and the ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2010.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

A summary of the Bank’s financial instrument commitments is as follows:

	2014	2013

Commitments to extend credit	$8,261,709	$10,278,928
Outstanding letters of credit	1,035,837	1,050,832

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

Fair Value on a Recurring Basis

Securities Available for Sale:  Where quoted prices are available in an active market, securities would be classified within Level 1 of the valuation hierarchy. Level 1 securities include money market funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities include U.S. agency securities and agency mortgage backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$4,036	$-	$4,036	$-
Government Sponsored Enterprises residential mortgage-backed securities	$4,374	$-	$4,374	$-
Money Market Funds	$130	$130	$-	$-
Total	$8,540	$130	$8,410	$-
Loans held for sale	$6,160	$-	$6,160	$-
Loans held at fair value	$629	$-	$-	$629

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,802	$-	$3,802	$-
Government Sponsored Enterprises residential mortgage-backed securities	$5,649	$-	$5,649	$-
Money Market Funds	$129	$129	$-	$-
Total	$9,580	$129	$9,541	$-
Loans held for sale	$1,646	$-	$1,646	$-
Loans held at fair value	$447	$-	$-	$447

As of December 31, 2014 and 2013, the fair value of the Bank’s available-for-sale securities portfolio was approximately $8,540,000 and $9,580,000, respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and model-based valuation techniques for which the significant assumptions can be corroborated by market data.  There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2014 or 2013.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value
	December 31, 2014 Fair value	December 31, 2013 Fair value	Principal valuation techniques	Significant observable inputs	December 31, 2014 Range of inputs	December 31, 2013 Range of inputs
Loans held at fair value:	$629	$447	Discounted cash flow	Constant prepayment rate	7.58% to 8.52%	7.74% to 7.985%
				Weighted average discount rate	9.02% to 9.24%	9.11%
				Weighted average life	3.75 yrs to 4.25 yrs	4.08 yrs to 4.11 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value for the year ended December 31, 2014:

(in 000’s)	Loans held at fair value
Balance at December 31, 2013	$447
Origination of loans	209
Principal repayments	(20)
Change in fair value of financial instruments	(7)
Balance at December 31, 2014	$629

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of certain impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Impairment is determined based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Appraised and reported values for collateral dependent The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.

Other real estate owned:  Other real estate owned (“OREO”) consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties are classified as OREO and are reported at the lower of cost or fair value less cost to sell. The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  The valuation allowance for OREO at December 31, 2014 and 2013 was approximately $13,000 and $157,000, respectively.

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2014, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2014.

Carrying Value at December 31, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2014
Impaired Loans	$1,731	-	-	$1,731	$(142)
Other real estate owned	564	-	-	564	(13)

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2013, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2013.

Carrying Value at December 31, 2013:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2013
Impaired Loans	$1,504	-	-	$1,504	$(59)
Other real estate owned	433	-	-	433	(157)

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The fair value of financial instruments at year-end are presented below:

(in 000’s)
	Level in	2014		2013
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$3,237	$3,237	$5,790	$5,790
Available for sale securities	(1)	8,540	8,540	9,580	9,580
Loans held for sale	Level 2	6,160	6,160	1,646	1,646
Loans held at fair value	Level 3	629	629	447	447
Loans, net of allowance for loan losses	(2)	40,127	40,069	42,264	42,857
Interest receivable	Level 2	250	250	256	256
Liabilities:
Demand deposits	Level 2	28,723	28,723	28,658	28,658
Savings deposits	Level 2	12,091	12,091	12,988	12,988
Time deposits	Level 2	16,148	16,157	15,463	15,472
Interest Payable	Level 2	16	16	13	13
(1)	Level 1 for money market funds; Level 2 for all other securities.
(2)	Level 2 for non-impaired loans; Level 3 for impaired loans.

12. CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2014	2013
Assets:
Cash and cash equivalents	$-	$-
Investment in United Bank of Philadelphia	3,181	3,210
Total assets	$3,181	$3,210

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	11	11
Additional paid-in capital	14,750	14,750
Accumulated deficit	(11,568)	(11,225)
Net unrealized holding losses on securities available-for-sale	(13)	(327)

Total shareholders’ equity	$3,181	$3,210

Condensed Statements of Operations
Years ended December 31,
(Dollars in thousands)	2014	2013
Other Expenses	$-	$-
Equity in net loss of subsidiary	(343)	(669)
Net loss	$(343)	$(669)

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

12. CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY (continued)

Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(343)	$(669)
Adjustments:
Equity in net loss of subsidiary	343	669
Net cash used in operating activities	-	(20)
Cash and cash equivalents at beginning of year	-	20
Cash and cash equivalents at end of year	$-	$-

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

Although the bank meets the framework to be considered “well capitalized” as setforth in tables below, the most recent notification as of September 30, 2014, from the FDIC and PADOB categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action due to the Consent Orders described below.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

The Company and the Bank’s actual capital amounts and ratios are as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk-
weighted assets:
Consolidated	$3,684	8.60%	$3,426	8.00%	N/A
Bank	3,684	8.60%	3,426	8.00%	$4,283	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	3,146	7.35%	1,713	4.00%	N/A
Bank	3,146	7.35%	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,146	5.18%	2,430	4.00%	N/A
Bank	3,146	5.18%	2,430	4.00%	3,038	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital to risk-
weighted assets:
Consolidated	$4,067	9.48%	$3,427	8.00%	N/A
Bank	4,067	9.48%	3,427	8.00%	$4,284	10.00%
Tier I capital to risk-
weighted assets:
Consolidated	3,525	8.22%	1,713	4.00%	N/A
Bank	3,525	8.22%	1,713	4.00%	2,570	6.00%
Tier I capital to average assets:
Consolidated	3,525	5.67%	2,485	4.00%	N/A
Bank	3,525	5.67%	2,485	4.00%	3,107	5.00%

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

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

As of December 31, 2014, the Bank’s tier one leverage capital ratio was 5.18% and its total risk based capital ratio was 8.60%. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  Management has developed the written plans and policies required by the Consent Orders.  Management believes that the Bank will continue to endeavor to comply with the terms and conditions of the Orders and will continue to operate as an independent financial institution for the foreseeable future.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

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

15.  EARNINGS PER SHARE COMPUTATION

Net loss per common share is calculated as follows:
	Year ended December 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(343,067)
Basic EPS
Loss attributable to common stockholders	$(343,067)	1,068,588	$(0.32)
Diluted EPS
Loss attributable to common stockholders	$(343,067)	1,068,588	$(0.32)

	Year ended December 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(668,898)
Basic EPS
Loss attributable to common stockholders	$(668,898)	1,068,588	$(0.63)
Diluted EPS
Loss attributable to common stockholders	$(668,898)	1,068,588	$(0.63)

There were no common stock equivalents for the years December 31, 2014 and 2013.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2014 and 2013

16.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the company’s consolidated results of operations during 2014 and 2013, on a quarterly basis:

(Dollars in thousands)
	2014
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$779	$738	$700	$713
Interest expense	18	19	18	18
Net interest income	761	719	682	695
Provision for loan losses	30	62	30	40
Net interest after provision for loan losses	731	657	652	655
Noninterest income	723	231	252	171
Noninterest expense	1,190	1,071	1,107	1,047
Net income (loss)	$264	$(183)	$(203)	$(221)
Basic income (loss) per common share	$0.25	$(0.17)	$(0.19)	$(0.21)
Diluted income (loss) per common share	$0.25	$(0.17)	$(0.19)	$(0.21)

(Dollars in thousands)
	2013
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$741	$738	$700	$719
Interest expense	19	19	20	26
Net interest income	722	719	680	693
Provision for loan losses	30	30	(55)	70
Net interest after provision for loan losses	692	689	735	623
Noninterest income	382	176	654	195
Noninterest expense	1,167	1,198	1,293	1,157
Net loss	$(93)	$(333)	$96	$(339)
Basic loss per common share	$(0.09)	$(0.31)	$0.09	$(0.32)
Diluted loss per common share	$(0.09)	$(0.31)	$0.09	$(0.32)

INDEX

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

UNITED BANCSHARES, INC.

EXHIBITS