Form 10-Q
period 2015-03-31
UNITED BANCSHARES INC /PA
filed 2015-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes   X     No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes   X      No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer___	Accelerated filer___	Non-accelerated filer__	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes___ No   X

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 12, 2015, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 124,342 shares are issued as of August 12,  2015.

FORM 10-Q

INDEX

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	March 31, 2015	December 31, 2014
Cash and due from banks	$1,799,574	$1,919,494
Interest-bearing deposits with banks	310,248	310,088
Federal funds sold	3,987,000	1,007,000
Cash and cash equivalents	6,096,822	3,236,582

Investment securities available-for-sale, at fair value	7,989,693	8,539,892

Loans held for sale	2,415,969	6,160,183

Loans held at fair value	1,792,488	628,750

Loans, net of unearned discounts and deferred fees	39,189,291	40,861,890
Less allowance for loan losses	(680,263)	(734,567)
Net loans	38,509,028	40,127,323
Bank premises and equipment, net	521,627	549,466
Accrued interest receivable	249,102	249,571
Other real estate owned	707,544	563,543
Prepaid expenses and other assets	589,813	408,956
Total assets	$58,872,086	$60,464,266
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	14,439,308	$14,984,387
Demand deposits, interest-bearing	13,351,954	13,738,476
Savings deposits	12,143,144	12,091,282
Time deposits, under $100,000	6,061,777	6,533,300
Time deposits, $100,000 and over	9,264,817	9,614,868
Total deposits	55,261,000	56,962,313
Accrued interest payable	21,068	16,253
Accrued expenses and other liabilities	337,556	305,060
Total liabilities	55,619,624	57,283,626

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 124,342 issued and outstanding at March 31, 2015 and 136,842 issued and outstanding at December 31, 2014	1,243	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at March 31, 2015 and 876,921 issued and outstanding at December 31, 2014	8,269	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding at December 31, 2014	-	1,917
Additional paid-in-capital	14,752,394	14,749,852
Accumulated deficit	(11,553,409)	(11,568,043)
Accumulated other comprehensive income (loss)	43,965	(13,223)
Total shareholders’ equity	3,252,462	3,180,640
Total liabilities and shareholders’ equity	$58,872,086	$60,464,266

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)
	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Interest income:
Interest and fees on loans	$662,678	$647,286
Interest on investment securities	47,748	60,955
Interest on federal funds sold	1,291	2,337
Interest on time deposits with other banks	162	2,823
Total interest income	711,879	713,381

Interest expense:
Interest on time deposits	9,955	9,775
Interest on demand deposits	6,117	6,601
Interest on savings deposits	1,472	1,575
Total interest expense	17,544	17,951
Net interest income	694,335	695,430
(Credit) provision for loan losses	(60,000)	40,000

Net interest income after provision for loan losses	754,335	655,430

Noninterest income:
Customer service fees	96,278	95,812
ATM fee income	31,404	41,955
Gain on sale of loans	473,706	-
Net change in fair value of financial instruments	(270,574)	-
Other income	4,977	33,242
Total noninterest income	335,791	171,009

Noninterest expense:
Salaries, wages and employee benefits	399,013	417,089
Occupancy and equipment	252,504	254,525
Office operations and supplies	68,460	64,123
Marketing and public relations	17,852	18,424
Professional services	90,451	71,606
Data processing	97,472	112,842
Other real estate expense	(40,032)	12,583
Loan and collection costs	57,281	18,656
Deposit insurance assessments	32,200	34,000
Other operating	100,291	43,844
Total noninterest expense	1,075,492	1,047,692
Net income (loss) before income taxes	14,634	(221,253)
Provision for income taxes	-	-
Net income ( loss)	$14,634	$(221,253)
Net income (loss) per common share—basic and diluted	$0.01	$(0.21)
Weighted average number of common shares	1,046,679	1,068,588
Comprehensive income (loss):
Net income (loss)	$14,634	$(221,253)
Unrealized gains on available for sale securities	57,188	123,373
Total comprehensive income (loss)	$71,822	$(97,879)

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31,

	2015	2014

Cash flows from operating activities:
Net income (loss)	$14,634	$(221,253)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
(Credit)provision for loan losses	(60,000)	40,000
Amortization of premiums on investments	4,410	5,614
Depreciation on fixed assets	44,075	43,910
Net change in fair value of financial instruments	270,574	604
Gain on sale of loans	(473,706)	-
(Write-up) Write-down of other real estate owned	(52,392)	396
Proceeds from the sale of loans held-for-sale	4,407,339	-
Loans originated for sale	1,623,731	-
Increase in accrued interest receivable and
other assets	(123,200)	(83,953)
Increase (decrease) in accrued interest payable and
other liabilities	37,311	(101,065)
Net cash provided by (used in) operating activities	2,445,314	(315,747)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	545,813	126,125
Purchase of securities available-for-sale	(24)	-
Net decrease (increase) in loans	1,586,686	(582,152)
Purchase of bank premises and equipment	(16,236)	(21,752)
Net cash provided by investing activities	2,116,239	1,168,054

Cash flows from financing activities:
Net decrease in deposits	(1,701,313)	(1,595,130)
Net cash used in financing activities	(1,701,313)	(1,595,130)
Net increase (decrease) in cash and cash equivalents	2,860,240	(742,824)
Cash and cash equivalents at beginning of period	3,236,582	5,789,778
Cash and cash equivalents at end of period	$6,096,822	$5,046,954
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,729	$14,123
Noncash transfer of loans to other real estate owned	$91,609	$-

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2014 when reviewing this Form 10-Q.  Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2015 and December 31, 2014 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2015 and 2014.

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

Loans Held at Fair Value
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

INDEX

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

2. Net Income (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Basic:
Net income (loss) available to common shareholders	$14,634	$(221,253)
Average common shares outstanding-basic	1,046,679	1,068,588
Net income (loss) per share-basic	$0.01	$(0.21)
Diluted:
Average common shares-diluted	1,046,679	1,068,588
Net income (loss) per share-diluted	$0.01	$(0.21)

INDEX

Wells Fargo (formerly Wachovia Corporation) owned 241,666 shares of UBS Common Stock (50,000 voting shares); however, on February 18, 2015, Wells Fargo returned all shares (voting and non voting) for cancellation.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

 3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in other comprehensive income:

	Three Months Ended March 31, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$86	$(29)	$57
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$86	$(29)	$57

	Three Months Ended March 31, 2014
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized loss on securities:
Unrealized holding gain arising during period	$183	$(60)	$123
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	$183	$60	$123

4. New Authoritative Accounting Guidance

ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan though completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments require interim and annual disclosure of both the amount of the foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this amendment had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

INDEX

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$3,597	$4	$(5)	$3,596
Government Sponsored Enterprises residential mortgage-backed securities	4,197	74	(7)	4,264
Investments in money market funds	130	-	-	130
	$7,924	$78	$(12)	$7,990

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(61)	$4,036
Government Sponsored Enterprises residential mortgage-backed securities	4,333	60	(20)	4,374
Investments in money market funds	130	-	-	130
	$8,560	$60	$(81)	$8,540

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of March 31, 2015, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,597	3,596
Government Sponsored Enterprises residential mortgage-backed securities	4,197	4,264
Total debt securities	7,794	7,860
Investments in money market funds	130	130
	$7,924	$7,990

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government agency securities	5	$748	$(2)	$596	$(3)	$1,344	$(5)

Government Sponsored Enterprises residential mortgage-backed securities	3	450	(1)	236	(6)	686	(7)

Total temporarily impaired investment securities	8	$1,198	$(3)	$832	$(9)	$2,030	$(12)

INDEX

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses

U.S. Government agency securities	13	$246	$(4)	$3,290	$(57)	$3,536	$(61)

Government Sponsored Enterprises residential mortgage-backed securities	6	-	-	1,440	(20	1,440	$(20)

Total temporarily impaired investment securities	19	$246	$(498)	$4,730	$(77)	$4,976	$(81)

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

6. Loans and Allowance for Loan Losses
The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial and industrial	$4,684	$4,635
Commercial real estate	30,036	31,556
Consumer real estate	3,156	3,297
Consumer loans other	1,313	1,373
Total loans	$39,189	$40,861

INDEX

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

All of these factors may be susceptible to significant change.  During the quarter ended March 31, 2015 the Bank did not change any of its qualitative factors in any segment of the loan portfolio.  In addition, the average historical loss factors were relatively unchanged as there were no charge-offs during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended March 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$403	$300	$20	$12	$735
Credit for loan losses	(60)	-	-	-	(60)

Charge-offs	-	-	-	(12)	(12)
Recoveries	1	-	1	15	17
Net recoveries	1	-	1	3	5

Ending balance	$344	$300	$21	$15	$680

(in 000's)	For the Three months ended March 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$483	$280	$59	$17	$839
Provision (credit) for loan losses	64	17	(40)	(1)	40

Charge-offs	(253)	-	-	(7)	(260)
Recoveries	2	-	1	4	7
Net (charge-offs)recoveries	(251)	-	1	(3)	(253)

Ending balance	$296	$297	$20	$13	$626

(in 000's)	March 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$283	$30	$-	$-	$313
Loans collectively evaluated for impairment	61	270	21	15	367
	$344	$300	$21	$15	$680

Loans, ending balance:
Loans individually evaluated for impairment	$470	$1,437	$-	$-	$1,907
Loans collectively evaluated for impairment	4,214	28,599	3,156	1,313	37,282
Total	$4,684	$30,036	$3,156	$1,313	$39,189

INDEX

	December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$247	$27	$-	$-	$274
Loans collectively evaluated for impairment	156	273	20	12	461
	$403	$300	$20	$12	$735

Loans, ending balance:
Loans indivdually evaluated for impairment	$382	$1,623	$-	$-	$2,005
Loans collectively evaluated for impairment	4,253	29,933	3,297	1,373	38,856
Total	$4,635	$31,566	$3,297	$1,373	$40,861

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of March 31, 2015 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$245	$245	$2,366	$2,611
SBA loans	-	-	48	48	164	212
Asset-based	-	-	-	-	1,861	1,861
Total Commercial and industrial	-	-	293	293	4,391	4,684

Commercial real estate:
Commercial mortgages	261	127	901	1,289	13,399	14,688
SBA loans	-	-	116	116	402	518
Construction	-	-	-	-	3,291	3,291
Religious organizations	-	-	510	510	11,029	11,539
Total Commercial real estate	261	127	1,527	1,915	28,121	30,036

Consumer real estate:
Home equity loans	170	-	363	533	490	1,023
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	-	-	142	142	1,969	2,111
Total consumer real estate	170	-	505	675	2,481	3,156

Total real estate	431	127	2,032	2,590	30,602	33,192

Consumer and other:
Consumer installment	-	-	-	-	-	-
Student loans	18	105	-	123	1,052	1,175
Other	-	-	-	-	137	138
Total consumer and other	18	105	-	123	1,189	1,313

Total loans	$449	$232	$2,325	$3,006	$36,182	$39,189

INDEX

An age analysis of past due loans, segregated by class of loans, as of December 31, 2014 is as follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$248	$248	$2,315	$2,563
SBA loans	-	-	48	48	120	168
Asset-based	-	-	-	-	1,904	1,904
Total Commercial and industrial	-	-	296	296	4,339	4,635

Commercial real estate:
Commercial mortgages	17	83	985	1,085	14,385	15,470
SBA loans	-	-	118	118	407	525
Construction	-	-	-	-	3,423	3,423
Religious organizations	-	-	520	520	11,618	12,138
Total Commercial real estate	17	83	1,623	1,723	29,833	31,556

Consumer real estate:
Home equity loans	246	-	368	614	433	1,047
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	-	-	194	194	2,034	2,228
Total consumer real estate	246	-	562	808	2,489	3,297

Total real estate	263	83	2,185	2,531	32,322	34,853

Consumer and other:
Consumer installment	-	-	-	-	7	7
Student loans	136	88	-	224	997	1,221
Other	12	-	-	12	133	145
Total consumer and other	148	88	-	236	1,137	1,373

Total loans	$411	$171	$2,481	$3,063	$37,798	$40,861

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

INDEX

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans March 31, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$1,370	$526	$-	$332	$133	$2,611
SBA loans	-	123	-	-	89	-	212
Asset-based	-	1,690	125	-	46	-	1,861
	250	3,183	651	-	467	133	4,684
Commercial real estate:
Commercial mortgages	-	12,365	713	56	1,238	316	14,688
SBA Loans	-	233	169	-	116	-	518
Construction	-	3,291	-	-	-	-	3,291
Religious organizations	-	9,123	1,174	732	510	-	11,539
	-	25,012	2,056	788	1,864	316	30,036

Total commercial loans	$250	$28,195	$2,707	$788	$2,331	$449	34,720

	Residential Mortgage and Consumer Loans March 31, 2015
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$660	$363	$1,023
Home equity line of credit	22	-	22
1-4 family residential mortgages	1,969	142	2,111
	2,651	505	3,156

Consumer Other:
Consumer Installment	-	-	-
Student loans	1,175	-	1,175
Other	138	-	138
	1,313	-	1,313

Total consumer loans	$3,964	$505	$4,469

Total loans				$39,189

INDEX

(In 000's)	Commercial Loans, December 31, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$300	$1,321	$474	$220	$113	$135	$2,563
SBA loans	-	80	-	-	88	-	168
Asset-based	-	1,734	124	-	46	-	1,904
	300	3,135	598	220	247	135	4,635
Commercial real estate:
Commercial mortgages	-	13,024	724	57	1,348	317	15,470
SBA Loans	-	237	170	-	118	-	525
Construction	-	3,423	-	-	-	-	3,423
Religious organizations	-	9,730	1,185	703	520	-	12,138
	-	26,414	2,079	760	1,986	317	31,556

Total commercial loans	$300	$29,549	$2,677	$980	$2,233	$452	$36,191

	Residential Mortgage and Consumer Loans December 31, 2014

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$679	$368	$1,047
Home equity line of credit	22	-	22
1-4 family residential mortgages	2,034	194	2,228
	2,735	562	3,297

Consumer Other:
Consumer Installment	7	-	7
Student loans	1,221	-	1,221
Other	145	-	145
	1,373	-	1,373

Total consumer loans	$4,108	$562	$4,670

Total loans				$40,861

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  There were no partial charge-offs.

INDEX

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2015 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$335	$37	$298	$335	$226
SBA Loans	89	40	49	89	48
Asset-based	46	-	46	46	9
Total commercial and industrial	470	77	393	470	283

Commercial real estate:
Commercial mortgages	1,064	812	-	812	24
SBA Loans	116	-	116	116	6
Religious organizations	509	509	-	509	-
Total commercial real estate	1,822	1,321	116	1,437	30

Total loans	$2,159	$1,398	$509	$1,907	$313

Impaired loans as of December 31, 2014 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$501	$38	$210	$248	$199
SBA loans	94	46	48	94	48
Asset-based	40	40	-	40	-
Total commercial and industrial	635	124	258	382	247

Commercial real estate:
Commercial mortgages	985	616	369	985	27
SBA Loans	118	118	-	118	-
Religious organizations	520	520	-	520	-
Total commercial real estate	1,623	1,254	369	1,623	27

Total loans	$2,258	$1,378	$627	$2,005	$274

INDEX

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

	Three Months Ended		Three Months Ended
(In 000's)	March 31, 2015		March 31, 2014
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$335	$-	$357	$-
SBA loans	62	-	48	-
Asset-based	15	1	-	-
Total commercial and industrial	412	1	405	-

Commercial real estate:
Commercial mortgages	869	-	573	-
SBA loans	116	-	161	-
Religious organizations	513	-	624	2
Total commercial real estate	1,498	-	1,358	2

Total loans	$1,910	$1	$1,763	$2

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2015 and December 31, 2014.

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

(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Beginning balance	$564	$433
Additions, transfers from loans	92	-
	656	433
Write-ups	52	-
Ending Balance	$708	$433

INDEX

The following schedule reflects the components of other real estate owned:

(in 000's)	March 31, 2015	December 31, 2014
Commercial real estate	$335	$191
Residential real estate	373	373
Total	$708	$564

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2015	March 31, 2014
Insurance	$3	$5
Professional fees	5	-
Real estate taxes	3	7
Utilities	1	1
Other	-	-
Transfer-in write-up	(52)	-
Impairment charges (net)	-	-
Total	$(40)	$13

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

INDEX

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,596	$-	$3,596	$-
Government Sponsored Enterprises residential mortgage-backed securities	4,264	-	4,264	-
Money Market Funds	130	130	-	-
Total	$7,990	$130 $ -	$7,860	$-
Loans held for sale	$2,416	$-	$2,416	$-
Loans held at fair value	$1,792		$-	$1,792

INDEX

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$4,036	$-	$4,036	$-
Government Sponsored Enterprises residential mortgage-backed securities	4,374	-	4,374	-
Money Market Funds	130	130	-	-
Total	$8,540	$130	$8,410	$-
Loans held for sale	$6,160	$-	$6,160	$-
Loans held at fair value	$629	$-	$-	$629

The fair value of the Bank’s AFS securities portfolio was approximately $7,990,000 and $8,540,000 at March 31, 2015 and December 31, 2014, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended March 31, 2015 and 2014.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	March 31, 2015 Fair value	December 31, 2014 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2015 Range of inputs	December 31, 2014 Range of inputs
Loans held at fair value:	$1,792	$629	Discounted cash flow	Constant prepayment rate	7.194% to 7.456%	7.58% to 8.52%
				Weighted average discount rate	8.031% to 8.033%	9.02% to 9.24%
				Weighted average life	3.64 yrs to 9.04 yrs	3.75 yrs to 4.25 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

INDEX

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2014	$629
Origination of loans	1,188
Principal repayments	(20)
Change in fair value of financial instruments	(5)
Balance at March 31, 2015	$1,792

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2015 and December 31, 2014, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2015 and year ended December 31, 2014.

 Carrying Value at March 31, 2015:
(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended
Impaired loans	$1,594	$-	$-	$1,594	$(44)
Other real estate owned (“OREO”)	$708	$-	$-	$708	52

Carrying Value at December 31, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,731	$-	$-	$1,731		$(142)
Other real estate owned (“OREO”)	$564	$-	$-	$564	$	(13)

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

INDEX

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

The fair value of assets and liabilities are depicted below:

		March 31, 2015		December 31, 2014
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$6,097	$6,097	$3,237	$3,237
Available for sale securities	(1)	7,990	7,990	8,540	8,540
Loans held for sale	Level 2	2,416	2,416	6,160	6,160
Loans held at fair value	Level 3	1,792	1,792	629	629
Loans, net of allowance for loan losses	(2)	38,509	38,324	40,127	40,069
Accrued interest receivable	Level 2	249	249	250	250
Liabilities:
Demand deposits	Level 2	27,791	27,791	28,723	28,723
Savings deposits	Level 2	12,143	12,143	12,091	12,091
Time deposits	Level 2	15,327	15,338	16,148	16,157
Accrued interest payable	Level 2	21	21	16	16

(1)	Level 1 for money market funds; Level 2 for all other securities.

(2)	Level 2 for non-impaired loans; Level 3 for impaired loans.

INDEX

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

INDEX

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

 As of March 31, 2015 and December 31, 2014, the Bank’s tier one leverage capital ratio was 5.22% and 5.18%, respectively, and its total risk based capital ratio was 9.03% and 8.60%, respectively.   The relative break-even financial performance during the quarter served to stabilize the tier one leverage ratio.  The total risk based capital ratio increased because of the decrease in loans during the quarter that generally carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (l) any downgrades, in the credit rating of the United States Government and federal agencies; (m) changes in technology being more expensive or difficult than expected; (n) the ability of key third party providers to perform their obligations to UBS and; (o) the Bank and UBS’ success in managing the risks involved in the foregoing, and (m) failure to comply with the Consent Orders with the FDIC and the Pennsylvania Department of Banking.

All written or oral forward-looking statements attributed to the Company are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

INDEX

Overview

The Company reported net income of approximately $15,000 ($0.01 per common share) for the quarter ended March 31, 2015 compared to a net loss of approximately $221,000 ($0.21 per common share) for the same quarter in 2014.  The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services.  The following actions are critical to ensure continued improvement in the Company’s financial performance:

 Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital continues to decline as a result of operating losses.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. Refer to the Earnings Enhancement discussion below.
•	External equity investments—Potential investors will continue to be sought in 2015

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan origination and sell the guaranteed portion in the secondary market for a gain.   During the quarter ended March 31, 2015, noninterest income totaling approximately $203,000 (including fair value adjustments) was recognized utilizing this strategy. At March 31, 2015, the pipeline of SBA loans was more than $6 million and continues to grow.

General improvement has been made in reducing and controlling noninterest expense; however, there was an increase in legal fees and loan and collection related costs as a result of foreclosure activity during the quarter.  Further, the Bank’s noninterest expense remains elevated when compared to its peer group.  The Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. While there has been some improvement in noninterest expense, management will continue to seek further savings and efficiencies, where possible.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the net interest margin continues to be a significant source of strength. The low cost of funds is the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the quarter with a decline in nonperforming loans and delinquencies. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.   Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense. During the quarter ended March 31, 2015, the Bank foreclosed on one non-performing loan and added approximately $144,000 to its other real estate owned portfolio.

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

INDEX

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2014 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2015	Quarter ended March 31, 2014
Statement of operations information:
Net interest income	$694	$695
(Credit)provision for loan losses	(60)	40
Noninterest income	336	171
Noninterest expense	1,075	1,048
Net income (loss)	15	(221)
Net income (loss) per share-basic and diluted	0.01	(0.21)

Balance Sheet information:	March 31, 2015	December 31, 2014
Total assets	$58,872	$60,464
Loans, net	38,509	40,127
Investment securities	7,990	8,540
Deposits	55,261	56,962
Shareholders' equity	3,252	3,181

Ratios*:	Quarter ended March 31, 2015	Quarter ended March 31, 2014
Return on assets	0.02%	(1.46)%
Return on equity	0.48%	(28.78)
*annualized

INDEX

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $77,000, or 0.13% during the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014. Average funding sources decreased approximately $1,023,000, or 1.78%, during the same quarter.

Sources and Uses of Funds Trends (Thousands of Dollars, except percentages)	March 31, 2015			December 31, 2014
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$46,729	$1,884	4.20%	$44,845
Investment Securities	8,182	(1,240)	(13.16)	9,422
Federal funds sold	2,545	(721)	(22.08)	3,266
Balances with other banks	310	-	-	310
Total uses	$57,766	$(77)	(0.13)%	$57,843
Funding sources:
Demand deposits
Noninterest-bearing	$15,263	$(170)	(1.10)%	$15,433
Interest-bearing	13,351	(1,179)	(8.11)	14,530
Savings deposits	12,090	(60)	(0.49)	12,150
Time deposits	15,806	386	2.50	15,420
Total sources	$56,510	$(1,023)	(1.78)%	$57,533

Loans
Average loans increased by approximately $1,884,000, or 4.20%, during the quarter ended March 31, 2015. Funding activity during the latter part of the quarter ended December 31, 2014 exceeded $5 million and included primarily SBA loans.  The guaranteed portions of these loans were sold during the quarter ended March 31, 2015. The Bank funded approximately $2.6 million in commercial loans during the quarter offset by approximately $4.5 million loan sales, payoffs and paydowns.   The Bank participates in an investor real estate funding program (“NRIA”) whereby it provides funding during the construction phase and permanent “take-out” financing is pre-arranged at completion.  During the quarter ended March 31, 2015, the construction related to approximately $1.4 million of these loans was completed and the loans were paid off.  Approximately $600,000 of these loans remain in the Bank’s portfolio and are scheduled to be completed during the quarter ended June 30, 2015. Participation in this program is ongoing and dependent on the Bank’s overall liquidity level and other funding requirements.

The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. The Bank successfully executed its SBA strategy in 2014 and was able to generate more than $6 million in loan originations and $580,000 in related noninterest income.  Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

The Bank’s commercial loan pipeline continues to grow with a specific focus on SBA loan origination. At March 31, 2015, the pipeline totaled approximately $6 million that are expected to close during 2015.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

INDEX

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $30 million, or 77%, of total loans at March 31, 2015 of which approximately $ 19.2 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2015 were approximately $11.5 million, or 38%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	March 31,	December 31,
(In 000's)	2015	2014

Commercial and industrial:
Commercial	$2,611	$2,563
SBA loans	212	168
Asset-based	1,861	1,904
Total commercial and industrial	4,684	4,635

Commercial real estate:

Commercial mortgages	14,688	15,470
SBA loans	518	525
Construction	3,291	3,423
Religious organizations	11,539	12,138
Total commercial real estate	30,036	31,556

Consumer real estate:
Home equity loans	1,023	1,047
Home equity lines of credit	22	22
1-4 family residential mortgages	2,111	2,228
Total consumer real estate	3,156	3,297

Total real estate	33,192	34,853

Consumer and other:
Consumer installment	-	7
Student loans	1,175	1221
Other	138	145
Total consumer and other	1,313	1,373

Loans, net	$39,189	$40,861

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.73% at March 31, 2015 compared to 1.80% at December 31, 2014.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,907,000 at March 31, 2015 compared to $2,005,000 at December 31, 2014. The valuation allowance associated with impaired loans was approximately $313,000 and $274,000, at March 31, 2015 and December 31, 2014, respectively. The decrease in impaired loans is attributable to repayment activity related to several loans; however, the increase in the valuation allowance is related to a reduction in the projected net realizable value on one loan. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2015 and December 31, 2014, loans to religious organizations represented approximately $509,000 and $520,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was relatively unchanged at 29.63% at December 31, 2014 compared to 29.25% at March 31, 2015. The level of nonperforming loans to total loans decreased from 6.58% at December 31, 2014 to 5.93% at March 31, 2015 as a result of foreclosure activity related to one impaired loan. Approximately 90% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2015	December 31, 2014
Commercial and industrial:
Commercial	$245	$248
SBA loans	48	48
Total commercial and industrial	293	296

Commercial real estate:
Commercial mortgages	901	985
SBA loans	116	118
Religious organizations	510	520
Total commercial real estate	1,527	1,623

Consumer real estate:
Home equity loans	363	368
1-4 family residential mortgages	142	194
Total consumer real estate	505	562

Total real estate	2,032	2,185

Total nonperforming loans	2,325	2,481
OREO	708	564
Total nonperforming assets	$3,033	$3,045

Nonperforming loans to total loans	5.93%	6.07%
Nonperforming assets to total loans and OREO	7.60%	7.35%
Nonperforming assets to total assets	5.15%	5.04%

Allowance for loan losses as a percentage of:
Total loans	1.74%	1.80%
Total nonperforming loans	29.25%	29.63%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	March 31, 2015	December 31, 2014
Commercial real estate:
Commercial mortgages	$127	$83
Total commercial real estate	127	83

Consumer and other:
Student loans	105	88
Total consumer and other	105	88
Total	$232	$171

INDEX

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $1,240,000, or 13.16%, during the quarter ended March 31, 2015. The decrease was primarily related to the sale of approximately $1 million of securities in December 2014 and the call of approximately $500,000 agency securities during the quarter ended March 31, 2015.

The average yield on the investment portfolio was relatively unchanged at 2.35% for the quarter ended March 31, 2015 compared to 2.40% for the quarter ended December 31, 2014.  The duration of the portfolio shortened to 3.1 years at March 31, 2015 compared to 3.9 years at December 31, 2014 as a result of market rate shifts during the year.  Amortizing GSE mortgage-backed securities approximate 52% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended March 31, 2015, average deposits decreased approximately $1,023,000, or 1.78%. The decrease was concentrated in interest-bearing demand deposit accounts that decreased on average by approximately $1,179,000, or 8.11%, during the quarter. The decline was primarily related to one small business loan customer’s loan proceeds that were funded into a demand deposit account in late 2014 but subsequently utilized for business purposes during the quarter ended March 31, 2015.

Noninterest bearing checking account balances decreased on average by $170,000, or 1.10%, during the quarter ended March 31, 2015.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.   Average savings deposits declined by approximately $60,000, or 0.49%, as a result of general attrition.

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

	March 31, 2015	December 31, 2014
Commitments to extend credit	$6,499,889	$8,261,709
Standby letters of credit	669,393	1,035,837

The level of commitments decreased during the quarter ended March 31, 2015 as a result of the funding of a $1.6 million SBA loan. The 75% guaranteed portion of this loan will be sold in the secondary market.  In addition, more than $4 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

INDEX

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2015, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $6.1 million, or 10.35% of total assets, compared to $3.2 million, or 5.35%, at December 31, 2014.  The increase is related to approximately $ 4.4 million proceeds from the sale of the guaranteed portion SBA loans received during the quarter ended March 31, 2015.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. In addition, the Bank’s investment portfolio is classified as available-for-sale; however, the majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $13.5 million in loans are scheduled to mature within one year.  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•	Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association will be considered a potential source.
•	Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on participation agreements.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $706,000.  In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Interest rate sensitivity
Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At March 31, 2015, a positive gap position is maintained on a cumulative basis through 1 year of 10.89% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, relatively unchanged from the December 31, 2014 positive gap position of 10.98%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in late 2015.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2015, the change in the market value of equity in a +200 basis point interest rate change is -27.7, in excess of the policy limit of 25%, and -49.9% in a +400 basis point interest rate change, in line with the policy limit of -50%.   These levels represent an improvement from 2014 when the +400 basis point change was 63.50%.  Management is strategically working to bring this measure into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at March 31, 2015.

INDEX

Capital Resources
Total shareholders’ equity increased approximately $72,000, or 2.26%, during the quarter ended March 31, 2015. The increase is attributable to net income of approximately $15,000 plus other comprehensive income related to an unrealized gain on the securities classified as available-for-sale totaling approximately $57,000.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment. In 2013, an investment banker was engaged to assist with raising a minimum investment of $2 million.  Although the Bank has approximately $750,000 in commitments from several financial institutions in the region, the timing of these investments is uncertain.

On January 1, 2015, new regulatory risk-based capital rules became effective. These new capital requirements, commonly referred to as “Basel III” regulatory reforms increased the minimum Tier I capital ratio in order to be considered well-capitalized from 6.0% to 8.0%. In addition, a new capital ratio, the Common Equity Tier I ratio was introduced, with a minimum, well-capitalized level of 6.5%. The new rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. On April 30, 2015, in connection with the filing of its March 31, 2015 Call Report, the Bank elected to opt-out of including these items in regulatory capital. For more information regarding Basel III, refer to Part I, Item 1 of the Company’s 2014 Annual Report in Form 10-K, under the heading “Capital Adequacy.”  There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved.  AT March 31, 2015, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The Bank meets the minimum capital levels to be considered “well capitalized” with the exception of Total capital to risk weighted assets and Tier 1 capital to risk weighted assets.  The following table presents the capital ratios of the Company and the Bank as of March 31, 2015 and December 31, 2014:

(In 000’s)	Actual March 31, 2015		Actual December 31, 2014		Minimum to be “Well Capitalized”
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,608	9.03%	$3,684	8.60%	N/A
Bank	3,608	9.03	3,684	8.60	$3,997	10.00%
Tier I capital to risk weighted assets
Company	3,146	7.87	3,146	7.35	N/A
Bank	3,146	7.87	3,146	7.35	$3,198	8.00%
Common equity Tier I capital to risk weighted assets
Company	3,146	7.87	3,146	7.35	N/A
Bank	3,146	7.87	3,146	7.35	$2,598	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,146	5.22	3,146	5.18	N/A
Bank	3,146	5.22	3,146	5.18	$3,015	5.00%
Tangible common equity to tangible assets
Company	3,146	5.34	3,146	5.20	N/A	N/A
Bank	3,146	5.34	3,146	5.20	N/A	N/A

INDEX

Results of Operations

Summary

The Company reported net income of approximately $15,000 ($0.01 per common share) for the quarter ended March 31, 2015 compared to a net loss of approximately $221,000 ($0.21 per common share) for the same quarter in 2014.    The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.   A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
	Three months ended March 31, 2015			Three months ended March 31, 2014
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$46,729	$662	5.68%	$43,555	$647	5.94%
Investment securities	8,182	48	2.35	10,021	61	2.43
Federal funds sold	2,545	1	0.20	4,463	2	0.18
Interest bearing balances with other banks	310	1	0.32	307	3	3.91
Total interest-earning assets	59,344	712	4.93	58,346	713	4.89
Interest-bearing liabilities
Demand deposits	13,351	6	0.18	13,827	7	0.20
Savings deposits	12,090	2	0.07	12,935	1	0.03
Time deposits	15,806	10	0.25	15,541	10	0.26
Total interest-bearing liabilities	41,247	18	0.17	42,303	18	0.17
Net interest income		$694			$695
Net yield on interest-earning assets			4.81%			4.76%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income was relatively unchanged at approximately $695,000 for the quarters ended March 31, 2015 and 2014.  Although the level of average earning assets increased, the yield on loans declined compared to 2014 primarily as a result of the completion and payoff of several higher yielding construction loans related to the NRIA program in which the Bank participates.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2015 compared to 2014			Three months ended March 31, 2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$48	$(33)	$15	$31	$(12)	$19
Investment securities	(12)	(1)	(13)	(20)	(6)	(26)
Federal funds sold	(1)	-	(1)	(2)	-	(2)
Interest bearing balances with other banks	-	(2)	(2)	-	2	2
Total Interest-earning assets	35	(36)	(1)	9	(16)	(7)
Interest paid on:
Demand deposits	-	(1)	(1)	(1)	-	(1)
Savings deposits	-	1	1	-	(1)	(1)
Time deposits	-	-	-	(1)	(5)	(6)
Total interest-bearing liabilities	-	-	-	(2)	(6)	(8)
Net interest income	$35	$(36)	$(1)	$11	$(10)	$1

INDEX

For the quarter ended March 31, 2015 compared to the same period in 2014, there was an increase in net interest income of approximately $35,000 due to changes in volume offset by a decrease of approximately $36,000 due to changes in rate. Rate declines were a result of several variable rate commercial loans re-setting at the current low interest rates.

Provision for Loan Losses
There was a negative provision for loan losses of $60,000 for the quarter ended March 31, 2015 compared to a provision of $40,000 for the same quarter in 2014. The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and the related historical loss factors. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $165,000, or 96.36%, for the quarter ended March 31, 2015 compared to the same quarter in 2014. The increase for the quarter in 2014 is related to SBA loan related income including gains on sales as well as fair value adjustments.

Customer service fees were relatively unchanged for the quarter ended March 31, 2015 compared to 2014; however, ATM activity fees declined by approximately $11,000, or 25.15%, for the quarter ended March 31, 2015 compared to the same period in 2014. The decline is related to lower volume which is consistent with trends in the industry; ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

Noninterest Expense
Salaries and benefits declined approximately $18,000, or 4.33%, for the quarter ended March 31, 2015 compared to 2014.  The decline is primarily related to unfilled positions within the Bank’s branch network as well as the elimination of the business development position in February 2015.

Occupancy and equipment expense decreased approximately $2,000, or 0.79%, for the quarter ended March 31, 2015 compared to 2014. The decrease for the quarter is primarily related to a reduction in depreciation expense for fully depreciated furniture and equipment.

Office operations and supplies expense increased by approximately $4,000, or 6.79%, for the quarter ended March 31, 2015 compared to 2014 primarily because of increased branch security expense.  The branches are operating with fewer full time staff people that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Professional services expense increased approximately $19,000, or 26.32%, for the quarter ended March 31, 2015 compared to 2014 primarily as a result of increased audit cost.

Data processing expenses decreased approximately $15,000, or 13.62%, for the quarter ended March 31, 2015 compared to 2014.  The decrease is primarily related to the consolidation of the Bank’s EFT vendor with its core processor in late 2014.

Federal deposit insurance assessments decreased approximately $2,000, or 5.29%, for the quarter ended March 31, 2015 compared to 2014.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The Bank’s deposit levels declined in 2015 compared to 2014, resulting in lower assessments.  Refer to “Federal Deposit Insurance Assessments” above).

Net other real estate expenses declined approximately $53,000, or 418%, for the quarter ended March 31, 2015 compared to 2014.  The decrease was primarily the result of approximately $52,000 transfer-in write-up during the quarter related to one property where the net liquidation value exceeded the Bank’s loan balance.

Loan and collection expenses increased approximately $39,000, or 207%, for the quarter ended March 31, 2015 compared to 2014 as a result of sheriff sale and legal fees related to foreclosure/collection activity.

INDEX

Other operating expenses increased approximately $56,000, or 129%, for the quarter ended March 31, 2015 compared to 2014.  In 2014, there was a reduction in the Bank’s Pennsylvania Bank Shares Tax as a result of a change in the tax computation methodology that resulted in the reversal of more than $50,000 in accrued expenses; 2015 expenses are representative of a normalized expense based on the current tax methodology.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

INDEX

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of March 31, 2015, the Bank’s tier one leverage capital ratio was 5.22% and its total risk based capital ratio was 9.03%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: August 14, 2015	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: August 14, 2015	/s/ Brenda M. Hudson-Nelson
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