Form 10-Q
period 2015-06-30
UNITED BANCSHARES INC /PA
filed 2015-08-14
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes_____ No    X

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 13, 2015, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 124,342 shares are issued as of August 13,  2015.

FORM 10-Q

INDEX

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	June 30, 2015	December 31, 2014
Cash and due from banks	$2,704,816	$1,919,494
Interest-bearing deposits with banks	310,411	310,088
Federal funds sold	5,307,000	1,007,000
Cash and cash equivalents	8,322,227	3,236,582

Investment securities available-for-sale, at fair value	7,466,244	8,539,892

Loans held for sale	2,924,173	6,160,183

Loans held at fair value	1,489,535	628,750

Loans, net of unearned discounts and deferred fees	36,686,522	40,861,890
Less allowance for loan losses	(595,718)	(734,567)
Net loans	36,090,804	40,127,323
Bank premises and equipment, net	509,252	549,466
Accrued interest receivable	231,180	249,571
Other real estate owned	757,043	563,543
Prepaid expenses and other assets	586,802	408,956
Total assets	$58,377,260	$60,464,266
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$15,404,464	$14,984,387
Demand deposits, interest-bearing	12,993,626	13,738,476
Savings deposits	11,678,718	12,091,282
Time deposits, under $100,000	5,660,950	6,533,300
Time deposits, $100,000 and over	9,267,036	9,614,868
Total deposits	55,004,794	56,962,313
Accrued interest payable	14,154	16,253
Accrued expenses and other liabilities	302,224	305,060
Total liabilities	55,321,172	57,283,626

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 124,342 issued and outstanding at June 30, 2015 and 136,842 issued and outstanding at December 31, 2014	1,243	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at June 30, 2015 and 876,921 issued and outstanding at December 31, 2014	8,269	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding at December 31, 2014	-	1,917
Additional paid-in-capital	14,752,394	14,749,852
Accumulated deficit	(11,671,362)	(11,568,043)
Accumulated other comprehensive loss	(34,456)	(13,223)
Total shareholders’ equity	3,056,088	3,180,640
Total liabilities and shareholders’ equity	$58,377,260	$60,464,266

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Interest income:
Interest and fees on loans	$582,012	$638,877	$1,244,690	$1,286,163
Interest on investment securities	44,843	58,857	92,591	119,792
Interest on federal funds sold	2,968	2,236	4,259	4,573
Interest on time deposits with other banks	164	164	326	2,987
Total interest income	629,987	700,134	1,341,866	1,413,515

Interest expense:
Interest on time deposits	9,837	9,728	19,792	19,503
Interest on demand deposits	6,162	6,750	12,279	13,351
Interest on savings deposits	1,465	1,571	2,937	3,146
Total interest expense	17,464	18,049	35,008	36,000
Net interest income	612,523	682,085	1,306,858	1,377,515
(Credit) provision for loan losses	(40,000)	30,000	(100,000)	70,000

Net interest income after provision for loan losses	652,523	652,085	1,406,858	1,307,515

Noninterest income:
Customer service fees	139,274	102,163	235,552	197,975
ATM fee income	31,745	45,292	63,149	87,247
Gain on sale of loans	-	-	473,706	-
Loss on sale of other real estate	(2,289)	-	(2,289)	-
Net change in fair value of financial instruments	32,143	(2,579)	(238,431)	(2,579)
Loan syndication fees	85,000	87,550	85,000	87,550
Other income	21,633	19,644	26,610	52,886
Total noninterest income	307,506	252,070	643,297	423,079

Noninterest expense:
Salaries, wages and employee benefits	404,366	396,901	803,379	813,990
Occupancy and equipment	249,740	241,978	502,244	496,503
Office operations and supplies	81,922	69,854	150,382	133,977
Marketing and public relations	8,337	18,846	26,189	37,270
Professional services	74,964	74,534	165,415	146,140
Data processing	89,615	107,029	187,087	219,871
Other real estate expense	(23,182)	24,573	(63,214)	37,156
Loan and collection costs	46,490	20,272	103,771	38,928
Deposit insurance assessments	34,200	38,000	66,400	72,000
Other operating	111,526	115,114	211,598	158,958
Total noninterest expense	1,077,978	1,107,101	2,153,251	2,154,793
Net loss before income taxes	(117,949)	(202,946)	(103,096)	(424,199)
Provision for income taxes	-	-	-	-
Net loss	$(117,949)	$(202,946)	$(103,096)	$(424,199)
Net loss per common share—basic and diluted	$(0.14)	$(0.19)	$(0.10)	$(0.40)
Weighted average number of common shares	826,921	1,068,588	986,262	1,068,588
Comprehensive loss:
Net loss	$(117,949)	$(202,946)	$(103,096)	$(424,199)
Unrealized (losses) gains on available for sale securities	(78,421)	131,690	(21,233)	255,063
Total comprehensive loss	$(196,370)	$(71,256)	$(124,329)	$(169,136)

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30,

	2015	2014

Cash flows from operating activities:
Net loss	$(103,096)	$(424,199)
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Credit)provision for loan losses	(100,000)	70,000
Amortization of premiums on investments	9,083	11,724
Depreciation on fixed assets	88,678	86,615
Net change in fair value of financial instruments	238,431	2,579
Gain on sale of loans	(473,706)	-
Loss on sale of other real estate	2,289	-
(Write-up) Write-down of other real estate owned	(88,460)	13,052
Proceeds from the sale of loans held-for-sale	4,407,339	1,645,832
Loans originated for sale	(1,823,367)	-
(Increase) decrease in accrued interest receivable and
other assets	(180,910)	71,913
Increase (decrease) in accrued interest payable and
other liabilities	(4,937)	(64,096)
Net cash provided by operating activities	1,971,344	1,413,420

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	1,064,615	156,613
Purchase of securities available-for-sale	(49)	-
Proceeds from sale of other real estate	40,913	-
Net decrease (increase) in loans	4,014,805	(643,154)
Purchase of bank premises and equipment	(48,464)	(24,965)
Net cash provided by (used in) investing activities	5,071,820	(511,506)

Cash flows from financing activities:
Net decrease in deposits	(1,957,519)	(882,133)
Net cash used in financing activities	(1,957,519)	(882,133)
Net increase in cash and cash equivalents	5,085,645	19,781
Cash and cash equivalents at beginning of period	3,236,582	5,789,778
Cash and cash equivalents at end of period	$8,322,227	$5,809,559
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,107	$35,320
Noncash transfer of loans to other real estate	$148,241	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2015 and December 31, 2014 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2014.

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

2. Net Loss Per Share
The calculation of net loss per share follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Basic:
Net loss available to common shareholders	$(117,949)	$(202,946)	$(103,096)	$(424,199)
Average common shares outstanding-basic	826,921	1,068,588	986,262	1,068,588
Net loss per share-basic	$(0.14)	$(0.19)	$(0.10)	$(0.40)
Diluted:
Average common shares-diluted	826,921	1,068,588	986,262	1,068,588
Net loss per share-diluted	$(0.14)	$(0.19)	$(0.10)	$(0.40)

Wells Fargo (formerly Wachovia Corporation) owned 241,666 shares of UBS Common Stock (50,000 voting shares); however, on February 18, 2015, Wells Fargo returned all shares (voting and non voting) for cancellation.

INDEX

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

 3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in other comprehensive income:

	Three Months Ended June 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized loss on securities:
Unrealized holding loss arising during period	$(104)	$26	$(78)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(104)	$26	$(78)

	Three Months Ended June 30, 2014
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$198	$(66)	$132
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$198	$(66)	$132

	Six Months Ended June 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized loss on securities:
Unrealized holding loss arising during period	$(32)	$11	$(21)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$(32)	$11	$(21)

	Six Months Ended June 30, 2014
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$381	$(126)	$255
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$381	$(126)	$255

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

INDEX

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$3,347	$-	$(52)	$3,295
Government Sponsored Enterprises residential mortgage-backed securities	4,041	42	(42)	4,041
Investments in money market funds	130	-	-	130
	$7,518	$42	$(94)	$7,466

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(61)	$4,036
Government Sponsored Enterprises residential mortgage-backed securities	4,333	60	(20)	4,374
Investments in money market funds	130	-	-	130
	$8,560	$60	$(81)	$8,540

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of June 30, 2015, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,347	3,295
Government Sponsored Enterprises residential mortgage-backed securities	4,041	4,041
Total debt securities	7,388	7,336
Investments in money market funds	130	130
	$7,518	$7,466

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government agency securities	11	$2,455	$(43)	$590	$(9)	$3,045	$(52)

Government Sponsored Enterprises residential mortgage-backed securities	9	2,050	(29)	228	(13)	2,277	(42)

Total temporarily impaired investment securities	20	$4,504	$72	$818	$(20)	$5,322	$(94)

INDEX

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses
U.S. Government agency securities	13	$246	$(4)	$3,290	$(57)	$3,536	$(61)

Government Sponsored Enterprises residential mortgage-backed securities	6	-	-	1,440	(20)	1,440	$(20)

Total temporarily impaired investment securities	19	$246	$(4)	$4,730	$(77)	$4,976	$(81)

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

6. Loans and Allowance for Loan Losses
The composition of the Bank’s loan portfolio is as follows:
(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial and industrial	$4,089	$4,635
Commercial real estate	28,262	31,556
Consumer real estate	3,039	3,297
Consumer loans other	1,296	1,373
Total loans	$36,686	$40,861

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

All of these factors may be susceptible to significant change.  During the six months ended June 30, 2015 the Bank did not change any of its qualitative factors in any segment of the loan portfolio.  In addition, the average historical loss factors were relatively unchanged as there were no charge-offs during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended June 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$344	$300	$21	$15	$680
Provision (credit) for loan losses	24	(64)	-	-	(40)

Charge-offs	(48)	-	-	(2)	(50)
Recoveries	-	-	2	4	7
Net (charge-offs) recoveries	(48)	-	2	2	(43)

Ending balance	$320	$236	$23	$17	$596

(in 000's)	For the Three months ended June 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$296	$297	$20	$13	$626
Provision (credit) for loan losses	1	(2)	31	-	30

Charge-offs	-	-	-	(11)	(11)
Recoveries	-	-	1	11	12
Net recoveries	-	-	1	-	1

Ending balance	$297	$295	$52	$13	$657

(in 000's)	For the Six months ended June 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$403	$300	$20	$12	$735
Provision (credit) for loan losses	(36)	(64)	-		(100)

Charge-offs	(48)	-	-	(14)	(62)
Recoveries	1	-	3	19	23
Net (charge-offs) recoveries	(47)	-	3	5	(39)

Ending balance	$320	$236	$23	$17	$596

(in 000's)	For the Six months ended June 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$483	$280	$59	$17	$839
Provision (credit) for loan losses	65	15	(10)	-	70

Charge-offs	(253)	-	-	(18)	(271)
Recoveries	2	-	3	14	19
Net (charge-offs)recoveries	(251)	-	3	(4)	(252)

Ending balance	$297	$295	$52	$13	$657

INDEX

(in 000's)	June 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$220	$47	$-	$-	$267
Loans collectively evaluated for impairment	100	189	23	17	329
	$320	$236	$23	$17	$596

Loans, ending balance:
Loans individually evaluated for impairment	$383	$1,399	$-	$-	$1,782
Loans collectively evaluated for impairment	3,706	26,863	3,039	1,296	34,904
Total	$4,089	$28,262	$3,039	$1,296	$36,686

	December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$247	$27	$-	$-	$274
Loans collectively evaluated for impairment	156	273	20	12	461
	$403	$300	$20	$12	$735

Loans, ending balance:
Loans individually evaluated for impairment	$382	$1,623	$-	$-	$2,005
Loans collectively evaluated for impairment	4,253	29,933	3,297	1,373	38,856
Total	$4,635	$31,566	$3,297	$1,373	$40,861

INDEX

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of June 30, 2015 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$243	$243	$2,245	$2,488
SBA loans	-	-	-	-	156	156
Asset-based	-	-	-	-	1,445	1,445
Total Commercial and industrial	-	-	243	243	3,846	4,089

Commercial real estate:
Commercial mortgages	167	54	975	1,196	12,956	14,152
SBA loans	-	-	112	112	405	517
Construction	-	-	-	-	2,321	2,321
Religious organizations	-	-	488	488	10,784	11,272
Total Commercial real estate	167	54	1,575	1,796	26,466	28,262

Consumer real estate:
Home equity loans	73	126	360	559	444	1,003
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	55	-	75	130	1884	2,014
Total consumer real estate	128	126	435	689	2,350	3,039

Total real estate	295	180	2,010	2,485	28,799	31,301

Consumer and other:
Consumer installment	-	-	-	-	-	-
Student loans	90	90	-	180	979	1,159
Other	1	-	-	1	136	137
Total consumer and other	91	90	-	181	1,115	1,296

Total loans	$386	$270	$2,253	$2,909	$33,751	$36,686

An age analysis of past due loans, segregated by class of loans, as of December 31, 2014 is as follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$248	$248	$2,315	$2,563
SBA loans	-	-	48	48	120	168
Asset-based	-	-	-	-	1,904	1,904
Total Commercial and industrial	-	-	296	296	4,339	4,635

Commercial real estate:
Commercial mortgages	17	83	985	1,085	14,385	15,470
SBA loans	-	-	118	118	407	525
Construction	-	-	-	-	3,423	3,423
Religious organizations	-	-	520	520	11,618	12,138
Total Commercial real estate	17	83	1,623	1,723	29,833	31,556

Consumer real estate:
Home equity loans	246	-	368	614	433	1,047
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	-	-	194	194	2,034	2,228
Total consumer real estate	246	-	562	808	2,489	3,297

Total real estate	263	83	2,185	2,531	32,322	34,853

Consumer and other:
Consumer installment	-	-	-	-	7	7
Student loans	136	88	-	224	997	1,221
Other	12	-	-	12	133	145
Total consumer and other	148	88	-	236	1,137	1,373

Total loans	$411	$171	$2,481	$3,063	$37,798	$40,861

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

INDEX

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans June 30, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$1,322	$453	$-	$330	$133	$2,488
SBA loans	-	10	106	-	40	-	156
Asset-based	-	1,274	125	-	46	-	1,445
	250	2,606	684	-	416	133	4,089
Commercial real estate:
Commercial mortgages	-	11,794	701	55	1,286	316	14,152
SBA Loans	-	238	167	-	112	-	517
Construction	-	2,321	-	-	-	-	2,321
Religious organizations	-	8,897	1,162	725	488	-	11,272
	-	23,250	2,030	780	1,886	316	28,262

Total commercial loans	$250	$25,856	$2,714	$780	$2,302	$449	$32,351

	Residential Mortgage and Consumer Loans June 30, 2015
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$643	$360	$1,003
Home equity line of credit	22	-	22
1-4 family residential mortgages	1,939	75	2,014
	2,604	435	3,039

Consumer Other:
Consumer Installment	1,159	-	1,159
Student loans	137	-	137
Other	-	-	-
	1,295	-	1,296

Total consumer loans	$3,900	$435	$4,335

Total loans				$36,686

INDEX

(In 000's)	Commercial Loans, December 31, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$300	$1,321	$474	$220	$113	$135	$2,563
SBA loans	-	80	-	-	88	-	168
Asset-based	-	1,734	124	-	46	-	1,904
	300	3,135	598	220	247	135	4,635
Commercial real estate:
Commercial mortgages	-	13,024	724	57	1,348	317	15,470
SBA Loans	-	237	170	-	118	-	525
Construction	-	3,423	-	-	-	-	3,423
Religious organizations	-	9,730	1,185	703	520	-	12,138
	-	26,414	2,079	760	1,986	317	31,556

Total commercial loans	$300	$29,549	$2,677	$980	$2,233	$452	$36,191

	Residential Mortgage and Consumer Loans December 31, 2014

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$679	$368	$1,047
Home equity line of credit	22	-	22
1-4 family residential mortgages	2,034	194	2,228
	2,735	562	3,297

Consumer Other:
Consumer Installment	7	-	7
Student loans	1,221	-	1,221
Other	145	-	145
	1,373	-	1,373

Total consumer loans	$4,108	$562	$4,670

Total loans				$40,861

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

Impaired loans as of June 30, 2015 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$297	$125	$212	$297	$212
SBA Loans	40	40	-	40	-
Asset-based	46	-	46	46	8
Total commercial and industrial	383	165	258	383	220

Commercial real estate:
Commercial mortgages	1,051	409	390	799	41
SBA Loans	112	-	112	112	6
Religious organizations	488	488	-	488	-
Total commercial real estate	1,651	1,222	502	1,399	47

Total loans	$2,034	$1,387	$760	$1,782	$267

Impaired loans as of December 31, 2014 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$501	$38	$210	$248	$199
SBA loans	94	46	48	94	48
Asset-based	40	40	-	40	-
Total commercial and industrial	635	124	258	382	247

Commercial real estate:
Commercial mortgages	985	616	369	985	27
SBA Loans	118	118	-	118	-
Religious organizations	520	520	-	520	-
Total commercial real estate	1,623	1,254	369	1,623	27

Total loans	$2,258	$1,378	$627	$2,005	$274

INDEX

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$201	$-	$182	$-
SBA loans	46	1	48	-
Asset-based	73	1	-	-
Total commercial and industrial	320	2	230	-

Commercial real estate:
Commercial mortgages	934	-	998	-
SBA loans	113	-	125	-
Religious organizations	487	-	617	-
Total commercial real estate	1,534	-	1,740	-

Total loans	$1,854	$2	$1,970	$-

(In 000's)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$200	$-	$269	$-
SBA loans	46	2	48	-
Asset-based	40	1	-	-
Total commercial and industrial	286	3	317	-

Commercial real estate:
Commercial mortgages	896	-	875	-
SBA loans	112	-	126	-
Religious organizations	488	-	620	2
Total commercial real estate	1,496	-	1,621	2

Total loans	$1,782	$3	$1,938	$2

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2015 and December 31, 2014.

INDEX

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

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Beginning balance	$708	$433	$564	$433
Additions, transfers from loans	59	-	148	-
Sales	(43)		(43)	-
	726	-	669	-
Write-ups (downs)	33	(13)	88	(13)
Ending Balance	$757	$420	$757	$420

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2015	December 31, 2014
Commercial real estate	$335	$191
Residential real estate	422	373
Total	$757	$564

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Insurance	$4	$7	$8	$11
Professional fees	-	-	-	-
Real estate taxes	3	4	6	11
Utilities	1	1	1	2
Other	-	-	10	-
Transfer-in write-up	(31)	-	(88)	-
Impairment charges (net)	-	13	-	13
Total	$(23)	$25	$(63)	$37

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

INDEX

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,295	$-	$3,295	$-
Government Sponsored Enterprises residential mortgage-backed securities	4,041	-	4,042	-
Money Market Funds	130	130	-	-
Total	$7,466	$130	$7,337	$-
Loans held for sale	$2,946	$-	$2,946	$-
Loans held at fair value	$1,495	$-	$-	$1,495

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$4,036	$-	$4,036	$-
Government Sponsored Enterprises residential mortgage-backed securities	4,374	-	4,374	-
Money Market Funds	130	130	-	-
Total	$8,540	$130	$8,410	$-
Loans held for sale	$6,160	$-	$6,160	$-
Loans held at fair value	$629	$-	$-	$629

The fair value of the Bank’s AFS securities portfolio was approximately $7,466,000 and $8,540,000 at June 30, 2015 and December 31, 2014, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended June 30, 2015 and 2014.

INDEX

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	June 30, 2015 Fair value	December 31, 2014 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2015 Range of inputs	December 31, 2014 Range of inputs
Loans held at fair value:	$1,495	$629	Discounted cash flow	Constant prepayment rate	6.63% to 9.31%	7.58% to 8.52%
				Weighted average discount rate	7.42% to 9.47%	9.02% to 9.24%
				Weighted average life	3.51 yrs to 8.76 yrs	3.75 yrs to 4.25 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2014	$629
Origination of loans	1,820
Principal repayments	(486)
Change in fair value of financial instruments	(473)
Balance at June 30, 2015	$1,490

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2015 and December 31, 2014, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2015 and year ended December 31, 2014.

Carrying Value at June 30, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended
Impaired loans	$1,513	$-	$-	$1,513	$-
Other real estate owned (“OREO”)	$757	$-	$-	$757	88

Carrying Value at December 31, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,731	$-	$-	$1,731		$(142)
Other real estate owned (“OREO”)	$564	$-	$-	$564	$	(13)

INDEX

The measured impairment for collateral dependent impaired loans is determined by the fair value of the collateral less estimated liquidation costs.  Collateral values for loans and OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.  It is included in the allowance for loan losses in the consolidated statements of condition.

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

INDEX

The fair value of assets and liabilities are depicted below:

		June 30, 2015		December 31, 2014
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$8,322	$8,322	$3,237	$3,237
Available for sale securities	(1)	7,466	7,466	8,540	8,540
Loans held for sale	Level 2	2,924	2,924	6,160	6,160
Loans held at fair value	Level 3	1,490	1,490	629	629
Loans, net of allowance for loan losses	(2)	36,686	35,832	40,127	40,069
Accrued interest receivable	Level 2	231	231	250	250
Liabilities:
Demand deposits	Level 2	28,398	28,398	28,723	28,723
Savings deposits	Level 2	11,679	11,679	12,091	12,091
Time deposits	Level 2	14,928	14,939	16,148	16,157
Accrued interest payable	Level 2	14	14	16	16

(1)	Level 1 for money market funds; Level 2 for all other securities.
(2)	Level 2 for non-impaired loans; Level 3 for impaired loans.

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
The Bank’s loan policy has been revised to include enhanced monitoring procedures and submitted as required.

Develop a comprehensive policy and methodology for determining the allowance for loan and lease losses;	The ALLL policy and methodology for determining the allowance for loan losses were submitted as required.

INDEX

Requirement	Status
Develop an interest rate risk policy and procedures to identify, measure, monitor and control the nature and amount of interest rate risk the Bank takes;	The Bank’s interest rate risk policy and procedures were submitted to regulators as required.

Revise its liquidity and funds management policy and update and review the policy annually;	The Bank’s liquidity policy and contingency plan were submitted to regulators for review as required.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Establish an oversight committee of the board of directors of the Bank with the responsibility to ensure the Bank’s compliance with the orders, and	An oversight committee consisting of three outside directors and one inside director was established and meets periodically to ensure compliance with the orders.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports were prepared and submitted as required.

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

 As of June 20, 2015 and December 31, 2014, the Bank’s tier one leverage capital ratio was 5.12% and 5.18%, respectively, and its total risk based capital ratio was 9.37% and 8.60%, respectively.   The net loss for the six months ended June 30, 2015 resulted in a decline in the tier one leverage ratio; however, the total risk based capital ratio increased because of the decrease in loans during the period that generally carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

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

INDEX

Overview

The Company reported a net loss of approximately $ 118,000 ($ 0.14 per common share) for the quarter ended June 30, 2015 compared to a net loss of approximately $203,000 ($0.19 per common share) for the same quarter in 2014. The Company reported a net loss of approximately $103,000 ($0.10 per common share) for the six months ended June 30, 2015 compared to a net loss of approximately $424,000 ($0.40 per common share) for the same period in 2014.  The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services.  The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan origination and sell the guaranteed portion in the secondary market for a gain.   During the six months ended June 30, 2015, noninterest income totaling approximately $236,000 (including fair value adjustments) was recognized utilizing this strategy. At June 30, 2015, the pipeline of SBA loans was more than $6 million and continues to grow.

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

 Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the quarter with a decline in nonperforming loans and delinquencies. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.   Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense. During the six months ended June 30, 2015, the Bank foreclosed collateral related to several non-performing loans and added approximately $200,000 to its other real estate owned portfolio.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2015	Quarter ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Statement of operations information:
Net interest income	$613	$682	$1,307	$1,377
(Credit) provision for loan losses	(40)	30	(100)	70
Noninterest income	308	252	643	423
Noninterest expense	1,078	1,107	2,153	2,155
Net loss	(118)	(203)	(103)	(424)
Net loss per share-basic and diluted	(0.14)	(0.19)	(0.10)	(0.40)

Balance Sheet information:	June 30, 2015	December 31, 2014
Total assets	$58,377	$60,464
Loans, net	36,090	40,127
Investment securities	7,466	8,540
Deposits	55,005	56,962
Shareholders' equity	3,056	3,181

Ratios*:	Quarter ended June 30, 2015	Quarter ended June 30, 2014
Return on assets	(0.79)%	(1.35)%
Return on equity	(15.26)	(25.57)
*annualized

INDEX

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $1,227,000, or 2.12% during the quarter ended June 30, 2015 compared to the quarter ended March 31, 2015. Average funding sources decreased approximately $619,000, or 1.10%, during the same quarter.

Sources and Uses of Funds Trends (Thousands of Dollars, except percentages)
	June 30, 2015			March 31, 2015
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$42,767	$(3,962)	(8.48)%	$46,729
Investment Securities	7,865	(317)	(3.87)	8,182
Federal funds sold	5,597	3,052	119.92	2,545
Balances with other banks	310	-	-	310
Total uses	$56,539	$(1,227)		$57,766
Funding sources:
Demand deposits
Noninterest-bearing	$15,741	$478	3.13%	$15,263
Interest-bearing	13,178	(173)	(1.30)	13,351
Savings deposits	12,086	(4)	(0.03)	12,090
Time deposits	14,886	(920)	(5.82)	15,806
Total sources	$55,891	$(619)		$56,510

Loans
Average loans decreased by approximately $3,962,000, or 8.48%, during the quarter ended June 30, 2015. Funding activity during the quarter exceeded $1.5 million but was offset by payoffs and sale activity totaling close to $4 million.  During the six months ended June 30, 2015, the guaranteed portion of SBA loans originated in late 2014 were sold.  In addition, the Bank participates in an investor real estate funding program (“NRIA”) whereby it provides funding during the construction phase and permanent “take-out” financing is pre-arranged at completion.  During the six months ended June 30, 2015, the construction related to approximately $2.8 million of these loans was completed and the loans were paid off.   Participation in this program is ongoing and dependent on the Bank’s overall liquidity level and other funding requirements.

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

The Bank’s commercial loan pipeline continues to grow with a specific focus on SBA loan origination. At June 30, 2015, the pipeline totaled approximately $6.3 million in loans that are expected to close during 2015.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

INDEX

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $28.2 million, or 77%, of total loans at June 30, 2015 of which approximately $17.9 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2015 were approximately $11.3 million, or 35%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2015	2014

Commercial and industrial:
Commercial	$2,488	$2,563
SBA loans	156	168
Asset-based	1,445	1,904
Total commercial and industrial	4,089	4,635

Commercial real estate:

Commercial mortgages	14,152	15,470
SBA loans	517	525
Construction	2,321	3,423
Religious organizations	11,272	12,138
Total commercial real estate	28,262	31,556

Consumer real estate:
Home equity loans	1,003	1,047
Home equity lines of credit	22	22
1-4 family residential mortgages	2,014	2,228
Total consumer real estate	3,039	3,297

Total real estate	31,301	34,853

Consumer and other:
Consumer installment	-	7
Student loans	1,159	1221
Other	137	145
Total consumer and other	1,296	1,373

Loans, net	$36,686	$40,861

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.63% at June 30, 2015 compared to 1.80% at December 31, 2014.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,782,000 at June 30, 2015 compared to $2,005,000 at December 31, 2014. The valuation allowance associated with impaired loans was approximately $269,000 and $274,000, at June 30, 2015 and December 31, 2014, respectively. The decrease in impaired loans is attributable to foreclosure activity as well as the charge-off of one loan totaling approximately $48,000 for which there was a specific reserve allocated. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2015 and December 31, 2014, loans to religious organizations represented approximately $488,000 and $520,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

Management uses all available information to recognize losses on loans; however, future additions may be necessary based on further deterioration in economic conditions and market conditions affecting underlying real estate collateral values.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.\

INDEX

The percentage of allowance to nonperforming loans was 26.45% down from 29.63% at December 31, 2014.  The level of nonperforming loans to total loans decreased from 6.07% at December 31, 2014 to 5.75% at June 30, 2015 as a result of foreclosure activity related to several impaired loans. Approximately 89% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2015	December 31, 2014
Commercial and industrial:
Commercial	$243	$248
SBA loans	-	48
Total commercial and industrial	243	296

Commercial real estate:
Commercial mortgages	975	985
SBA loans	112	118
Religious organizations	488	520
Total commercial real estate	1,575	1,623

Consumer real estate:
Home equity loans	360	368
1-4 family residential mortgages	75	194
Total consumer real estate	435	562

Total real estate	2,010	2,185

Total nonperforming loans	2,253	2,481
OREO	757	564
Total nonperforming assets	$3,010	$3,045

Nonperforming loans to total loans	5.75%	6.07%
Nonperforming assets to total loans and OREO	7.54%	7.35%
Nonperforming assets to total assets	5.16%	5.04%

Allowance for loan losses as a percentage of:
Total loans	1.63%	1.80%
Total nonperforming loans	26.45%	29.63%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2015	December 31, 2014
Commercial real estate:
Commercial mortgages	$54	$83
Total commercial real estate	54	83

Consumer real estate:
Home equity loans	126	-
Total consumer real estate	126	-

Consumer and other:
Student loans	90	88
Total consumer and other	90	88
Total	$270	$171

INDEX

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $317,000, or 3.87%, during the quarter ended June 30, 2015. The decrease was primarily related to the call of one $250,000 agency security and mortgage-backed security paydowns during the quarter ended June 30, 2015.

The average yield on the investment portfolio declined to 2.32% for the six months ended June 30, 2015 compared to 2.41% for the six months ended June 30, 2014.  The decline is a result of calls of higher yielding bonds during the period.  The duration of the portfolio shortened to 3.5 years at June 30, 2015 compared to 3.9 years at December 31, 2014 as a result of market rate shifts during the year.  Amortizing GSE mortgage-backed securities approximate 52% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended June 30, 2015, average deposits decreased approximately $619,000, or 1.10%. The decrease was concentrated in time deposit accounts that decreased on average by approximately $920,000, or 5.82%, during the quarter. The decline was primarily related to several corporate certificates of deposit that were not renewed at maturity.

Noninterest bearing checking account balances increased on average by $478,000, or 3.13%, during the quarter ended June 30, 2015.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

Average savings deposits declined by approximately $4,000, or 0.03%, as a result of general attrition.

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

	June 30, 2015	December 31, 2014
Commitments to extend credit	$3,927,183	$8,261,709
Standby letters of credit	661,121	1,035,837

The level of commitments decreased during the six months ended June 30, 2015 as a result of the funding of a $1.6 million SBA loan.  In addition, close to $3 million construction loans were completed and paid off during the period. More than $3 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

INDEX

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2015, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $8.3 million, or 14.26% of total assets, compared to $3.2 million, or 5.35%, at December 31, 2014.  The increase is related to approximately $ 4.4 million proceeds from the sale of the guaranteed portion SBA loans and loan payoffs received during the six months ended June 30, 2015.

The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. In addition, the Bank’s investment portfolio is classified as available-for-sale; however, majority of these securities are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements.

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $11.2 million in loans are scheduled to mature within one year.  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•	Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association will be considered a potential source.
•	Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on participation agreements.

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $708,000.  In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Interest rate sensitivity
Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At June 30, 2015, a positive gap position is maintained on a cumulative basis through 1 year of 14.98% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, increased from the December 31, 2014 positive gap position of 10.98%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months due to the Banks’ growing variable rate SBA loan portfolio. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in late 2015.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2015, the change in the market value of equity in a +200 basis point interest rate change is -25.7%, slightly in excess of the policy limit of 25%, and -41.4% in a +400 basis point interest rate change, in line with the policy limit of -50%.   These levels represent an improvement from 2014 when the +400 basis point change was 63.50%.  Management is strategically working to bring this measure into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at June 30, 2015.

INDEX

Capital Resources
Total shareholders’ equity decreased approximately $124,000, or 3.90%, during the six months ended June 30, 2015. The decrease is attributable to a net loss of approximately $103,000 plus other comprehensive loss related to an unrealized loss on the securities classified as available-for-sale totaling approximately $21,000.

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

On January 1, 2015, new regulatory risk-based capital rules became effective. These new capital requirements, commonly referred to as “Basel III” regulatory reforms increased the minimum Tier I capital ratio in order to be considered well-capitalized from 6.0% to 8.0%. In addition, a new capital ratio, the Common Equity Tier I ratio was introduced, with a minimum, well-capitalized level of 6.5%. The new rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. On April 30, 2015, in connection with the filing of its March 31, 2015 Call Report, the Bank elected to opt-out of including these items in regulatory capital. For more information regarding Basel III, refer to Part I, Item 1 of the Company’s 2014 Annual Report on Form 10-K, under the heading “Capital Adequacy.”  There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. At June 30, 2015, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The Bank meets the minimum capital levels to be considered “well capitalized” with the exception of Total capital to risk weighted assets.  The following table presents the capital ratios of the Company and the Bank as of June 30, 2015 and December 31, 2014:

(In 000’s)
	Actual June 30, 2015		Actual December 31, 2014		Minimum to be “Well Capitalized”
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,510	9.37%	$3,684	8.60%	N/A
Bank	3,510	9.37	3,684	8.60	$3,745	10.00%
Tier I capital to risk weighted assets
Company	3,050	8.14	3,146	7.35	N/A
Bank	3,050	8.14	3,146	7.35	$2,995	8.00%
Common equity Tier I capital to risk weighted assets
Company	3,050	8.12	3,146	7.35	N/A
Bank	3,050	8.12	3,146	7.35	$2,434	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,050	5.14	3,146	5.18	N/A
Bank	3,050	5.14	3,146	5.18	$2,969	5.00%
Tangible common equity to tangible assets
Company	3,050	5.14	3,146	5.20	N/A	N/A
Bank	3,050	5.14	3,146	5.20	N/A	N/A

INDEX

Results of Operations

Summary

The Company reported a net loss of approximately $ 118,000 ($ 0.14 per common share) for the quarter ended June 30, 2015 compared to a net loss of approximately $203,000 ($0.19 per common share) for the same quarter in 2014. The Company reported a net loss of approximately $103,000 ($0.10 per common share) for the six months ended June 30, 2015 compared to a net loss of approximately $424,000 ($0.40 per common share) for the same period in 2014.  The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.   A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
	Three months ended June 30, 2015			Three months ended June 30, 2014
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$42,767	$582	5.44%	$43,201	$639	5.92%
Investment securities	7,865	45	2.29	9,887	59	2.39
Federal funds sold	5,597	3	0.21	4,173	2	0.19
Interest bearing balances with other banks	310	-	-	310	-	-
Total interest-earning assets	56,539	630	4.46	57,571	700	4.86
Interest-bearing liabilities
Demand deposits	13,178	6	0.18	13,943	6	0.17
Savings deposits	12,086	1	0.03	12,793	2	0.06
Time deposits	14,886	10	0.27	15,279	10	0.26
Total interest-bearing liabilities	40,150	17	0.18	42,015	18	0.17
Net interest income		$613			$682
Net yield on interest-earning assets			4.34%			4.73%

	Six months ended June 30, 2015			Six months ended June 30, 2014
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$44,722	$1,245	5.57%	$43,377	$1,286	5.93%
Investment securities	8,022	93	2.32	9,954	120	2.41
Federal funds sold	4,080	4	0.20	4,317	5	0.23
Interest bearing balances with other banks	310	-	-	308	3	1.95
Total interest-earning assets	57,134	1,342	4.70	57,956	1,414	4.88
Interest-bearing liabilities
Demand deposits	13,265	12	0.18	13,884	13	0.19
Savings deposits	12,089	3	0.05	12,860	3	0.05
Time deposits	15,343	20	0.28	15,409	20	0.26
Total interest-bearing liabilities	40,697	35	0.17	42,153	36	0.17
Net interest income		$1,307			$1,378
Net yield on interest-earning assets			4.58%			4.76%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

INDEX

Net interest income declined approximately $70,000, or 10.20%, for the quarter ended June 30, 2015 compared to 2014.  Net interest income declined approximately $71,000, or 5.13%, for the six months ended June 30, 2015 compared to 2014.  The decrease is primarily related to the reduction in the yield on loans compared to 2014 as a result of the completion and payoff of higher yielding construction loans related to the NRIA program in which the Bank participates.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2015 compared to 2014			Three months ended June 30, 2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(6)	$(51)	$(57)	$32	$(23)	$9
Investment securities	(12)	(2)	(14)	(5)	(3)	(8)
Federal funds sold	1	-	1	(1)	-	(1)
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	(17)	(53)	(70)	26	(26)	-
Interest paid on:
Demand deposits	-	-	-	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	-	-	-	(1)	(1)	(2)
Total interest-bearing liabilities	-	-	-	(1)	(1)	(2)
Net interest income	$(17)	(53)	(70)	$27	$(25)	$2

	Six months ended June 30, 2015 compared to 2014			Six months ended June 30, 2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$41	$(82)	$(41)	$63	(35)	28
Investment securities	(24)	(3)	(27)	(27)	(6)	(33)
Federal funds sold	-	(1)	(1)	(4)	1	(3)
Interest bearing balances with other banks	-	(3)	(3)	-	2	2
Total Interest-earning assets	17	(89)	(72)	32	(38)	(6)
Interest paid on:
Demand deposits	(1)	-	(1)	-	(2)	(2)
Savings deposits	-	-	-	-	-	-
Time deposits	-	-	-	(2)	(6)	(8)
Total interest-bearing liabilities	(1)	-	(1)	(2)	(8)	(10)
Net interest income	$18	$(89)	$(71)	$34	$(30)	$4

For the quarter ended June 30, 2015 compared to the same period in 2014, there was a decrease in net interest income of approximately $17,000 due to changes in volume and a decrease of approximately $53,000 due to changes in rate. For the six months ended June 30, 2015 compared to the same period in 2014, there was an increase in net interest income of approximately $18,000 due to changes in volume offset by a decrease of approximately $89,000 due to changes in rate. Rate declines were a result of several variable rate commercial loans re-setting at the current low interest rates as well as the payoff of several higher yielding NRIA construction loans at completion.

Provision for Loan Losses
There was a negative provision for loan losses of $40,000 for the quarter ended June 30, 2015 compared to a provision of $30,000 for the same quarter in 2014. There was a negative provision for loan losses of $100,000 for the six months ended June 30, 2015 compared to a provision of $70,000 for the same period in 2014. The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and related historical loss factors.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $55,000, or 21.99%, for the quarter ended June 30, 2015 compared to the same quarter in 2014. Noninterest income increased approximately $220,000, or 52.05%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase in 2015 is primarily related to SBA loan related income including gains on sales as well as fair value adjustments.

INDEX

Customer service fees increased approximately $37,000, or 36.33% for the quarter ended June 30, 2015 compared to 2014.   ATM activity fees declined by approximately $14,000, or 29.91%, for the quarter ended June 30, 2015 compared to the same period in 2014. Customer service fees increased approximately $37,000, or 18.98% for the six months ended June 30, 2015 compared to 2014.  ATM activity fees declined by approximately $44,000, or 27.62%, for the six months ended June 30, 2015 compared to the same period in 2014.   The increase in customer service fees is the result of a higher level of overdraft fees related to several business customers.  The decline in ATM fees is related to the termination of the contract with Rite Aid in 2014 as well as lower volume which is consistent with trends in the industry; ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

Noninterest Expense
Salaries and benefits increased approximately $7,000, or 1.88%, for the quarter ended June 30, 2015 compared to 2014 as a result of an escalation in medical insurance costs during the policy renewal period in March.  Salaries and benefits decreased approximately $11,000, or 1.30%, for the six months ended June 30, 2015 compared to 2014 as a result of several unfilled positions within the Bank’s branch network as well as the elimination of the business development position in February 2015.

Occupancy and equipment expense increased approximately $8,000, or 3.21%, for the quarter ended June 30, 2015 compared to 2014. Occupancy and equipment expense increased approximately $6,000, or 1.16%, for the six months ended June 30, 2015 compared to 2014.  The increase is primarily related to higher real estate taxes and common area maintenance expenses for the Bank’s leased branches.

Office operations and supplies expense increased by approximately $12,000, or 17.68%, for the quarter ended June 30, 2015 compared to 2014.  Office operations and supplies expense increased by approximately $16,000, or 12.24%, for the six months ended June 30, 2015 compared to 2014.  The increase is primarily related to increased branch security expense because the branches are operating with fewer full time staff people that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Professional services expense were relatively consistent at $75,000 for the quarter ended June 30, 2015 compared to 2014.  Professional services expense increased approximately $19,000, or 13.19%, for the six months ended June 30, 2015 compared to the same period in 2014 as a result of increased audit cost.

Data processing expenses decreased approximately $17,000, or 16.27%, for the quarter ended June 30, 2015 compared to 2014.  Data processing expenses decreased approximately $33,000, or 14.91%, for the six months ended June 30, 2015 compared to 2014. The decrease is primarily related to the consolidation of the Bank’s EFT vendor with its core processor in late 2014.

Federal deposit insurance assessments decreased approximately $4,000, or 10.00%, for the quarter ended June 30, 2015 compared to 2014.  Federal deposit insurance assessments decreased approximately $6,000, or 10.00%, for the six months ended June 30, 2015 compared to 2014.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The Bank’s deposit levels declined in 2015 compared to 2014, resulting in lower assessments.

Net other real estate expenses declined approximately $48,000, or 194%, for the quarter ended June 30, 2015    compared to 2014.  Net other real estate expenses declined approximately $100,000, or 270%, for the six months ended June 30, 2015 compared to 2014. The decrease was primarily the result of approximately $88,000 transfer-in write-ups related to several properties where the net liquidation value exceeded the Bank’s loan balance.

Loan and collection expenses increased approximately $26,000, or 129%, for the quarter ended June 30, 2015 compared to 2014. Loan and collection expenses increased approximately $65,000, or 166%, for the six months ended June 30, 2015 compared to 2014. The increase is a result of sheriff sale and legal fees related foreclosure/collection activity.

Other operating expenses decreased approximately $4,000, or 3.12%, for the quarter ended June 30, 2015 compared to 2014; however, other operating expenses increased approximately $53,000, or 33.12%, for the six months ended June 30, 2015 compared to 2014. In 2014, there was a reduction in the Bank’s Pennsylvania Bank Shares Tax as a result of a change in the tax computation methodology that resulted in the reversal of more than $50,000 in accrued expenses; 2015 expenses are representative of a normalized expense based on the current tax methodology.

INDEX

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of June 30, 2015, the Bank’s tier one leverage capital ratio was 5.14% and its total risk based capital ratio was 9.37%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

INDEX

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