Form 10-Q/A
period 2015-03-31
UNITED BANCSHARES INC /PA
filed 2015-09-11
CIK 944792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2015

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

As of September 11, 2015 the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 124,342 shares are issued as of September 11, 2015.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, originally filed with the Securities and Exchange Commission on August 14, 2015, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

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

UNITED BANCSHARES, INC
(Registrant)

September 11, 2015	/s/ Evelyn F. Smalls
Date	Evelyn F. Smalls
President and Chief Executive Officer

September 11, 2015	/s/ Brenda Hudson-Nelson
Date	Executive Vice President,
Chief Financial Officer

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (1)

32.1	Section 1350 Certifications (1)

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