Form 10-Q
period 2015-09-30
UNITED BANCSHARES INC /PA
filed 2015-11-20
CIK 944792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015 OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of October 30, 2015, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Series A Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A Preferred stock of which 124,342 shares are issued as of October 30,  2015.

FORM 10-Q

INDEX

Item 1.
UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
Assets:	September 30, 2015	December 31, 2014
Cash and due from banks	$2,406,637	$1,919,494
Interest-bearing deposits with banks	310,575	310,088
Federal funds sold	10,118,000	1,007,000
Cash and cash equivalents	12,835,212	3,236,582

Investment securities available-for-sale, at fair value	7,164,289	8,539,892

Loans held for sale	535,344	6,160,183

Loans held at fair value	2,473,475	628,750

Loans, net of unearned discounts and deferred fees	34,554,640	40,861,890
Less allowance for loan losses	(469,259)	(734,567)
Net loans	34,085,381	40,127,323
Bank premises and equipment, net	516,218	549,466
Accrued interest receivable	189,129	249,571
Other real estate owned	718,793	563,543
Prepaid expenses and other assets	627,249	408,956
Total assets	$59,145,090	$60,464,266
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,953,410	$14,984,387
Demand deposits, interest-bearing	14,738,172	13,738,476
Savings deposits	11,596,740	12,091,282
Time deposits, under $250,000	8,085,606	9,393,551
Time deposits, $250,000 and over	6,501,126	6,754,617
Total deposits	55,875,054	56,962,313
Accrued interest payable	13,228	16,253
Accrued expenses and other liabilities	345,916	305,060
Total liabilities	56,234,198	57,283,626

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 124,342 issued and outstanding at September 30, 2015 and 136,842 issued and outstanding at December 31, 2014	1,243	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at September 30, 2015 and 876,921 issued and outstanding at December 31, 2014	8,269	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding at December 31, 2014	-	1,917
Additional paid-in-capital	14,752,394	14,749,852
Accumulated deficit	(11,881,049)	(11,568,043)
Accumulated other comprehensive income (loss)	30,035	(13,223)
Total shareholders’ equity	2,910,892	3,180,640
Total liabilities and shareholders’ equity	$59,145,090	$60,464,266

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015		Nine Months ended September 30, 2014
Interest income:

Interest and fees on loans	$588,991	$677,703		$1,833,681	$1,963,866
Interest on investment securities	42,561	57,763		135,152	177,555
Interest on federal funds sold	4,739	2,004		8,998	6,577
Interest on time deposits with other banks	166	166		492	3,153
Total interest income	636,457	737,636		1,978,323	2,151,151

Interest expense:
Interest on time deposits	9,472	10,194		29,264	29,697
Interest on demand deposits	6,426	6,806		18,705	20,157
Interest on savings deposits	1,493	1,521		4,430	4,667
Total interest expense	17,391	18,521		52,399	54,521
Net interest income	619,066	719,115		1,925,924	2,096,630
Provision (credit) for loan losses	83,000	62,000		(17,000)	132,000

Net interest income after provision for loan losses	536,066	657,115		1,942,924	1,964,630

Noninterest income:
Customer service fees	89,368	92,654		324,920	290,629
ATM fee income	27,661	36,002		90,810	123,249
Gain on sale of loans	176,229	10,618		380,625	10,618
Gain on sale of other real estate	4,048	1,348		1,759	1,348
Net change in fair value of financial instruments	19,225	71,695		50,104	69,116
Loan syndication fees	-	-		85,000	87,550
Other income	17,245	18,194		43,854	71,080
Total noninterest income	333,776	230,511		977,072	653,590

Noninterest expense:
Salaries, wages and employee benefits	377,504	394,190		1,180,883	1,208,180
Occupancy and equipment	240,517	247,361		742,761	743,864
Office operations and supplies	76,253	72,216		226,635	206,193
Marketing and public relations	7,935	10,477		34,124	47,747
Professional services	76,977	89,296		242,392	235,436
Data processing	94,218	103,327		281,305	323,198
Other real estate expense (income)	9,999	(30,328)		(53,215)	6,828
Loan and collection costs	42,345	43,218		146,116	82,146
Deposit insurance assessments	34,200	34,200		100,600	106,200
Other operating	119,803	106,665		331,401	265,623
Total noninterest expense	1,079,751	1,070,622		3,233,002	3,225,415
Net loss before income taxes	(209,909)	(182,996)		(313,006)	(607,195)
Provision for income taxes	-	-		-	-
Net loss	$(209,909)	$(182,996)	$	(313,006)	$(607,195)
Net loss per common share—basic and diluted	$(0.25)	$(0.17)		$(0.32)	$(0.57)
Weighted average number of common shares	826,921	1,068,588		986,487	1,068,588
Comprehensive loss:
Net loss	$(209,909)	$(182,996)		$(313,006)	$(607,195)
Unrealized gains on available for sale securities	64,491	109,208		43,258	240,898
Total comprehensive loss	$(146,418)	$(73,788)		$(269,748)	$(366,297)

The accompanying notes are an integral part of these statements.

INDEX

UNITED BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30,

	2015	2014

Cash flows from operating activities:
Net loss	$(313,006)	$(607,195)
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Credit)provision for loan losses	(17,000)	132,000
Accretion of discounts on investments	(1,220)	(1,301)
Amortization of premiums on investments	14,617	18,869
Depreciation on fixed assets	132,713	130,544
Net change in fair value of financial instruments	(50,104)	(69,116)
Gain on sale of loans	(380,625)	(10,618)
(Write-up) Write-down of other real estate owned	(88,460)	(33,766)
Gain on sale of other real estate owned	(1,759)	(1,348)
Proceeds from the sale of loans held-for-sale	6,433,243	1,755,721
Loans originated for sale	(377,675)	(476,983)
Increase in accrued interest receivable and
other assets	(157,850)	(48)
Increase (decrease) in accrued interest payable and
other liabilities	37,831	(72,460)
Net cash provided by operating activities	5,230,705	744,300

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	1,405,542	321,966
Purchase of securities available-for-sale	(79)	(32)
Proceeds from sale of other real estate	83,209	29,642
Net decrease (increase) in loans	5,910,701	(1,344,911)
Net increase in loans held at fair value	(1,844,725)	(167,159)
Purchase of bank premises and equipment	(99,465)	(69,714)
Net cash provided by (used in) investing activities	5,455,183	(1,230,208)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,087,258)	219,548
Net cash used in financing activities	(1,087,258)	219,548
Net increase in cash and cash equivalents	9,598,630	(266,360)
Cash and cash equivalents at beginning of period	3,236,582	5,789,778
Cash and cash equivalents at end of period	$12,835,212	$5,523,418
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,424	$51,949
Noncash transfer of loans to other real estate	$148,241	$192,485

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2015 and December 31, 2014 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014.

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

2. Net Loss Per Share
The calculation of net loss per share follows:
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Basic:
Net loss available to common shareholders	$(209,909)	$(182,996)	$(313,006)	$(607,195)
Average common shares outstanding-basic	826,921	1,068,588	986,487	1,068,588
Net loss per share-basic	$(0.25)	$(0.17)	$(0.32)	$(0.57)
Diluted:
Average common shares-diluted	826,921	1,068,588	986,487	1,068,588
Net loss per share-diluted	$(0.25)	$(0.17)	$(0.32)	$(0.57)

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

3. Changes in Accumulated Other Comprehensive Income

The following table presents the changes in other comprehensive income:
	Three Months Ended September 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$97	$(33)	$64
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$97	$(33)	$64

	Three Months Ended September 30, 2014
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$163	$(54)	$109
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$163	$(54)	$109

	Nine Months Ended September 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$66	$(23)	$43
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$66	$(23)	$43

	Nine Months Ended September 30, 2014
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$359	$(118)	$241
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$359	$(118)	$241

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

INDEX

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$3,097	$2	$(9)	$3,090
Government Sponsored Enterprises residential mortgage-backed securities	3,893	63	(12)	3,944
Investments in money market funds	130	-	-	130
	$7,120	$65	$ (21)	$7,164

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$4,097	$-	$(61)	$4,036
Government Sponsored Enterprises residential mortgage-backed securities	4,333	60	(20)	4,374
Investments in money market funds	130	-	-	130
	$8,560	$60	$(81)	$8,540

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2015, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	3,097	3,090
Government Sponsored Enterprises residential mortgage-backed securities	3,893	3,944
Total debt securities	6,990	7,034
Investments in money market funds	130	130
	$7,120	$7,164

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2015:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government agency securities	6	$248	$(8)	$1,491	$(1)	$1,739	$(9)

Government Sponsored Enterprises residential mortgage-backed securities	4	231	(4)	755	(8)	986	(12)

Total temporarily impaired investment Securities	10	$479	$(12)	$2,246	$(9)	$2,725	$(21)

INDEX

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	Losses	value	Losses

U.S. Government agency securities	13	$246	$(4)	$3,290	$(57)	$3,536	$(61)

Government Sponsored Enterprises residentialortgage-backed securities	6	-	-	1,440	(20)	1,440	$(20)

Total temporarily impaired investment Securities	19	$246	$(4)	$4,730	$(77)	$4,976	$(81)

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

6. Loans and Allowance for Loan Losses
The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial and industrial	$3,351	$4,635
Commercial real estate	27,010	31,556
Consumer real estate	2,926	3,297
Consumer loans other	1,268	1,373
Total loans	$34,555	$40,861

INDEX

The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.

•	Historical Charge-Off Component – Applies an annualized eight-quarter rolling historical charge-off rate to all pools of non-classified loans.

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

All of these factors may be susceptible to significant change.  During the nine months ended September 30, 2015, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has never experienced losses or charge-offs.  In addition, the average historical loss factors increased for the commercial and industrial segment of the portfolio as a result of $212,000 charge-offs during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended September 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$320	$236	$23	$17	$596
Provision (credit) for loan losses	100	(9)	(4)	(4)	83

Charge-offs	(212)	-	-	(2)	$(214)
Recoveries	2	-	1	1	4
Net (charge-offs) recoveries	(210)	-	1	(1)	(210)

Ending balance	$210	$227	$20	$12	$469

(in 000's)	For the Three months ended September 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$297	$295	$52	$13	$657
Provision (credit) for loan losses	74	5	(18)	1	62

Charge-offs	-	-	(19)	(7)	(26)
Recoveries	1	-	3	5	9
Net recoveries	1	-	(16)	(2)	(17)

Ending balance	$372	$300	$18	$12	$702

(in 000's)	For the Nine months ended September 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$403	$300	$20	$12	$735
Provision (credit) for loan losses	63	(73)	(4)	(3)	(17)

Charge-offs	(259)	-	-	(15)	(274)
Recoveries	3	-	4	18	25
Net (charge-offs) recoveries	(256)	-	4	3	(249)

Ending balance	$210	$227	$20	$12	$469
\\

INDEX

(in 000's)	For the Nine months ended September 30, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total
Beginning balance	$483	$280	$59	$17	$839
Provision (credit) for loan losses	139	20	(28)	1	132

Charge-offs	(253)	-	(19)	(25)	(297)
Recoveries	3	-	6	19	28
Net (charge-offs)recoveries	(250)	-	(13)	(6)	(269)

Ending balance	$372	$300	$18	$12	$702

(in 000's)	September 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$9	$47	$-	$-	$56
Loans collectively evaluated for impairment	201	180	20	12	413
	$210	$227	$20	$12	$469

Loans, ending balance:
Loans individually evaluated for impairment	$196	$1,491	$-	$-	$1,687
Loans collectively evaluated for impairment	3,155	25,519	2,926	1,268	32,868
Total	$3,351	$27,010	$2,926	$1,268	$34,555

	December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$247	$27	$-	$-	$274
Loans collectively evaluated for impairment	156	273	20	12	461
	$403	$300	$20	$12	$735

Loans, ending balance:
Loans individually evaluated for impairment	$382	$1,623	$-	$-	$2,005
Loans collectively evaluated for impairment	4,253	29,933	3,297	1,373	38,856
Total	$4,635	$31,566	$3,297	$1,373	$40,861

INDEX

Nonperforming and Nonaccrual and Past Due Loans
An age analysis of past due loans, segregated by class of loans, as of September 30, 2015 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$110	$110	$1,532	$1,642
SBA loans	-	-	-	-	151	151
Asset-based	-	-	-	-	1,558	1,558
Total Commercial and industrial	-	-	110	110	3,241	3,351

Commercial real estate:
Commercial mortgages	606	54	969	1,629	11,770	13,399
SBA loans	-	-	109	109	564	673
Construction	-	-	-	-	2,529	2,529
Religious organizations	-	-	488	488	9,921	10,409
Total Commercial real estate	606	54	1,566	2,226	24,784	27,010

Consumer real estate:
Home equity loans	83	126	359	568	381	949
Home equity lines of credit	-	-	-	-	21	21
1-4 family residential mortgages	55	-	75	130	1,826	1,956
Total consumer real estate	138	126	434	698	2,228	2,926

Total real estate	744	180	2,000	2,924	27,012	29,936

Consumer and other:
Consumer installment	-	-	-	-	-	-
Student loans	55	91	-	146	995	1,141
Other	-	-	-	-	127	127
Total consumer and other	55	91	-	146	1,122	1,268

Total loans	$799	$271	$2,110	$3,180	$31,376	$34,555

An age analysis of past due loans, segregated by class of loans, as of December 31, 2014 is as follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$248	$248	$2,315	$2,563
SBA loans	-	-	48	48	120	168
Asset-based	-	-	-	-	1,904	1,904
Total Commercial and industrial	-	-	296	296	4,339	4,635

Commercial real estate:
Commercial mortgages	17	83	985	1,085	14,385	15,470
SBA loans	-	-	118	118	407	525
Construction	-	-	-	-	3,423	3,423
Religious organizations	-	-	520	520	11,618	12,138
Total Commercial real estate	17	83	1,623	1,723	29,833	31,556

Consumer real estate:
Home equity loans	246	-	368	614	433	1,047
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	-	-	194	194	2,034	2,228
Total consumer real estate	246	-	562	808	2,489	3,297

Total real estate	263	83	2,185	2,531	32,322	34,853

Consumer and other:
Consumer installment	-	-	-	-	7	7
Student loans	136	88	-	224	997	1,221
Other	12	-	-	12	133	145
Total consumer and other	148	88	-	236	1,137	1,373

Total loans	$411	$171	$2,481	$3,063	$37,798	$40,861

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

INDEX

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans September 30, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$1,120	$18	$-	$254	$-	$1,642
SBA loans	-	8	103	-	40	-	151
Asset-based	-	1,312	124	-	46	76	1,558
	250	2,440	245	-	340	76	3,351
Commercial real estate:
Commercial mortgages	-	10,718	1,114	620	724	223	13,399
SBA Loans	-	399	165	-	109	-	673
Construction	-	2,529	-	-	-	-	2,529
Religious organizations	-	7,427	2,057	722	203	-	10,409
	-	21,073	3,336	1,342	1,036	223	27,010

Total commercial loans	$250	$23,513	$3,581	$1,342	$1,376	$299	$30,361

	Residential Mortgage and Consumer Loans September 30, 2015
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$500	$359	$949
Home equity line of credit	21	-	21
1-4 family residential mortgages	1,881	75	1,956
	2,492	434	2,926

Consumer Other:
Consumer Installment	-	-	-
Student loans	1,141	-	1,141
Other	127	-	127
	1,268	-	1,268

Total consumer loans	$3,760	$434	$4,194

Total loans				$34,555

INDEX

(In 000's)	Commercial Loans, December 31, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$300	$1,321	$474	$220	$113	$135	$2,563
SBA loans	-	80	-	-	88	-	168
Asset-based	-	1,734	124	-	46	-	1,904
	300	3,135	598	220	247	135	4,635
Commercial real estate:
Commercial mortgages	-	13,024	724	57	1,348	317	15,470
SBA Loans	-	237	170	-	118	-	525
Construction	-	3,423	-	-	-	-	3,423
Religious organizations	-	9,730	1,185	703	520	-	12,138
	-	26,414	2,079	760	1,986	317	31,556

Total commercial loans	$300	$29,549	$2,677	$980	$2,233	$452	$36,191

	Residential Mortgage and Consumer Loans December 31, 2014
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$679	$368	$1,047
Home equity line of credit	22	-	22
1-4 family residential mortgages	2,034	194	2,228
	2,735	562	3,297

Consumer Other:
Consumer Installment	7	-	7
Student loans	1,221	-	1,221
Other	145	-	145
	1,373	-	1,373

Total consumer loans	$4,108	$562	$4,670

Total loans				$40,861

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

Impaired loans as of September 30, 2015 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$322	$110	$-	$110	$-
SBA Loans	40	40	-	40	-
Asset-based	46	-	46	46	9
Total commercial and industrial	408	150	46	196	9

Commercial real estate:
Commercial mortgages	894	505	389	894	41
SBA Loans	109	-	109	109	6
Religious organizations	488	488	-	488	-
Total commercial real estate	1,491	996	498	1,491	47

Total loans	$1,899	$1,143	$544	$1,687	$56

Impaired loans as of December 31, 2014 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$501	$38	$210	$248	$199
SBA loans	94	46	48	94	48
Asset-based	40	40	-	40	-
Total commercial and industrial	635	124	258	382	247

Commercial real estate:
Commercial mortgages	985	616	369	985	27
SBA Loans	118	118	-	118	-
Religious organizations	520	520	-	520	-
Total commercial real estate	1,623	1,254	369	1,623	27

Total loans	$2,258	$1,378	$627	$2,005	$274

INDEX

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$160	$-	$204	$3
SBA loans	40	1	48	-
Asset-based	46	1	-	-
Total commercial and industrial	246	2	252	3

Commercial real estate:
Commercial mortgages	976	-	995	-
SBA loans	110	-	122	-
Religious organizations	488	-	610	-
Total commercial real estate	1,574	-	1,727	-

Total loans	$1,820	$2	$1,979	$3

(In 000's)	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$188	$-	$231	$3
SBA loans	58	2	48	-
Asset-based	36	2	-	-
Total commercial and industrial	282	4	279	3

Commercial real estate:
Commercial mortgages	971	-	931	3
SBA loans	112	-	125	1
Religious organizations	496	2	617	2
Total commercial real estate	1,579	2	1,673	6

Total loans	$1,861	$6	$1,952	$9

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2015 and December 31, 2014.

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

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Beginning balance	$757	$420	$564	$433
Additions, transfers from loans	-	240	149	240
Sales	(38)	(29)	(83)	(29)
	715	631	630	644
Write-ups (downs)	-	-	89	(13)
Ending Balance	$719	$631	$719	$631

The following schedule reflects the components of other real estate owned:
(in 000's)	September 30, 2015	December 31, 2014
Commercial real estate	$335	$191
Residential real estate	384	373
Total	$719	$564

The following table details the components of net expense (income) of other real estate owned:
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Insurance	$4	$5	$13	$16
Professional fees	-	2	-	2
Real estate taxes	4	3	10	14
Utilities	1	1	2	3
Other	1	6	11	6
Transfer-in write-up	-	(47)	(89)	(47)
Impairment charges (net)	-	-	-	13
Total	$10	$(30)	$(53)	$7

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

INDEX

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,090	$-	$3,090	$-
Government Sponsored Enterprises residential mortgage-backed securities	3,944	-	3,944	-
Money Market Funds	130	130	-	-
Total	$7,164	$130	$7,034	$-
Loans held for sale	$535	$-	$535	$-
Loans held at fair value	$2,473	$-	$-	$2,473

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$4,036	$-	$4,036	$-
Government Sponsored Enterprises residential mortgage-backed securities	4,374	-	4,374	-
Money Market Funds	130	130	-	-
Total	$8,540	$130	$8,410	$-
Loans held for sale	$6,160	$-	$6,160	$-
Loans held at fair value	$629	$-	$-	$629

The fair value of the Bank’s AFS securities portfolio was approximately $7,164,000 and $8,540,000 at September 30, 2015 and December 31, 2014, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended September 30, 2015 and 2014.

INDEX

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)
Assets measured at fair value	September 30, 2015 Fair value	December 31, 2014 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2015 Range of inputs	December 31, 2014 Range of inputs
Loans held at fair value:	$2,473	$629	Discounted cash flow	Constant prepayment rate	6.96% to 9.68%	7.58% to 8.52%
				Weighted average discount rate	7.45% to 9.58%	9.02% to 9.24%
				Weighted average life	3.42 yrs to 9.83 yrs	3.75 yrs to 4.25 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2014	$629
Origination of loans	2,894
Principal repayments	(835)
Change in fair value of financial instruments	(215)
Balance at September 30, 2015	$2,473

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2015 and December 31, 2014, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2015 and year ended December 31, 2014.

Carrying Value at September 30, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended
Impaired loans	$1,687	$-	$-	$1,687	$-
Other real estate owned (“OREO”)	$719	$-	$-	$719	$88

INDEX

Carrying Value at December 31, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$1,731	$-	$-	$1,731		$(142)
Other real estate owned (“OREO”)	$564	$-	$-	$564	$	(13)

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

The fair value of assets and liabilities are depicted below:

		September 30, 2015		December 31, 2014
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$12,835	$12,835	$3,237	$3,237
Available for sale securities	(1)	7,164	7,164	8,540	8,540
Loans held for sale	Level 2	535	535	6,160	6,160
Loans held at fair value	Level 3	2,473	2,473	629	629
Loans, net of allowance for loan losses	(2)	34,085	34,524	40,127	40,069
Accrued interest receivable	Level 2	189	189	250	250
Liabilities:
Demand deposits	Level 2	29,691	29,691	28,723	28,723
Savings deposits	Level 2	11,597	11,597	12,091	12,091
Time deposits	Level 2	14,586	14,596	16,148	16,157
Accrued interest payable	Level 2			16	16

(1)	Level 1 for money market funds; Level 2 for all other securities.

(2)	Level 2 for non-impaired loans; Level 3 for impaired loans.

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

 As of September 30, 2015 and December 31, 2014, the Bank’s tier one leverage capital ratio was 4.77% and 5.18%, respectively, and its total risk based capital ratio was 8.67% and 8.60%, respectively.   The net loss for the nine months ended September 30, 2015 resulted in a decline in the tier one leverage ratio; however, the total risk based capital ratio increased because of the decrease in loans during the period that generally carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

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

INDEX

Overview

The Company reported a net loss of approximately $ 210,000 ($ 0.25 per common share) for the quarter ended September 30, 2015 compared to a net loss of approximately $183,000 ($0.17 per common share) for the same quarter in 2014. The Company reported a net loss of approximately $313,000 ($0.32 per common share) for the nine months ended September 30, 2015 compared to a net loss of approximately $607,000 ($0.57 per common share) for the same period in 2014.  The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services.  The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan origination and sell the guaranteed portion in the secondary market for a gain.   During the nine months ended September 30, 2015, noninterest income totaling approximately $431,000 (including fair value adjustments) was recognized utilizing this strategy. At September 30, 2015, the pipeline of SBA loans was more than $7 million and continues to grow.

General improvement has been made in controlling noninterest expense; however, there was an increase in legal fees and loan and collection related costs as a result of foreclosure activity during the quarter.  Further, the Bank’s noninterest expense remains elevated when compared to its peer group.  The Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Management will continue to seek further savings and efficiencies, where possible.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the net interest margin continues to be a significant source of strength. The low cost of funds is the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

 Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the quarter with a decline in nonperforming loans and delinquencies. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.   Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense. During the nine months ended September 30, 2015, the Bank foreclosed on collateral related to several non-performing loans and added approximately $148,000 to its other real estate owned portfolio.

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

Selected Financial Data
The following table sets forth selected financial data for each of the following periods:
(Thousands of dollars, except per share data)	Quarter ended September 30, 2015	Quarter ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Statement of operations information:
Net interest income	$619	$719	$1,926	$2,097
Provision (credit) for loan losses	83	62	(17)	132
Noninterest income	332	231	977	654
Noninterest expense	1,080	1,071	3,233	3,225
Net loss	(210)	(183)	(313)	(607)
Net loss per share-basic and diluted	(0.25)	(0.17)	(0.32)	(0.57)

Balance Sheet information:	September 30, 2015	December 31, 2014
Total assets	$59,145	$60,464
Loans, net	34,085	40,127
Investment securities	7,164	8,540
Deposits	55,875	56,962
Shareholders' equity	2,911	3,181

Ratios*:	Quarter ended September 30, 2015	Quarter ended September 30, 2014
Return on assets	(1.41)%	(1.21)%
Return on equity	(26.84)%	(24.53)%
*annualized

INDEX

Financial Condition

Sources and Uses of Funds
The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $1,088,000, or 1.92% during the quarter ended September 30, 2015 compared to the quarter ended June 30, 2015. Average funding sources increased approximately $993,000, or 1.78%, during the same quarter.

Sources and Uses of Funds Trends (Thousands of Dollars, except percentages)	September 30, 2015			June 30, 2015
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$40,960	$(1,807)	(4.23)%	$42,767
Investment Securities	7,460	(405)	(5.15)	7,865
Federal funds sold	8,897	3,300	58.96	5,597
Balances with other banks	310	-	-	310
Total uses	$57,627	$1,088	1.92%	$56,539
Funding sources:
Demand deposits
Noninterest-bearing	$15,887	$146	0.93%	$15,741
Interest-bearing	14,313	1,135	8.61	13,178
Savings deposits	11,997	(89)	(0.74)	12,086
Time deposits	14,687	(199)	(1.34)	14,886
Total sources	$56,884	$993	1.78%	$55,891

Loans
Average loans decreased by approximately $1,807,000, or 4.23%, during the quarter ended September 30, 2015. Funding activity during the quarter exceeded $2.5 million but was offset by payoffs and sale activity exceeding $3 million.  During the quarter ended September 30, 2015, the guaranteed portion of SBA loans totaling approximately $2.1 million were sold.  In addition, the Bank participates in an investor real estate funding program (“NRIA”) whereby it provides funding during the construction phase and permanent “take-out” financing is pre-arranged at completion.  During the nine months ended September 30, 2015, the construction related to approximately $3.1 million of these loans was completed and the loans were paid off.   Participation in this program is ongoing and dependent on the Bank’s overall liquidity level and other funding requirements.

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

The Bank’s commercial loan pipeline continues to grow with a specific focus on SBA loan origination. At September 30, 2015, the pipeline totaled approximately $6 million in loans that are expected to close during 2015.  The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

INDEX

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $27 million, or 78%, of total loans at September 30, 2015 of which approximately $14.3 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2015 were approximately $10.4 million, or 39%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2015	2014

Commercial and industrial:
Commercial	$1,642	$2,563
SBA loans	151	168
Asset-based	1,558	1,904
Total commercial and industrial	3,351	4,635

Commercial real estate:

Commercial mortgages	13,399	15,470
SBA loans	673	525
Construction	2,529	3,423
Religious organizations	10,409	12,138
Total commercial real estate	27,010	31,556

Consumer real estate:
Home equity loans	949	1,047
Home equity lines of credit	21	22
1-4 family residential mortgages	1,956	2,228
Total consumer real estate	2,926	3,297

Total real estate	29,936	34,853

Consumer and other:
Consumer installment	-	7
Student loans	1,141	1221
Other	127	145
Total consumer and other	1,268	1,373

Loans, net	$34,555	$40,861

Allowance for Loan Losses
The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an annualized eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.36% at September 30, 2015 compared to 1.80% at December 31, 2014.  The decline is a result of the charge-off of $212,000 specific reserves related to impaired loans.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,687,000 at September 30, 2015 compared to $2,005,000 at December 31, 2014. The valuation allowance associated with impaired loans was approximately $56,000 and $274,000, at September 30, 2015 and December 31, 2014, respectively. The decrease in impaired loans is attributable to foreclosure activity as well as the charge-off of several loans totaling approximately $259,000 for which there was a specific reserve allocated. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2015 and December 31, 2014, loans to religious organizations represented approximately $488,000 and $520,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

INDEX

The percentage of allowance to nonperforming loans was 22.23% at September 30, 2015, down from 29.63% at December 31, 2014.  The level of nonperforming loans to total loans increased from 6.07% at December 31, 2014 to 6.14% at June 30, 2015 as a result of a reduction in total loans outstanding. Approximately 95% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2015	December 31, 2014
Commercial and industrial:
Commercial	$110	$248
SBA loans	-	48
Total commercial and industrial	110	296

Commercial real estate:
Commercial mortgages	969	985
SBA loans	109	118
Religious organizations	488	520
Total commercial real estate	1,566	1,623

Consumer real estate:
Home equity loans	359	368
1-4 family residential mortgages	75	194
Total consumer real estate	434	562

Total real estate	2,000	2,185

Total nonperforming loans	2,110	2,481
OREO	719	564
Total nonperforming assets	$2,829	$3,045

Nonperforming loans to total loans	6.14%	6.07%
Nonperforming assets to total loans and OREO	8.06%	7.35%
Nonperforming assets to total assets	4.75%	5.04%

Allowance for loan losses as a percentage of:
Total loans	1.36%	1.80%
Total nonperforming loans	22.23%	29.63%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2015	December 31, 2014
Commercial real estate:
Commercial mortgages	$54	$83
Total commercial real estate	54	83

Consumer real estate:
Home equity loans	126	-
Total consumer real estate	126	-

Consumer and other:
Student loans	91	88
Total consumer and other	91	88
Total	$271	$171

INDEX

Investment Securities and Other Short-term Investments
Average investment securities decreased by approximately $405,000, or 5.15%, during the quarter ended September 30, 2015. The decrease was primarily related to the call of one $250,000 agency security and mortgage-backed security paydowns during the quarter ended September 30, 2015.

The average yield on the investment portfolio declined to 2.30% for the nine months ended September 30, 2015 compared to 2.40% for the nine months ended September 30, 2014.  The decline is a result of calls of higher yielding bonds during the period.  The duration of the portfolio shortened to 3.0 years at September 30, 2015 compared to 3.9 years at December 31, 2014 as a result of market rate shifts during the year that have resulted in an increase in called securities.  Amortizing GSE mortgage-backed securities approximate 55% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits
During the quarter ended September 30, 2015, average deposits increased approximately $993,000, or 1.78%. The increase was concentrated in interest bearing demand deposit accounts that increased by $1,135,000, or 8.61%. The increase was primarily related to one customer that receives grant funds that are generally utilized within a 6 month period.

Noninterest bearing checking account balances increased on average by $146,000, or 0.93%, during the quarter ended September 30, 2015.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

Average savings deposits declined by approximately $89,000, or 0.74%, as a result of general attrition.

Time deposit accounts decreased on average by approximately $199,000, or 1.34%, during the quarter. The decline was primarily related to a corporate certificate of deposit that was not renewed at maturity.

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
	September 30, 2015	December 31, 2014
Commitments to extend credit	$5,100,197	$8,261,709
Standby letters of credit	661,121	1,035,837

The level of commitments decreased during the six months ended September 30, 2015 as a result of the funding of a $2.2 million SBA loan.  In addition, approximately $3 million of NRIA construction loans were completed and paid off during the period. More than $3 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

INDEX

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2015, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $12.8 million, or 21.65% of total assets, compared to $3.2 million, or 5.35%, at December 31, 2014.  The significant increase is related to approximately $6.4 million proceeds from the sale of the guaranteed portion SBA loans and loan payoffs received during the nine months ended September 30, 2015.

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

The Bank’s contingent funding sources  include the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $740,000.  In light of the Bank’s regulatory Orders and “Troubled Bank” designation, liquidity will continue to be closely monitored and managed to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Interest rate sensitivity
Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At September 30, 2015, a positive gap position is maintained on a cumulative basis through 1 year of 13.07% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and increased from the December 31, 2014 positive gap position of 10.98%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months due to the Banks’ growing variable rate SBA loan portfolio. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in early 2016.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

INDEX

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2015, the change in the market value of equity in a +200 basis point interest rate change is 18.9%, in line with the policy limit of 25%; and 37.1% in a +400 basis point interest rate change, in line with the policy limit of -50%.   These levels represent an improvement from 2014 when the +400 basis point change was 63.5%.  The improvement during the quarter is related to the sale/payoff of loans that resulted in an increase in Federal Funds Sold that reprice immediately.  Management continues to strategically work to maintain compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at September 30, 2015.

Capital Resources
Total shareholders’ equity decreased approximately $270,000, or 8.49%, during the nine months ended September 30, 2015. The decrease is attributable to a net loss of approximately $313,000 less other comprehensive income related to an unrealized gain on the securities classified as available-for-sale totaling approximately $43,000.

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

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. At September 30, 2015, capital benchmarks have not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The Bank’s Total capital to risk weighted assets and Tier I Leverage ratios are below the minimum capital levels to be considered “well capitalized”. The following table presents the capital ratios of the Company and the Bank as of September 30, 2015 and December 31, 2014:

INDEX

(In 000’s)
	Actual September 30, 2015		Actual December 31, 2014		Minimum to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,295	8.67%	$3,684	8.60%	N/A
Bank	3,295	8.67	3,684	8.60	$3,800	10.00%
Tier I capital to risk weighted assets
Company	2,826	7.44	3,146	7.35	N/A
Bank	2,826	7.44	3,146	7.35	$3,039	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,826	7.44	3,146	7.35	N/A
Bank	2,826	7.44	3,146	7.35	$2,470	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,826	4.77	3,146	5.18	N/A
Bank	2,826	4.77	3,146	5.18	$2,965	5.00%
Tangible common equity to tangible assets
Company	2,826	4.79	3,146	5.20	N/A	N/A
Bank	2,826	4.79	3,146	5.20	N/A	N/A

Results of Operations

Summary

The Company reported a net loss of approximately $210,000 ($ 0.25 per common share) for the quarter ended September 30, 2015 compared to a net loss of approximately $183,000 ($0.17 per common share) for the same quarter in 2014. The Company reported a net loss of approximately $313,000 ($0.10 per common share) for the nine months ended September 30, 2015 compared to a net loss of approximately $607,000 ($0.57 per common share) for the same period in 2014.  The improvement in financial performance during the nine months is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.  A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary
		Three months ended September 30, 2015			Three months ended September 30, 2014
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$40,960	$589	5.75%	$44,087	$678	6.15%
Investment securities	7,460	43	2.31	9,715	58	2.39
Federal funds sold	8,897	5	0.22	3,702	2	0.22
Interest bearing balances with other banks	310	-	-	310	-	-
Total interest-earning assets	57,627	637	4.42	57,814	738	5.11
Interest-bearing liabilities
Demand deposits	14,687	$7	0.17	14,947	$7	0.18
Savings deposits	11,997	2	0.03	12,239	2	0.07
Time deposits	14,313	9	0.25	15,244	10	0.26
Total interest-bearing liabilities	40,997	18	0.16	42,430	19	0.18
Net interest income		$619			$719
Net yield on interest-earning assets			4.31%			4.97%

INDEX

		Nine months ended September 30, 2015			Nine months ended September 30, 2014
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$43,454	$1,834	5.63%	$43,616	$1,964	6.00%
Investment securities	7,833	135	2.30	9,874	178	2.40
Federal funds sold	5,703	9	0.21	4,110	7	0.23
Interest bearing balances with other banks	310	1	0.43	309	3	1.29
Total interest-earning assets	57,300	1,979	4.61	57,909	2,152	4.95
Interest-bearing liabilities
Demand deposits	15,122	19	0.19	13,884	20	0.19
Savings deposits	12,056	4	0.04	12,860	5	0.05
Time deposits	13,617	29	0.26	15,409	30	0.26
Total interest-bearing liabilities	40,795	52	0.17	42,153	55	0.17
Net interest income		1,927			2,097
Net yield on interest-earning assets			4.48%			4.83%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $101,000, or 13.91%, for the quarter ended September 30, 2015 compared to 2014.  Net interest income declined approximately $173,000, or 8.03%, for the nine months ended September 30, 2015 compared to 2014.  The decrease is primarily related to the reduction in the yield on loans compared to 2014 as a result of the completion and payoff of higher yielding construction loans related to the NRIA program in which the Bank participates. The net proceeds from this activity was invested in lower yielding Federal Funds Sold to ensure available liquidity to fund the Bank’s SBA loan pipeline.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2015 compared to 2014			Three months ended September 30, 2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(46)	$(43)	$(89)	$30	$(26)	$4
Investment securities	(14)	(1)	(15)	(2)	-	(2)
Federal funds sold	3	-	3	(2)	-	(2)
Interest bearing balances with other banks	-	-	-
Total Interest-earning assets	(57)	(44)	(101)	26	(26)	-
Interest paid on:
Demand deposits	$-	$(1)	$(1)	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	-	-	-	-	-	-
Total interest-bearing liabilities	-	(1)	(1)	-	-	-
Net interest income	$(57)	$(43)	$(100)	$26	$(26)	$-

	Nine months ended September 30, 2015 compared to 2014			Nine months ended September 30, 2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(7)	$(123)	$(130)	$94	$(62)	$32
Investment securities	(38)	(5)	(43)	(28)	(7)	(35)
Federal funds sold	3	-	3	(5)	1	(4)
Interest bearing balances with other banks	-	(3)	(3)	-	2	2
Total Interest-earning assets	(42)	(131)	(173)	61	(66)	(5)
Interest paid on:
Demand deposits	(1)	-	(1)	(1)	-	(1)
Savings deposits	-	-	-	-	-	-
Time deposits	-	(1)	(1)	(2)	(6)	(8)
Total interest-bearing liabilities	(1)	(1)	(2)	(3)	(6)	(9)
Net interest income	$(41)	$(130)	$(171)	$64	$(60)	$4

INDEX

For the quarter ended September 30, 2015 compared to the same period in 2014, there was a decrease in net interest income of approximately $57,000 due to changes in volume and a decrease of approximately $43,000 due to changes in rate. For the nine months ended September 30, 2015 compared to the same period in 2014, there was a decrease in net interest income of approximately $41,000 due to changes in volume and a decrease of approximately $130,000 due to changes in rate. Rate declines were a result of several variable rate commercial loans re-setting at the current low interest rates as well as the payoff of approximately $3 million higher yielding NRIA construction loans at completion.

 Provision for Loan Losses
There was a provision for loan losses of $83,000 for the quarter ended September 30, 2015 compared to a provision of $62,000 for the same quarter in 2014. There was a negative provision for loan losses of $17,000 for the nine months ended September 30, 2015 compared to a provision of $132,000 for the same period in 2014. The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction in net charge-offs and related historical loss factors.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income
The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $103,000, or 44.80%, for the quarter ended September 30, 2015 compared to the same quarter in 2014. Noninterest income increased approximately $323,000, or 49.49%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in 2015 is primarily related to SBA loan related income including gains on sales as well as fair value adjustments.

Customer service fees decreased approximately $3,000, or 3.55% for the quarter ended September 30, 2015 compared to 2014.   ATM activity fees declined by approximately $8,000, or 23.17%, for the quarter ended September 30, 2015 compared to the same period in 2014. Customer service fees increased approximately $34,000, or 11.80% for the nine months ended September 30, 2015 compared to 2014.  ATM activity fees declined by approximately $32,000, or 26.32%, for the nine months ended September 30, 2015 compared to the same period in 2014.   The increase in customer service fees is the result of a higher level of overdraft fees related to several business customers.  The decline in ATM fees is related to the termination of the contract with Rite Aid in 2014 as well as lower volume which is consistent with trends in the industry; ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

Noninterest Expense
Salaries and benefits decreased approximately $17,000, or 4.23%, for the quarter ended September 30, 2015 compared to 2014 as a result of the elimination of a position in the lending department in June 2015.  Salaries and benefits decreased approximately $27,000, or 2.26%, for the nine months ended September 30, 2015 compared to 2014 as a result of several unfilled positions within the Bank’s branch network as well as the elimination of the business development and lending positions in 2015.

Occupancy and equipment expense decreased approximately $7,000, or 2.77%, for the quarter ended September 30, 2015 compared to 2014. Occupancy and equipment expense decreased approximately $1,000, or 0.15%, for the nine months ended September 30, 2015 compared to 2014.  The decrease is primarily related to a reduction in depreciation expense for fully depreciated equipment as well as a reduction in equipment rental expense because of copier lease expiration.

Office operations and supplies expense increased by approximately $4,000, or 5.59%, for the quarter ended September 30, 2015 compared to 2014.  Office operations and supplies expense increased by approximately $20,000, or 9.91%, for the nine months ended September 30, 2015 compared to 2014.  The increase is primarily related to increased branch security expense because the branches are operating with fewer full time staff people that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Professional services expense decreased approximately $12,000, or 13.80%, for the quarter ended September 30, 2015 compared to 2014 as a result of consultant fees paid in 2014 to assist the Bank in completion of an application for US Department of Treasury CDFI funding. The Bank did not apply for funding in 2015. Professional services expense increased approximately $7,000, or 2.95%, for the nine months ended September 30, 2015 compared to 2014 as a result of increased audit cost.

INDEX

Data processing expenses decreased approximately $9,000, or 8.82%, for the quarter ended September 30, 2015 compared to 2014.  Data processing expenses decreased approximately $42,000, or 12.96%, for the nine months ended September 30, 2015 compared to 2014. The decrease is primarily related to the consolidation of the Bank’s EFT vendor with its core processor in late 2014.

Federal deposit insurance assessments were relatively unchanged at $34,000 for the quarters ended September 30, 2015 and 2014.  Federal deposit insurance assessments decreased approximately $6,000, or 5.27%, for the nine months ended September 30, 2015 compared to 2014.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The Bank’s deposit levels declined in 2015 compared to 2014, resulting in lower assessments.

Net other real estate expenses increased approximately $40,000 for the quarter ended September 30, 2015 compared to 2014. In 2014, there was $47,000 in transfer-in write-ups during the quarter related to two properties.  Net other real estate expenses declined approximately $60,000 for the nine months ended September 30, 2015 compared to 2014. The decrease in 2015 was primarily the result of approximately $88,000 transfer-in write-ups related to several properties where the net liquidation value exceeded the Bank’s loan balance.

Loan and collection expenses decreased approximately $1,000, or 2.02%, for the quarter ended September 30, 2015 compared to 2014. Loan and collection expenses increased approximately $64,000, or 77.87%, for the nine months ended September 30, 2015 compared to 2014. The increase during 2015 is a result of sheriff sale and legal fees related foreclosure/collection activity.

Other operating expenses increased approximately $13,000, or 3.12%, for the quarter ended September 30, 2015 compared to 2014 and increased approximately $66,000, or 24.76%, for the nine months ended September 30, 2015 compared to 2014. In 2014, there was a reduction in the Bank’s Pennsylvania Bank Shares Tax as a result of a change in the tax computation methodology that resulted in the reversal of more than $50,000 in accrued expenses; 2015 expenses are representative of a normalized expense based on the current tax methodology.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of September 30, 2015, the Bank’s tier one leverage capital ratio was 4.77% and its total risk based capital ratio was 8.67%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: November 20, 2015	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 20, 2015	/s/ Brenda M. Hudson-Nelson
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