Form 10-K
period 2015-12-31
UNITED BANCSHARES INC /PA
filed 2017-06-09
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐     Accelerated filer ☐          Non-accelerated filer ☐

Smaller reporting company X            Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

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

As of March 31, 2017 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 826,921.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 54 through 56.  There are 109 pages in this report.

FORM 10-K

United Bancshares, Inc.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

 Certain of the statements contained in this report and the documents incorporated by reference herein may constitute forward-looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of United Bancshares, Inc. (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include statements with respect to UBS’ financial goals, business plans, business prospects, credit quality, credit risk, reserve adequacy, liquidity, origination and sale of residential mortgage loans, mortgage servicing rights, the effect of changes in accounting standards, and market and pricing trends loss. The words The words “may”, “would”, “could”, “will”, “likely”, “expect,” “anticipate,” “intend”, “estimate”, “plan”, “forecast”, “project” and “believe” and similar expressions are intended to identify such forward-looking statements. UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation:

•

the effect of future economic conditions on the UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and savings patterns, the real estate market, and UBS’ interest rate risk exposure and credit risk;

•	changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets;

•	governmental monetary and fiscal policies, as well as legislation and regulatory changes;

•	results of regulatory examinations, including the possibility that regulators may, among other things, require us to increase our allowance for loan losses or to write down assets;

•	changes in accounting requirements or interpretations;

•	changes in existing statutes, regulatory guidance, legislation or judicial decisions that adversely affect our business, including changes in federal income tax or other tax regulations;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the value of loan collateral and securities, as well as interest rate risk;

•

the effects of competition from other commercial banks, thrifts, credit unions, securities brokerage firms, insurance companies, money-market and mutual funds and other institutions operating in UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally and such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	Any extraordinary events (such as natural disasters, acts of terrorism, wars or political conflicts);

•	UBS’ need for capital;

•

UBS’ success in continuing to generate new business, especially SBA loans, in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time;

•	changes in consumer and business spending, borrowing and savings habits and demand for financial services in our investment products in a manner that meets customers’ needs;

•	UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•

the accuracy of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, the market value of mortgage servicing rights and various financial assets and liabilities;

•	UBS’ ability to retain key members of the senior management team;

•	the ability of key third-party providers to perform their obligations to the UBS and the Bank;

•	technological systems failures, interruptions and security breaches could negatively impact our operations and reputation;

•	technological changes, including cyber security, being more difficult or expensive than anticipated;

•	UBS’ success in managing the risks involved in the foregoing.

All written or oral forward-looking statements attributed to UBS are expressly qualified in their entirety by use of the foregoing cautionary statements. All forward-looking statements included in this Report and the documents incorporated by reference herein are based upon UBS’ beliefs and assumptions as of the date of this Report. UBS assumes no obligation to update any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Report or incorporated documents might not occur and you should not put undue reliance on any forward-looking statements.

PART I

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

 As of March 31, 2017, UBS and the Bank had a total of 22 employees.

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

 The Bank conducts all its banking activities through its three offices located as follows: (i)Center City 30S 15th Street, Philadelphia, Pennsylvania, (ii) Mount Airy Branch 1620 Wadsworth Avenue, Philadelphia, Pennsylvania; and (iii) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.  Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2015, the Bank had total deposits aggregating approximately $56 million and had total net loans outstanding of approximately $39 million, including $3.2 million held for sale.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

 A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. Although the Bank’s internal Loan Policy limit is $500,000 per borrower, its maximum legal lending limit was approximately $467,000 per borrower based on 15% of its current capital level at March 31, 2017.

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

In July 2014, the Federal Reserve, the OCC and the FDIC approved the final Basel III risk-based capital rule. This rule aims to improve the quality and quantity of capital for all banking organizations. The agencies, in response to comments on their June 2012 proposed capital rule, sought to minimize the potential burden on community organizations where consistent with applicable law and the establishment of a robust and comprehensive capital framework. Community banking organizations became subject to the final Basel III rule on January 1, 2015. Thereafter begins a phase-in period through January 1, 2019.

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

• All but the largest banks (above $250 billion in assets) can keep available-for-sale securities on the balance sheet without having to adjust regulatory capital levels based on the current market value of those securities. Banks have a one-time opportunity to “opt-out” on their first regulatory call report after Jan. 1, 2015 from what’s called the accumulated other comprehensive income (AOCI) filter. If they miss doing so, they can’t opt-out later. The Bank “opted-out” of the inclusion of AOCI in its capital calculations in its March 31, 2015 Call Report.

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

The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios beginning in 2019:

(i)	a common equity Tier 1 capital ratio of 7.0%;

(ii)	a Tier 1 capital ratio of 8.5%; and

(iii)	a total capital ratio of 10.5%.

The new capital conservation buffer requirement is phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

 UBS and the Bank are currently “adequately capitalized” but below the requirements of the new rule to be “well capitalized” and will seek to strengthen its capital ratios with new external capital as well as retained earnings.

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

Under Federal Reserve Board Policy, UBS is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank.  Consistent with its “source of strength” policy, the Federal Reserve Board has stated that as a matter of prudent banking, the bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the perspective rate of earnings retention appears to be consistent with UBS’ capital needs, asset quality and overall financial condition.

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

The Financial Services Act

The Financial Services Act (the “FSA”), sometimes referred to as the GrammLeachBliley Act, repealed the provisions of the GlassSteagall Act, which prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses.  Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

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

At December 31, 2015 and 2014, the Bank’s tier one leverage capital ratio was 4.57% and 5.18%, respectively, and its total risk based capital ratio was 8.50% and 8.60%, respectively. The tier one leverage ratio declined as a result of the Bank’s net loss. The risk based capital ratio improved as a result of a shift in the composition of the Bank’s balance sheet to include a lower level of loans.  Management developed a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments.

Management believes that the Bank has and will continue to endeavor to comply with the terms and conditions of the Orders.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk based capital ratio to 12.5%.  As of December 31, 2015, the Bank’s tier one leverage capital ratio was 4.57% and its total risk based capital ratio was 8.50%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.

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

 On February 18, 2015, Wells Fargo Bank returned for cancellation its common and preferred ownership in UBS; including 191,667 Class B non-voting Common shares; 50,000 voting Common shares; and, 12,500 Series Preferred Stock.  As of March 31, 2017 there were 3,140 shareholders of record of UBS’ voting Common Stock.

There were no capital stock transactions during 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plans

 There were no equity compensation instruments outstanding at December 31, 2015.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011	2010

Net interest income	$2,518	$2,857	$2,815	$2,946	$3,068	$3,094
Provision for loan losses	(68)	162	75	453	170	747
Noninterest income	1,397	1,377	1,407	1,525	1,071	1,465
Noninterest expense	4,478	4,416	4,816	5,034	5,000	5,040
Net loss	(495)	(343)	(669)	(1,016)	(1,031)	(1,228)
Net loss per share – basic	(0.57)	(0.32)	(0.63)	(0.95)	(0.97)	(1.15)
Net loss per share – diluted	(0.57)	(0.32)	(0.63)	(0.95)	(0.97)	(1.15)

Balance sheet totals:
Total assets	$58,984	$60,464	$60,751	$65,616	$77,017	$73,966
Net loans	33,101	40,127	41,424	40,298	40,635	44,686
Investment securities	7,572	8,540	9,580	12,922	18,490	16,477
Deposits	55,962	56,962	57,110	60,977	71,300	67,211
Shareholders’ equity	2,680	3,181	3,210	4,240	5,261	6,297
Ratios:
Tier 1 Leverage ratio	4.57%	5.18%	5.67%	6.00%	6.29%	7.63%
Tangible common equity ratio	1.15%	1.00%	1.04%	2.52%	3.48%	5.02%
Equity to assets ratio	4.54%	5.13%	6.50%	7.37%	8.05%	8.51%
Return on average assets	(0.83)%	(0.57)%	(1.06)%	(1.44)%	(1.32)%	(1.68)%
Return on average equity	(15.20)%	(11.05)%	(16.26)%	(19.53)%	(18.92)%	(17.49)%

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

The Company reported a net loss of approximately $495,000 ($0.57 per common share) for the year ended December 31, 2015 compared to a net loss of approximately $343,000 ($0.32 per common share) for the year ended December 31, 2014. The operating results in 2015 were negatively impacted by loan payoffs that resulted in a decline in the Bank’s net interest income. Management is committed to improving the Company’s operating performance by implementing more effective strategies to achieve and sustain profitability, augment capital, and manage loan and other real estate portfolios. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital continues to decline as a result of operating losses.  A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital to meet the requirements of the Consent Orders.  Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

• External equity investments— In conjunction with investment bankers, the Board of the Directors has developed a list of potential investors with whom it will meet in effort to raise a minimum of $2,000,000 in 2016.   Utilizing a CRA platform, instead of seeking one large investor, the Board will continue to solicit a number of smaller investments from institutional and individual investors.    The Company received a $675,000 capital investment in March 2017 and is cautiously optimistic about receiving additional investments in 2017.

• Performance grants--- Management has developed a performance grant strategy to attract corporate funding based on economic impact and job creation/retention.  The goal is to obtain at least $1 million in performance grant funding from local corporations and financial institutions who are seeking a “return on impact”.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends were unfavorable during 2015 with an increase in classified assets from approximately $3.7 million to $4.3 million as a result of three delinquent loans totaling approximately $849,000 moved to “Substandard” classification; however, there was no increase in the specific reserve requirements because of the strong collateral securing these loans.  Management will seek to make progress during 2016 by continuing to enhance its pre-screening, underwriting and customer relationship management practices. Prudent credit administration practices are essential to the identification of emerging problem credits. A credit administration monitoring program will be implemented in 2016 to allow for more proactive monitoring of the loan portfolio.  In addition, Asset Quality Committee meetings will continue to be held on a bi-weekly basis to review existing and emerging problems as well as develop/confirm loss mitigation strategies. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan originations and selling the guaranteed portion in the secondary market for a gain. During 2015 and 2014, noninterest income totaling approximately $643,000 and $581,000, respectively, was recognized utilizing this strategy. Going into 2016, the pipeline of SBA loans totals more than $13 million and continues to grow. A shift in strategy from prior years is that management will target SBA loans that can be fully funded at closing to avoid lengthy construction delays that extend the secondary market eligibility and recognition of income.

Total noninterest expense was relatively unchanged in 2015 compared to 2014. While expense reductions were achieved in personnel and occupancy expense, there was an increase in other noninterest expense including loan collection, legal and other real estate expense as the Bank works to reduce its classified assets and delinquent loans.  In addition, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders.  Management will seek additional expense reductions, where possible, including data processing and other bank operating cost. A line-by-line expense review will be performed to identify additional savings.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the Bank’s net interest margin has remained a significant strength but declined in 2015 as a result of a reduction in the loan to deposit ratio.  During 2015, a number of higher yielding construction loans paid off without replacement.  To increase the Bank’s net interest income (margin), management will seek to shift excess liquidity into higher yielding loans instead of investments and Federal Funds Sold while managing the cost of funds. In addition, management will continue to balance asset growth with capital adequacy requirements.

Results of Operations

 In 2015, the Company recorded a net loss of approximately $495,000 ($0.57 per share) compared to a net loss of approximately $343,000 ($0.32 per share) in 2014.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	balance	Interest	rate
Assets:
Interest-earning assets:
Loans	$42,103	$2,392	5.68%	$43,850	$2,685	6.12%	$42,201	$2,610	6.18%
Investment securities	7,796	179	2.30	9,760	234	2.40	10,903	274	2.51
Interest bearing balances with other banks	311	1	0.32	309	3	0.97	307	1	0.33
Federal funds sold	6,842	15	0.22	3,897	8	0.21	6,768	14	0.21
Total interest-earning assets	57,052	2,587	4.53	57,816	2,930	5.07	60,179	2,899	4.82
Noninterest-earning assets:
Cash and due from banks	1,773			1,745			1,826
Premises and equipment, net	522			605			621
Other assets	1,126			1,039			1,479
Less allowance for loan losses	(615)			(712)			(870)
Total	$59,858			$60,493			$63,235
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$13,758	$ 25	0.18%	$14,314	$ 27	0.19%	$14,302	$ 28	0.20%
Savings deposits	11,959	6	0.05	12,524	6	0.05	13,604	7	0.05
Time deposits	14,931	38	0.25	15,370	40	0.26	16,078	49	0.30
Total interest-bearing liabilities	40,648	69	0.17	42,208	73	0.17	43,984	84	0.19
Noninterest-bearing liabilities:
Demand deposits	15,709			14,933			15,047
Other	245			249			91
Shareholders’ equity	3,256			3,103			4,113
Total	$59,858			$ 60,493			$63,235
Net interest income		$2,518				$2,857		$ 2,815
Spread		4.36%				4.90%			4.63%
Net yield on interest-earning assets		4.41%				4.94%			4.68%

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

 Net interest income totaled approximately $2,518,000 in 2015 and approximately $2,857,000 in 2014, a decrease of approximately $339,000, or 11.87%.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2015 compared to 2014			2014 compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (110)	$ (183)	$ (293)	$ 101	$ (26)	$ 75
Investment securities	(49)	(5)	(54)	(30)	(10)	(40)
Interest-bearing deposits with other banks	-	(3)	(3)	-	2	2
Federal funds sold	6	1	7	(6)	-	(6)
Total Interest-earning assets	(153)	(190)	(343)	65	(34)	31
Interest paid on:
Demand deposits	(1)	(1)	(2)	-	(1)	(1)
Savings deposits	-	-	-	(1)	-	(1)
Time deposits	(1)	(1)	(2)	(2)	(7)	(9)
Total interest-bearing liabilities	(2)	(2)	(4)	(3)	(8)	(11)
Net interest income	$ (151)	$ (188)	$ (339)	$ 67	$ (26)	$ 42

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

 In 2015, there was a decrease in net interest income of approximately $151,000 due to changes in volume and a decrease of approximately $188,000 due to changes in rate. In 2014, there was an increase in net interest income of approximately $68,000 due to changes in volume and a decrease of approximately $26,000 due to changes in rate.

 Average earning assets declined to approximately $57 million in 2015 from approximately $57.8 million in 2014 and the net interest margin of the Bank declined from 4.94% to 4.41% for the same period.  The net interest margin decreased as a result of the payoff of higher yielding construction loans and an increase in lower yielding fed funds sold that resulted in a 54 basis point decline in the yield on earning assets.   In addition, variable rate and/or balloon commercial loans re-set in the current low interest rate environment. The cost of interest-bearing liabilities was unchanged at 17 basis points as deposit rates have relatively “bottomed-out” creating little room to make further downward adjustments.

Provision for Loan Losses

 The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

 There was a negative provision for loan losses of $68,000 in 2015 compared to a provision of $162,000 for 2014. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover probable loan losses in the portfolio.  The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction in net charge-offs and related historical loss factors.  In addition, loans held for sale and held at fair value are excluded from the allowance calculation as credit risk is a component of the fair value calculation and related discount on the unguaranteed portion that is retained in the Bank’s loan portfolio.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. The higher level of provision in 2014 primarily relates to one loan in the Bank’s commercial and industrial portfolio for which a $75,000 specific reserve was allocated.  Based on its analysis, management believes the level of the allowance for loan losses is adequate as of December 31, 2015. Refer to the Allowance for Loan Loss section below for further discussion/analysis of the Bank’s credit quality.

Noninterest Income

Noninterest income increased approximately $20,000, or 1.45%, compared to 2014. The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan-related income and other customer service fees.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $643,000 and $581,000, respectively, in 2015 and 2014, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

The customer service fee component of noninterest income increased approximately $31,000, or 8.00%, compared to 2014 primarily as a result of a higher level of overdraft fees on several small business deposit accounts.

During 2015, surcharge income on the Bank’s ATM network declined approximately $36,000, or 23.41%, compared to 2014. The decline is consistent with trends in the industry whereby ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.   Although the Bank has experienced year over year declines in ATM surcharge fee income, management is actively seeking to place machines in high volume locations where cash is required. Several areas have been identified related to the Bank’s small business lending customers for installation in 2016.

 Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In both 2015 and 2014, these fees totaled approximately $150,000.  The Bank serves as agent/arranger for two facilities.  Fees on these facilities are received annually for the administration of the credit facilities.

In 2014, the Bank sold securities with a book value totaling approximately $910,000, for which a gain of approximately $6,000 was recognized.   There were no securities sold in 2015.

Noninterest Expense

 Noninterest expense increased approximately $62,000, or 1.41%, in 2015 compared to 2014.

 Salaries and benefits decreased approximately $51,000, or 3.12%, in 2015 compared to 2014 as a result of the elimination of a position in the lending department in June 2015 and several unfilled positions within the Bank’s branch network.  Management will continue to review the organizational structure to maximize efficiencies and increase utilization/productivity.

 Occupancy and equipment expense decreased approximately $27,000, or 2.74%, in 2015 compared to 2014. The decrease is primarily related to a reduction in depreciation expense for fully depreciated equipment as well as a reduction in equipment rental expense because of copier lease expiration.

 Office operations and supplies expense increased approximately $26,000, or 9.10%, in 2015 compared to 2014 as a result of increased branch security expense because the branches are operating with fewer full time staff people that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

 Marketing and public relations expense decreased approximately $16,000, or 18.02%, in 2015 compared to 2014 as a result of a shift to direct marketing and business development efforts instead of radio and print ads.

 Professional services expense increased approximately $6,000, or 1.86%, in 2015 compared to 2014 as a result of increased audit cost.

 Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an ATM network larger than its peer group for which it pays processing fees.  Data processing expenses decreased approximately $29,000, or 6.94%, in 2015 compared to 2014 as a result of the consolidation of the Bank’s EFT vendor with its core processor in late 2014.

 Loan and collection expenses increased approximately $108,000, or 73.37%, in 2015 compared to 2014. In 2015, the Bank incurred an increased level of collection-related legal fees related to foreclosure/collection activity.

 Other real estate expense decreased approximately $9,000, or 45%, in 2015 compared to 2014 primarily related to net transfer-in write-ups on several properties where the net liquidation value exceeded the Bank’s loan balance.

 Federal deposit insurance premiums decreased approximately $6,000, or 3.99%, in 2015 compared to 2014. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The Bank’s deposit levels declined in 2015 compared to 2014, resulting in lower assessments.

Refer to “Federal Deposit Insurance Assessments” above).

 All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

 The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses decreased approximately $764,000, or 1.32%, in 2015 compared to 2014.

Table 3—Sources and Use of Funds Trends

		2015			2014
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	balance	Balance	amount
Funding uses:
Loans	$ 42,103	$ (1,747)	(3.98)%	$ 43,850	$ 1,649	3.91%
Investment securities	7,796	(1,964)	(20.12)	9,760	(1,143)	(10.48)
Interest-bearing balances with other banks	311	2	0.65	309	2	0.65
Federal funds sold	6,842	2,945	75.57	3,897	(2,871)	(42.42)
Total uses	$ 57,052	$ (764)		$ 57,816	$ (2,363)
Funding sources:
Demand deposits:
Noninterest-bearing	$ 15,709	$ 776	5.20%	$ 14,933	$ (114)	(0.76)%
Interest-bearing	13,758	(556)	(3.88)	14,314	12	0.08
Savings deposits	11,959	(565)	(4.51)	12,524	(1,080)	(7.94)
Time deposits	14,931	(439)	(2.86)	15,370	(708)	(4.40)
Total sources	$ 56,357	$ (784)		$ 57,141	$ (1,890)

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

 Average investment securities decreased approximately $1,964,000, or 20.12%, in 2015 compared to 2014. The decrease is primarily related to increased loan origination activity coupled with monthly paydowns in the mortgage-backed security portfolio.

The yield on the investment portfolio declined to 2.30% for the year ended December 31, 2015 compared to 2.40% for the year ended December 31, 2014 as a result of increased prepayment speeds on mortgage-backed securities that were purchased at a premium. As reflected in Table 4 below, the duration of the portfolio has shortened to 3.70 years at December 31, 2015 compared to 3.90 years at December 31, 2014.

At December 31, 2015, 49% of the investment portfolio consisted of callable agency securities for which there was no call activity during the year because of the continued low interest rate environment.  Approximately 51% of the portfolio consists of GSE mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$ -	-%	$ -	-%	$3,662	2.23%	$ -	- %	$3,662
Money market funds			-				-		130
Mortgage-backed securities	-		-		-		-		3,780
Total securities	$ -		$ -		$3,662		$ -		$7,572
Average maturity									3.7years

The above table sets forth the maturities of investment securities at December 31, 2015 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans, including loans held-for-sale, decreased approximately $1,747,000, or 3.98%, in 2015 compared to 2014. Although new loan originations totaled approximately $13 million in 2015, there were offsetting paydowns and sales because of the Bank’s SBA originate/sell strategy that allows funding to revolve. There continue to be a significant number of small businesses in the region that fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Over the last three years, the Bank validated its small business lending strategy with more than $13 million in SBA loan originations.  Management will continue to work in alliance with its third party SBA loan origination group (IFS), commercial real estate brokers, community development organizations, SBA brokers, and other centers of influence to build loan volume.

In addition, the Bank participates in an investor real estate funding program (“NRIA”) whereby it provides funding during the construction phase and permanent “take-out” financing is pre-arranged at completion.  During 2015, the construction related to approximately $3.1 million of these loans was completed and the loans were paid off.   Participation in this program is ongoing and dependent on the Bank’s overall liquidity level and other funding requirements.

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

      As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $29.8 million, or 88%, of total loans at December 31, 2015. Approximately $17 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2015 were $10.1 million, or 34%, of the commercial portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment.  Further balance in concentrations will be sought through increased small business loan originations.

      As reflected in Table 6 below, approximately $13 million, or 38%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the increase in the SBA commercial real estate portfolio for which the loans typically have twenty-five year terms but are variable rate.  While scheduled maturities exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial and industrial	$ 3,062	$ 4,635	$ 3,863	$ 3,734	$ 3,730
Commercial real estate	26,414	31,556	32,962	31,381	30,197
Residential mortgage loans	1,924	2,228	2,709	3,140	3,356
Consumer loans	2,119	2,442	2,730	3,247	4,219
Total loans	$ 33,519	$ 40,861	$ 42,264	$ 41,502	$ 41,502

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$ 721	$ 496	$ 1,845	$ 3,062
Commercial real estate	4,499	12,794	9,121	26,414
Residential mortgage loans	457	105	1,362	1,924
Consumer loans	1,266	111	743	2,119
Total loans	$ 6,943	$ 13,505	$ 13,071	$ 33,519
Loans maturing after one year with:
Fixed interest rates	$ 24,627
Variable interest rates	$ 1,949

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2015	2014	2013	2012	2011

Nonaccrual loans	$ 3,003	$ 2,481	$ 2,190	$ 2,584	$ 2,132
Impaired loans	2,515	2,005	1,882	2,344	1,687
Interest income on nonaccrual loans included in net income for the year	17	21	12	39	144
Interest income that would have been recorded under original terms	154	152	144	169	165
Interest income recognized on impaired loans	17	7	3	39	5
Loans past due 90 days and still accruing	293	171	730	211	471
Troubled Debt Restructured loans	-	-	-	-	-

          At December 31, 2015, nonaccrual loans totaled approximately $3,003,000 compared to approximately $2,481,000 at December 31, 2014.  The increase in nonaccrual loans is attributable to three commercial loans totaling approximately $849,000 that were more than 90 days and placed on nonaccrual offset by foreclosure activity as well as the charge-off of several loans totaling approximately $259,000 for which there was a specific reserve allocated. Management continues to work to reduce the level of classified and impaired loans.  A significant portion of the Bank’s nonaccrual loans have real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

         Loans past due 90 days and still accruing at December 31, 2015 totaled approximately $293,000 and relate primarily to one commercial real estate loan totaling approximately $39,000, a $125,000 home equity loan, and student loans totaling approximately $129,000.  No loss of principal or interest is anticipated on these loans as there is strong collateral and guarantees supporting repayment.

 The level of classified loans (including impaired loans) increased to approximately $4,332,000 at December 31, 2015 from approximately $3,665,000 at December 31, 2014. The increase is primarily attributable to three delinquent loans totaling approximately $849,000 that were move to a “Substandard” classification offset by foreclosure activity as well as the charge-off of several loans totaling approximately $249,000 for which there was a specific reserve allocated.  In addition, forbearance agreements are in place with several customers for which payments were made during 2015.  In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

 Impaired loans totaled approximately $2,515,000 at December 31, 2015 compared to $2,005,000 at December 31, 2014.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with impaired loans was approximately $91,000 and $274,000, at December 31, 2015 and 2014, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment   The increase in impaired loans during 2015 is attributable to the transfer of loans totaling approximately $849,000 to impaired status offset by charge-offs totaling approximately $259,000 related to several commercial and industrial loans for which specific reserves had been allocated in previous years. Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank has a concentration in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2015 and 2014, loans to religious organizations represented approximately $471,000 and $520,000, respectively, of total impaired loans. The improvement during 2015 is related to payment activity.  Management works closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

 The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

   Interest income recognized on impaired loans during the year ended December 31, 2015 and 2014 was approximately $17,000 and $7,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2015 and 2014 met the criteria of a troubled debt restructuring.  The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2015 and 2014.

Allowance for Loan Losses

  The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

• Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.

• Historical Charge-Off Component – Applies an annualized rolling, eight-quarter historical charge-off rate to all pools of non-classified loans.

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

 All of these factors may be susceptible to significant change.   During 2015, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has not experienced losses or charge-offs.  In addition, the average historical loss factors increased for the commercial and industrial segment of the portfolio as a result of charge-offs totaling $259,000. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2015.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the financial statements for further details on the allowance for loan losses.)

 Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect the current conditions. The allowance for loan losses as a percentage of total loans was 1.24% at December 31, 2015 and 1.80% at December 31, 2014. The reduction in the allowance is related to the charge-off of an impaired loan totaling approximately $259,000 for which specific reserves were previously allocated.   In addition, majority of new loan originations are SBA loans for which the Bank utilizes fair value accounting and are therefore excluded from the allowance calculation.

Table 8—Allocation of Allowance for Loan Losses

	2015			2014		2013		2012	2011
		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
	Amount	Total loans	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans
(Dollars in thousands)

Commercial and industrial	$151	9.13%	$403	11.30%	$483	10.09%	$835	9.00%	$387	8.99%
Commercial real estate	250	78.80	300	77.26	280	77.18	364	75.62	412	72.76
Consumer real estate	8	5.74	20	8.07	59	9.15	-	11.12	40	13.46
Consumer and other loans	9	6.33	12	3.37	17	3.58	5	4.26	28	4.79
	$418	100.00%	$735	100.00%	$839	100.00%	$1,204	100.00%	$867	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at January 1	$ 735	$ 839	$ 1,204	$ 867	$ 926

Charge-offs:
Commercial and industrial	(259)	(253)	(524)	(56)	(65)
Commercial real estate	(3)	-	-	-	(150)
Consumer real estate	-	(19)	(5)	(80)	(4)
Consumer and other loans	(17)	(30)	(10)	(21)	(46)
	(279)	(302)	(539)	(157)	(265)
Recoveries:
Commercial loans	4	4	3	-	10
Commercial real estate	-	-	78	8	-
Consumer real estate	6	8	9	17	6
Consumer and other loans	20	24	9	16	21
	30	36	99	41	37
Net charge-offs	(249)	(266)	(440)	(116)	(228)
Provisions charged to operations	(68)	162	75	453	170

Balance at December 31	$ 418	$ 735	$ 839	$ 1,204	$ 867
Ratio of net charge-offs to average loans outstanding	0.59%	0.61%	1.04%	0.28%	0.54%

Deposits

In 2015, average deposits decreased approximately $784,000, or 1.37%, concentrated in the category of savings deposits that declined by approximately $565,000 or 4.51%, in 2015 compared to 2014. In general, the Bank has experienced attrition in its average savings account balances.  In addition, the Commonwealth of Pennsylvania shortened the period for the escheatment of dormant accounts from 7 to 5 years that resulted in an increased level of qualifying savings accounts that were closed and transferred to the state.

In 2015, certificates of deposit decreased approximately $439,000, or 2.86%, as a result of the maturity of several corporate deposits.  In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

At year-end 2015, the Bank had approximately $6.0 million governmental or quasi-governmental certificate of deposit relationships.  In January 2016, the Bank returned $2.5 million of a $5 million City of Philadelphia certificate of deposit to de-leverage as well as enhance its liquidity position as this deposit requires collateralization of 103%.  Management proactively communicates with agency officials to avoid further reduction in account balances.

There was an increase in average noninterest bearing demand deposits totaling approximately $776,000, or 5.20%, and a slight decrease in average interest-bearing demand deposits of approximately $556,000, or 3.88%, during 2015 compared to 2014. As small business loans are originated, primary operating accounts are required to be maintained at the Bank which has resulted in increased non-interest bearing checking deposits that are deemed core.

Table 10—Average Deposits by Class

	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$ 15,709	- %	$ 14,933	- %	$ 15,047	- %
Interest-bearing demand deposits	13,758	0.18	14,314	0.19	14,302	0.20
Savings deposits	11,959	0.05	12,524	0.05	13,604	0.05
Time deposits	14,931	0.25	15,370	0.26	16,078	0.30

Other Borrowed Funds

     The Bank did not borrow funds during 2015.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and SBA loan sales—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $700,000.

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

 A summary of the Bank’s financial instrument commitments in thousands is as follows:

	2015	2014

Commitments to extend credit	$5,903	$8,262
Outstanding standby letters of credit	333	1,036

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

The decrease in commitments at December 31, 2015 compared to 2014 is primarily related to loan funding activity and the completion of construction-related loans during the year. Management believes the Bank has adequate liquidity to support the funding of unused commitments.  In addition, because the Bank utilizes an originate/sell SBA loan strategy, funds will revolve on an ongoing basis to support the Bank’s liquidity levels and loan funding requirements.

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

 The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2015, management believes the Bank’s liquidity is satisfactory.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2015, the Bank had total short-term liquidity, including cash, federal funds sold, and unpledged available-for-sale investment securities of approximately $15 million, or 19.12%, compared to $4.8 million, or 7.97%, at December 31, 2014. The increase is primarily a result of loan payoff and sale activity.

The Bank’s entire securities portfolio is classified as available-for-sale of which approximately 93% are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

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

 The Bank’s overall liquidity has generally been stabilized by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $6 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  Liquidity ratios are above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $250,000 or More

(Dollars in thousands)	December 31, 2015 Contractual Terms

3 months or less	$6,001
Over 3 through 6 months	251
Over 6 months through 1 year	501
Over 1 through five years	-
Over five years	-
Total	$6,753

 The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2015:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$14,258	$13,074	$1,082	$ 58	$ 44
Operating Lease Obligations	2,878	423	824	743	888
Total	$17,136	$13,497	$1,906	$801	$932

 Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2015, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2015, an asset-sensitive position is maintained on a cumulative basis through one year of 17.28% and represents an increase from the December 31, 2014 positive gap position of 10.98%. This increase is primarily related to a higher level of loans repricing in less than three months either because they have ballooned or have variable rates created by SBA origination activity. While this level exceeds the Bank’s policy guidelines of +/-15% on a cumulative one-year basis, it makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

 For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2015

(Dollars in thousands)	Floating	1 to 3 Months	Over 3 Through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$ -	$ -	$ 311	$ -	$ -	$ -	$ 311
Investment securities	-	3,947	484	348	312	2,352	7,443
Federal funds sold	8,364	-	-	-	-	-	8,364
Loans	15,211	3,530	6,549	6,500	1,727	3,535	37,053
Total interest-sensitive assets	23,575	7,477	7,344	6,848	2,039	5,887	53,171
Interest-sensitive liabilities:
Interest-bearing checking accounts	1,742	-	-	1,742	-	-	3,483
Savings and money market accounts	14,392	-	-	7,749	-	-	22,141
Certificates $100,000 or more	-	6,902	1,345	641	-	-	8,888
Certificates of less than $100,000	-	1,633	3,194	441	103	-	5,371
Total interest-sensitive liabilities	16,133	8,535	4,539	10,573	103	-	39,883
Interest sensitivity gap	$ 7,442	$(1,058)	$2,805	$(3,725)	$1,936	$5,887	$13,288
Cumulative gap	$ 7,442	$6,384	$9,189
Cumulative gap/total earning assets	13.99%	12.00%	17.28%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.46	1.26	1.31

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

 A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2015 are as follows:

Year 1
	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	176 146 115	7.30 6.15 4.82
+100 basis points	81	5.41
Flat rate	-	-
-100 basis points	(211)	(8.85)
-200 basis points -300 basis points -400 basis points	(428) (645) (864)	(17.98) (27.11) (36.51)

Year 2
	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	490 396 303	10.33 8.34 6.38
+100 basis points	204	4.30
Flat rate	-	-
-100 basis points	(484)	(10.19)
-200 basis points -300 basis points -400 basis points	(990) (1,495) (2,005)	(20.85) (31.50) (42.23)

 A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2015 are as follows:

MV of equity
Changes in rate	MV equity($)	Risk change(%)
(Dollars in thousands)
+400 basis points +300 basis points +200 basis points	1,423 1,623 1,964	(49.2) (42.0) (29.8)
+100 basis points	2,336	(16.6)
Flat rate	2,800	-
-100 basis points	2,986	6.7
-200 basis points -300 basis points -400 basis points	3,162 3,328 3,483	12.9 18.9 24.4

 The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately. At December 31, 2015, the change in the market value of equity in a +200 basis point interest rate change is -29.8%, in excess of the Bank’s policy limit of 25% and -49.2% in a +400 basis point interest rate change, within the policy limit of 50%. These levels represent an improvement from 2014 when both limits were in excess of policy.  Management is strategically working to bring this measure more into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy on the +200 basis point rate change, interest-rate exposure is considered reasonable and manageable at December 31, 2015.

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

Capital Resources

Total shareholders’ equity decreased approximately $501,000, or 15.75%, in 2015 compared to 2014. The decrease is attributable to a net loss of approximately $495,000 and other comprehensive loss related to an increase in the unrealized losses on the securities classified as available-for-sale totaling approximately $6,000.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort continues to be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment utilizing investment bankers. Although there are many prospects, no capital was raised in 2015.

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements for capital adequacies.  The Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk rated assets of 8%.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%.  UBS and the Bank are “adequately capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

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

 As indicated in Table 14, the UBS and the Bank are currently “adequately capitalized” but below the requirements to be “well capitalized” are currently “adequately capitalized” but below the requirements of the new rule to be “well capitalized” and the requirements of the Consent Orders. Management has developed a Capital Plan that includes profitability and external investment to improve its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

(In 000’s)	December 31, 2015				December 31, 2014
	Actual	Minimum to be Well Capitalized			Actual	Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,081	8.50%	N/A		$3,684	8.60%	N/A
Bank	3,081	8.50	$3,623	10.00%	3,684	8.60	$4,283	10.00%
Tier I capital to risk weighted assets
Company	2,663	7.35	N/A		3,146	7.35	N/A
Bank	2,663	7.35	$2,899	8.00%	3,146	7.35	$2,570	6.00%
Common equity Tier I capital to risk weighted assets
Company	2,663	7.35	N/A		3,146	7.35	N/A	N/A
Bank	2,663	7.35	$2,355	6.50%	3,146	7.35	N/A	N/A
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,663	4.57	N/A		3,146	5.18	N/A
Bank	2,663	4.57	$2,915	5.00%	3,146	5.18	$3,038	5.00%
Tangible common equity to tangible assets
Company	2,663	4.52	N/A	N/A	3,146	5.20	N/A	N/A
Bank	2,663	4.52	N/A	N/A	3,146	5.20	N/A	N/A

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

 See Consolidated Financial Statements on pages 58 to 98 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2015.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this Report (the “Evaluation Date”). A control system, no matter how well designed and operated, can provide only reasonable, not absolute insurance, that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic and annual reports.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weaknesses described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of December 31, 2015 in connection with the credit administration function including documentation of annual reviews, the identification of impaired loans, and the valuation of impaired loans and foreclosed collateral property as well as the timeliness of financial reporting related to the support for several asset quality matters that could have a material effect on the consolidated financial statements.

To address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) To ensure timely financial reporting, in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that was in existence as of December 31, 2015. Additional changes will be implemented as determined necessary.  Although our remediation efforts have been implemented, our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

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

Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act which permits small reporting companies, such as the Company, to provide only management’s report in this annual report.

ITEM 9B—OTHER INFORMATION

 Shareholders’ Meeting--A shareholders’ annual meeting of UBS was held on December 11, 2015.  Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Exchange Act and there were no solicitation in opposition to the management’s nominees as listed in the proxy statement and all such nominees were elected.

 The matters voted upon at the shareholders’ annual meeting of UBS were the election of two Class D directors and the ratification of the appointment of RSM US LLP as UBS’ independent registered public accounting firm for the year 2015.

The votes cast at the meeting for the election of directors, for, against or withheld, as well as a number of absentee and non-broker votes as to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office is as follows:

53.27% Shares Voted	438,838 of 823,725 Shares

Question	FOR	AGAINST	WITHHOLD/ABSTAIN
Election of two Class D directors for a term of four years each until their successors are elected and qualified
William B. Moore	427,046	5,983	5,809
Evelyn F. Smalls	428,129	4,900	5,809
Ratify RSM US LLP	435,288	2,400	1,150

Preferred Stock Designation--On March 22, 2017, the Company authorized the issuance of 1,350 shares of its 7.00% Noncumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) to Fulton Financial Corporation for an aggregate purchase price of $675,000 to support the Bank’s growth and liquidity.  The offering was completed pursuant to Section 4(a)(2) of the Securities Act of 1933.  The Series B Preferred Stock ranks senior to the Company’s common stock with regard to dividends and distributions upon liquidation.  Dividends on the Series B Preferred Stock are noncumulative and payable, if authorized and declared by the Company’s board of directors out of funds legally available therefore, annually in arrears on each March 15, commencing on March 15, 2018, at an annual rate of 7% of the $500 liquidation preference per share (equivalent to $35 per share per annum) in cash.

Subject to the terms and conditions provided by the certificate of designation of the Series B Preferred Stock (the “Certificate of Designation”), the Company, at its option, subject to the approval of the Company’s appropriate Federal banking agency, may redeem shares of the Series B Preferred Stock at the time outstanding in whole or in part, from time to time, on or after March 22, 2022, at a cash redemption price equal to the sum of (i) $500 per share plus (ii) the amount of any declared and unpaid dividends, without accumulation of any undeclared dividends.  The Series B Preferred Stock may also be redeemed following the occurrence of certain regulatory events specified in the Certificate of Designation.  Holders of the Series B Preferred Stock generally have no voting power except when the Company seeks to (a) authorize, create or issue any class of the Company’s stock that ranks senior to the Series B Preferred Stock, or (b) amend, alter or repeal provisions of the Company’s articles of incorporation, including the Certificate of Designation, or bylaws, including by consolidation or merger, so as to adversely affect the voting powers, preferences or special rights of holders of the Series B Preferred Stock.  Notwithstanding the foregoing, an alteration or change to the provisions of the Company’s articles of incorporation or bylaws shall not be deemed to affect the voting powers, preferences or special rights of the holders of the Series B Preferred Stock, provided that: (x) the Series B Preferred Stock remain outstanding with the terms thereof unchanged; or (y) the Series B Preferred Stock are converted in a merger or consolidation transaction into shares of the surviving or successor corporation or the direct or indirect parent of the surviving or successor corporation having terms substantially identical to the terms of the Series B Preferred Stock set forth herein.  Additionally, (1) any increase in the amount of the authorized common stock or preferred stock of the Company or the creation or issuance of any other classes or series of stock of the Company that ranks on parity with or is junior to the Series B Preferred Stock as to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the affairs of the Company and (2) any change to the number of directors or number or classes of directors shall not be deemed to adversely affect the voting powers, preferences or special rights of the holders of the Series B Preferred Stock.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a) Directors of the Registrant and Bank

			Year first	Term
Name	Age	Principal occupation and other directorships	became director	Will expire
Bernard E. Anderson	78	Economist Whitney M. Young, Jr. Professor Emeritus Wharton School, University of Pennsylvania	2002	2018
		Philadelphia, PA

David R. Bright	76	Retired, Executive Vice President
		Meridian Bancorp	2002	2018
		Philadelphia, PA

Joseph T. Drennan	71	Former Chief Financial Officer	2004	2018
		Universal Capital Management, Inc.
		Wilmington, DE

L. Armstead Edwards	73	Chairman of the Board,	1993	2016
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	70	Retired as co-Founder, John Frazier, Inc. Philadelphia, Pennsylvania	1996	2016

William B. Moore	73	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2019
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	70	President and CEO of Registrant	2000	2019
		and United Bank of Philadelphia

Ernest L. Wright	87	Founder, President and	1993	2016
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b) Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	71	President and Chief Executive Officer
Brenda M. Hudson-Nelson	55	Executive Vice President/Chief Financial Officer

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

Dr. Bernard E. Anderson a director since 2002 and chairs the Asset Liability Committee.  Dr. Anderson as an economist brings a dynamic perspective to the Bank as a retired Whitney E. Young, Jr., Professor of Management, The Wharton School, University of Pennsylvania  As an Advisor to the Urban League of Philadelphia as well as the National Urban League, Dr. Anderson firmly believes that economic disparities among minority groups can be remediated through public and private policies aimed at expanding economic opportunity for all with the Philadelphia region specifically and across the country in general.

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

 The Board has an active role, as a whole and also at the committee level, in overseeing management of UBS’ risks.  The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to areas of financial reporting, internal controls and compliance with accounting regulatory requirements.  Employees who oversee day-to-day risk management duties, including the Vice President/Chief Risk Officer and Compliance Officer, report their findings to the Audit Committee.  The Loan Committee of the Bank assists the Board with fulfilling its oversight responsibilities with respect to management of risks related to the Bank’s loan portfolio and its credit quality.  The Asset Liability Management Committee of the Bank assists the Board with fulfilling its oversight responsibilities with respect to management of interest risk and the Bank’s investment portfolio.

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

Policy for Attendance at Annual Meetings

         UBS has a policy requiring all of its directors to attend UBS’ annual meeting.  At the annual meeting held on December 11, 2015, all of the directors attended the meeting with the exception of Joseph T. Drennan who was ill.

GENERAL INFORMATION ABOUT UBS€AND BANK€ BOARDS OF DIRECTORS

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

Meetings and Executive Sessions of Independent Directors

 In 2015, the UBS’ and the Bank’s Board of Directors met at least monthly, except in August, and during 2015 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2015, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2015, and the committee meetings held by each committee on which the director served, except Joseph T. Drennan, who attended 73% of the Board meetings.

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

       Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2015.

         Compensation Committee.  The Compensation Committee is comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, and Marionette Y. Wilson (Frazier).  The Committee meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2015, the Compensation Committee held one (1) meeting to discuss the performance and compensation of the executive officers.  A copy of the Compensation Committee charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

          Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2015. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethnic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.  The Committee held one (1) meeting during 2015 resulting in the decision to nominate Class D directors for re-election.

 Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2015, the Asset and Liability Management Committee held four (4) meetings.

 Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2015, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

      The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.  Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2015.

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

      In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2015, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with RSM US LLP (formerly McGladrey LLP), our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of   RSM US LLP, and (iv) has received and reviewed the written disclosures and the letter from RSM US LLP required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding RSM US LLP’s communications with the Audit Committee concerning independence and has discussed with RSM US LLP its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2015 to be filed with the SEC.

 UBS’ Audit Committee is composed of Joseph T. Drennan (Chairman), L. Armstead Edwards, William B. Moore, and Marionette Y. Wilson who each endorsed this report.

         Respectfully submitted:

Joseph T. Drennan (Chairman),

William B. Moore

L. Armstead Edwards,

Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

 The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of March 31, 2017:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of March 31, 2017	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	71	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	55	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

 Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2015.

ITEM 11 — EXECUTIVE COMPENSATION

The Compensation Committee is comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2015, the Compensation Committee held one (1) meeting as the Compensation Committee.

The Committee’s Process

The Compensation Committee reviewed relevant industry data to assist with carrying out certain responsibilities with respect to executive compensation including a “benchmarking” study of executive officer compensation comparing each officer’s salary and total compensation with a financial services industry database with similar size and complexity organizations and positions.  The review indicated that the total compensation of the Company’s executive officers was significantly below the average of its peer group.

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2015.

Components of Compensation for 2015

For the fiscal year ended December 31, 2015, the components of executive compensation were:

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

Summary Compensation Table

 The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls Chief Executive Officer	2015 2014	$ 168,000 168,000	$0 0	$0 0	$0 0	$0 0	$0 0	$10,716 9,209	$178,716 177,209

Brenda Hudson-Nelson, Chief Financial Officer	2015 2014	$121,000 121,000	0 0	0 0	0 0	0 0	0 0	$6,449 6,095	$127,449 127,095

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

Transactions with Related Parties

 Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2015. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

Our written Audit Committee Charter requires our Audit Committee to approve related party transactions. Our written Policy on Related Party Transactions establishes procedures for the Audit Committee’s review and approve of related party transactions other than excepted transactions and preapproved transactions. Transactions available to all employees generally, and transactions involving less than $120,000 when aggregated with all similar transactions in any calendar year, are excepted transactions. The following types of transactions are preapproved transactions:

• Compensation payable to directors or officers if reportable under Item 402 of the Commission’s Regulation S-K;

• Compensation payable to an immediate family member of another director or executive officer, if approved by the Executive Committee acting as the Compensation Committee;

• Transactions with another company (including charitable contributions, grants or endowments to a charitable organization) at which a related person’s only relationship is as an employee (other than executive officer), director or less than 10% owner, if the aggregate amount involved does not exceed $200,000 or 5% of that company’s total revenues; and

• Routine banking relationships that otherwise comply with banking laws and regulations.

The Audit Committee is to apply the following standards when it reviews related party transactions for approval:

• Whether the transaction is on terms no less favorable to the Corporation than terms generally available with an unaffiliated third party under similar circumstances;

• The extent of the related person’s interest in the transaction; and

• Other factors the committee deems appropriate.

For loan transactions, our written Regulation O Policy requires the Executive Committee to review and approve loan transactions with directors, executive officers and their related interests in accordance with the standards established by Federal Reserve Board Regulation O.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to UBS, as of March 31, 2017(1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.

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
401 Cypress Street
Philadelphia, PA 19106

(1) As of March 31, 2017, there were 826,921 shares of UBS’ voting Common Stock outstanding. Wells Fargo (formerly Wachovia Corporation) owned 241,666 shares of UBS Common Stock of which 50,000 are voting shares. On February 18, 2015, Wells Fargo returned all shares (voting and nonvoting) for cancellation.

(2) UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of April 27, 2016 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

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

(1)

Stock ownership information is given as of April 27, 2016 and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of April 27, 2016. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2015 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2015	2014

Audit Fees	$191,912	$ 187,636
Audit-related fees	-	-
Tax fees	11,000	18,500
All other fees	-	-
Total fees	$202,912	$ 206,136

Services Provided by RSM US LLP

1)

Audit Fees—These are fees for professional services performed by RSM US LLP in 2015 and 2014 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

2)	Tax Fees—These are fees for professional services performed by RSM US LLP with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

Our Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of RSM US LLP and determined that to be the case.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:

			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	58

		Consolidated Balance Sheets at December 31, 2015 and 2014.	59
		Consolidated Statements of Operations and Comprehensive Loss for the two years ended December 31, 2015.	60

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2015.	61

		Consolidated Statements of Cash Flows for the two years ended December 31, 2015.	62

		Notes to Consolidated Financial Statements	63

	2.	Financial Statement Schedules

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

l)	Certificate of Designation, Preferred Stock, Series B

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	June 8, 2017

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	June 8, 2017
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	June 8, 2017
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	June 8, 2017

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	June 8, 2017

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	June 8, 2017

Bernard E. Anderson, Director

/s/________________________________________	June 8, 2017

David R. Bright, Director

/s/________________________________________	June 8, 2017

Joseph T. Drennan, Treasurer, Director

/s/_________________________________________	June 8, 2017
Ernest L. Wright, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of United Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Blue Bell, Pennsylvania
June 8, 2017

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

Assets:	2015	2014
Cash and due from banks	$2,107,359	$1,919,494
Interest-bearing deposits with banks	310,739	310,088
Federal funds sold	8,364,000	1,007,000
Cash and cash equivalents	10,782,098	3,236,582

Investment securities:
Available-for-sale, at fair value	7,572,029	8,539,892

Loans held for sale, at fair value	3,260,761	6,160,183

Loans held at fair value	2,458,930	628,750

Loans, net of unearned discounts and deferred fees	33,519,042	40,861,890
Less allowance for loan losses	(418,013)	(734,567)
Net loans	33,101,029	40,127,323
Bank premises and equipment, net	492,730	549,466
Accrued interest receivable	175,416	249,571
Other real estate owned	479,627	563,543
Prepaid expenses and other assets	661,618	408,956
Total assets	$58,984,238	$60,464,266
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$16,417,150	$14,984,387
Demand deposits, interest-bearing	13,605,888	13,738,476
Savings deposits	11,680,878	12,091,282
Time deposits, under $250,000	7,505,729	8,642,512
Time deposits, $250,000 and over	6,752,759	7,505,656
Total deposits	55,962,404	56,962,313
Accrued interest payable	9,157	16,253
Accrued expenses and other liabilities	332,915	305,060
Total liabilities	56,304,476	57,283,626

Commitments and Contingencies (Notes 5, 10, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 and 136,842 issued and outstanding at December 31, 2015 and 2014, respectively	993	1,368
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 and 1,068,588 issued and outstanding at December 31, 2015 and 2014, respectively	8,269	8,769
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;0 and 191,667 issued and outstanding at December 31, 2015 and 2014, respectively.	-	1,917
Additional paid-in-capital	14,752,644	14,749,852
Accumulated deficit	(12,062,818)	(11,568,043)
Accumulated other comprehensive loss	(19,326)	(13,223)
Total shareholders’ equity	2,679,762	3,180,640
Total liabilities and shareholders’ equity	$58,984,238	$60,464,266

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2015	2014
Interest income:
Interest and fees on loans	$2,392,183	$2,685,241
Interest on investment securities	179,065	233,486
Interest on federal funds sold	15,418	8,345
Interest on time deposits with other banks	659	3,319
Total interest income	2,587,325	2,930,391

Interest expense:
Interest on time deposits	38,070	39,847
Interest on demand deposits	25,125	26,893
Interest on savings deposits	5,882	6,176
Total interest expense	69,077	72,916
Net interest income	2,518,248	2,857,475
(Credit) provision for loan losses	(68,000)	162,000

Net interest income after provision for loan losses	2,586,248	2,695,475

Noninterest income:
Customer service fees	416,480	385,633
ATM fee income	118,550	154,788
Loan syndication fee income	150,000	152,550
Net (loss) gain on sale of other real estate	(16,848)	11,321
Gain on sale of investment securities	-	6,216
Net change in fair value of financial instruments	232,797	353,035
Gain on sale of loans	410,040	228,239
Other income	85,894	85,196
Total noninterest income	1,396,913	1,376,978

Noninterest expense:
Salaries, wages and employee benefits	1,572,595	1,623,194
Occupancy and equipment	972,561	1,000,007
Office operations and supplies	308,070	282,372
Marketing and public relations	73,590	89,765
Professional services	318,774	312,954
Data processing	389,008	418,040
Loan and collection costs	255,809	147,553
Other real estate owned, net	11,303	20,600
Deposit insurance assessments	134,800	140,400
Other operating	441,426	380,635
Total noninterest expense	4,477,936	4,415,520
Net loss before income taxes	(494,775)	(343,067)
Provision for income taxes	-	-
Net loss	$ (494,775)	$ (343,067)

Net loss per common share—basic and diluted	$ (0.57)	$ (0.32)
Weighted average number of common shares	863,999	1,068,588
Comprehensive Loss
Net loss	$ (494,775)	$ (343,067)
Unrealized (losses) gains on available for sale securities	(6,103)	313,823
Total comprehensive loss	$ (500,878)	$ (29,244)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2015 and 2014

	Series A preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	income (loss)	Equity
Balance at December 31, 2013	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(11,224,976)	$(327,046)	$ 3,209,884
Net loss	-	-	-	-	-	(343,067)	-	(343,067)
Other comprehensive income, net of tax	-	-	-	-	-	-	313,823	313,823
Balance at December 31, 2014	136,842	$1,368	1,068,588	$10,686	$14,749,852	$(11,568,043)	$(13,223)	$ 3,180,640

Net loss						(494,775)		(494,745)
Other comprehensive loss,net of tax							(6,103	(6,103
Cancellation of common stock			(241,667)	(2,417)	2,417
Cancellation of Preferred Series A stock	(37,500)	(375)			375
Balance at December 31, 2015	99,342	$ 993	826,921	$ 8,269	$14,752,644	$(12,062,818)	$(19,326)	$ 2,679,762

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2015	2014

Cash flows from operating activities:
Net loss	$ (494,775)	$ (343,067)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
(Credit) provision for loan losses	(68,000)	162,000
Net loss (gain) on sale of other real estate	16,848	(11,321)
Gain on sale of loans	(410,040)	(228,239)
Gain on sale of securities	-	(6,216)
Amortization of premiums on investments	16,996	23,107
Depreciation on fixed assets	177,987	175,465
(Write-up) write-down of other real estate owned	(39,294)	13,250
Loans originated for sale	(4,721,164)	(6,257,496)
Proceeds from sale of loans held-for-sale	6,433,243	2,124,192
Net change in fair value of financial instruments	(232,797)	(353,035)
(Increase) decrease in accrued interest receivable and other assets	(178,507)	123,201
Increase (decrease) in accrued interest payable and other liabilities	20,759	(110,013)
Net cash provided by (used in) operating activities	521,256	(4,688,172)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(1,200,118)	(48)
Proceeds from maturity and principal reductions of
available-for-sale investment securities	2,144,881	421,149
Proceeds from sale of available-for sale investment securities	-	915,918
Proceeds from sale of other real estate owned	254,603	107,115
Net decrease in loans	6,946,054	914,146
Purchase of bank premises and equipment	(121,251)	(75,772)
Net cash provided by investing activities	8,024,169	2,282,508

Cash flows from financing activities:
Net decrease in deposits	(999,909)	(147,532)
Net cash used in financing activities	(999,909)	(147,532)
Net increase (decrease) in cash and cash equivalents	7,545,516	(2,553,196)
Cash and cash equivalents at beginning of year	3,236,582	5,789,778
Cash and cash equivalents at end of year	$10,782,098	$3,236,582
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 71,176	$ 69,385
Noncash transfer of loans to other real estate owned	$148,241	$ 239,500

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

 Securities

 Bonds, notes, and debentures for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Bank’s asset/liability management strategy and possibly sold in response to changes in interest rates, prepayments and similar factors are classified as “Available for Sale.”  These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive loss, net of the related income tax effect.  Gains and losses on the sale of such securities are accounted for on the specific identification basis in the statements of operations on the trade date.

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

December 31, 2015 and 2014

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive loss.  In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected present value of cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive loss.  No investment securities held by the Bank as of December 31, 2015 and 2014 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

Loans Held for Sale

From time to time, the Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are classified as held-for-sale and carried at estimated fair value based on a loan-by-loan valuation using actual market bids in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  For the years ended December 31, 2015 and 2014, the Bank recorded a net change in fair value of financial instruments totaling approximately $233,000 and $353,000, respectively, related to the SBA loans held for sale and the retained un-guaranteed portion of SBA loans held by the Bank and carried at fair value.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2015 or 2014, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

December 31, 2015 and 2014

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

 Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2015 presentation, with no impact on earnings or shareholders’ equity.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Comprehensive (Loss) Income

Comprehensive (loss) income includes net loss as well as certain other items that result in a change to equity during the period. The components of other comprehensive (loss) income are as follows:

December 31, 2015
(in 000’s)	Before tax	Tax	Net of tax
	amount	Benefit	Amount

Unrealized loss on securities	$ (9)	$ 3	$ (6)
Unrealized holding loss arising during period	-	-	-
Less: reclassification adjustment for gains
realized in net loss	-	-	-
Other comprehensive loss, net	$ (9)	$ 3	$ (6)

December 31, 2014
	Before tax	Tax	Net of tax
	amount	(Expense)	Amount
Unrealized income on securities:
Unrealized holding income arising during period	$ 475	$ (157)	$ 318
Less: reclassification adjustment for gains
realized in net loss	(7)	3	(4)
Other comprehensive income, net	$ 468	$ (154)	$ 314

Recent Accounting Pronouncements

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers” Issued in May 2014, ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the 69 Effective Date. This amendment defers the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016- 08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which amends the principal versus agent guidance and clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. In addition, the FASB issued ASU Nos. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and 2016-12, Narrow-Scope Improvements and Practical Expedients, both of which provide additional clarification of certain provisions in Topic 606. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. Early adoption is permitted only as of annual reporting periods after December 15, 2016. The standard permits the use of either the retrospective or retrospectively with the cumulative effect transition method. The Company is currently in the process of evaluating all revenue streams, accounting policies, practices and reporting to identify and understand any impact on the Consolidated Financial Statements. The preliminary evaluation suggests that adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2017-04 (Topic 350), “Intangibles – Goodwill and Others” Issued in January 2017, ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

ASU 2017-01 (Topic 805), “Business Combinations” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017 including interim periods within those periods. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments” Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. ASU 2016-13 is effective for the annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

ASU 2016-02 (Topic 842), “Leases” Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition 70 approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

ASU 2016-01 (Subtopic 825-10), “Financial Instruments – Overall, Recognition and Measurement of Financial Assets and Financial Liabilities” Issued in January 2016, ASU 2016-01 provides that equity investments will be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable an entity may elect to measure the equity investment at cost, minus impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument-specific credit risk. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Entities may apply this guidance on a prospective or retrospective basis. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

ASU 2016-15 (Topic 320), “Classification of Certain Cash Receipts and Cash Payments” Issued in August 2016, ASU 2016-15 provides guidance on eight specific cash flow issues and their disclosure in the consolidated statements of cash flows. The issues addressed include debt prepayment, settlement of zero-coupon debt, contingent consideration in business combinations, proceeds from settlement of insurance claims, proceeds from settlement of BOLI, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the Predominance principle. 2016-15 is effective for the annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance and does not anticipate a material impact on its consolidated financial statements.

ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” Issued on August 15, 2014, ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures as adoption of the new accounting standard could result in a different conclusion.

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2015. Required reserve balances were $100,000 as of December 31, 2015 and 2014.

3.  INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the available-for-sale and held-to-maturity investment securities by major security type at December 31, 2015 and 2014 are as follows:

(In 000’s)	2015
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$ 3,697	$ 3	$ (38)	$ 3,662
Government Sponsored Enterprises residential mortgage-backed securities	3,774	36	(30)	3,780
Investments in money market funds	130	-	-	130
	$ 7,601	$ 39	$ (68)	$ 7,572

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

2. INVESTMENTS-Continued

2014
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$ 4,097	$ -	$ (61)	$ 4,036
Government Sponsored Enterprises residential mortgage-backed securities	4,333	60	(20)	4,374
Investments in money market funds	130	-	-	130
	$ 8,560	$ 60	$ (81)	$ 8,540

In 2015, $1,600,000 in U.S. Government agencies securities were called. There were no gross gains or losses from these transactions during 2015.  No securities were called in 2014.

There were no sales of securities in 2015.  In 2014, the Bank sold securities with a book value totaling approximately $910,000, for which a gain of approximately $6,000 was recognized.

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2015 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	value	Losses	Value	Losses	value	Losses

U.S. Government
agency securities	9	$ 2,416	$ (32)	$ 243	$ (6)	$ 2,659	$ (38)

Mortgage backed
securities	8	1,486	(19)	227	(11)	1,713	(30)
Total temporarily
impaired investment
securities	17	$ 3,902	$ (51)	$ 470	$ (17)	$ 4,372	$ (68)

The table below indicates the length of time individual securities held-to-maturity have been in a continuous unrealized loss position at December 31, 2014 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	value	Losses	Value	Losses	value	losses

U.S. Government
agency securities	13	$ 246	$ (4)	$ 3,290	$ (57)	$ 3,536	$ (61)

Mortgage backed
securities	6	-	-	1,440	(20)	1,440	(20)
Total temporarily
impaired investment
securities	19	$ 246	$ (4)	$ 4,730	$ (77)	$ 4,976	$ (81)

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by market rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities were caused by market rate changes. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015 and 2014.

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

Maturities of investment securities classified as available-for-sale at December 31, 2015 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

(In 000’s)

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	3,697	3,662
Government-sponsored enterprises residential mortgage-backed securities	3,774	3,780
Total debt securities	7,471	7,442
Investments in money market funds	130	130
	$ 7,601	$ 7,572

As of December 31, 2015 and 2014, investment securities with a carrying value of $7,075,883 and $6,898,559, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	December 31,	December 31,
(In 000's)	2015	2014

Commercial and industrial:
Commercial	$ 1,535	$ 2,563
SBA loans	40	168
Asset-based	1,487	1,904
Total commercial and industrial	3,062	4,635

Commercial real estate:
Commercial mortgages	13,774	15,470
SBA loans	353	525
Construction	2,175	3,423
Religious organizations	10,112	12,138
Total commercial real estate	26,414	31,556

Consumer real estate:
Home equity loans	897	1,047
Home equity lines of credit	20	22
1-4 family residential mortgages	1,924	2,228
Total consumer real estate	2,841	3,297

Total real estate	29,255	34,853

Consumer and other:
Consumer installment	-	7
Student loans	1,081	1,221
Other	121	145
Total consumer and other	1,202	1,373

Loans, net	$ 33,519	$ 40,861

At December 31, 2015 and 2014, unamortized net deferred fees totaled $253,139 and $52,909 respectively, and are included in the related loan accounts. At December 31, 2015 and 2014, the unearned discount totaled $22,272 and $26,177, respectively, and is included in the related loan accounts.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

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

December 31, 2015 and 2014

The Bank performs an annual loan review by an independent third party firm that reviews and validates the credit risk program.  The results of these reviews are presented to the board and management.  The loan review process reinforces the risk identification and assessment decisions made by lenders and credit administration personnel, as well as the Bank’s policies and procedures.

 Concentrations of Credit. The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans. Approximately $17 million of these loans are secured by owner occupied commercial real estate as of December 31, 2015. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2015 were $10 million, or 34%, of the commercial portfolio.

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

	2015	2014
Balance outstanding at December 31,	$ 845,477	$ 858,861
Principal additions	-	52,000
Disaffiliations	-	-
Principal reductions	(70,399)	(65,384)
Balance outstanding at December 31,	$ 775,078	$ 845,477

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

An age analysis of past due loans, segregated by class of loans, as of December 31, 2015 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 110	$ 110	$ 1,425	$ 1,535
SBA loans	-	-	40	40	-	40
Asset-based	11	-	289	300	1,187	1,487
Total commercial and industrial	11	-	439	450	2,612	3,062

Commercial real estate:
Commercial mortgages	169	39	1,335	1,543	12,231	13,774
SBA loans	-	-	271	271	82	353
Construction	-	-	-	-	2,175	2,175
Religious organizations	-	-	471	471	9,641	10,112
Total commercial real estate	169	39	2,077	2,285	24,129	26,414

Consumer real estate:
Home equity loans	56	125	358	539	358	897
Home equity lines of credit	-	-	-	-	20	20
1-4 family residential mortgages	35	-	129	164	1,760	1,924
Total consumer real estate	91	125	487	703	2,138	2,841

Total real estate	260	164	2,564	2,988	26,267	29,255

Consumer and other:
Consumer installment	-	-	-	-	-	-
Student loans	66	129	-	195	886	1,081
Other	2	-	-	2	119	121
Total consumer and other	68	129	-	197	1,005	1,202

Total loans	$ 339	$ 293	$ 3,003	$ 3,635	$ 29,884	$ 33,519

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

An age analysis of past due loans, segregated by class of loans, as of December 31, 2014 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 248	248	$ 2,315	$ 2,563
SBA loans	-	-	48	48	120	168
Asset-based	-	-	-	-	1,904	1,904
Total Commercial and industrial	-	-	296	296	4,339	4,635

Commercial real estate:
Commercial mortgages	17	83	985	1,085	14,385	15,470
SBA loans	-	-	118	118	407	525
Construction	-	-	-	-	3,423	3,423
Religious organizations	-	-	520	520	11,618	12,138
Total Commercial real estate	17	83	1,623	1,723	29,833	31,556

Consumer real estate:
Home equity loans	246	-	368	614	433	1,047
Home equity lines of credit	-	-	-	-	22	22
1-4 family residential mortgages	-	-	194	194	2,034	2,228
Total consumer real estate	246	-	562	808	2,489	3,297

Total real estate	263	83	2,185	2,531	32,322	34,853

Consumer and other:
Consumer installment	-	-	-	-	7	7
Student loans	136	88	-	224	997	1,221
Other	12	-	-	12	133	145
Total consumer and other	148	88	-	236	1,137	1,373

Total loans	$ 411	$ 171	$ 2,481	$ 3,063	$ 37,798	$ 40,861

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

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

The Company records partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  In 2015 and 2014, the Bank made a partial charge-offs totaling approximately $212,000 and $253,000, respectively, related to one impaired commercial and industrial loan. Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Year-end 2015 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$ 818	$ 353	$ -	$ 353	$ -	$ 446	$ -
SBA loans	46	-	46	46	-	38	2
Asset-based	40	40	-	40	-	54	2
Total Commercial and industrial	904	393	46	439	-	538	4

Commercial real estate:
Commercial mortgages	1,334	810	524	1,334	91	579	9
SBA Loans	271	271	-	271	-	161	2
Religious Organizations	471	471	-	471	-	630	2
Total Commercial real estate	2,076	1,552	524	2,076	91	1,370	13

Total Loans	$ 2,980	$ 1,945	$ 570	$ 2,515	$ 91	$ 1,908	$ 17

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

Year-end 2014 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$ 501	$ 38	$ 210	$ 248	$ 199	$ 248	$ 3
SBA loans	94	46	48	94	48	52	-
Asset-based	40	40	-	40	-	4	1
Total Commercial and industrial	635	124	258	382	247	304	4

Commercial real estate:
Commercial mortgages	985	616	369	985	27	933	3
SBA Loans	118	118	-	118	-	124	-
Religious Organizations	520	520	-	520	-	607	-
Total Commercial real estate	1,623	1,254	369	1,623	27	1,664	3

Total Loans	$2,258	$1,378	$ 627	$ 2,005	$ 274	$ 1,968	$ 7

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

December 31, 2015 and 2014

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)		Commercial Loans, December 31, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 285	$ 922	$ 16	$ 58	$ 254	$ -	$ 1,535
SBA loans	-	-	-	-	40	-	40
Asset-based	-	900	222	-	289	76	1,487
	285	1,822	238	58	583	76	3,062
Commercial real estate:
Commercial mortgages	-	10,689	1,098	613	1,151	223	13,774
SBA Loans	-	82	-	-	271	-	353
Construction	-	2,175	-	-	-	-	2,175
Religious organizations	-	7,624	1,131	886	471	-	10,112
	-	20,570	2,229	1,499	1,893	223	26,414

Total commercial loans	$ 285	$ 22,393	$ 2,467	$ 1,557	$ 2,476	$ 299	$29,476

			Residential Mortgage and Consumer Loans December 31, 2015

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 539		$ 358	$ 897
Home equity line of credit	20		-	20
1-4 family residential mortgages	1,795		129	1,924
	2,354		487	2,841

Consumer Other:
Consumer Installment	-		-	-
Student loans	1,081		-	1,081
Other	121		-	121
	1,202		-	1,202

Total consumer loans	$ 3,556		$ 487	$ 4,043

Total loans							$33,519

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

(In 000's)		Commercial Loans, December 31, 2014
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 300	$ 1,321	$ 474	$ 220	$ 113	$ 135	$ 2,563
SBA loans	-	80	-	-	88	-	168
Asset-based	-	1,734	124	-	46	-	1,904
	300	3,135	598	220	247	135	4,635
Commercial real estate:
Commercial mortgages	-	13,024	724	57	1,348	317	15,470
SBA Loans	-	237	170	-	118	-	525
Construction	-	3,423	-	-	-	-	3,423
Religious organizations	-	9,730	1,185	703	520	-	12,138
	-	26,414	2,079	760	1,986	317	31,556

Total commercial loans	$ 300	$ 29,549	$ 2,677	$ 980	$ 2,233	$ 452	$ 36,191

			Residential Mortgage and Consumer Loans December 31, 2014
	- Performing/Nonperforming
	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 679		$ 368	$ 1,047
Home equity line of credit	22		-	22
1-4 family residential mortgages	2,034		194	2,228
	2,735		562	3,297

Consumer Other:
Consumer Installment	7		-	7
Student loans	1,221		-	1,221
Other	145		-	145
	1,373		-	1,373

Total consumer loans	$ 4,108		$ 562	$ 4,670

Total loans							$40,861

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

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

All of these factors may be susceptible to significant change.  During 2015, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has not experienced losses or charge-offs.  In addition, the average historical loss factors increased for the commercial and industrial segment of the portfolio as a result of a $212,000 charge-off during the year. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2015 and 2014 is as follows:

(in 000's)		For the Year Ended December 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$ 403	$ 300	$ 20	$ 12	$ 735
Provision for loan losses	3	(47)	(18)	(6)	(68)

Charge-offs	(259)	(3)	-	(17)	(279)
Recoveries	4	-	6	20	30
Net charge-offs	(255)	(3)	6	3	(249)

Ending balance	$ 151	$ 250	$ 8	$ 9	$ 418

(in 000's)		For the Year Ended December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Beginning balance	$ 483	$ 280	$ 59	$ 17	$ 839
Provision for loan losses	169	20	(28)	1	162

Charge-offs	(253)	-	(19)	(30)	(302)
Recoveries	4	-	8	24	36
Net charge-offs	(249)	-	(11)	(6)	(266)

Ending balance	$ 403	$ 300	$ 20	$ 12	$ 735

(in 000's)		As of December 31, 2015

	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$ -	$ 91	$ -	$ -	$ 91
Loans collectively evaluated for impairment	151	159	8	9	327
	$ 151	$ 250	$ 8	$ 9	$ 418
Loans, ending balance:
Loans individually evaluated for impairment	$ 439	$ 2,076	$ -	$ -	$ 2,515
Loans collectively evaluated for impairment	2,623	24,338	2,841	1,202	31,314
Total	$ 3,062	$ 26,414	$ 2,841	$ 1,202	$ 33,519

As of December 31, 2014
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer and other loans	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$ 247	$ 27	$ -	$ -	$ 274
Loans collectively evaluated for impairment	156	273	20	12	461
	$ 403	$ 300	$ 20	$ 12	$ 735
Loans, ending balance:
Loans individually evaluated for impairment	$ 382	$ 1,623	$ -	$ -	$ 2,005
Loans collectively evaluated for impairment	4,253	29,933	3,297	1,373	$ 38,856
Total	$ 4,635	$ 31,566	$ 3,297	$ 1,373	$ 40,861

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2015 and 2014 met the criteria of a TDR.  In addition, the Company had no loans classified as TDRs at December 31, 2015 and 2014.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2015	2014

Leasehold improvements	10-15 years	$ 788	$ 785
Furniture and equipment	3- 7 years	1,297	1,179
		2,085	1,964
Less accumulated depreciation		(1,592)	(1,415)
		$ 493	$ 549

Depreciation expense on fixed assets totaled $177,987 and $175,465 for the years ended December 31, 2015 and 2014, respectively.

The Bank leases its facilities and certain equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2015 and 2014 was $481,721 and $496,981, respectively. Future minimum lease payments under operating leases are as follows:

(In 000’s)

Year ending December 31,	Operating leases
2016	$ 423
2017	408
2018	416
2019	411
2020	332
Thereafter	888

Total minimum lease payments	$2,878

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

The following schedule reflects the components of other real estate owned at December 31, 2015 and 2014:

(in 000’s)	2015	2014	2013
Commercial real estate	$ 297	$ 191	$ 191
Residential real estate	183	373	242
Total	$ 480	$ 564	$ 433

A summary of the change in other real estate owned follows:

(in 000’s)	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning Balance	$ 564	$ 433
Additions, transfers from loans	148	240
Sales	(272)	(96)
	441	577
Write-ups (write-downs)	39	(13)
Ending Balance	$ 480	$ 564

The following table details the components of net expense of other real estate owned.

(in 000’s)	Year ended December 31, 2015	Year ended December 31, 2014
Insurance	$ 15	$ 21
Legal fees	-	2
Maintenance	-	-
Professional fees	-	-
Real estate taxes	14	20
Utilities	3	4
Transfer-in write-up	(88)	(47)
Impairment charges	49	13
Other	18	8
Total	$11	$ 21

7.  DEPOSITS

 At December 31, 2015, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2016	$13,074
	2017	644
	2018	438
	2019	43
	2020	15
	Thereafter	45

		$14,259

The Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $5 million.

Total deposits in excess of $250,000 totaled $6,753,000 and $7,507,000 at December 31, 2015 and 2014,  respectively.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

8.   BORROWINGS

 At December 31, 2015, the Bank has the ability to borrow up to $700,000 on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $750,000 in securities pledged.  As of December 31, 2015 and 2014, the Bank had no borrowings outstanding.

9.  INCOME TAXES

 At December 31, 2015, the Bank has net operating loss carry forwards of approximately $10,430,000 for income tax purposes that expire in 2022 through 2036.

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $3,934,024 and $3,774,484 as of December 31, 2015 and 2014, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

	December 31,
(in 000’s)	2015	2014

Deferred tax assets(liabilities):
Provision for loan losses	$ 46	$ 161
Unrealized gain on investment securities	10	7
Depreciation	(36)	7
Net operating carryforwards	3,538	3,233
Other, net	386	373
Valuation allowance for deferred tax assets	(3,934)	(3,774)
Net deferred tax assets	$ 10	$ 7

	2015	2014

Effective rate reconciliation:
Tax at statutory rate (34%)	$ (168)	$ (117)
Nondeductible expenses	8	9
Increase in valuation allowance	160	95
Other	-	13
Total tax expense	$ -	$ -

At December 31, 2015 and 2014, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and the ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

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

December 31, 2015 and 2014

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

A summary of the Bank’s financial instrument commitments is as follows:

	2015	2014

Commitments to extend credit	$5,903,000	$ 8,262,000
Outstanding letters of credit	333,000	1,036,000

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

December 31, 2015 and 2014

Level 1 Inputs

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs	Significant Unobservable Inputs
	31-Dec-15		(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$3,662	$ -	$3,662	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,780	-	3,780	-
Money Market Funds	130	130	-	-
Total	$7,572	$130	$7,572	-
Loans held for sale	$3,261	$ -	$3,261	-
Loans held at fair value	$2,459	$ -	$ -	$2,459

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs	Significant Unobservable Inputs
	31-Dec-14		(Level 2)	(Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$4,036	$ -	$4,036	$ -
Government Sponsored Enterprises residential mortgage-backed securities	4,374	-	$4,374	-
Money Market Funds	130	130	-	-
Total	$8,540	$130	$8,410	-
Loans held for sale	$6,160	$ -	$6,160	-
Loans held at fair value	$629	$ -	$ -	$629

As of December 31, 2015 and 2014, the fair value of the Bank’s available-for-sale securities portfolio was approximately $7,572,000 and $8,540,000, respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and model-based valuation techniques for which the significant assumptions can be corroborated by market data.  There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2015 or 2014.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	December 31, 2015 Fair value	December 31, 2014 Fair value	Principal valuation techniques	Significant observable inputs	December 31, 2015 Range of inputs	December 31, 2014 Range of inputs
Loans held at fair value:	$2,459	$629	Discounted cash flow	Constant prepayment rate	7.10% to 9.88%	7.58% to 8.52%
				Weighted average life	3.40 yrs to 8.78 yrs	3.75 yrs to 4.25 yrs
				Discount rate	7.76% to 9.94%	9.02% to 9.24%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	2015	2014
Balance at December 31,	$ 629	$ 447
Origination of loans	2,017	209
Principal repayments	(185)	(20)
Change in fair value of financial instruments	(2)	(7)
Balance at December 31,	$ 2,459	$ 629

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

Other real estate owned:  Other real estate owned (“OREO”) consists of properties acquired as a result of foreclosures and deeds in-lieu-of foreclosure. Properties are classified as OREO and are reported at the lower of cost or fair value less cost to sell. The measured impairment for collateral dependent of impaired loans is determined by the fair value of the collateral less estimated liquidation costs. Collateral values for OREO are determined by annual or more frequent appraisals if warranted by volatile market conditions, which may be discounted up to 10% based upon management’s review and the estimated cost of liquidation. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made on the appraisal process by the appraisers for differences between the comparable sales and income data available.  There was no valuation allowance for OREO at December 31, 2015.  The valuation allowance for OREO at December 31, 2014 was approximately and $13,000.

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2015, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2015.

Carrying Value at December 31, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2015
Impaired Loans Other real estate owned	$2,424 $ 480	- -	- -	$2,424 $ 480	$ - $ 39

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2014, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2014.

Carrying Value at December 31, 2014:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2014
Impaired Loans Other real estate owned	$1,731 564	- -	- -	$1,731 564	$(142) (13)

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

The fair value of financial instruments at year-end are presented below:

 (in 000’s)

	Level in	2015		2014
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$10,782	$10,782	$3,237	$3,237
Available for sale securities	(1)	7,572	7,572	8,540	8,540
Loans held for sale	Level 2	3,261	3,261	6,160	6,160
Loans held at fair value	Level 3	2,459	2,459	629	629
Loans, net of allowance for loan losses	(2)	33,101	33,082	40,127	40,069
Interest receivable	Level 2	175	175	250	250
Liabilities:
Demand deposits	Level 2	30,022	30,022	28,723	28,723
Savings deposits	Level 2	11,681	11,681	12,091	12,091
Time deposits	Level 2	14,259	14,242	16,148	16,157
Interest Payable	Level 2	9	9	16	16

(1) Level 1 for money market funds; Level 2 for all other securities.

(2) Level 2 for non-impaired loans; Level 3 for impaired loans.

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2015	2014
Assets:
Cash and cash equivalents	$ -	$ -
Investment in United Bank of Philadelphia	2,680	3,181
Total assets	$2,680	$3,181

Shareholders’ equity:
Series A preferred stock	1	1
Common stock	8	11
Additional paid-in capital	14,753	14,750
Accumulated deficit	(12,063)	(11,568)
Net unrealized holding losses on securities available-for-sale	(19)	(13)

Total shareholders’ equity	$2,680	$3,181

Condensed Statements of Operations

Years ended December 31,
(Dollars in thousands)	2015	2014
Other Expenses	$ -	$ -
Equity in net loss of subsidiary	(495)	(343)
Net loss	$ (495)	$ (343)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY (continued)

Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net loss	$ (495)	$ (343)
Adjustments:
Equity in net loss of subsidiary	495	343
Net cash used in operating activities	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$ -	$ -

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

The most recent notification as of December 31, 2015, from the FDIC and PADOB categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action due to the Consent Orders described below.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

 The Company and the Bank’s actual capital amounts and ratios are as follows:

	December 31, 2015				December 31, 2014
(In 000’s	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,081	8.50%	N/A		$3,684	8.60%	N/A
Bank	3,081	8.50	$3,623	10.00%	3,684	8.60	$4,283	10.00%
Tier I capital to risk weighted assets
Company	2,663	7.35	N/A		3,146	7.35	N/A
Bank	2,663	7.35	$2,899	8.00%	3,146	7.35	$2,570	6.00%
Common equity Tier I capital to risk weighted assets
Company	2,663	7.35	N/A		3,146	7.35	N/A	N/A
Bank	2,663	7.35	$2,355	6.50%	3,146	7.35	N/A	N/A
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,663	4.57	N/A		3,146	5.18	N/A
Bank	2,663	4.57	$2,915	5.00%	3,146	5.18	$3,038	5.00%
Tangible common equity to tangible assets
Company	2,663	4.52	N/A	N/A	3,146	5.20	N/A	N/A
Bank	2,663	4.52	N/A	N/A	3,146	5.20	N/A	N/A

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

December 31, 2015 and 2014

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

As of December 31, 2015, the Bank’s tier one leverage capital ratio was 4.57% and its total risk based capital ratio was 8.50%. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  Management has developed the written plans and policies required by the Consent Orders and will continue to endeavor to comply with the terms and conditions of the Orders.

14.  COMMITMENTS AND CONTINGENCIES

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

15.  SUBSEQUENT EVENTS

In 2016, correspondence was sent to financial institutions in the region to encourage them to consider an investment for CRA credit. In March 2017, the Bank received a preferred stock investment from Fulton Financial totaling $675,000.   As a result of this preferred stock investment, the Bank’s Tier 1 capital improved to 5.53% at March 31, 2017.  Under PCA standards, the Bank is considered “well capitalized”.

16.  EARNINGS PER SHARE COMPUTATION

 Net loss per common share is calculated as follows:

	Year ended December 31, 2015
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$ (494,775)
Basic EPS
Loss attributable to common stockholders	$ (494,775)	863,999	$ (0.57)
Diluted EPS
Loss attributable to common stockholders	$ (494,775)	863,999	$ (0.57)

	Year ended December 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(343,067)
Basic EPS
Loss attributable to common stockholders	$(343,067)	1,068,588	$ (0.32)
Diluted EPS
Loss attributable to common stockholders	$(343,067)	1,068,588	$ (0.32)

There were no common stock equivalents for the years December 31, 2015 and 2014.

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

 The following summarizes the company’s consolidated results of operations during 2015 and 2014, on a quarterly basis:

     (Dollars in thousands)

	2015
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 609	$ 636	$ 630	$712
Interest expense	17	17	17	18
Net interest income	592	619	613	694
Provision for loan losses	(51)	83	(40)	(60)
Net interest after provision for loan losses	643	536	653	754
Noninterest income	420	334	307	336
Noninterest expense	1,245	1,080	1,078	1,075
Net income (loss)	$ (182)	$ (210)	$ (118)	$ 15
Basic income (loss) per common share	$ (0.21)	$ (0.24)	$(0.13)	$ 0.01
Diluted income (loss) per common share	$ (0.21)	$ (0.24)	$(0.13)	$ 0.01

     (Dollars in thousands)

	2014
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 779	$ 738	$ 700	$ 713
Interest expense	18	19	18	18
Net interest income	761	719	682	695
Provision for loan losses	30	62	30	40
Net interest after provision for loan losses	731	657	652	655
Noninterest income	723	231	252	171
Noninterest expense	1,190	1,071	1,107	1,047
Net income (loss)	$ 264	$ (183)	$ (203)	$ (221)
Basic income (loss) per common share	$ 0.25	$(0.17)	$ (0.19)	$ (0.21)
Diluted income (loss) per common share	$ 0.25	$(0.17)	$ (0.19)	$ (0.21)