Form 10-Q
period 2016-03-31
UNITED BANCSHARES INC /PA
filed 2018-12-03
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized - 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of $0.01 par value Preferred Stock.

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 30, 2018 the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,442 and 1,350 shares are issued, respectively as of November 30, 2018.

FORM 10-Q

Index

Item No.	Page

PART I - OTHER INFORMATION4

Item 1.  Financial Statements (unaudited)4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk41

Item 4.  Controls and Procedures41

PART II - OTHER INFORMATION42

Item 1. Legal Proceedings.42

Item 1A. Risk Factors.42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.43

Item 3.  Defaults Upon Senior Securities.43

Item 4. Mine Safety Disclosures.43

Item 5.  Other Information.43

Item 6.  Exhibits.43

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	March 31, 2016	December 31, 2015
Cash and due from banks	$ 1,873,827	$ 2,107,359
Interest-bearing deposits with banks	310,849	310,739
Federal funds sold	6,484,000	8,364,000
Cash and cash equivalents	8,668,676	10,782,098

Investment securities available-for-sale, at fair value	7,307,995	7,572,029

Loans held for sale	2,331,995	3,260,761

Loans held at fair value	2,990,075	2,458,930

Loans, net of unearned discounts and deferred fees	31,717,320	33,519,042
Less allowance for loan losses	(384,354)	(418,013)
Net loans	31,332,966	33,101,029
Bank premises and equipment, net	471,198	492,730
Accrued interest receivable	190,379	175,416
Other real estate owned	462,977	479,627
Servicing asset	243,573	199,781
Prepaid expenses and other assets	502,274	461,837
Total assets	$ 54,502,108	$ 58,984,238
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$ 15,858,955	$ 16,417,150
Demand deposits, interest-bearing	12,588,299	13,605,888
Savings deposits	11,521,650	11,680,878
Time deposits, under $250,000	7,362,050	7,505,729
Time deposits, $250,000 and over	4,251,876	6,752,759
Total deposits	51,582,830	55,962,404
Accrued interest payable	11,432	9,157
Accrued expenses and other liabilities	363,118	332,915
Total liabilities	51,957,380	56,304,476

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,442 issued and outstanding at March 31, 2016 and December 31, 2015	993	993
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at March 31, 2016 and December 31, 2015	8,269	8,269
Additional paid-in-capital	14,752,644	14,752,644
Accumulated deficit	(12,261,799)	(12,062,818)
Accumulated other comprehensive income (loss)	44,621	(19,326)
Total shareholders’ equity	2,544,728	2,679,762
Total liabilities and shareholders’ equity	54,502,108	$ 58,984,238

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Interest income:
Interest and fees on loans	$ 539,305	$ 662,678
Interest on investment securities	44,253	47,748
Interest on federal funds sold	9,642	1,291
Interest on time deposits with other banks	119	162
Total interest income	593,319	711,879

Interest expense:
Interest on time deposits	8,504	9,955
Interest on demand deposits	6,112	6,117
Interest on savings deposits	1,418	1,472
Total interest expense	16,034	17,544
Net interest income	577,285	694,335
Credit to provision for loan losses	(35,000)	(60,000)

Net interest income after provision for loan losses	612,285	754,335

Noninterest income:
Customer service fees	85,855	96,278
ATM fee income	26,720	31,404
Gain on sale of loans	212,559	473,706
Net change in fair value of financial instruments	(72,062)	(270,574)
Loss on sale of other real estate	(2,495)	-
Other income	37,674	4,977
Total noninterest income	288,251	335,791

Noninterest expense:
Salaries, wages and employee benefits	391,940	399,013
Occupancy and equipment	238,156	252,504
Office operations and supplies	83,300	68,460
Marketing and public relations	16,395	17,852
Professional services	73,158	90,451
Data processing	108,748	97,472
Other real estate expense	13,632	(40,032)
Loan and collection costs	28,402	57,281
Deposit insurance assessments	34,200	32,200
Other operating	111,586	100,291
Total noninterest expense	1,099,517	1,075,492
Net (loss) income before income taxes	(198,981)	14,634
Provision for income taxes	-	-
Net (loss) income	$ (198,981)	$ 14,634
Net (loss) income per common share—basic and diluted	$ (0.24)	$ 0.01
Weighted average number of common shares outstanding	826,921	1,046,679
Comprehensive (loss) income:
Net (loss) income	$ (198,981)	$ 14,634
Unrealized gains on available for sale securities	63,947	57,188
Total comprehensive (loss) income	$ (135,034)	$ 71,822

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

	2016	2015

Cash flows from operating activities:
Net (loss) income	$ (198,981)	$ 14,634
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Credit to provision for loan losses	(35,000)	(60,000)
Amortization of premiums on investments Loss on disposition of other real estate Amortization of servicing asset	3,384 2,495 4,562	4,410 - -
Depreciation on fixed assets	45,964	44,075
Net change in fair value of financial instruments	72,062	270,574
Gain on sale of loans	(212,559)	(473,706)
Write-up of other real estate owned	-	(52,392)
Proceeds from the sale of loans held-for-sale	2,109,215	4,407,339
Loans originated for sale	(1,571,097)	(1,623,731)
Increase in accrued interest receivable and
other assets	(103,754)	(123,200)
Increase in accrued interest payable and
other liabilities	32,479	37,311
Net cash provided by operating activities	148,769	2,445,314

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	824,696	545,813
Purchase of securities available-for-sale	(500,099)	(24)
Net decrease in loans	1,803,063	1,586,686
Proceeds from sale of other real estate	14,155	-
Purchase of bank premises and equipment	(24,432)	(16,236)
Net cash provided by investing activities	2,117,383	2,116,239

Cash flows from financing activities:
Net decrease in deposits	(4,379,574)	(1,701,313)
Net cash used in financing activities	(4,379,574)	(1,701,313)
Net (decrease) increase in cash and cash equivalents	(2,113,422)	2,860,240
Cash and cash equivalents at beginning of period	10,782,098	3,236,582
Cash and cash equivalents at end of period	$ 8,668,676	$ 6,096,822
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 13,759	$ 12,729
Noncash transfer of loans to other real estate owned	$ -	$ 91,609

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(unaudited)

1. Significant Accounting Policies

United Bancshares, Inc. (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company's principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the "Bank").

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2015 when reviewing this Form 10-Q.  Because this report is based on an interim period, certain information and footnote disclosures normally included in the Annual Report on Form 10-K have been condensed or omitted. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2016 and December 31, 2015 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2016 and 2015.

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

Loans Held for Sale

The Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at fair value based on a loan-by-loan valuation using actual market bids.  Any change in the balance of the loan and its fair value is recorded as income or expense in each reporting period.  When the guaranteed portion of the loan is sold, the gain on the sale is reduced by the income previously recognized as part of the fair value adjustment.

Loans Held at Fair Value

The Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  Fair value of these loans is estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Bank will identify and assess loans that may be impaired through any of the following processes:

•During regularly scheduled meetings of the Asset Quality Committee

•During regular reviews of the delinquency report

•During the course of routine account servicing, annual review, or credit file update

•Upon receipt of verifiable evidence of a material reduction in the value of collateral to a level that creates a less than desirable Loan-to-Value ratio

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller, homogeneous loans, including consumer installment and home equity loans, 1-4 family residential mortgages, and student loans are evaluated collectively for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Non-accrual and Past Due Loans.

Loans are considered past due if the required principal and interest payments have not been received within 30 days as of the date such payments were due.  The Bank generally places a loan on non-accrual status when interest or principal is past due 90 days or more.  If it otherwise appears doubtful that the loan will be repaid, management may place the loan on nonaccrual status before the lapse of 90 days. Interest on loans past due 90 days or more ceases to accrue except for loans that are well collateralized and in the process of collection.  When a loan is placed on nonaccrual status, previously accrued and unpaid interest is reversed out of income.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

2. Net (Loss) Income Per Share

The calculation of net (loss) income per share follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Basic:
Net (loss) income available to common shareholders	$ (198,981)	$ 14,634
Average common shares outstanding-basic	826,921	1,046,679
Net (loss) income per share-basic	$ (0.24)	$ 0.01
Diluted:
Average common shares-diluted	826,921	1,046,679
Net (loss) income per share-diluted	$ (0.24)	$ 0.01

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

3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income:

Three Months Ended March 31, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (29)	$ 10	$ (19)
Unrealized gain on securities:
Unrealized holding gain arising during period	95	(31)	64
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	95	(31)	64
Ending balance	$ 66	$ (21)	$ 45

Three Months Ended March 31, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (21)	$ 8	$ (13)
Unrealized gain on securities:
Unrealized holding gain arising during period	86	(29)	57
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	86	(29)	57
Ending balance	$ 65	$ (21)	$ 44

4. New Authoritative Accounting Guidance

ASU 2014-9 (Topic 606), “Revenue from Contracts with Customers”.  The Company adopted ASU 2014-9 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, investment securities and derivatives, that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposits, loan syndication fees, ne gains on SBA loan sales and the net gain on sale of OREO. The adoption of this ASU did not have an impact to our Consolidated Financial Statements.

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

ASU 2016-02 (Topic 842), “Leases” Issued in February 2016, ASU 2016-02 revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for the first interim period within annual periods beginning after December 15, 2018, with early adoption permitted. The standard is required to be adopted using the modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 3,448	$ 3	$ (5)	$ 3,446
Government Sponsored Enterprises residential mortgage-backed securities	3,663	73	(4)	3,732
Investments in money market funds	130	-	-	130
	$ 7,241	$ 76	$ (9)	$ 7,308
December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 3,697	$ 3	$ (38)	$ 3,662
Government Sponsored Enterprises residential mortgage-backed securities	3,774	36	(30)	3,780
Investments in money market funds	130	-	-	130
	$ 7,601	$ 39	$ (68)	$ 7,572

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of March 31, 2016, are as follows:

(In 000’s)	Amortized Cost		Fair Value
Due in one year	$-		$-
Due after one year through five years	-		-
Due after five years through ten years	3,448		3,446
Government Sponsored Enterprises residential mortgage-backed securities	3,664		3,732
Total debt securities	7,112		7,178
Investments in money market funds	130		130
	$7,242	$	$ 7,308

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three months ended March 31, 2016 and 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2016 (in 000’s):

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	2	$ 495	$ (5)	$ -	$ -	$ 495	$ (5)

Government Sponsored Enterprises residential
mortgage-backed securities	2	-	-	232	(4)	232	(4)
Total temporarily
impaired investment
securities	4	$ 495	$ (5)	$ 232	$ (4)	$ 727	$ (9)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses
U.S. Government
agency securities	9	$ 2,416	$ (32)	$ 243	$ (6)	$ 2,659	$ (38)

Government Sponsored Enterprises residential
mortgage-backed securities	8	1,486	(19)	227	(11)	1,713	$ (30)
Total temporarily
impaired investment
securities	17	$ 3,902	$ (51)	$ 470	$ (17)	$ 4,372	$ (68)

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

As of March 31, 2016 and December 31, 2015, investment securities with a carrying value of $4,711,000 and $7,076,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	March 31, 2016	December 31, 2015
Commercial and industrial	$ 3,216	$ 3,062
Commercial real estate	24,598	26,414
Consumer real estate	2,794	2,841
Consumer loans other	1,109	1,202
Total loans	$ 31,717	$ 33,519

At March 31, 2016 and December 31, 2015, unamortized net deferred fees totaled $305,326 and $253,139 respectively, and are included in the related loan accounts. At March 31, 2016 and December 31, 2015, the unearned discount totaled $23,539 and $22,272, respectively, and is included in the related loan accounts.

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

•Historical Charge-Off Component – Applies an eight-quarter rolling historical charge-off rate to all portfolio segments of non-classified loans.

•Qualitative Factors Component – The loan portfolio is broken down into portfolio segments, upon which multiple factors (such as delinquency trends, economic conditions, concentrations, growth/volume trends, and management/staff ability) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Qualitative Factors Component.

All of these factors may be susceptible to significant change.  During the quarter ended March 31, 2016 the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were minimal charge-offs during the quarter. Credits to the provision for the three months ended March 31, 2016 and 2015 were primarily related to the improvement in commercial and industrial historical loss factors as well as the origination of SBA loans that are accounted for at fair value and not included in the calculation of the allowance for loan losses.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended March 31, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$151	$250	$8	$9	$418
Provision (credit) for loan losses	(32)	(9)	6	-	(35)

Charge-offs	-	-	-	(2)	(2)
Recoveries	1	-	-	2	3
Net (charge-offs)recoveries	1	-	-	-	1

Ending balance	$120	$241	$14	$9	$384

(in 000's)	For the Three months ended March 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$403	$300	$20	$12	$735
Credit for loan losses	(60)	-	-	-	(60)

Charge-offs	-	-	-	(12)	(12)
Recoveries	1	-	1	15	17
Net recoveries	1	-	1	3	5

Ending balance	$344	$300	$21	$15	$680

(in 000's)	March 31, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$9	$110	$-	$-	$119
Loans collectively evaluated for impairment	111	131	14	9	265
	$120	$241	$14	$9	$384

Loans, ending balance:
Loans individually evaluated for impairment	$194	$2,034	$-	$-	$2,228
Loans collectively evaluated for impairment	3,022	22,564	2,794	1,109	29,489
Total	$3,216	$24,598	$2,794	$1,109	$31,717

(in 000's)			December 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$-	$91	$-	$-	$91
Loans collectively evaluated for impairment	151	159	8	9	327
	$151	$250	$8	$9	$418

Loans, ending balance:
Loans indivdually evaluated for impairment	$439	$2,076	$-	$-	$2,515
Loans collectively evaluated for impairment	2,623	24,338	2,841	1,202	31,004
Total	$3,062	$26,414	$2,841	$1,202	$33,519

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of March 31, 2016 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$58	$-	$110	$168	$1,349	$1,517
SBA loans	-	-	40	40	215	255
Asset-based	-	-	289	289	1,155	1,444
Total Commercial and industrial	58	-	439	497	2,719	3,216

Commercial real estate:
Commercial mortgages	-	27	1,323	1,350	10,953	12,303
SBA loans	-	-	266	266	500	766
Construction	-	-	-	-	1,235	1,235
Religious organizations	-	-	445	445	9,849	10,294
Total Commercial real estate	-	27	2,034	2,061	22,537	24,598

Consumer real estate:
Home equity loans	31	148	358	537	345	882
Home equity lines of credit	-	-	-	-	20	20
1-4 family residential mortgages	-	-	129	129	1,763	1,892
Total consumer real estate	31	148	487	666	2,128	2,794

Total real estate	31	175	2,521	2,727	24,665	27,392

Consumer and other:
Student loans	100	85	-	185	822	1,007
Other	-	1	-	1	101	102
Total consumer and other	100	86	-	186	923	1,109

Total loans	$189	$261	$2,960	$3,410	$28,307	$31,717

An age analysis of past due loans, segregated by class of loans, as of December 31, 2015 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$110	$110	$1,425	$1,535
SBA loans	-	-	40	40	-	40
Asset-based	11	-	289	300	1,187	1,487
Total Commercial and industrial	11	-	439	450	2,612	3,062

Commercial real estate:
Commercial mortgages	169	39	1,335	1,543	12,231	13,774
SBA loans	-	-	271	271	82	353
Construction	-	-	-	-	2,175	2,175
Religious organizations	-	-	471	471	9,641	10,112
Total Commercial real estate	169	39	2,077	2,285	24,129	26,414

Consumer real estate:
Home equity loans	56	125	358	539	358	897
Home equity lines of credit	-	-	-	-	20	20
1-4 family residential mortgages	35	-	129	164	1,760	1,924
Total consumer real estate	91	125	487	703	2,138	2,841

Total real estate	260	164	2,564	2,988	26,267	29,255

Consumer and other:
Student loans	66	129	-	195	886	1,081
Other	2	-	-	2	119	121
Total consumer and other	68	129	-	197	1,005	1,202

Total loans	$339	$293	$3,003	$3,635	$29,884	$33,519

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

Credit Quality Indicators.  For commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality.  Each loan’s internal risk weighting is assigned at origination and updated at least annually and more frequently if circumstances warrant a change in risk rating.  The Bank uses a 1 through 8 loan grading system that follows regulatory accepted definitions as follows:

•Risk ratings of “1” through “3” are used for loans that are performing and meet and are expected to continue to meet all of the terms and conditions set forth in the original loan documentation and are generally current on principal and interest payments.  Loans with these risk ratings are reflected as “Good/Excellent” and “Satisfactory” in the following table.

•Risk ratings of “4” are assigned to “Pass/Watch” loans which may require a higher degree of regular, careful attention.  Borrowers may be exhibiting weaker balance sheets and positive but inconsistent cash flow coverage. Borrowers in this classification generally exhibit a higher level of credit risk and are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Loans with this rating would not normally be acceptable as new credits unless they are adequately secured and/or carry substantial guarantors. Loans with this rating are reflected as “Pass” in the following table.

•Risk ratings of “5” are assigned to “Special Mention” loans that do not presently expose the Bank to a significant degree of risks, but have potential weaknesses/deficiencies deserving Management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. No loss of principal or interest is envisioned.  Borrower is experiencing adverse operating trends, which potentially could impair debt, services capacity and may necessitate restructuring of credit.  Secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure. However, a restructuring of the debt should result in repayment.  The asset is currently protected, but is potentially weak.  This category may include credits with  inadequate loan agreements, control over the collateral or an unbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized but exceptions are considered material. These borrowers would have limited ability to obtain credit elsewhere.

•Risk ratings of “6” are assigned to “Substandard” loans which are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets must have a well-defined weakness. They are characterized by the distinct possibility that some loss is possible if the deficiencies are not corrected. The borrower’s recent performance indicated an inability to repay the debt, even if restructured. Primary source of repayment is gone or severely impaired and the Bank may have to rely upon the secondary source. Secondary sources of repayment (e.g., guarantors and collateral) should be adequate for a full recovery. Flaws in documentation may leave the bank in a subordinated or unsecured position when the collateral is needed for the repayment.

•Risk ratings of “7” are assigned to “Doubtful” loans which have all the weaknesses inherent in those classified “Substandard” with the added characteristic that the weakness makes the collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  The borrower's recent performance indicates an inability to repay the debt.  Recovery from secondary sources is uncertain.  The possibility of a loss is extremely high, but because of certain important and reasonably- specific pending factors, its classification as a loss is deferred.

•Risk rating of “8” are assigned to “Loss” loans which are considered non-collectible and do not warrant classification as active assets.  They are recommended for charge-off if attempts to recover will be long term in nature.  This classification does not mean that an asset has no recovery or salvage value, but rather, that it is not practical or desirable to defer writing off the loss, although a future recovery may be possible.  Loss should always be taken in the period in which they surface and are identified as non-collectible as a result there is no tabular presentation.

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans March 31, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 300	$ 949	$ 15	$ -	$ 253	$ -	$ 1,517
SBA loans	-	215	-	-	40	-	255
Asset-based	-	863	216	-	289	76	1,444
	300	2,027	231	-	582	76	3,216
Commercial real estate:
Commercial mortgages	-	8,408	1,965	580	1,128	222	12,303
SBA Loans	-	500	-	-	266	-	766
Construction	-	1,235	-	-	-	-	1,235
Religious organizations	38	9,096	-	715	445	-	10,294
	38	19,239	1,965	1,295	1,839	222	24,598

Total commercial loans	$ 338	$ 21,266	$ 2,196	$ 1,295	$ 2,421	$ 298	$ 27,814

			Residential Mortgage and Consumer Loans March 31, 2016
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$ 524		$ 358		$ 882
Home equity line of credit	20		-		20
1-4 family residential mortgages	1,763		129		1,892
	2,307		487		2,794

Consumer Other:
Student loans	1,007		-		1,007
Other	102		-		102
	1,109		-		1,109

Total consumer loans	$ 3,416		$ 487		$ 3,903

(In 000's)			Commercial Loans, December 31, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$285	$922	$16	$58	$254	$-	$1,535
SBA loans	-	-	-	-	40	-	40
Asset-based	-	900	222	-	289	76	1,487
	285	1,822	238	58	583	76	3,062
Commercial real estate:
Commercial mortgages	-	10,689	1,098	613	1,151	223	13,774
SBA Loans	-	82	-	-	271	-	353
Construction	-	2,175	-	-	-	-	2,175
Religious organizations	-	7,624	1,131	886	471	-	10,112
	-	20,570	2,229	1,499	1,893	223	26,414

Total commercial loans	$285	$22,392	$2,467	$1,557	$2,476	$299	$29,476

			Residential Mortgage and Consumer Loans December 31, 2015

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$539		$358	$897
Home equity line of credit	20		-	20
1-4 family residential mortgages	1,795		129	1,924
	2,354		487	2,841

Consumer Other:
Consumer Installment	-		-	-
Student loans	1,081		-	1,081
Other	121		-	121
	1,202		-	1,202

Total consumer loans	$3,556		$487	$4,043

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. There were no partial charge-offs during the three months ended March 31, 2016.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2016 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$110	$110	$-	$110	$-
SBA Loans	40	40	-	40	-
Asset-based	289	-	46	46	9
Total commercial and industrial	439	150	46	196	9

Commercial real estate:
Commercial mortgages	1,535	808	515	1,323	106
SBA Loans	266	-	266	266	4
Religious organizations	445	445	-	445	-
Total commercial real estate	2,246	1,253	781	2,034	110

Total loans	$2,685	$1,403	$827	$2,228	$119

Impaired loans as of December 31, 2015 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$818	$353	$-	$353	$-
SBA loans	46	46	-	46	-
Asset-based	40	40	-	40	-
Total commercial and industrial	904	439	-	439	-

Commercial real estate:
Commercial mortgages	1,334	810	524	1,334	91
SBA Loans	271	271	-	271	-
Religious organizations	471	471	-	471	-
Total commercial real estate	2,076	1,552	524	2,076	91

Total loans	$2,980	$1,991	$524	$2,515	$91

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$109	$-	$335	$-
SBA loans	39	-	62	-
Asset-based	46	-	15	1
Total commercial and industrial	194	-	412	1

Commercial real estate:
Commercial mortgages	1,329	2	869	-
SBA loans	268	2	116	-
Religious organizations	454	-	513	-
Total commercial real estate	2,051	4	1,498	-

Total loans	$2,245	$4	$1,910	$1

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2016 and December 31, 2015.

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

(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Beginning balance	$480	$564
Additions, transfers from loans	-	92
Sales	(17)	-
	463	656
Write-ups (Write-downs)	-	52
Ending Balance	$463	$708

There were no loans in the process of foreclosure at March 31, 2016 and December 31, 2015.

The following schedule reflects the components of other real estate owned:

(in 000's)	March 31, 2016	December 31, 2015
Commercial real estate	$297	$297
Residential real estate	166	183
Total	$463	$480

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2016	March 31, 2015
Insurance	$4	$3
Professional fees	4	5
Real estate taxes	6	3
Utilities	-	1
Transfer-in write-up	-	(52)
Impairment charges (net)	-	-
Total	$14	$(40)

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

Level 1

•Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

•Quoted prices for similar assets or liabilities in active markets.

•Quoted prices for identical or similar assets or liabilities in markets that are not active.

•Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

Level 3

•Prices or valuation techniques that require inputs that are both unobservable (i.e., supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.

•These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Loans Held for Sale. Fair values are estimated by using actual indicative market bids on a loan by loan basis.

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

Servicing Assets. Fair values for servicing assets related to SBA loans are estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 3,446	$ -	$ 3,446	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,732	-	3,732	-
Money market funds	130	130	-	-
Total	$ 7,308	$ 130	$ 7,178	$ -
Loans held for sale	$ 2,332	$ -	$ 2,332	$ -
Loans held at fair value	$ 2,990	$ -	$ -	$ 2,990
Servicing asset	$ 244	$ -	$ -	$ 244

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 3,662	$ -	$ 3,662	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,780	-	3,780	-
Money market funds	130	130	-	-
Total	$ 7,572	$ 130	$ 7,442	$ -
Loans held for sale	$ 3,261	$ -	$ 3,261	$ -
Loans held at fair value	$ 2,459	$ -	$ -	$ 2,459
Servicing asset	$ 200	$ -	$ -	$ 200

The fair value of the Bank’s AFS securities portfolio was approximately $7,308,000 and $7,572,000 at March 31, 2016 and December 31, 2015, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended March 31, 2016 and 2015.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	March 31, 2016 Fair value	December 31, 2015 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2016 Range of inputs	December 31, 2015 Range of inputs
Loans held at fair value:	$ 2,990	$ 2,459	Discounted cash flow	Constant prepayment rate	7.135% to 9.763%	7.10% to 9.88%
				Weighted average discount rate	7.79% to 10.01%	7.76% to 9.94%
				Weighted average life	3.29 yrs to 8.91 yrs	3.40 yrs to 8.78 yrs

(in 000’s)

Assets measured at fair value	March 31, 2016 Fair value	December 31, 2015 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2016 Range of inputs	December 31, 2015 Range of inputs
Servicing asset	$244	$ 200	Discounted cash flow	Constant prepayment rate	5.29% to 10.20%	6.57% to 10.27%
				Weighted average discount rate	9.47% to 14.73%	11.94 % to 16.23%
				Weighted average life	3.29 yrs to 8.91 yrs	3.40 yrs to 8.78 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2015	$ 2,459
Origination of loans	696
Principal repayments	(93)
Change in fair value of financial instruments	(62)
Balance at March 31, 2016	$2,990

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2016 and December 31, 2015, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2016 and year ended December 31, 2015.

Carrying Value at March 31, 2016:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended
Impaired loans	$708	$ -	$ -	$ 708	$ -
Other real estate owned (“OREO”)	$ 463	$ -	$ -	$ 463	-

Carrying Value at December 31, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$ 479	$ -	$ -	$ 479	$ -
Other real estate owned (“OREO”)	$ 480	$ -	$ -	$ 480	$ 39

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At March 31, 2016 and December 31, 2015, the fair values shown above exclude estimated selling costs of $116,000 and $96,000.

OREO is carried at the lower of cost or fair value, which is measured at the foreclosure date. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level 2 measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as Level 3 measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

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

Loans held for sale:  Fair values for loans held for sale are estimated by using indicative market bids on a loan by loan basis.

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

The fair value of assets and liabilities are depicted below:

		March 31, 2016		December 31, 2015
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 8,669	$ 8,669	$ 10,782	$ 10,782
Available for sale securities	(1)	7,308	7,308	7,572	7,572
Loans held for sale	Level 2	2,332	2,332	3,261	3,261
Loans held at fair value	Level 3	2,990	2,990	2,459	2,459
Loans, net of allowance for loan losses	(2)	31,333	31,378	33,101	33,082
Servicing asset	Level 3	244	244	200	200
Accrued interest receivable	Level 2	190	190	175	175
Liabilities:
Demand deposits	Level 2	28,447	28,447	30,022	30,022
Savings deposits	Level 2	11,522	11,522	11,681	11,681
Time deposits	Level 2	11,614	11,596	14,259	14,242
Accrued interest payable	Level 2	11	11	9	9

(1)Level 1 for money market funds; Level 2 for all other securities.

(2)Level 2 for non-impaired loans; Level 3 for impaired loans.

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

In an effort to restore the Bank to profitability and increased capital levels, its regulators, FDIC and Department of Banking amended and restated the prior Order on April 25, 2018.  This amended Order serves as a prescriptive Restoration Plan providing benchmarks for capital, earnings and asset quality.  The Board of Directors is optimistic about the Bank’s ability to achieve the requirements as stated.  This Order represents a more tailored approach by regulators to strengthen and preserve minority-owned financial institutions like United Bank of Philadelphia.  The priority for the Board of Directors and management is to promptly comply with the Order.  The Order will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders.

As of March 31, 2016 and December 31, 2015, the Bank’s tier one leverage capital ratio was 4.52% and 4.57%, respectively, and its total risk based capital ratio was 8.02% and 8.50%, respectively. The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

1.Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

2.External equity investments--In March 2017 and September 2017, the Company received a external investments of $675,000 and $250,000, respectively, from other financial institutions. External capital investments will continue to be sought.

As a result of the above actions, management believes that the Bank has and will continue to attempt to comply with the terms and conditions of the Orders and will continue to operate as a going concern and an independent financial institution for the foreseeable future.

10.  Subsequent Events

In 2016, correspondence was sent to financial institutions in the region to encourage them to consider an investment for CRA credit. In March 2017, the Bank received a preferred stock investment from Fulton Financial totaling $675,000 and in September 2017, an investment of $250,000 was received from Bryn Mawr Trust.   At June 30, 2018, the Bank’s tier one leverage capital ratio was 4.77% and its total risk based capital ratio was 9.20%, which is considered “adequately capitalized” under the regulatory framework for prompt and corrective action.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (l) any downgrades, in the credit rating of the United States Government and federal agencies; (m) changes in technology being more expensive or difficult than expected; (n) the ability of key third party providers to perform their obligations to UBS and; (o) the Bank and UBS’ success in managing the risks involved in the foregoing, and (p) failure to comply with the Consent Orders with the FDIC and the Pennsylvania Department of Banking.

All written or oral forward-looking statements attributed to the Company are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Overview

The Company reported a net loss of approximately $199,000 ($0.24 per common share) for the quarter ended March 31, 2016 compared to net income of approximately $15,000 ($0.01 per common share) for the same quarter in 2015. The decline in financial performance is primarily related to a reduction in interest income on loans as a result of the payoff of higher interest rate construction loans in 2015. Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital continues to decline as a result of operating losses.  A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital by the following:

•Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

•External equity investments—Potential investors will continue to be sought

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends have remained relatively flat with modest improvement in the Bank’s total classified assets. Management will seek to make progress by continuing to enhance its pre-screening, underwriting and customer relationship management practices. Prudent credit administration practices are essential to the identification of emerging problem credits. In addition, Asset Quality Committee meetings will continue to be held on a bi-weekly basis to review existing and emerging problems as well as develop/confirm loss mitigation strategies. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan origination activity and selling the guaranteed portion in the secondary market for a gain.   During 2015 and 2014, noninterest income totaling approximately $643,000 and $581,000, respectively was recognized utilizing this strategy. Approximately $140,000 SBA-related income was recognized for the quarter ended March 31, 2016 compared to $203,000 for the same quarter in 2015. A shift in strategy from prior years is that management will target SBA loans that can be fully funded at closing to avoid lengthy construction delays that extend the secondary market eligibility and recognition of income.

While expense reductions were achieved during the quarter in personnel and occupancy expense, there was an increase in other noninterest expense including data processing and other real estate expense as the Bank works to reduce its classified assets. Management will seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the Bank’s net interest margin has remained a significant strength but declined in during the quarter as a result of a reduction in the loan to deposit ratio.  During 2015, a number of higher yielding NRIA construction loans paid off without replacement.  To increase the Bank’s net interest margin, management will seek to shift excess liquidity into higher yielding loans instead of investments and Federal Funds Sold while managing the cost of funds. In addition, management will continue to balance asset growth with capital adequacy requirements.

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

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2015 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2016	Quarter ended March 31, 2015
Statement of operations information:
Net interest income	$577	$694
Credit provision for loan losses	(35)	(60)
Noninterest income	288	336
Noninterest expense	1,100	1,075
Net income (loss)	(199)	15
Net income (loss) per share-basic and diluted	(0.24)	0.01

Balance Sheet information:	March 31, 2016	December 31, 2015
Total assets	$ 54,502	$ 58,984
Net loans	36,655	38,821
Investment securities	7,308	7,572
Deposits	51,583	55,962
Shareholders' equity	2,545	2,680

Ratios*:	Quarter ended March 31, 2016	Quarter ended March 31, 2015
Return on assets	(1.40)%	0.02%
Return on equity	(30.47)%	0.48%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $2.3 million, or 4.10% during the quarter ended March 31, 2016 compared to the quarter ended December 31, 2015. Average funding sources decreased approximately $2.4 million, or 4.26%, during the same quarter.

Sources and Uses of Funds Trends

( dollars in 000’s)	March 31, 2016			December 31, 2015
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$37,998	$ (94)	(0.25)%	$38,092
Investment Securities	7,534	(152)	(1.98)	7,686
Federal funds sold	8,159	(2,064)	(20.19)	10,223
Balances with other banks	311	-	-	311
Total uses	$54,002	$ (2,310)	(4.10)%	$56,312
Funding sources:
Demand deposits
Noninterest-bearing	$16,808	$ 878	5.51%	$ 15,930
Interest-bearing	12,977	(1,201)	(8.47)	14,178
Savings deposits	11,531	(134)	(1.15)	11,665
Time deposits	12,430	(1,934)	(13.46)	14,364
Total sources	$53,746	$(2,391)	(4.26)%	$ 56,137

Loans

Average loans decreased by approximately $94,000, or 0.25%, during the quarter ended March 31, 2016. Funding activity during the quarter was generally offset by loan sales, payoffs and paydowns.   The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $25 million, or 77%, of total loans at March 31, 2016 of which approximately $ 18 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2016 were approximately $10.3 million, or 42%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	March 31,	December 31,
(In 000's)	2016	2015

Commercial and industrial:
Commercial	$ 1,517	$ 1,535
SBA loans	255	40
Asset-based	1,444	1,487
Total commercial and industrial	3,216	3,062

Commercial real estate:

Commercial mortgages	12,303	13,774
SBA loans	766	353
Construction	1,235	2,175
Religious organizations	10,294	10,112
Total commercial real estate	24,598	26,414

Consumer real estate:
Home equity loans	882	897
Home equity lines of credit	20	20
1-4 family residential mortgages	1,892	1,924
Total consumer real estate	2,794	2,841

Total real estate	27,392	29,255

Consumer and other:
Student loans	1,007	1,081
Other	102	121
Total consumer and other	1,109	1,202

Loans, net	$ 31,717	$ 33,519

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.21% at March 31, 2016 compared to 1.25% at December 31, 2015.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,228,000 at March 31, 2016 compared to $2,515,000 at December 31, 2015. The valuation allowance associated with impaired loans was approximately $119,000 and $91,000, at March 31, 2016 and December 31, 2015, respectively. The decrease in impaired loans is attributable to repayment activity related to several loans; however, the increase in the valuation allowance is related to a reduction in the projected net realizable value on one loan. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2016 and December 31, 2015, loans to religious organizations represented approximately $445,000 and $471,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 12.97% and 13.92% at March 31, 2016 and December 31, 2015, respectively. The percentage of nonperforming loans to total loans increased from 8.96% at December 31, 2015 to 9.33% at March 31, 2016 as a reduction in total loans outstanding. Approximately 90% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2016	December 31, 2015
Commercial and industrial:
Commercial	$ 110	$ 110
SBA loans	40	40
Asset-based	289	289
Total commercial and industrial	439	439

Commercial real estate:
Commercial mortgages	1,323	1,335
SBA loans	266	271
Religious organizations	445	471
Total commercial real estate	2,034	2,077

Consumer real estate:
Home equity loans	358	358
1-4 family residential mortgages	129	129
Total consumer real estate	487	487

Total real estate	2,521	2,564

Total nonperforming loans	2,960	3,003
OREO	463	480
Total nonperforming assets	$ 3,423	$ 3,483

	March 31, 2016	December 31, 2015
Nonperforming loans to total loans	9.33%	8.96%
Nonperforming assets to total loans and OREO	10.64%	10.24%
Nonperforming assets to total assets	6.28%	5.90%

Allowance for loan losses as a percentage of:
Total loans	1.21%	1.25%
Total nonperforming loans	12.97%	13.92%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	March 31, 2016	December 31, 2015
Commercial real estate:
Commercial mortgages	$ 27	$ 39
Total commercial real estate	27	39

Consumer real estate:
Home equity loans	148	125
Total consumer real estate	148	125

Consumer and other:
Student loans	85	129
Other	1	-
Total consumer and other	86	129
Total	$ 261	$ 293

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $152,000, or 1.98%, during the quarter ended March 31, 2016. The decrease was primarily related to paydowns in mortgage-backed securities.

The average yield on the investment portfolio decreased slightly to 2.34% for the quarter ended March 31, 2016 compared to 2.35% for the quarter ended March 31, 2015. The duration of the portfolio shortened to 2.6 years at March 31, 2016 compared to 3.7 years at December 31, 2015 as a result of market rate shifts during the year.  Amortizing GSE mortgage-backed securities approximate 51% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2016, average deposits decreased approximately $2,391,000, or 4.26%. The decrease was concentrated in interest-bearing demand deposit accounts that decreased on average by approximately $1,201,000, or 8.47%, and certificates of deposit that declined by approximately $1,934,000, or 13.46%, during the quarter. The decline was primarily related to a $2.5 million reduction in the City of Philadelphia certificate of deposit to improve the Bank’s leverage capital position.

Noninterest bearing checking account balances increased on average by $878,000, or 5.51%, during the quarter ended March 31, 2016.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.   Average savings deposits declined by approximately $134,000, or 1.15%, as a result of normal attrition.

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

(in 000’s)	March 31, 2016	December 31, 2015
Commitments to extend credit	$6,420	$5,903
Standby letters of credit	$ 333	$ 333

The level of commitments increased during the quarter ended March 31, 2016 as a result of the growing SBA loan pipeline. More than $1.6 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2016, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $8.7 million, or 15.90% of total assets, compared to $10.8 million, or 18.27%, at December 31, 2015.  The decrease is primarily related to a $2.5 million reduction in the City of Philadelphia’s deposit to de-leverage the Bank’s balance sheet.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $9.2 million in loans are scheduled to mature within one year.  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association (“NBA”)lk will be considered a potential source.

•Sell participations of existing commercial credits to other financial institutions in the region and/or NBA member banks based on participation agreements.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At March 31, 2016, a positive gap position is maintained on a cumulative basis through 1 year of 12.85% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, down from the December 31, 2015 positive gap position of 17.28%. This positive gap position is caused by a high level of loans maturing and/or repricing in one to three months.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2016, the change in the market value of equity in a +200 basis point interest rate change is -26.7, in excess of the policy limit of 25%, and -50.4% in a +400 basis point interest rate change, slightly above the policy limit of -50%.   Management is strategically working to bring this measure into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at March 31, 2016.

Capital Resources

Total shareholders’ equity decreased approximately $135,000, or 5.03%, during the quarter ended March 31, 2016. The decrease is attributable to the net loss of approximately $199,000 offset by other comprehensive income related to an unrealized gain on the securities classified as available-for-sale totaling approximately $64,000.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment. In 2013, an investment banker was engaged to assist with raising a minimum investment of $2 million.  In March 2017, the Bank received a $675,000 equity investment from another financial institution in the region.  In addition, $250,000 from another financial institution was received in September 2017.

On January 1, 2015, new regulatory risk-based capital rules became effective. These new capital requirements, commonly referred to as “Basel III” regulatory reforms increased the minimum Tier I capital ratio in order to be considered well-capitalized from 6.0% to 8.0%. In addition, a new capital ratio, the Common Equity Tier I ratio was introduced, with a minimum, well-capitalized level of 6.5%. The new rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. On April 30, 2015, in connection with the filing of its March 31, 2015 Call Report, the Bank elected to opt-out of including these items in regulatory capital. For more information regarding Basel III, refer to Part I, Item 1 of the Company’s 2015 Annual Report in Form 10-K, under the heading “Capital Adequacy.” There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

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

At March 31, 2016, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.  The following table presents the capital ratios of the Company and the Bank as of March 31, 2016 and December 31, 2015:

(In 000’s)

	Actual March 31, 2016		Minimum to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$2,806	8.02%	N/A
Bank	2,806	8.02	$3,498	10.00%
Tier I capital to risk weighted assets
Company	2,444	6.99	N/A
Bank	2,444	6.99	$2,798	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,444	6.99	N/A
Bank	2,444	6.99	$2,274	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,444	4.52	N/A
Bank	2,444	4.52	$2,701	5.00%

(In 000’s)

	Actual March 31, 2016		Minimum to be “Well Capitalized”
March 31, 2015	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,081	8.50%	N/A
Bank	3,081	8.50	$3,623	10.00%
Tier I capital to risk weighted assets
Company	2,663	7.35	N/A
Bank	2,663	7.35	$2,899	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,663	7.35	N/A
Bank	2,663	7.35	$2,355	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,663	4.57	N/A
Bank	2,663	4.57	$2,915	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $199,000 ($0.24 per common share) for the quarter ended March 31, 2016 compared to net income of approximately $15,000 ($0.01 per common share) for the same quarter in 2015. The decline in financial performance is primarily related to a reduction in interest income on loans as a result of the payoff of higher interest rate construction loans in 2015. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended March 31, 2016			Three months ended March 31, 2015
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$37,998	$539	5.67%	$ 46,729	$ 662	5.68%
Investment securities	8,159	44	2.34	8,182	48	2.35
Federal funds sold	7,534	10	0.49	2,545	1	0.20
Interest bearing balances with other banks	311	-	-	310	1	0.32
Total interest-earning assets	54,002	593	4.39	57,766	712	4.93
Interest-bearing liabilities
Demand deposits	12,977	6	0.18	13,351	6	0.18
Savings deposits	11,531	1	0.03	12,090	2	0.07
Time deposits	12,430	9	0.29	15,806	10	0.25
Total interest-bearing liabilities	36,938	16	0.17	41,247	18	0.17
Net interest income		$577			$694
Net yield on interest-earning assets			4.27%			4.81%

For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income decreased approximately $117,000, or 16.86%, for the quarter ended March 31, 2016 compared to the same quarter in 2015. Although the yield on loans was relatively unchanged, the volume of loans declined compared to 2015 primarily as a result of the completion and payoff of several higher yielding construction loans related to the NRIA program in which the Bank participates.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2016 compared to 2015			Three months ended March 31, 2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (123)	$ -	$ (123)	$ 48	$ (33)	$ 15
Investment securities	(4)	-	(4)	(12)	(1)	(13)
Federal funds sold	7	2	9	(1)	-	(1)
Interest bearing balances with other banks	-	(1)	(1)	-	(2)	(2)
Total Interest-earning assets	(120)	1	(119)	35	(36)	(1)
Interest paid on:
Demand deposits	-	-	-	-	(1)	(1)
Savings deposits	-	(1)	(1)	-	1	1
Time deposits	(2)	1	(1)	-	-	-
Total interest-bearing liabilities	(2)	-	(2)	-	-	-
Net interest income	$ (123)	$ 6	$ (117)	$ 35	$ (36)	$ (1)

For the quarter ended March 31, 2016 compared to the same period in 2015, there was a decrease in net interest income of approximately $123,000 due to changes in volume offset by an increase of approximately $6,000 due to changes in rate. Average loans declined by more than $8.7 million compared to the same period in 2015 as a result of payoffs without replacement.

Provision for Loan Losses

There was a credit to the provision for loan losses of $35,000 and $60,000, respectively, for the quarters ended March 31, 2016 and 2015. The level of provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and the related historical loss factors. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)  In addition, there is an increasing level of SBA loans accounted for at fair value that are not included in the allowance calculation.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income decreased approximately $48,000, or 14.16%, for the quarter ended March 31, 2016 compared to the same quarter in 2015 primarily related to a reduction in SBA-related income including gains on sales as well as fair value adjustments.

Customer service fees declined approximately $10,000, or 10.83%, for the quarter ended March 31, 2016 compared to 2015.  ATM activity fees declined by approximately $5,000, or 14.92%, for the quarter ended March 31, 2016 compared to the same period in 2015. The decline is related to lower volume which is consistent with trends in the industry; ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $140,000 and $203,000, respectively, for the three months ended March 31, 2016 and 2015, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The decline is related to lower loan origination volume during the quarter.  Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Other income increased approximately $33,000 for the quarter ended March 31, 2016 compared to the same period in 2015.  The increase is primarily related to the shortening in the period to escheat dormant accounts resulting in a significant number of accounts closed and escheated to the Commonwealth of Pennsylvania for which the Bank charged a per account administrative fee for this service.

Noninterest Expense

Salaries and benefits declined approximately $7,000, or 1.77%, for the quarter ended March 31, 2016 compared to 2015.  The decline is primarily related to unfilled positions within the Bank’s branch network.

Occupancy and equipment expense decreased approximately $14,000, or 5.68%, for the quarter ended March 31, 2016 compared to 2015. The decrease for the quarter is primarily related to a reduction in depreciation expense for fully depreciated furniture and equipment.

Office operations and supplies expense increased by approximately $15,000, or 21.68%, for the quarter ended March 31, 2016 compared to 2015 primarily because of increased branch security expense.  The branches are operating with fewer full time staff that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Professional services expense decreased approximately $17,000, or 19.12%, for the quarter ended March 31, 2016 compared to 2015 primarily as a result of a lower level of fees paid in relation to the Bank’s year-end audit.

Data processing expenses increased approximately $11,000, or 11.57%, for the quarter ended March 31, 2016 compared to 2015.  The increase is primarily related to annual contract escalation in core processor and EFT expenses

Federal deposit insurance assessments increased approximately $2,000, or 6.21%, for the quarter ended March 31, 2016 compared to 2015. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses increased approximately $54,000, or 134%, for the quarter ended March 31, 2016   compared to 2015.  The increase was primarily the result of approximately $52,000 transfer-in write-up during the same quarter in 2015 for one property where the net liquidation value exceeded the Bank’s loan balance.

Loan and collection expenses declined approximately $29,000, or 50.42%, for the quarter ended March 31, 2016 compared to 2015 as a result of a reduction in sheriff sale and legal fees related to foreclosure/collection activity the Bank experienced in 2015.

Other operating expenses increased approximately $12,000, or 11.51%, for the quarter ended March 31, 2016 compared to 2015.   The increase is related to an increase in the Pennsylvania Bank Shares Tax.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this Report (the “Evaluation Date”). A control system, no matter how well designed and operated, can provide only reasonable, not absolute insurance, that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic and annual reports.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to the material weakness described below.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of March 31, 2016 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

To address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that were in existence as of March 31, 2016. Additional changes will be implemented as determined necessary.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of March 31, 2016, the Bank’s tier one leverage capital ratio was 4.52% and its total risk based capital ratio was 8.02%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5.  Other Information.

None

Item 6. Exhibits.

a)Exhibits.

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

UNITED BANCSHARES, INC.

Date: November 30, 2018	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 30, 2018	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

Index to Exhibits-FORM 10-Q

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.