Form 10-Q
period 2016-06-30
UNITED BANCSHARES INC /PA
filed 2018-12-03
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016 OR

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of November 30, 2018, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,442 and 1,350 shares are issued, respectively as of November 30, 2018.

FORM 10-Q

Index

Item No.	Page

PART I - OTHER INFORMATION4

Item 1.  Financial Statements (unaudited)4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk40

Item 4.  Controls and Procedures40

PART II - OTHER INFORMATION40

Item 1. Legal Proceedings.40

Item 1A. Risk Factors.41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.41

Item 3.  Defaults Upon Senior Securities.41

Item 4. Mine Safety Disclosures.41

Item 5.  Other Information.41

Item 6.  Exhibits.41

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	June 30, 2016	December 31, 2015
Cash and due from banks	$2,009,676	$2,107,359
Interest-bearing deposits with banks	311,012	310,739
Federal funds sold	2,902,000	8,364,000
Cash and cash equivalents	5,222,688	10,782,098

Investment securities available-for-sale, at fair value	6,702,889	7,572,029

Loans held for sale	7,136,996	3,260,761

Loans held at fair value	3,237,904	2,458,930

Loans, net of unearned discounts and deferred fees	30,713,493	33,519,042
Less allowance for loan losses	(354,563)	(418,013)
Net loans	30,358,930	33,101,029
Bank premises and equipment, net	462,764	492,730
Accrued interest receivable	202,565	175,416
Other real estate owned Core Deposit intangible	446,777 251,582	479,627 199,781
Prepaid expenses and other assets	478,041	461,837
Total assets	$54,501,137	$58,984,238
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$16,045,953	$16,417,150
Demand deposits, interest-bearing	12,372,375	13,605,888
Savings deposits	11,322,524	11,680,878
Time deposits, under $100,000	4,002,748	7,505,729
Time deposits, $100,000 and over	7,563,345	6,752,759
Total deposits	51,306,945	55,962,404
Accrued interest payable	12,998	9,157
Accrued expenses and other liabilities	294,812	332,915
Total liabilities	51,614,756	56,304,476

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 124,342 issued and outstanding at June 30, 2015 and 136,842 issued and outstanding at December 31, 2014	993	993
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at June 30, 2015 and 876,921 issued and outstanding at December 31, 2014	8,269	8,269
Class B Non-voting common stock; 250,000 shares authorized; $0.01 par value;
191,667 issued and outstanding at December 31, 2014	-	-
Additional paid-in-capital	14,752,644	14,752,644
Accumulated deficit	(11,946,971)	(12,062,818)
Accumulated other comprehensive loss	71,261	(19,326)
Total shareholders’ equity	2,886,382	2,679,762
Total liabilities and shareholders’ equity	$54,501,137	$58,984,238

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Interest income:
Interest and fees on loans	$ 689,160	$ 582,012	$1,228,940	$1,244,690
Interest on investment securities	40,699	44,843	84,952	92,591
Interest on federal funds sold	7,585	2,968	17,227	4,259
Interest on time deposits with other banks	171	164	290	326
Total interest income	737,615	629,987	1,331,409	1,341,866

Interest expense:
Interest on time deposits	8,852	9,837	17,356	19,792
Interest on demand deposits	5,987	6,162	12,099	12,279
Interest on savings deposits	1,398	1,465	2,816	2,937
Total interest expense	16,237	17,464	32,271	35,008
Net interest income	721,378	612,523	1,299,138	1,306,858
(Credit) provision for loan losses	30,000	(40,000)	(5,000)	(100,000)

Net interest income after provision for loan losses	691,378	652,523	1,304,138	1,406,858

Noninterest income:
Customer service fees	90,412	139,274	176,267	235,552
ATM fee income	29,294	31,745	56,014	63,149
Gain on sale of loans	99,414	-	311,973	473,706
Loss on sale of other real estate	-	(2,289)	(2,495)	(2,289)
Net change in fair value of financial instruments	-	32,143	(73,873)	(238,431)
Loan syndication fees	-	85,000	-	85,000
Other income	486,485	21,633	524,159	26,610
Total noninterest income	705,605	307,506	992,045	643,297

Noninterest expense:
Salaries, wages and employee benefits	372,676	404,366	764,616	803,379
Occupancy and equipment	240,481	249,740	478,637	502,244
Office operations and supplies	83,114	81,922	166,414	150,382
Marketing and public relations	11,325	8,337	27,720	26,189
Professional services	75,973	74,964	149,131	165,415
Data processing	100,547	89,615	209,295	187,087
Other real estate expense	22,800	(23,182)	57,000	(63,214)
Loan and collection costs	23,929	46,490	37,561	103,771
Deposit insurance assessments	30,174	34,200	58,576	66,400
Other operating	119,612	111,526	231,198	211,598
Total noninterest expense	1,080,631	1,077,978	2,180,148	2,153,251
Net loss before income taxes	316,352	(117,949)	116,035	(103,096)
Provision for income taxes	-	-	-	-
Net profit (loss)	$316,352	$ (117,949)	$ 116,035	$ (103,096)
Net loss per common share—basic and diluted	$ 0.38	$ (0.14)	$ 0.14	$ (0.10)
Weighted average number of common shares	826,921	826,921	826,921	986,262
Comprehensive loss:
Net profit (loss)	$316,352	$ (117,949)	$116,035	$ (103,096)
Unrealized (losses) gains on available for sale securities	26,639	(78,421)	90,586	(21,233)
Total comprehensive profit (loss)	$342,991	$ (196,370)	$206,621	$ (124,329)

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

	2016	2015

Cash flows from operating activities:
Net loss	$ 116,035	$ (103,096)
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Credit)provision for loan losses	(5,000)	(100,000)
Amortization of premiums on investments	7,111	9,083
Proceeds from the sale of other real estate	30,355	40,913
Depreciation on fixed assets	92,791	88,678
Net change in fair value of financial instruments	(73,873)	238,431
Gain on sale of loans	(311,973)	(473,706)
Loss on sale of other real estate	2,495	2,289
(Write-up) Write-down of other real estate owned	-	(88,460)
Proceeds from the sale of loans held-for-sale	3,137,250	4,407,339
Amortization of servicing asset	11,317	-
Loans originated for sale	(7,406,612)	(1,823,367)
(Increase) decrease in accrued interest receivable and
other assets	(106,471)	(180,910)
Increase (decrease) in accrued interest payable and
other liabilities	(34,262)	(4,937)
Net cash provided by operating activities	(4,540,837)	2,012,257

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	3,302,847	1,064,615
Purchase of securities available-for-sale	(2,350,234)	(49)
Net decrease (increase) in loans	2,747,098	4,014,805
Purchase of bank premises and equipment	(62,825)	(48,464)
Net cash provided by (used in) investing activities	3,636,886	5,030,907

Cash flows from financing activities:
Net decrease in deposits	(4,655,459)	(1,957,519)
Net cash used in financing activities	(4,655,459)	(1,957,519)
Net increase in cash and cash equivalents	(5,559,410)	5,085,645
Cash and cash equivalents at beginning of period	10,782,098	3,236,582
Cash and cash equivalents at end of period	$5,222,688	$ 8,322,227
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,430	$ 37,107
Noncash transfer of loans to other real estate	$-	$ 148,241

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2016 and December 31, 2015 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2016 and 2015.

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

2. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Basic:
Net loss available to common shareholders	$ 316,352	$ (117,949)	$ 116,035	$ (103,096)
Average common shares outstanding-basic	826,921	826,921	826,921	986,262
Net loss per share-basic	$ 0.38	$ (0.14)	$ 0.14	$ (0.10)
Diluted:
Average common shares-diluted	826,921	826,921	826,921	986,262
Net loss per share-diluted	$ 0.38	$ (0.14)	$ 0.14	$ (0.10)

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

3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in other comprehensive income:

Three Months Ended June 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized loss on securities:
Unrealized holding loss arising during period	$ 40	$ 13	$ 27
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$ 40	$ 13	$ 27

Three Months Ended June 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$ (104)	$ 26	$ (78)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$ (104)	$ 26	$ (78)

Six Months Ended June 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized loss on securities:
Unrealized holding loss arising during period	$ 135	$ 44	$ 91
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive loss, net	$ 135	$ 44	$ 91

Six Months Ended June 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Unrealized gain on securities:
Unrealized holding gain arising during period	$ (32)	$ 11	$ (21)
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	$ (32)	$ 11	$ (21)

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,950	$ 3	$ -	$ 2,953
Government Sponsored Enterprises residential mortgage-backed securities	3,517	103	-	3,620
Investments in money market funds	130	-	-	130
	$6,597	$ 106	$ -	$ 6,703
December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 3,697	$ 3	$ (38)	$ 3,662
Government Sponsored Enterprises residential mortgage-backed securities	3,774	36	(30)	3,780
Investments in money market funds	130	-	-	130
	$ 7,601	$ 39	$ (68)	$ 7,572

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of June 30, 2016, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,950	2,953
Government Sponsored Enterprises residential mortgage-backed securities	3,517	3,620
Total debt securities	6,467	6,573
Investments in money market funds	130	130
	$6,597	$6,703

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2016:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	9	$ 2,703	$ 3	$ -	$ -	$ 2,703	$ 3

Government Sponsored Enterprises residential
mortgage-backed securities	55	2,042	50	53	1,341	3,383	103
Total temporarily
impaired investment
Securities	64	$ 4,745	$ 53	$ 53	$ 1,341	$ 6,086	$ 106

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses
U.S. Government
agency securities	9	$ 2,416	$ (32)	$ 243	$ (6)	$ 2,659	$ (38)

Government Sponsored Enterprises residential
mortgage-backed securities	8	1,486	(19)	227	(11)	1,713	(30)
Total temporarily
impaired investment
securities	17	$ 3,902	$ (51)	$ 470	$ (17)	$ 4,372	$ (68)

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

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial and industrial	$ 2,904	$ 3,062
Commercial real estate	24,066	26,414
Consumer real estate	2,709	2,841
Consumer loans other	1,042	1,202
Total loans	$ 30,722	$ 33,519

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

All of these factors may be susceptible to significant change.  During the six months ended June 30, 2016 the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were no charge-offs during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended June 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$120	$241	$14	$9	$384
Provision (credit) for loan losses	-	-	-	-	-

Charge-offs	-	-	-	-	-
Recoveries	-	-	-	-	-
Net (charge-offs) recoveries	-	-	-	-	-

Ending balance	$87	$245	$13	$10	$355
(in 000's)	For the Three months ended June 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$344	$300	$21	$15	$680
Provision (credit) for loan losses	24	(64)	-	-	(40)

Charge-offs	(48)	-	-	(2)	(50)
Recoveries	-	-	2	4	6
Net (charge-offs) recoveries	(48)	-	2	2	(44)

Ending balance	$320	$236	$23	$17	$596
(in 000's)	For the Six months ended June 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$151	$250	$8	$9	$418
Provision (credit) for loan losses	(5)	-	-	-	(5)

Charge-offs	-	(41)	(22)	(3)	(66)
Recoveries	2	-	2	4	8
Net (charge-offs) recoveries	2	(41)	-	1	(58)

Ending balance	$87	$245	$13	$10	$355
(in 000's)	For the Six months ended June 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$403	$300	$20	$12	$735
Provision (credit) for loan losses	(36)	(64)	-	-	(100)

Charge-offs	(48)	-	-	(14)	(62)
Recoveries	1	-	3	19	23
Net (charge-offs)recoveries	(47)	-	3	5	(39)

Ending balance	$320	$236	$23	$17	$596

(in 000's)	June 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 71	$ -	$ -	$ 71
Loans collectively evaluated for impairment	173	99	2	10	284
	$ 173	$ 170	$ 2	$ 10	$ 355

Loans, ending balance:
Loans individually evaluated for impairment	$ 437	$ 1,747	$ -	$ -	$ 2,184
Loans collectively evaluated for impairment	2,468	22,319	2,709	1,042	28,538
Total	$ 2,905	$ 24,066	$ 2,709	$ 1,042	$ 30,722

December 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 91	$ -	$ -	$ 91
Loans collectively evaluated for impairment	151	159	8	9	327
	$ 151	$ 50	$ 8	$ 9	$ 418

Loans, ending balance:
Loans individually evaluated for impairment	$ 439	$ 2,076	$ -	$ -	$ 2,515
Loans collectively evaluated for impairment	2,623	24,338	2,841	1,202	31,004
Total	$ 3,062	$ 26,414	$ 2,841	$ 1,202	$ 33,519

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of June 30, 2016 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 109	$ 109	$ 1,348	$ 1,457
SBA loans	-	-	39	39	-	39
Asset-based	-	-	289	289	1,120	1,409
Total Commercial and industrial	-	-	437	437	2,468	2,905

Commercial real estate:
Commercial mortgages	-	18	1,280	1,298	11,538	12,836
SBA loans	-	-	263	263	325	588
Construction	-	-	-	-	1,250	1,250
Religious organizations	-	-	204	204	9,188	9,392
Total Commercial real estate	-	18	1,747	1,765	22,301	24,066

Consumer real estate:
Home equity loans	-	147	333	480	353	833
Home equity lines of credit	-	-	-	-	20	20
1-4 family residential mortgages	-	-	129	129	1,727	1,856
Total consumer real estate	-	147	462	609	2,100	2,709

Total real estate	-	165	2,209	2,374	24,401	26,775

Consumer and other:
Consumer installment	-	-	-	-	-	-
Student loans	24	71	-	95	826	921
Other	-	1	-	1	120	121
Total consumer and other	24	72	-	96	946	1,042

Total loans	$ 24	$ 237	$ 2,646	$ 2,907	$ 27,815	$ 30,722

An age analysis of past due loans, segregated by class of loans, as of December 31, 2015 is as follows:

		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
(In 000's)	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 110	$ 110	$ 1,425	$ 1,535
SBA loans	-	-	40	40	-	40
Asset-based	11	-	289	300	1,187	1,487
Total Commercial and industrial	11	-	439	450	2,612	3,062

Commercial real estate:
Commercial mortgages	169	39	1,335	1,543	12,231	13,774
SBA loans	-	-	271	271	82	353
Construction	-	-	-	-	2,175	2,175
Religious organizations	-	-	471	471	9,641	10,112
Total Commercial real estate	169	39	2,077	2,285	24,129	26,414

Consumer real estate:
Home equity loans	56	125	358	539	358	897
Home equity lines of credit	-	-	-	-	20	20
1-4 family residential mortgages	35	-	129	164	1,760	1,924
Total consumer real estate	91	125	487	703	2,138	2,841

Total real estate	260	164	2,564	2,988	26,267	29,255

Consumer and other:
Consumer installment	-	-	-	-	-	-
Student loans	66	129	-	195	886	1,081
Other	2	-	-	2	119	121
Total consumer and other	68	129	-	197	1,005	1,202

Total loans	$ 339	$ 293	$ 3,003	$ 3,635	$ 29,884	$ 33,519

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans June 30, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 250	$ 894	$ 12	$ 48	$ 253	$ -	$ 1,457
SBA loans	-	-	-	-	39	-	39
Asset-based	-	834	210	-	289	76	1,409
	250	1,728	222	48	581	76	2,905
Commercial real estate:
Commercial mortgages	-	9,035	1,937	567	1,076	221	12,836
SBA Loans	-	325	-	-	263	-	588
Construction	-	1,250	-	-	-	-	1,250
Religious organizations	35	6,274	1,882	997	204	-	9,392
	35	16,884	3,819	1,564	1,543	221	24,066

Total commercial loans	$ 285	$ 18,612	$ 4,041	$ 1,612	$ 2,124	$ 297	$ 26,971

		Residential Mortgage and Consumer Loans June 30, 2016
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$ 500		$ 333		$ 833
Home equity line of credit	20		-		20
1-4 family residential mortgages	1,727		129		1,856
	2,247		462		2,709

Consumer Other:
Consumer Installment	-		-		-
Student loans	921		-		921
Other	121		-		121
	1,042		-		1,042

Total consumer loans	$ 3,289		$ 462		$ 3,751

Total loans							$ 30,722

(In 000's)			Commercial Loans, December 31, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 285	$ 922	$ 16	$ 58	$ 254	$ -	$ 1,535
SBA loans	-	-	-	-	40	-	40
Asset-based	-	900	222	-	289	76	1,487
	285	1,822	238	58	583	76	3,062
Commercial real estate:
Commercial mortgages	-	10,689	1,098	613	1,151	223	13,774
SBA Loans	-	82	-	-	271	-	353
Construction	-	2,175	-	-	-	-	2,175
Religious organizations	-	7,624	1,131	886	471	-	10,112
	-	20,570	2,229	1,499	1,893	223	26,414

Total commercial loans	$ 285	$ 22,392	$ 2,467	$ 1,557	$ 2,476	$ 299	$ 29,476

			Residential Mortgage and Consumer Loans December 31, 2015

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 539		$ 358	$ 897
Home equity line of credit	20		-	20
1-4 family residential mortgages	1,795		129	1,924
	2,354		487	2,841

Consumer Other:
Consumer Installment	-		-	-
Student loans	1,081		-	1,081
Other	121		-	121
	1,202		-	1,202

Total consumer loans	$ 3,556		$ 487	$ 4,043

Total loans							$ 33,519

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

Impaired loans as of June 30, 2016 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 109	$ 109	$ -	$ 109	$ -
SBA Loans	39	39	-	39	-
Asset-based	289	46	243	289	-
Total commercial and industrial	437	194	243	437	-

Commercial real estate:
Commercial mortgages	1,280	806	474	1,280	67
SBA Loans	263	163	100	263	4
Religious organizations	204	204	-	204	-
Total commercial real estate	1,747	1,173	574	1,747	71

Total loans	$ 2,184	$ 1,367	$ 817	$ 2,184	$ 71

Impaired loans as of December 31, 2015 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 818	$ 353	$ -	$ 353	$ -
SBA loans	46	-	46	46	-
Asset-based	40	40	-	40	-
Total commercial and industrial	904	393	46	439	-

Commercial real estate:
Commercial mortgages	1,334	810	524	1,334	91
SBA Loans	271	271	-	271	-
Religious organizations	471	471	-	471	-
Total commercial real estate	2,076	1,552	524	2,076	91

Total loans	$2,980	$ 1,945	$ 570	$ 2,515	$ 91

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 109	$ -	$ 201	$ -
SBA loans	39	-	46	1
Asset-based	289	3	73	1
Total commercial and industrial	437	3	320	2

Commercial real estate:
Commercial mortgages	1,308	4	934	-
SBA loans	264	-	113	-
Religious organizations	242	-	487	-
Total commercial real estate	1,814	4	1,534	-

Total loans	$ 2,251	$ 7	$ 1,854	$ 2

(In 000's)	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 109	$ -	$ 200	$ -
SBA loans	39	-	46	2
Asset-based	289	-	40	1
Total commercial and industrial	437	-	286	3

Commercial real estate:
Commercial mortgages	1,097	13	896	-
SBA loans	103	5	112	-
Religious organizations	348	-	488	-
Total commercial real estate	1,548	18	1,496	-

Total loans	$ 1,985	$ 18	$ 1,782	$ 3

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2016 and December 31, 2015.

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

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Beginning balance	$564	$708	$433	$564
Additions, transfers from loans	237	59	477	148
Sales	(305)	(43)	(140)	(43)
	496	726	770	669
Write-ups (downs)	(49)	33	(13)	88
Ending Balance	$447	$757	$757	$757

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2016	December 31, 2015
Commercial real estate	$ 316	$ 297
Residential real estate	131	183
Total	$ 447	$ 480

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Insurance	$2	$4	$6	$8
Legal Fees	16		16
Professional fees	-		4
Real estate taxes	4	3	10	6
Utilities	1	1	1	1
Other	-	-	-	10
Transfer-in write-up	49	(31)	49	(88)
Impairment charges (net)	-	-	-	-
Total	$72	$(23)	$86	$(63)

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,953	$ -	$ 2,953	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,620	-	3,620	-
Money Market Funds	130	130	-	-
Total	$ 6,703	$ 130	$ 6,573	$ -
Loans held for sale	$ 7,137	$ -	$ 7,137	$ -
Loans held at fair value	$ 3,238	$ -	$ -	$ 3,238

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 3,662	$ -	$ 3,662	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,780	-	3,780	-
Money Market Funds	130	130	-	-
Total	$ 7,572	$ 130	$ 7,442	$ -
Loans held for sale	$ 3,261	$ -	$ 3,261	$ -
Loans held at fair value	$ 2,459	$ -	$ -	$ 2,459

The fair value of the Bank’s AFS securities portfolio was approximately $7,572,000 and $7,442,000 at June 30, 2016 and December 31, 2015, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended June 30, 2016 and 2015.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	June 30, 2016 Fair value	December 31, 2015 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2016 Range of inputs	December 31, 2015 Range of inputs
Loans held at fair value:	$ 3,238	$ 2,459	Discounted cash flow	Constant prepayment rate	7.33% to 10.189%	7.10% to 9.88%
				Weighted average discount rate	7.22% to 10.12%	7.76% to 9.94%
				Weighted average life	3.20yrs to 9.86 yrs	3.40 yrs to 8.78 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2015	$ 2,459
Origination of loans	-
Principal repayments	-
Change in fair value of financial instruments	-
Balance at June 30, 2016	$ 3,238

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2016 and December 31, 2015, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2016 and year ended December 31, 2015.

Carrying Value at June 30, 2016:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended
Impaired loans	$ 2,184	$ -	$ -	$ 2,184	$ -
Other real estate owned (“OREO”)	$ 447	$ -	$ -	$ 447	-

Carrying Value at December 31, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$ 2,424	$ -	$ -	$ 2,424	$ -
Other real estate owned (“OREO”)	$ 480	$ -	$ -	$ 480	$ 39

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

The fair value of assets and liabilities are depicted below:

		June 30, 2016		December 31, 2015
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 5,223	$ 5,223	$ 10,782	$ 10,782
Available for sale securities	(1)	6,703	6,703	7,572	7,572
Loans held for sale	Level 2	7,137	7,137	3,261	3,261
Loans held at fair value	Level 3	3,238	3,238	2,459	2,459
Loans, net of allowance for loan losses	(2)	30,359	30,359	33,101	33,082
Accrued interest receivable	Level 2	203	203	175	175
Liabilities:
Demand deposits	Level 2	28,418	28,418	30,022	30,022
Savings deposits	Level 2	11,323	11,323	11,681	11,681
Time deposits	Level 2	11,566	11,566	14,259	14,242
Accrued interest payable	Level 2	13	13	9	9

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

As of June 20, 2016 and December 31, 2015, the Bank’s tier one leverage capital ratio was 5.06% and 4.57%, respectively, and its total risk based capital ratio was 8.56% and 8.50%, respectively. The net loss for the six months ended June 30, 2015 resulted in a decline in the tier one leverage ratio; however, the total risk based capital ratio increased because of the decrease in loans during the period that generally carry a higher risk weight than cash or investments.  Management has developed and submitted a Capital Plan that focuses on the following:

1.Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

2.External equity investments—an investment banker has been engaged to help the Bank generate external capital investments.

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

Overview

The Company reported a net profit of approximately $ 316,000 ($ 0.38 per common share) for the quarter ended June 30, 2016 compared to a net loss of approximately $118,000 ($0.14 per common share) for the same quarter in 2015. The Company reported a net profit of approximately $116,000 ($0.14 per common share) for the six months ended June 30, 2016 compared to a net loss of approximately $103,000 ($0.10 per common share) for the same period in 2015. The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

•External equity investments—Potential investors will continue to be sought in 2017

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan origination and sell the guaranteed portion in the secondary market for a gain.   During the six months ended June 30, 2016, noninterest income totaling approximately $236,000 (including fair value adjustments) was recognized utilizing this strategy. At June 30, 2016, the pipeline of SBA loans was more than $6 million and continues to grow.

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

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the quarter with a decline in nonperforming loans and delinquencies. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.   Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense. During the six months ended June 30, 2016, the Bank foreclosed collateral related to several non-performing loans and added approximately $200,000 to its other real estate owned portfolio.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2016	Quarter ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Statement of operations information:
Net interest income	$721,378	$ 613	$1,299	$1,307
(Credit) provision for loan losses	30	(40)	(5)	(100)
Noninterest income	706	308	992	643
Noninterest expense	1,081	1,078	2,180	2,153
Net loss	316	(118)	116	(103)
Net loss per share-basic and diluted	0.38	(0.14)	0.14	(0.10)

Balance Sheet information:	June 30, 2016	December 31, 2015
Total assets	$ 54,501	$ 58,984
Loans, net	30,359	33,101
Investment securities	6,703	7,572
Deposits	51,307	55,962
Shareholders' equity	2,886	2,680

Ratios*:	Quarter ended June 30, 2016	Quarter ended June 30, 2015
Return on assets	0.18%	(0.79)%
Return on equity	4.10%	(15.26)

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $ 2,103,000 or 3.89% during the quarter ended June 30, 2016 compared to the quarter ended March 31, 2016. Average funding sources decreased approximately $2,309,000 or 4.30%, during the same quarter.

Sources and Uses of Funds Trends

(Thousands of Dollars, except

percentages)	June 30, 2016			March 31, 2016
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$ 37,957	$ (41)	(0.11)%	$37,998
Investment Securities	7,225	(309)	(4.10)%	7,534
Federal funds sold	6,406	(1,753)	(21.49)%	8,159
Balances with other banks	311	-	-%	311
Total uses	$ 51,899	$ (2,103)	(3.89)%	$54,002
Funding sources:
Demand deposits
Noninterest-bearing	$ 16,054	$ (754)	(4.49)%	$16,808
Interest-bearing	12,465	(512)	(3.95)%	12,977
Savings deposits	11,311	(220)	(1.91)%	11,531
Time deposits	11,607	(823)	(6.62)%	12,430
Total sources	$ 51,437	$ (2,309)	(4.30)%	$53,746

Loans

Average loans decreased by approximately $41,000, or 0.11%, during the quarter ended June 30, 2016. Funding activity during the quarter exceeded $1.5 million but was offset by payoffs and sale activity totaling close to $4 million.  During the six months ended June 30, 2015, the guaranteed portion of SBA loans originated in late 2014 were sold. In addition, the Bank participates in an investor real estate funding program (“NRIA”) whereby it provides funding during the construction phase and permanent “take-out” financing is pre-arranged at completion.  During the six months ended June 30, 2015, the construction related to approximately $2.8 million of these loans was completed and the loans were paid off.   Participation in this program is ongoing and dependent on the Bank’s overall liquidity level and other funding requirements.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $24.1 million, or 78%, of total loans at June 30, 2016 of which approximately $14.7 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2016 were approximately $9.2 million, or 39%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2016	2015

Commercial and industrial:
Commercial	$ 1,457	$ 1,535
SBA loans	39	40
Asset-based	1,409	1,487
Total commercial and industrial	2,905	3,062

Commercial real estate:

Commercial mortgages	12,836	13,774
SBA loans	588	353
Construction	1,250	2,175
Religious organizations	9,392	10,112
Total commercial real estate	24,066	26,414

Consumer real estate:
Home equity loans	833	897
Home equity lines of credit	20	20
1-4 family residential mortgages	1,856	1,924
Total consumer real estate	2,709	2,841

Total real estate	26,775	29,255

Consumer and other:
Consumer installment	-	-
Student loans	921	1,081
Other	121	121
Total consumer and other	1,042	1,202

Loans, net	$ 30,722	$ 33,519

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.16% at June 30, 2016 compared to 1.80% at December 31, 2015.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,184,000 at June 30, 2016 compared to $2,424,000 at December 31, 2015. The valuation allowance associated with impaired loans was approximately $71,000 and $91,000, at June 30, 2016 and December 31, 2015, respectively. The decrease in impaired loans is attributable to foreclosure activity as well as the charge-off of one loan totaling approximately $48,000 for which there was a specific reserve allocated. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2016 and December 31, 2015, loans to religious organizations represented approximately $204,000 and $471,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 13.42% down from 13.92% at December 31, 2015.  The level of nonperforming loans to total loans decreased from 8.40% at December 31, 2015 to 8.96% at June 30, 2016 as a result of foreclosure activity related to several impaired loans. Approximately 83.5% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2016	December 31, 2015
Commercial and industrial:
Commercial	$ 109	$ 110
SBA loans Asset-based	39 289	40 289
Total commercial and industrial	437	439

Commercial real estate:
Commercial mortgages	1,280	1,335
SBA loans	263	271
Religious organizations	204	471
Total commercial real estate	1,747	2,077

Consumer real estate:
Home equity loans	333	358
1-4 family residential mortgages	129	129
Total consumer real estate	462	487

Total real estate	2,209	2,564

Total nonperforming loans	2,646	3,003
OREO	447	480
Total nonperforming assets	$ 3,093	$ 3,483

Nonperforming loans to total loans	8.40%	8.96%
Nonperforming assets to total loans and OREO	9.68%	10.24%
Nonperforming assets to total assets	5.67%	5.90%

Allowance for loan losses as a percentage of:
Total loans	1.16%	1.25%
Total nonperforming loans	13.42%	13.92%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2016	December 31, 2015
Commercial real estate:
Commercial mortgages	$ 18	$ 39
Total commercial real estate	18	39

Consumer real estate:
Home equity loans	147	125
Total consumer real estate	147	125

Consumer and other:
Student loans	71 1	129
Total consumer and other	72	129
Total	$ 237	$ 293

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $309,000, or 4.10%, during the quarter ended June 30, 2016. The decrease was primarily related to the call of one $250,000 agency security and mortgage-backed security paydowns during the quarter ended June 30, 2016.

The average yield on the investment portfolio declined to 2.25% for the six months ended June 30, 2016 compared to 2.29% for the six months ended June 30, 2015.  The decline is a result of calls of higher yielding bonds during the period. The duration of the portfolio shortened to 3.5 years at June 30, 2015 compared to 3.9 years at December 31, 2014 as a result of market rate shifts during the year.  Amortizing GSE mortgage-backed securities approximate 53% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2016, average deposits decreased approximately $2,309,000, or 4.30%. The decrease was concentrated in time deposit accounts that decreased on average by approximately $823,000, or 6.62%, during the quarter. The decline was primarily related to several corporate certificates of deposit that were not renewed at maturity.

Noninterest bearing checking account balances decreased on average by $754,000, or 4.49%, during the quarter ended June 30, 2016.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

Average savings deposits declined by approximately $220,000, or 1.91%, as a result of general attrition.

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

	June 30, 2016	December 31, 2015
Commitments to extend credit	$ 4,552,423	$5,903,000
Standby letters of credit	377,996	333,000

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2016, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $5.2 million, or 9.6% of total assets, compared to $10.8 million, or 18.3%, at December 31, 2015.  The increase is related to approximately $ 4.4 million proceeds from the sale of the guaranteed portion SBA loans and loan payoffs received during the six months ended June 30, 2015.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At June 30, 2016, a positive gap position is maintained on a cumulative basis through 1 year of 15.93% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, increased from the December 31, 2015 positive gap position of 17.28%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months due to the Banks’ growing variable rate SBA loan portfolio. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in late 2015.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2016, the change in the market value of equity in a +200 basis point interest rate change is -20%, in excess of the policy limit of 25%, and -46.6% in a +400 basis point interest rate change, below the policy limit of -50%.   These levels represent an improvement from 2015 when the +400 basis point change was -41.4%.  Management is strategically working to bring this measure into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at June 30, 2016.

Capital Resources

Total shareholders’ equity increased approximately $207,000, or 7.7%, during the six months ended June 30, 2016. The decrease is attributable to a net loss of approximately $116,000 plus other comprehensive loss related to an unrealized loss on the securities classified as available-for-sale totaling approximately $91,000.

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

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. At June 30, 2016, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The Bank meets the minimum capital levels to be considered “well capitalized” with the exception of Total capital to risk weighted assets.  The following table presents the capital ratios of the Company and the Bank as of June 30, 2016 and December 31, 2015:

	Actual June 30, 2016		Actual December 31, 2016		Minimum to be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,109	8.56%	$3,081	8.50%	N/A
Bank	3,109	8.56	3,081	8.50	$3,623	10.00%
Tier I capital to risk weighted assets
Company	2,754	7.58	2,663	7.35	N/A
Bank	2,754	7.58	2,663	7.35	$2,899	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,754	7.58	2,663	7.35	N/A
Bank	2,754	7.58	2,663	7.35	$2,355	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,754	5.06	2,663	4.57	N/A
Bank	2,754	5.06	2,663	4.57	$2,915	5.00%
Tangible common equity to tangible assets
Company	2,754	5.06	2,663	4.52	N/A	N/A
Bank	2,754	5.06	2,663	4.52	N/A	N/A

Results of Operations

Summary

The Company reported a net profit of approximately $ 316,000 ($ 0.38 per common share) for the quarter ended June 30, 2016 compared to a net loss of approximately $118,000 ($0.14 per common share) for the same quarter in 2015. The Company reported a net profit of approximately $116,000 ($0.14 per common share) for the six months ended June 30, 2016 compared to a net loss of approximately $103,000 ($0.10 per common share) for the same period in 2015. The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.   A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended June 30, 2016			Three months ended June 30, 2015
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$37,957	$689	7.26%	$42,767	$582	5.44%
Investment securities	7,225	41	2.25	7,865	45	2.29
Federal funds sold	6,406	8	0.47	5,597	3	0.21
Interest bearing balances with other banks	311	-	-	310	-	-
Total interest-earning assets	51,899	737	5.68	56,539	630	4.46
Interest-bearing liabilities
Demand deposits	12,465	6	0.19	13,178	6	0.18
Savings deposits	11,311	1	0.05	12,086	1	0.03
Time deposits	11,607	9	0.31	14,886	10	0.27
Total interest-bearing liabilities	35,383	16	0.18	40,150	17	0.18
Net interest income		$721			$613
Net yield on interest-earning assets			5.56%			4.34%

		Six months ended June 30, 2016			Six months ended June 30, 2015
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$37,978	$1,229	6.47%	$44,722	$1,245	5.57%
Investment securities	7,380	85	2.30	8,022	93	2.32
Federal funds sold	7,282	17	0.47	4,080	4	0.20
Interest bearing balances with other banks	311	-	-	310	-	-
Total interest-earning assets	52,951	1,331	5.03	57,134	1,342	4.70
Interest-bearing liabilities
Demand deposits	12,720	12	0.19	13,265	12	0.18
Savings deposits	11,421	3	0.05	12,089	3	0.05
Time deposits	12,019	17	0.29	15,343	20	0.28
Total interest-bearing liabilities	36,160	32	0.18	40,697	35	0.17
Net interest income		$1,299			$1,307
Net yield on interest-earning assets			4.91%			4.58%

For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income improved approximately $109,000, or 17.77%, for the quarter ended June 30, 2016 compared to 2015. Net interest income declined approximately $8,000, or 0.59%, for the six months ended June 30, 2016 compared to 2015.  The decrease is primarily related to the reduction in the yield on loans compared to 2014 as a result of the completion and payoff of higher yielding construction loans related to the NRIA program in which the Bank participates.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2016 compared to 2015			Three months ended June 30, 2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (71)	$ 178	$ 107	$ (6)	$ (51)	$ (57)
Investment securities	(4)	-	(4)	(12)	(2)	(14)
Federal funds sold	1	4	5	1	-	1
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	(74)	182	108	(17)	(53)	(70)
Interest paid on:
Demand deposits	-	-	-	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	(2)	-	(2)	-	-	-
Total interest-bearing liabilities	(2)	-	(2)	-	-	-
Net interest income	$ (76)	182	106	$ (17)	(53)	(70)

	Six months ended June 30, 2016 compared to 2015			Six months ended June 30, 2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(202)	$ 186	$(16)	$ 41	$ (82)	$(41)
Investment securities	(7)	(1)	(8)	(24)	(3)	(27)
Federal funds sold	3	10	13	-	(1)	(1)
Interest bearing balances with other banks	-	-	-	-	(3)	(3)
Total Interest-earning assets	(206)	195	(11)	17	(89)	(72)
Interest paid on:
Demand deposits	-	-	-	(1)	-	(1)
Savings deposits	-	-	-	-	-	-
Time deposits	(4)	-	(4)	-	-	-
Total interest-bearing liabilities	(4)	-	(4)	(1)	-	(1)
Net interest income	$ (210)	$195	$(15)	$ 18	$(89)	$(71)

For the quarter ended June 30, 2016 compared to the same period in 2015, there was a decrease in net interest income of approximately $76,000 due to changes in volume and an increase of approximately $182,000 due to changes in rate. For the six months ended June 30, 2016 compared to the same period in 2015, there was a decrease in net interest income of approximately $210,000 due to changes in volume offset by an increase of approximately $195,000 due to changes in rate. Rate declines were a result of several variable rate commercial loans re-setting at the current low interest rates as well as the payoff of several higher yielding NRIA construction loans at completion.

Provision for Loan Losses

There was a provision for loan losses of $30,000 for the quarter ended June 30, 2016 compared to a negative provision of $40,000 for the same quarter in 2015. There was a negative provision for loan losses of $5,000 for the six months ended June 30, 2016 compared to a provision of $100,000 for the same period in 2015. The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and related historical loss factors.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $398,000, or 129.46%, for the quarter ended June 30, 2016 compared to the same quarter in 2015. Noninterest income increased approximately $381,000, or 59.20%, for the six months ended June 30, 2016 compared to the same period in 2015. The increase in 2016 is primarily related to other noninterest income.

Customer service fees decreased approximately $49,000, or 35.08% for the quarter ended June 30, 2016 compared to 2015.   ATM activity fees declined by approximately $2,000, or 7.72%, for the quarter ended June 30, 2016 compared to the same period in 2015. Customer service fees decreased approximately $59,000, or 25.17% for the six months ended June 30, 2016 compared to 2015.  ATM activity fees declined by approximately $7,000, or 11.30%, for the six months ended June 30, 2016 compared to the same period in 2015.  The increase in customer service fees is the result of a higher level of overdraft fees related to several business customers.  The decline in ATM fees is related to the termination of the contract with Rite Aid in 2014 as well as lower volume which is consistent with trends in the industry; ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

Noninterest Expense

Salaries and benefits decreased approximately $32,000, or 7.84%, for the quarter ended June 30, 2016 compared to 2015 as a result of an escalation in medical insurance costs during the policy renewal period in March.  Salaries and benefits decreased approximately $39,000, or 4.82%, for the six months ended June 30, 2016 compared to 2015 as a result of several unfilled positions within the Bank’s branch network as well as the elimination of the business development position in February 2015.

Occupancy and equipment expense increased approximately $9,000, or 3.71%, for the quarter ended June 30, 2016 compared to 2015. Occupancy and equipment expense increased approximately $24,000, or 4.70%, for the six months ended June 30, 2016 compared to 2015.  The increase is primarily related to higher real estate taxes and common area maintenance expenses for the Bank’s leased branches.

Office operations and supplies expense increased by approximately $1,000, or 1.46%, for the quarter ended June 30, 2016 compared to 2015.  Office operations and supplies expense were relatively consistent at $16,000, or 10.66%, for the six months ended June 30, 2016 compared to 2015.  The increase is primarily related to increased branch security expense because the branches are operating with fewer full time staff people that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Professional services expense increased by approximately $1,000 for the quarter ended June 30, 2016 compared to 2015.  Professional services expense increased approximately $16,000, or 9.84%, for the six months ended June 30, 2016 compared to the same period in 2015 as a result of increased audit cost.

Data processing expenses increased approximately $11,000, or 12.20%, for the quarter ended June 30, 2016 compared to 2015.  Data processing expenses decreased approximately $16,000, or 9.84%, for the six months ended June 30, 2016 compared to 2015. The decrease is primarily related to the consolidation of the Bank’s EFT vendor with its core processor in late 2014.

Federal deposit insurance assessments decreased approximately $11,400 or 33.33%, for the quarter ended June 30, 2016 compared to 2015. Federal deposit insurance assessments decreased approximately $9,000, or 14.16%, for the six months ended June 30, 2016 compared to 2015.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The Bank’s deposit levels declined in 2015 compared to 2014, resulting in lower assessments.

Net other real estate expenses increased approximately $47,000, or 203%, for the quarter ended June 30, 2016   compared to 2015.  Net other real estate expenses increased approximately $150,000, or 237%, for the six months ended June 30, 2016 compared to 2015. The decrease was primarily the result of approximately $88,000 transfer-in write-ups related to several properties where the net liquidation value exceeded the Bank’s loan balance.

Loan and collection expenses decreased approximately $16,000, or 35%, for the quarter ended June 30, 2016 compared to 2015. Loan and collection expenses increased approximately $45,000, or 43.55%, for the six months ended June 30, 2016 compared to 2015. The increase is a result of sheriff sale and legal fees related foreclosure/collection activity.

Other operating expenses increased approximately $8,000, or 7.25%, for the quarter ended June 30, 2016 compared to 2015. Other operating expenses increased approximately $20,000, or 9.26%, for the six months ended June 30, 2016 compared to 2015. In 2014, there was a reduction in the Bank’s Pennsylvania Bank Shares Tax as a result of a change in the tax computation methodology that resulted in the reversal of more than $50,000 in accrued expenses; 2015 expenses are representative of a normalized expense based on the current tax methodology.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of June 30, 2016, the Bank’s tier one leverage capital ratio was 5.06% and its total risk based capital ratio was 8.56%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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