Form 10-Q
period 2016-09-30
UNITED BANCSHARES INC /PA
filed 2018-12-03
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 OR

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

PART I - OTHER INFORMATION4

Item 1.  Financial Statements (unaudited)4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.30

Item 3.  Quantitative and Qualitative Disclosures about Market Risk42

Item 4.  Controls and Procedures42

PART II - OTHER INFORMATION43

Item 1. Legal Proceedings.43

Item 1A. Risk Factors.43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.43

Item 3.  Defaults Upon Senior Securities.43

Item 4. Mine Safety Disclosures.43

Item 5.  Other Information.43

Item 6.  Exhibits.43

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	September 30, 2016	December 31, 2015
Cash and due from banks	$ 1,875,628	$2,107,359
Interest-bearing deposits with banks	311,176	310,739
Federal funds sold	7,413,000	8,364,000
Cash and cash equivalents	9,599,804	10,782,098

Investment securities available-for-sale, at fair value	6,283,682	7,572,029

Loans held for sale	6,602,035	3,260,761

Loans held at fair value	3,726,003	2,458,930

Loans, net of unearned discounts and deferred fees	28,305,134	33,519,042
Less allowance for loan losses	(316,979)	(418,013)
Net loans	27,988,155	33,101,029
Bank premises and equipment, net	427,543	492,730
Accrued interest receivable	140,756	175,416
Other real estate owned Servicing asset	447,371 283,069	479,627 199,781
Prepaid expenses and other assets	452,464	461,837
Total assets	$55,950,882	$58,984,238
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$15,078,236	$16,417,150
Demand deposits, interest-bearing	14,288,590	13,605,888
Savings deposits	11,865,814	11,680,878
Time deposits, under $250,000	5,303,819	7,505,729
Time deposits, $250,000 and over	6,291,146	6,752,759
Total deposits	52,827,605	55,962,404
Accrued interest payable	10,488	9,157
Accrued expenses and other liabilities	349,027	332,915
Total liabilities	53,187,120	56,304,476

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,442 issued and outstanding at September 30, 2016 and December 31, 2015	993	993
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at September 30, 2016 and December 31, 2015	8,269	8,269
Additional paid-in-capital	14,752,644	14,752,644
Accumulated deficit	(12,064,660)	(12,062,818)
Accumulated other comprehensive income (loss)	66,516	(19,326)
Total shareholders’ equity	2,763,762	2,679,762
Total liabilities and shareholders’ equity	$55,950,882	$58,984,238

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Interest income:

Interest and fees on loans	$601,002	$588,991	$1,829,942	$1,833,681
Interest on investment securities	35,236	42,561	120,188	135,152
Interest on federal funds sold	6,059	4,739	23,286	8,998
Interest on time deposits with other banks	173	166	463	492
Total interest income	642,470	636,457	1,973,879	1,978,323

Interest expense:
Interest on time deposits	9,173	9,472	26,529	29,264
Interest on demand deposits	6,175	6,426	18,274	18,705
Interest on savings deposits	1,475	1,493	4,291	4,430
Total interest expense	16,823	17,391	49,094	52,399
Net interest income	625,647	619,066	1,924,785	1,925,924
Provision (credit) for loan losses	(45,000)	83,000	(50,000)	(17,000)

Net interest income after provision (credit) for loan losses	670,647	536,066	1,974,785	1,942,924

Noninterest income:
Customer service fees	86,376	89,368	262,643	324,920
ATM fee income	28,141	27,661	84,155	90,810
Gain on sale of loans	188,385	176,229	500,358	380,625
Gain (loss) on sale of other real estate	-	4,048	(3,239)	1,759
Net change in fair value of financial instruments	(36,194)	19,225	252,086	50,104
Loan syndication fees	85,000	-	85,000	85,000
Other income	22,325	17,245	185,075	43,854
Total noninterest income	374,033	333,776	1,366,078	977,072

Noninterest expense:
Salaries, wages and employee benefits	391,000	377,504	1,155,616	1,180,883
Occupancy and equipment	241,950	240,517	720,587	742,761
Office operations and supplies	86,700	76,253	253,114	226,635
Marketing and public relations	9,016	7,935	36,736	34,124
Professional services	74,723	76,977	223,854	242,392
Data processing	93,025	94,218	302,320	281,305
Other real estate expense (income)	65,955	9,999	103,516	(53,215)
Loan and collection costs	39,816	42,345	98,392	146,116
Deposit insurance assessments	30,000	34,200	87,000	100,600
Other operating	130,372	119,803	361,570	331,401
Total noninterest expense	1,162,557	1,079,751	3,342,705	3,233,002
Net loss before income taxes	(117,877)	(209,909)	(1,842)	(313,006)
Provision for income taxes	-	-	-	-
Net loss	$ (117,877)	$ (209,909)	$ (1,842)	$ (313,006)
Net loss per common share—basic and diluted	$ (0.14)	$ (0.25)	$ 0.00	$ (0.32)
Weighted average number of common shares	826,921	826,921	826,921	986,487
Comprehensive loss:
Net loss	$ (117,877)	$ (209,909)	$ (1,842)	$ (313,006)
Unrealized gains on available for sale securities	59,202	64,491	85,841	43,258
Total comprehensive loss	$ (58,675)	$ (145,418)	$ 83,999	$ (269,748)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

	2016	2015

Cash flows from operating activities:
Net loss	$ (1,842)	$ (313,006)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Credit to provision for loan losses	(50,000)	(17,000)
Amortization of premiums on investments, net	10,689	13,397
Depreciation on fixed assets	141,771	132,713
Net change in fair value of financial instruments	(252,086)	(50,104)
Gain on sale of loans	(500,358)	(380,625)
Write-up of other real estate owned	-	(88,460)
Loss (gain) on sale of other real estate owned	3,239	(1,759)
Proceeds from the sale of loans held-for-sale	5,070,979	6,433,243
Amortization of servicing asset	25,892	-
Loans originated for sale	(8,926,882)	(377,675)
Increase in accrued interest receivable and
other assets	(65,147)	(157,850)
Increase in accrued interest payable and
other liabilities	17,447	37,831
Net cash (used in) provided by operating activities	(4,526,301)	5,230,705

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	5,213,099	1,405,542
Purchase of securities available-for-sale	(3,849,600)	(79)
Net decrease in loans	5,162,874	4,065,976
Purchase of bank premises and equipment	(76,584)	(99,465)
Proceeds from sale of other real estate	29,017	83,209
Net cash provided by investing activities	6,478,806	5,455,183

Cash flows from financing activities:
Net decrease in deposits	(3,134,799)	(1,087,258)
Net cash used in financing activities	(3,134,799)	(1,087,258)
Net (decrease) increase in cash and cash equivalents	(1,182,294)	9,598,630
Cash and cash equivalents at beginning of period	10,782,098	3,236,582
Cash and cash equivalents at end of period	$ 9,599,804	$ 12,835,212
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 47,763	$ 55,424
Noncash transfer of loans to other real estate	$ -	$ 148,241
Transfer of loans from held-for-sale to held as fair value	$ 1,285,309	$ 1,844,725

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2016 and December 31, 2015 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2016 and 2015.

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

2. Net (Loss) Income Per Share

The calculation of net loss per share follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Basic:
Net loss available to common shareholders	$ (117,877)	$ (209,909)	$ (1,842)	$ (313,006)
Average common shares outstanding-basic	826,921	826,921	826,921	986,487
Net loss per share-basic	$ (0.14)	$ (0.25)	$ 0.00	$ (0.32)
Diluted:
Average common shares-diluted	826,921	826,921	826,921	986,487
Net loss per share-diluted	$ (0.14)	$ (0.25)	$ 0.00	$ (0.32)

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

3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income:

Three Months Ended September 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ 106	$ (35)	$ 71
Unrealized gain on securities:
Unrealized holding gain arising during period	(5)	1	(4)
Less: reclassification adjustment for gains (losses)
realized in net income	-	-	-
Other comprehensive income, net	(5)	1	(4)
Ending balance	$ 101	$ (34)	$ 67

Three Months Ended September 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (39)	$ 5	$ (34)
Unrealized gain on securities:
Unrealized holding gain arising during period	97	(33)	64
Less: reclassification adjustment for gains (losses)
realized in net income	-	-	-
Other comprehensive income, net	97	(33)	64
Ending balance	$ 58	$ (28)	$ 30

Nine Months Ended September 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (29)	$ 10	$ (19)
Unrealized gain on securities:
Unrealized holding gain arising during period	$ 130	(44)	86
Less: reclassification adjustment for gains (losses)
realized in net income	-	-	-
Other comprehensive income, net	130	(44)	86
Ending balance	$ 101	$ (34)	$ 67

Nine Months Ended September 30, 2015
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (21)	$ 8	$ (13)
Unrealized gain on securities:
Unrealized holding gain arising during period	$ 66	$ (23)	$ 43
Less: reclassification adjustment for gains (losses)
realized in net income	-	-	-
Other comprehensive income, net	$ 66	$ (23)	$ 43
Ending balance	$ 45	$ (15)	$ 30

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,699	$ 2	$ (2)	$ 2,699
Government Sponsored Enterprises residential mortgage-backed securities	3,355	100	-	3,455
Investments in money market funds	130	-	-	130
	$ 6,184	$ 102	$ (2)	$ 6,284
December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 3,697	$ 3	$ (38)	$ 3,662
Government Sponsored Enterprises residential mortgage-backed securities	3,774	36	(30)	3,780
Investments in money market funds	130	-	-	130
	$ 7,601	$ 39	$ (68)	$ 7,572

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2016, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,699	2,699
Government Sponsored Enterprises residential mortgage-backed securities	3,355	3,455
Total debt securities	6,054	6,154
Investments in money market funds	130	130
	$6,184	$6,284

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three months ended September 30, 2016 and 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2016:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	2	$997	$ (2)	$-	$ -	$997	$ (2)

Total temporarily
impaired investment
Securities	2	$ 997	$ (2)	$-	$-	$ 997	$ (2)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	Losses	value	Losses
U.S. Government
agency securities	9	$ 2,416	$ (32)	$ 243	$ (6)	$ 2,659	$ (38)

Government Sponsored Enterprises residential
mortgage-backed securities	8	1,486	(19)	227	(11)	1,713	(30)
Total temporarily
impaired investment
Securities	17	$ 3,902	$ (51)	$ 470	$ (17)	$ 4,372	$ (68)

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

As of September 30, 2016 and December 31, 2015, investment securities with a carrying value of $4,577,000 and $7,076,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	September 30, 2016	December 31, 2015
Commercial and industrial	$ 2,292	$ 3,062
Commercial real estate	22,442	26,414
Consumer real estate	2,517	2,841
Consumer loans other	1,054	1,202
Total loans	$28,305	$ 33,519

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

•Historical Charge-Off Component – Applies an annualized eight-quarter rolling historical charge-off rate to all portfolio segments of non-classified loans.

•Qualitative Factors Component – The loan portfolio is broken down into portfolio segments, upon which multiple factors (such as delinquency trends, economic conditions, concentrations, growth/volume trends, and management/staff ability) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Qualitative Factors Component.

All of these factors may be susceptible to significant change.  During the nine months ended September 30, 2016, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has never experienced losses or charge-offs and for improvement in credit quality during the year resulting in a credit to the provision during the quarter. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended September 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$ 87	$ 245	$ 13	$ 10	$ 355
Provision (credit) for loan losses	41	(75)	(11)	-	(45)

Charge-offs	-	(1)	-	-	(1)
Recoveries	1	-	6	1	8
Net (charge-offs) recoveries	1	(1)	6	1	7

Ending balance	$ 129	$ 169	$ 8	$ 11	$ 317
(in 000's)	For the Three months ended September 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$ 320	$ 236	$ 23	$ 17	$ 596
Provision (credit) for loan losses	100	(9)	(4)	(4)	83

Charge-offs	(212)	-	-	(2)	$ (214)
Recoveries	2	-	1	1	4
Net (charge-off) recoveries	(210)	-	1	(1)	(210)

Ending balance	$ 210	$ 227	$ 20	$ 12	$ 469
(in 000's)	For the Nine months ended September 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$ 151	$ 250	$ 8	$ 9	$ 418
Provision (credit) for loan losses	(25)	(39)	14	-	(50)

Charge-offs	-	(42)	(22)	(3)	(67)
Recoveries	3	-	8	5	16
Net (charge-offs) recoveries	3	(42)	(14)	2	(51)

Ending balance	$ 129	$ 169	$ 8	$ 11	$ 317

(in 000's)	For the Nine months ended September 30, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$ 403	$ 300	$ 20	$ 12	$ 735
Provision (credit) for loan losses	63	(73)	(4)	(3)	(17)

Charge-offs	(259)	-	-	(15)	(274)
Recoveries	3	-	4	18	25
Net (charge-offs)recoveries	(256)	-	4	3	(249)

Ending balance	$210	$ 227	$ 20	$ 12	$ 469

(in 000's)	September 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 71	$ -	$ -	$ 71
Loans collectively evaluated for impairment	129	98	8	11	246
	$ 129	$ 169	$ 8	$ 11	$ 317

Loans, ending balance:
Loans individually evaluated for impairment	$ 437	$ 1,738	$ -	$ -	$ 2,175
Loans collectively evaluated for impairment	1,855	20,704	2,517	1,054	26,130
Total	$ 2,292	$ 22,442	$ 2,517	$ 1,054	$ 28,305

(in 000's)			December 31, 2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 91	$ -	$ -	$ 91
Loans collectively evaluated for impairment	151	159	8	9	327
	$ 151	$ 250	$ 8	$ 9	$ 418

Loans, ending balance:
Loans individually evaluated for impairment	$ 439	$ 2,076	$ -	$ -	$ 2,515
Loans collectively evaluated for impairment	2,623	24,338	2,841	1,202	31,004
Total	$ 3,062	$ 26,414	$ 2,841	$ 1,202	$ 33,519

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2016 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ 30	$ -	$ 109	$ 139	$ 820	$ 959
SBA loans	-	-	39	39	-	39
Asset-based	-	-	289	289	1,005	1,294
Total Commercial and industrial	30	-	437	467	1,825	2,292

Commercial real estate:
Commercial mortgages	-	14	1,280	1,294	10,608	11,902
SBA loans	-	-	259	259	162	421
Construction	-	-	-	-	843	843
Religious organizations	-	-	199	199	9,077	9,276
Total Commercial real estate	-	14	1,738	1,752	20,690	22,442

Consumer real estate:
Home equity loans	30	147	323	500	311	811
Home equity lines of credit	-	-	-	-	19	19
1-4 family residential mortgages	34	-	136	170	1,517	1,687
Total consumer real estate	64	147	459	670	1,847	2,517

Total real estate	64	161	2,197	2,422	22,537	24,959

Consumer and other:
Student loans	85	38	-	123	741	864
Other	1	1	-	2	188	190
Total consumer and other	86	39	-	125	929	1,054

Total loans	$ 180	$ 200	$ 2,634	$ 3,014	$ 25,291	$ 28,305

An age analysis of past due loans, segregated by class of loans, as of December 31, 2015 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 110	$ 110	$ 1,425	$ 1,535
SBA loans	-	-	40	40	-	40
Asset-based	11	-	289	300	1,187	1,487
Total Commercial and industrial	11	-	439	450	2,612	3,062

Commercial real estate:
Commercial mortgages	169	39	1,335	1,543	12,231	13,774
SBA loans	-	-	271	271	82	353
Construction	-	-	-	-	2,175	2,175
Religious organizations	-	-	471	471	9,641	10,112
Total Commercial real estate	169	39	2,077	2,285	24,129	26,414

Consumer real estate:
Home equity loans	56	125	358	539	358	897
Home equity lines of credit	-	-	-	-	20	20
1-4 family residential mortgages	35	-	129	164	1,760	1,924
Total consumer real estate	91	125	487	703	2,138	2,841

Total real estate	260	164	2,564	2,988	26,267	29,255

Consumer and other:
Student loans	66	129	-	195	886	1,081
Other	2	-	-	2	119	121
Total consumer and other	68	129	-	197	1,005	1,202

Total loans	$ 339	$ 293	$ 3,003	$ 3,635	$ 29,884	$ 33,519

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans September 30, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 250	$ 344	$ 70	$ 43	$ 252	$ -	$ 959
SBA loans	-			-	39		39
Asset-based	-	727	202	-	289	76	1,294
	250	1,071	272	43	580	76	2,292
Commercial real estate:
Commercial mortgages	-	8,664	1,389	554	1,074	221	11,902
SBA Loans	-	162	-	-	259	-	421
Construction	-	843	-	-	-	-	843
Religious organizations	53	8,098	61	865	199	-	9,276
	53	17,767	1,450	1,419	1,532	221	22,442

Total commercial loans	$ 303	$ 18,838	$ 1,722	$ 1,462	$ 2,112	$ 297	$ 24,734

(In 000's)		Residential Mortgage and Consumer Loans September 30, 2016
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$ 488		$ 323		$ 811
Home equity line of credit	19		-		19
1-4 family residential mortgages	1,551		136		1,687
	2,058		459		2,517

Consumer Other:
Consumer Installment	-		-		-
Student loans	864		-		864
Other	190		-		190
	1,054		-		1,054

Total consumer loans	$ 3,112		$ 459		$ 3,571

(In 000's)			Commercial Loans December 31, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 285	$ 922	$ 16	$ 58	$ 254	$ -	$ 1,535
SBA loans	-	-	-	-	40	-	40
Asset-based	-	900	222	-	289	76	1,487
	285	1,822	238	58	583	76	3,062
Commercial real estate:
Commercial mortgages	-	10,689	1,098	613	1,151	223	13,774
SBA Loans	-	82	-	-	271	-	353
Construction	-	2,175	-	-	-	-	2,175
Religious organizations	-	7,624	1,131	886	471	-	10,112
	-	20,570	2,229	1,499	1,893	223	26,414

Total commercial loans	$ 285	$ 22,393	$ 2,467	$ 1,557	$ 2,476	$ 299	$ 29,476

			Residential Mortgage and Consumer Loans December 31, 2015

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 539		$ 358	$ 897
Home equity line of credit	20		-	20
1-4 family residential mortgages	1,795		129	1,924
	2,354		487	2,841

Consumer Other:
Consumer Installment	-		-	-
Student loans	1,081		-	1,081
Other	121		-	121
	1,202		-	1,202

Total consumer loans	$ 3,556		$ 487	$ 4,043

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

Impaired loans as of September 30, 2016 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 109	$ 109	$ -	$ 109	$ -
SBA Loans	39	39	-	39	-
Asset-based	289	289	-	289	-
Total commercial and industrial	437	437	-	437	-

Commercial real estate:
Commercial mortgages	1,280	806	474	1,280	67
SBA Loans	259	162	97	259	4
Religious organizations	199	199	-	199	-
Total commercial real estate	1,738	1,167	571	1,738	71

Total loans	$ 2,175	$ 1,604	$ 571	$ 2,175	$ 71

Impaired loans as of December 31, 2015 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 818	$ 353	$ -	$ 353	$ -
SBA loans	46	46	-	46	-
Asset-based	40	40	-	40	-
Total commercial and industrial	904	439	-	439	-

Commercial real estate:
Commercial mortgages	1,334	810	524	1,334	91
SBA Loans	271	271	-	271	-
Religious organizations	471	471	-	471	-
Total commercial real estate	2,076	1,552	524	2,076	91

Total loans	$2,980	$ 1,991	$ 524	$ 2,515	$ 91

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 109	$ -	$ 160	$ -
SBA loans	39	-	40	1
Asset-based	289	-	46	1
Total commercial and industrial	437	-	246	2

Commercial real estate:
Commercial mortgages	1,280	1	976	-
SBA loans	162	-	110	-
Religious organizations	200	-	488	-
Total commercial real estate	1,642	1	1,574	-

Total loans	$ 2,079	$ 1	$ 1,820	$ 2

(In 000's)	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 109	$ -	$ 188	$ -
SBA loans	39	-	58	2
Asset-based	289	-	36	2
Total commercial and industrial	437	-	282	4

Commercial real estate:
Commercial mortgages	1,422	5	971	-
SBA loans	304	3	112	-
Religious organizations	299	-	496	2
Total commercial real estate	2,025	8	1,579	2

Total loans	$ 2,462	$ 8	$ 1,861	$ 6

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2016 and December 31, 2015.

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

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Beginning balance	$ 447	$ 757	$ 480	$ 564
Additions, transfers from loans	-	-	-	149
Sales	-	(38)	(33)	(83)
	447	719	447	630
Write-ups	-	-	-	89
Ending Balance	$ 447	$ 719	$ 447	$ 719

There were no loans in the process of foreclosure at September 30, 2016 and December 31, 2015.

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2016	December 31, 2015
Commercial real estate	$ 316	$ 297
Residential real estate	131	183
Total	$ 447	$ 480

The following table details the components of net expense (income) of other real estate owned:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Insurance	$3	$4	$9	$13
Legal fees	-	-	16	-
Foreclosure expense	56	-	56	-
Professional fees	-	-	4	-
Real estate taxes	6	4	16	10
Utilities	1	1	2	2
Transfer-in write-up	-	-	-	(89)
Other	-	1	1	11
Total	$66	$10	$104	$(53)

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,699	$ -	$2,699	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,455	-	3,455	-
Money market funds	130	130	-	-
Total	$6,284	$130	$6,154	$ -
Loans held for sale	$6,602	$ -	$6,602	$ -
Loans held at fair value	$3,726	$ -	$ -	$ 3,726
Servicing asset	$ 283	$ -	$ -	$ 283

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$ 3,662	$ -	$3,662	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,780	-	3,780	-
Money market funds	130	130	-	-
Total	$7,572	$130	$ 7,442	$ -
Loans held for sale	$3,261	$ -	$3,261	$ -
Loans held at fair value	$2,459	$ -	$ -	$ 2,459
Servicing asset	$ 200	$ -	$ -	$ 200

The fair value of the Bank’s AFS securities portfolio was approximately $6,284,000 and $7,572,000 at September 30, 2016 and December 31, 2015, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended September 30, 2016 and 2015.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	September 30, 2016 Fair value	December 31, 2015 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2016 Range of inputs	December 31, 2015 Range of inputs
Loans held at fair value:	$ 3,726	$ 2,459	Discounted cash flow	Constant prepayment rate	7.50% to 9.71%	7.10% to 9.88%
				Weighted average discount rate	7.72% to 9.38%	7.76% to 9.94%
				Weighted average life	3.12 yrs to 9.97yrs	3.40 yrs to 8.78 yrs

(in 000’s)

Assets measured at fair value	September 30, 2016 Fair value	December 31, 2015 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2016 Range of inputs	December 31, 2015 Range of inputs
Servicing asset	$283	$ 200	Discounted cash flow	Constant prepayment rate	4.76% to 10.10%	6.57% to 10.27%
				Weighted average discount rate	9.54% to 16.04%	11.94 % to 16.23%
				Weighted average life	3.12 yrs to 9.72 yrs	3.40 yrs to 8.78 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value
Balance at December 31, 2015	$ 2,459
Origination of loans	1,339
Principal repayments	(324)
Change in fair value of financial instruments	252
Balance at September 30, 2016	$ 3,726

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2016 and December 31, 2015, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2016 and year ended December 31, 2015.

Carrying Value at September 30, 2016:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended
Impaired loans	$ 741	$ -	$ -	$ 741	$ -
Other real estate owned (“OREO”)	$ 447	$ -	$ -	$ 447	-

Carrying Value at December 31, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$ 479	$ -	$ -	$ 479	$ -
Other real estate owned (“OREO”)	$ 480	$ -	$ -	$ 480	$ 39

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At September 30, 2016 and December 31, 2015, the fair values shown above exclude estimated selling costs of $120,000 and $96,000.

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

The fair value of assets and liabilities are depicted below:

		September 30, 2016		December 31, 2015
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 9,600	$ 9,600	$ 10,782	$ 10,782
Available for sale securities	(1)	6,284	6,284	7,572	7,572
Loans held for sale	Level 2	6,602	6,602	3,261	3,261
Loans held at fair value	Level 3	3,726	3,726	2,459	2,459
Loans, net of allowance for loan losses	(2)	27,988	28,227	33,101	33,082
Accrued interest receivable	Level 2	141	141	175	175
Servicing asset	Level 3	283	283	200	200
Liabilities:
Demand deposits	Level 2	29,367	29,367	30,022	30,022
Savings deposits	Level 2	11,866	11,866	11,681	11,681
Time deposits	Level 2	11,595	11,579	14,259	14,242
Accrued interest payable	Level 2	10	10	9	9

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

The Order will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Order.

As of September 30, 2016 and December 31, 2015, the Bank’s tier one leverage capital ratio was 4.67% and 4.57%, respectively, and its total risk based capital ratio was 8.48% and 8.50%, respectively. The net loss for the nine months ended September 30, 2016 resulted in a slight decrease in the tier one leverage and total risk based capital ratios. Management continues its efforts to increase capital by focusing on the following: a Capital Plan that focuses on the following:

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

Overview

The Company reported a net loss of approximately $ 118,000 ($ 0.14 per common share) for the quarter ended September 30, 2016 compared to a net loss of approximately $210,000 ($0.25 per common share) for the same quarter in 2015. The Company reported a net loss of approximately $2,000 ($0.00 per common share) for the nine months ended September 30, 2016 compared to a net loss of approximately 313,000 ($0.32 per common share) for the same period in 2015. The improvement in financial performance is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

•External equity investments—Potential investors will continue to be sought.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan origination and sell the guaranteed portion in the secondary market for a gain.   During the nine months ended September 30, 2016, noninterest income totaling approximately $752,000 (including fair value adjustments) was recognized utilizing this strategy compared to $431,000 for the same period in 2015.

General improvement has been made in controlling noninterest expense; however, there was an increase in other real estate expense because of foreclosure-related expenses.  Further, the Bank’s noninterest expense remains elevated when compared to its peer group. The Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. Management will continue to seek further savings and efficiencies, where possible.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended September 30, 2016	Quarter ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Statement of operations information:
Net interest income	$626	$619	$1,925	$1,926
Provision (credit) for loan losses	(45)	83	(50)	(17)
Noninterest income	374	334	1,366	977
Noninterest expense	1,163	1,080	3,343	3,233
Net (loss)income	(117)	(210)	(2)	(313)
Net (loss)income per share-basic and diluted	(0.14)	(0.25)	0.00	(0.32)

Balance Sheet information:	September 30, 2016	December 31, 2015
Total assets	$ 55,951	$ 58,984
Loans, net	27,988	33,101
Investment securities	6,284	7,572
Deposits	52,828	55,962
Shareholders' equity	2,764	2,680

Ratios*:	Quarter ended September 30, 2016	Quarter ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months Ended September 30, 2015
Return on assets	(0.21)%	(1.41)%	0.00%	(0.73)%
Return on equity	(16.93)%	(26.84)%	0.00%	(15.57)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $1,677,000, or 3.23% during the quarter ended September 30, 2016 compared to the quarter ended June 30, 2016. Average funding sources increased approximately $1,646,000, or 3.20%, during the same quarter.

Sources and Uses of Funds Trends

(dollars in 000’s)	September 30, 2016			June 30, 2016
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$41,494	$ 3,537	9.32%	$37,957
Investment Securities	6,653	(572)	(7.92)%	7,225
Federal funds sold	5,118	(1,288)	(20.11)%	6,406
Balances with other banks	311	-	-	311
Total uses	$53,576	$ 1,677	3.23%	$51,899
Funding sources:
Demand deposits
Noninterest-bearing	$15,854	$ (200)	(1.25)%	$16,054
Interest-bearing	13,860	1,395	11.19%	12,465
Savings deposits	11,787	476	4.21%	11,311
Time deposits	11,582	(25)	(0.22)%	11,607
Total sources	$53,083	$1,646	3.20%	$51,437

Loans

Average loans increased by approximately $3,537,000, or 9.32%, during the quarter ended September 30, 2016 as a result of SBA loan origination and funding.  The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $22 million, or 79%, of total loans at September 30, 2016 of which approximately $13.2 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2016 were approximately $9.3 million, or 41%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2016	2015

Commercial and industrial:
Commercial	$ 959	$ 1,535
SBA loans	39	40
Asset-based	1,294	1,487
Total commercial and industrial	2,292	3,062

Commercial real estate:

Commercial mortgages	11,902	13,774
SBA loans	421	353
Construction	843	2,175
Religious organizations	9,276	10,112
Total commercial real estate	22,442	26,414

Consumer real estate:
Home equity loans	811	897
Home equity lines of credit	19	20
1-4 family residential mortgages	1,687	1,924
Total consumer real estate	2,517	2,841

Total real estate	24,959	29,255

Consumer and other:
Student loans	864	1,081
Other	190	121
Total consumer and other	1,054	1,202

Loans, net	$ 28,305	$ 33,519

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an annualized eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.12% at September 30, 2016 compared to 1.25% at December 31, 2015. The decline is a result of the charge-off activity as well as a shift to SBA loans that are accounted for at fair value and not included in the calculation of the allowance for loan losses.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,175,000 at September 30, 2016 compared to $2,515,000 at December 31, 2015. The valuation allowance associated with impaired loans was approximately $71,000 and $91,000, at September 30, 2016 and December 31, 2015, respectively. The decrease in impaired loans is attributable to collection activity as well as charge-offs totaling approximately $42,000 for which there was a specific reserve allocated. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2016 and December 31, 2015, loans to religious organizations represented approximately $199,000 and $471,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 12.04% at September 30, 2016, down from 13.92% at December 31, 2015.  The level of nonperforming loans to total loans decreased from 8.96% at December 31, 2015 to 8.57% at September 30, 2016 as a result of collection and foreclosure activity. Approximately 83% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2016	December 31, 2015
Commercial and industrial:
Commercial	$ 109	$ 110
SBA loans Asset-based	39 289	40 289
Total commercial and industrial	437	439

Commercial real estate:
Commercial mortgages	1,280	1,335
SBA loans	259	271
Religious organizations	199	471
Total commercial real estate	1,738	2,077

Consumer real estate:
Home equity loans	323	358
1-4 family residential mortgages	136	129
Total consumer real estate	459	487

Total real estate	2,197	2,564

Total nonperforming loans	2,634	3,003
OREO	447	480
Total nonperforming assets	$ 3,081	$ 3,483

Nonperforming loans to total loans	9.31%	8.96%
Nonperforming assets to total loans and OREO	10.89%	10.24%
Nonperforming assets to total assets	5.50%	5.90%

Allowance for loan losses as a percentage of:
Total loans	1.12%	1.25%
Total nonperforming loans	12.04%	13.92%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2016	December 31, 2015
Commercial real estate:
Commercial mortgages	$ 14	$ 39
Total commercial real estate	14	39

Consumer real estate:
Home equity loans	147	125
Total consumer real estate	147	125

Consumer and other:
Student loans Other	38 1	129 -
Total consumer and other	39	129
Total	$ 200	$ 293

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $572,000, or 7.92%, during the quarter ended September 30, 2016. The decrease was primarily related to the call of two $250,000 agency security and mortgage-backed security paydowns during the quarter ended September 30, 2016. During the nine months ended September 30, 2016, there was a reduction of approximately $1.3 million related to investment maturities, calls and mortgage-backed security paydowns.

The average yield on the investment portfolio declined to 2.12% for the nine months ended September 30, 2016 compared to 2.31% for the nine months ended September 30, 2015.  The decline is a result of calls of higher yielding bonds during the period. Amortizing GSE mortgage-backed securities approximate 54% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2016, average deposits increased approximately $1,646,000, or 3.20%. The increase was concentrated in interest bearing demand deposit accounts that increased by $1,395,000, or 11.19%. The increase was primarily related to one customer that receives grant funds that are generally utilized within a 6 month period.  During the nine months ended September 30, 2016, deposits declined approximately $3.1 million primarily because of the requested January 2016 $2.5 million reduction in the City of Philadelphia certificate of deposit to improve the Bank’s leverage capital position.

Noninterest bearing checking account balances decreased on average by $200,000, or 1.25%, during the quarter ended September 30, 2016.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

Average savings deposits increased by approximately $476,000, or 4.21%, as a result of several new customer deposit accounts with balances in excess of $100,000.

Time deposit accounts decreased on average by approximately $25,000, or 0.22%, during the quarter from the non-renewal of several certificates of deposit less than $100,000.

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

	September 30, 2016	December 31, 2015
Commitments to extend credit	$6,965,000	$5,903,000
Standby letters of credit	378,996	333,000

The level of commitments increased during the nine months ended September 30, 2016 as a result of SBA loan activity.   The Bank’s outstanding commitments also include unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2016, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $9.6 million, or 17.2% of total assets, compared to $10.8 million, or 18.28%, at December 31, 2015.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At September 30, 2016, a positive gap position is maintained on a cumulative basis through 1 year of 14.89% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and decreased from the December 31, 2015 positive gap position of 17.28%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months due to the Banks’ growing variable rate SBA loan portfolio. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases beginning in early 2016.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2016, the change in the market value of equity in a +200 basis point interest rate change is 18.9%, in line with the policy limit of 25%; and 37.1% in a +400 basis point interest rate change, in line with the policy limit of -50%.   These levels represent an improvement from 2015 when the +400 basis point change was 63.5%.  The improvement during the quarter is related to the sale/payoff of loans that resulted in an increase in Federal Funds Sold that reprice immediately.  Management continues to strategically work to maintain compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy, interest-rate exposure is considered reasonable and manageable at September 30, 2016.

Capital Resources

Total shareholders’ equity increased approximately $84,000, or 3.13%, during the nine months ended September 30, 2016. The increase is attributable to other comprehensive income related to an unrealized gain on the securities classified as available-for-sale totaling approximately $86,000.

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

On January 1, 2015, new regulatory risk-based capital rules became effective. These new capital requirements, commonly referred to as “Basel III” regulatory reforms increased the minimum Tier I capital ratio in order to be considered well-capitalized from 6.0% to 8.0%. In addition, a new capital ratio, the Common Equity Tier I ratio was introduced, with a minimum, well-capitalized level of 6.5%. The new rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. On April 30, 2015, in connection with the filing of its March 31, 2015 Call Report, the Bank elected to opt-out of including these items in regulatory capital. For more information regarding Basel III, refer to Part I, Item 1 of the Company’s 2015 Annual Report on Form 10-K, under the heading “Capital Adequacy.” There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

On January 31, 2012, the Bank entered into a Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved. At September 30, 2016, capital benchmarks have not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

At September 30, 2016, capital benchmarks had not been met and total capital to risk weighted assets and Tier I Leverage ratios are below the minimum capital levels to be considered “well capitalized”. Management will continue to execute its capital strategies. The following table presents the capital ratios of the Company and the Bank as of September 30, 2016 and December 31, 2015:

(In 000’s)	Actual September 30, 2016		Actual December 31, 2015		Minimum to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$ 2,901	8.48%	$3,081	8.50%	N/A
Bank	2,901	8.48	3,081	8.50	$3,623	10.00%
Tier I capital to risk weighted assets
Company	2,584	7.56	2,663	7.35	N/A
Bank	2,584	7.56	2,663	7.35	$2,899	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,584	7.56	2,663	7.35	N/A
Bank	2,584	7.56	2,663	7.35	$2,355	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,584	4.67	2,663	4.57	N/A
Bank	2,584	4.67	2,663	4.57	$2,915	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $117,000 ($0.14 per common share) for the quarter ended September 30, 2016 compared to a net loss of approximately $210,000 ($0.25 per common share) for the same quarter in 2015. The Company reported a net loss of approximately $2,000 ($0.00 per common share) for the nine months ended September 30, 2016 compared to a net loss of approximately $313,000 ($0.32 per common share) for the same period in 2015. The improvement in financial performance during the nine months is primarily related to the Bank’s SBA loan strategy as well as a reduction in the provision for loan losses. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended September 30, 2016			Three months ended September 30, 2015
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$41,494	$601	5.79%	$40,960	$589	5.75%
Investment securities	6,653	35	2.12	7,460	43	2.31
Federal funds sold	5,118	6	0.47	8,897	5	0.22
Interest bearing balances with other banks	311	-	-	310	-	-
Total interest-earning assets	53,576	642	4.80	57,627	637	4.42
Interest-bearing liabilities
Demand deposits	13,860	6	0.18	14,687	$7	0.17
Savings deposits	11,787	1	0.03	11,997	2	0.03
Time deposits	11,582	9	0.32	14,313	9	0.25
Total interest-bearing liabilities	37,229	16	0.17	40,997	18	0.16
Net interest income		$626			$ 619
Net yield on interest-earning assets			4.67%			4.31%

		Nine months ended September 30, 2016			Nine months ended September 30, 2015
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$39,159	$1,830	6.23%	$43,454	$1,834	5.63%
Investment securities	7,136	120	2.25	7,833	135	2.30
Federal funds sold	6,556	23	0.47	5,703	9	0.21
Interest bearing balances with other banks	311	1	0.43	310	1	0.43
Total interest-earning assets	53,162	1,974	4.95	57,300	1,979	4.61
Interest-bearing liabilities
Demand deposits	13,102	18	0.19	15,122	19	0.19
Savings deposits	11,545	4	0.05	12,056	4	0.04
Time deposits	11,872	27	0.30	13,617	29	0.26
Total interest-bearing liabilities	36,519	49	0.18	40,795	52	0.17
Net interest income		$1,925			1,927
Net yield on interest-earning assets			4.83%			4.48%

For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $7,000, or 1.06%, for the quarter ended September 30, 2016 compared to 2015. Net interest income declined approximately $2,000, or 0.06%, for the nine months ended September 30, 2016 compared to 2015.  The increase for the quarter is primarily related to an increase in the yield on loans compared to 2015.  The decrease for the nine months is due to the decline in yield on investments due to the call of higher yielding bonds.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2016 compared to 2015			Three months ended September 30, 2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ 8	$ 4	$ 12	$ (46)	$ (43)	$ (89)
Investment securities	(5)	(3)	(8)	(14)	(1)	(15)
Federal funds sold	(2)	3	1	3	-	3
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	1	4	5	(57)	(44)	(101)
Interest paid on:
Demand deposits	-	-	-	-	(1)	(1)
Savings deposits	-	2	2	-	-	-
Time deposits	(1)	1	-	-	-	-
Total interest-bearing liabilities	(1)	3	2	-	(1)	(1)
Net interest income	$ -	$ 7	$ 7	$(57)	$ (43)	$(100)

	Nine months ended September 30, 2016 compared to 2015			Nine months ended September 30, 2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (191)	$ 187	$ (4)	$ (7)	$ (123)	$(130)
Investment securities	(12)	(3)	(15)	(38)	(5)	(43)
Federal funds sold	1	13	14	3	-	3
Interest bearing balances with other banks	-	-	-	-	(3)	(3)
Total Interest-earning assets	(202)	197	(5)	(42)	(131)	(173)
Interest paid on:
Demand deposits	(1)	-	(1)	(1)	-	(1)
Savings deposits	-	-	-	-	-	-
Time deposits	(2)	-	(2)	-	(1)	(1)
Total interest-bearing liabilities	(3)	-	(3)	(1)	(1)	(2)
Net interest income	$ (199)	$ 197	$ (2)	$ (41)	$ (130)	$ (171)

For the quarter ended September 30, 2016 compared to the same period in 2015, there was an increase of approximately $7,000 due to changes in rate. For the nine months ended September 30, 2016 compared to the same period in 2015, there was a decrease in net interest income of approximately $199,000 due to changes in volume offset by an increase of approximately $197,000 due to changes in rate. The rate increase was primarily related to an increased yield on loans and the payoff of principal and interest on nonaccrual loans.

Provision for Loan Losses

There was a negative provision for loan losses of $45,000 for the quarter ended September 30, 2016 compared to a provision of $83,000 for the same quarter in 2015. There was a negative provision for loan losses of $50,000 for the nine months ended September 30, 2016 compared to a negative provision of $17,000 for the same period in 2015. The decrease in provisions is primarily related to a lower level of non-SBA loan originations, loan payoff activity as well as a reduction in net charge-offs and related historical loss factors. In addition, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has never experienced losses or charge-offs and for general improvement in credit quality during the year. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. In addition, loans held for sale and held at fair value are excluded from the allowance calculation as credit risk is a component of the fair value calculation and related discount on the unguaranteed portion that is retained in the Bank’s loan portfolio. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $40,000, or 12.06%, for the quarter ended September 30, 2016 compared to the same quarter in 2015. Noninterest income increased approximately $389,000, or 39.81%, for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in 2015 is primarily related to SBA loan related income including gains on sales as well as fair value adjustments.

Customer service fees decreased approximately $3,000, or 3.55% for the quarter ended September 30, 2016 compared to 2015.   ATM activity fees increased by approximately $480 or 1.74%, for the quarter ended September 30, 2016 compared to the same period in 2015. Customer service fees decreased approximately $62,000, or 19.17% for the nine months ended September 30, 2016 compared to 2015.  ATM activity fees decreased by approximately $7,000, or 7.33%, for the nine months ended September 30, 2016 compared to the same period in 2015.  The decrease in customer service fees is the result of lower level of overdraft fees related to several business customers.  The decline in ATM fees is related to lower volume which is consistent with trends in the industry; ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $752,000 and $431,000, respectively, for the nine months ended September 30, 2016 and 2015, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The increase is related to higher loan origination volume during the year.  Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Other income increased approximately $141,000 for the nine months ended September 30, 2016 compared to the same period in 2015.  The increase is primarily related to a loan pay-off that included loan and collection expenses incurred in prior years as well as the shortening in the period to escheat dormant accounts resulting in a significant number of accounts closed and escheated to the Commonwealth of Pennsylvania for which the Bank charged a per account administrative fee for this service.

Noninterest Expense

Salaries and benefits increased approximately $13,000, or 3.58%, for the quarter ended September 30, 2016 compared to 2015 as a result of the increased healthcare cost and use of summer interns.  Salaries and benefits decreased approximately $25,000, or 2.14%, for the nine months ended September 30, 2016 compared to 2015 as a result of several unfilled positions within the Bank’s branch network as well as the elimination of the business development and lending positions in 2015.

Occupancy and equipment expense increased approximately $1,000, or 0.60%, for the quarter ended September 30, 2016 compared to 2015. Occupancy and equipment expense decreased approximately $22,000, or 2.99%, for the nine months ended September 30, 2016 compared to 2015.  The decrease is primarily related to a reduction in depreciation expense for fully depreciated equipment as well as a reduction in equipment rental expense because of copier lease expiration.

Office operations and supplies expense increased by approximately $10,000, or 13.7%, for the quarter ended September 30, 2016 compared to 2015.  Office operations and supplies expense increased by approximately $26,000, or 11.68%, for the nine months ended September 30, 2016 compared to 2015.  The increase is primarily related to increased branch security expense because the branches are operating with fewer full time staff people that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Professional services expense decreased approximately $2,000, or 2.93%, for the quarter ended September 30, 2016 compared to 2015. Professional services expense decreased approximately $19,000, or 7.65%, for the nine months ended September 30, 2016 compared to 2015 as a result of a reduction in audit cost.

Data processing expenses decreased approximately $1,000, or 1.27%, for the quarter ended September 30, 2016 compared to 2015.  Data processing expenses increased approximately $21,000, or 7.47%, for the nine months ended September 30, 2016 compared to 2015. The increase is primarily related to annual contract escalation and the implementation of new technology.

Federal deposit insurance assessments decreased approximately $4,000, or 12.28%, for the quarters ended September 30, 2016 and 2015. Federal deposit insurance assessments decreased approximately $14,000, or 13.52%, for the nine months ended September 30, 2016 compared to 2015.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.  The Bank’s deposit levels declined in 2016 compared to 2015, resulting in lower assessments.

Net other real estate expenses increased approximately $56,000 for the quarter ended September 30, 2016 compared to 2015. Net other real estate expenses increased approximately $206,000 for the nine months ended September 30, 2016 compared to 2015. In 2015, there was approximately $88,000 in non-recurring transfer-in write-ups related to several properties where the net liquidation value exceeded the Bank’s loan balance.  In addition, in 2016, the Bank had to satisfy delinquent property taxes and utility expense on several acquired properties.

Loan and collection expenses decreased approximately $3,000, or 5.97%, for the quarter ended September 30, 2016 compared to 2015. Loan and collection expenses decreased approximately $48,000, or 32.66%, for the nine months ended September 30, 2016 compared to 2015. The decline is related to a reduction in loan-related legal fees as the Bank successfully recouped legal fees on an impaired nonaccrual loan.

Other operating expenses increased approximately $11,000, or 9.02%, for the quarter ended September 30, 2016 compared to 2015 and increased approximately $30,000, or 9.10%, for the nine months ended September 30, 2016 compared to 2015. The increase is primarily related to increased amortization of SBA loan servicing asset as the Bank’s SBA loan origination activity continues to grow.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2016 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of September 30, 2016 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

To address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that were in existence as of September 30, 2016. Additional changes will be implemented as determined necessary.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of September 30, 2016, the Bank’s tier one leverage capital ratio was 4.67% and its total risk based capital ratio was 8.48%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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