Form 10-K
period 2016-12-31
UNITED BANCSHARES INC /PA
filed 2019-12-24
CIK 944792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

                                                                                                                           OR

¨

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

Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ¨    Accelerated filer ¨  Non-accelerated filer ¨

Smaller reporting company X  Emerging growth company ¨

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes ¨     No ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [_not applicable ] on June 30, 2011.   Not applicable, the Registrant shares are not publicly traded.

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of $.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,442 and 1,350 shares are issued, respectively as of December 23, 2019.

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

As of December 23, 2019the aggregate number of the shares of the Registrant’s Common Stock outstanding was 826,921.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 52 through 54.  There are 107 pages in this report.

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

As of December 23, 2019, UBS and the Bank had a total of 18 employees.

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

The Bank conducts all its banking activities through its two offices located as follows: (i)Center City 30S 15th Street, Philadelphia, Pennsylvania, and (ii) Progress Plaza Branch 1015 North Broad Street, Philadelphia, Pennsylvania.   Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2016, the Bank had total deposits aggregating approximately $51 million and had total net loans outstanding of approximately $39 million, including $7.8 million held for sale.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. Although the Bank’s internal Loan Policy limit is $500,000 per borrower, its maximum legal lending limit was approximately $447,000 per borrower based on 15% of its current capital level at December 23, 2019.

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

Access to the Bank’s Website and the United States Securities and Exchange Commission Website

Reports filed electronically by United Bancshares, Inc.’s with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8–K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank’s website at www.ubphila.com  under the “investor information” section.  These files are also accessible on the Commission’s website  at  www.sec.gov.

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

Capital Adequacy

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements to be considered “well capitalized”.  The Company and the Bank are each generally required to maintain a minimum ratio of common equity Tier I capital, Tier I Capital, and total capital to risk rated assets of 6.5%, 8% and 10%, respectively, to be “well capitalized” and 4.5%, 6% and 8%, respectively, to be “adequately capitalized”.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Common equity Tier I Capital is generally defined as common equity and retained earnings.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements described above.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%. If an institution is deemed to be critically undercapitalized for four quarters, with certain exceptions, that institution will be placed in receivership. UBS and the Bank are “adequately” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

On January 31, 2012, the Bank entered into a Consent Order (“Order) with its primary regulators that requires the development of a written capital plan (“Capital Plan”) that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.

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

For community banking organizations like UBS and the Bank, the rule in final form provides some relief from the initial proposal in three important areas:

•Banks under $15 billion in assets can continue to count trust-preferred securities—known as TRuPS—as Tier 1 capital.

•Banks can continue to risk-weight residential mortgages as they had under the original Basel I regime. The final rule abandons a proposal to institute a complicated formula of risk weights for residential mortgages.

•All but the largest banks (above $250 billion in assets) can keep available-for-sale securities on the balance sheet without having to adjust regulatory capital levels based on the current market value of those securities. Banks have a one-time opportunity to “opt-out” on their first regulatory call report after Jan. 1, 2015 from what’s called the accumulated other comprehensive income (AOCI) filter. If they miss doing so, they can’t opt-out later. The Bank “opted-out” of the inclusion of AOCI in its capital calculations in its March 31, 2015 Call Report.

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

UBS and the Bank are currently “adequately capitalized” but below the requirements of the new rule to be “well capitalized” and will seek to continue to strengthen its capital ratios with new external capital as well as retained earnings.

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

•Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws, but depository institutions such as the bank with less than $10 billion in assets will continue to be examined and supervised by its current regulators.

•Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

•Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

•Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will result in a decrease in the level of assessments for institutions with assets less than $10 billion.

•Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions.

•Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•Amend the Electronic Funds Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•Apply the same leverage and risk based capital requirements that apply to insured depository institutions and holding companies.

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

Regulatory Order

On April 25, 2018, the Bank entered into stipulations consenting to the issuance of amended and restated Consent Orders (the “Orders”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“Department”) which serve as a prescriptive Restoration Plan providing benchmarks for capital, earnings and asset quality. he material terms of the Consent Orders are identical.  The requirements and status of items included in the Orders are as follows:

Requirement	Status

Increase participation of the Bank’s board of directors in the Bank’s affairs by having the board assume full responsibility for approving the Bank’s policies and objectives and for supervising the Bank’s management;

Board participation has been improved with attendance at board and committee meetings.

Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers. Add two additional board members with banking experience.

New board members are being actively sought to join the board.

Complete audited financial statements for 2016, 2017, and 2018.	Management is actively working with its auditors to complete all audited financial statements for each year in 2019.

Formulate and implement a Restoration/Strategic Plan to increase profitability reduce expenses and improve operating performance and related ratios.	A three year Restoration/Strategic Plan was prepared and submitted to regulators as required.

Develop and implement a Strategic Plan for each year during which the orders are in effect, to be revised annually;	A comprehensive Restoration/Strategic Plan was prepared and submitted to regulators as required.

Requirement	Status

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, by September 2019;

A capital plan with quarterly benchmarks was prepared and submitted to regulators as required.
Formulate a written plan to improve asset quality and reduce the Bank’s risk positions in assets classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with benchmarks measured against capital was prepared and submitted as required.

Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports have been prepared and submitted as required.

The Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders. The Board of Directors is optimistic about the Bank’s ability to achieve the requirements as stated.  These Orders represent a more tailored approach by regulators to strengthen and preserve minority-owned financial institutions like United Bank of Philadelphia.  The priority for the Board of Directors and management is to promptly comply with the Order.

At December 31, 2016 and 2015, the Bank’s tier one leverage capital ratio was 4.82% and 4.57%, respectively, and its total risk based capital ratio was 9.08% and 8.50%, respectively. The tier one leverage ratio improved as a result of the Bank’s net income. The risk based capital ratio improved as a result of a shift in the composition of the Bank’s balance sheet to include a lower level of loans.  Management developed a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments.

Management continues its efforts to increase capital by focusing on the following: a Capital Plan that focuses on the following:

1.Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

2.External equity investments--In March 2017 and September 2017, the Company received external investments of $675,000 and $250,000, respectively, from other financial institutions. External capital investments will continue to be sought.

3.Performance grants--In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

As a result of the above actions, management believes that the Bank has and will continue to attempt to comply with the terms and conditions of the Orders and will continue to operate as an independent financial institution.

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

ITEM 1A — RISK FACTORS

Below is a list of the significant risks that concern UBS, the Bank and the banking industry.  The list should not be considered an all-inclusive list and has not been prepared in any certain order.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk based capital ratio to 12.5%.  As of December 31, 2016, the Bank’s tier one leverage capital ratio was 4.82% and its total risk based capital ratio was 9.08%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.

Changes in the economy, especially in the Philadelphia region, could have an adverse effect on the Company

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

Our operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance

     In addition to other factors, our earnings and cash flows are dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Changes in the general level of interest rates may have an adverse effect on our business, financial condition, and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and investment securities and the amount of interest that we pay on deposits and borrowed funds. Changes in monetary policy and interest rates also can adversely affect:

•our ability to originate loans and obtain deposits;

•the fair value of our financial assets and liabilities; and

•the average duration of our investment securities portfolio.

     If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowed funds. Additionally, the fair value of the Bank’s loans held at fair value may be negatively impacted by changes in interest rates which could negatively impact earnings.

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

Additional risk factors also include the following all of which may reduce revenues and/or increase expenses and/or pull the Bank’s management attention away from core banking operations which may ultimately reduce the Bank’s earnings

• New developments in the banking industry

• Variations in quarterly or annual operating results

• Revision of or the issuance of additional regulatory actions affecting UBS or the Bank

• Litigation involving UBS or the Bank

• Changes in accounting policies or procedures

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

Mt. Airy Branch

The Bank leases a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. In January 2010, this lease was renewed for ten (10) years.  This facility, comprising a retail banking lobby, teller area, offices, and vault and storage space is currently leased at a monthly rental of $6,500 plus real estate taxes and common area maintenance expenses.  Effective October 19, 2018, the Bank closed this branch as a result of a decline in foot traffic and deposit levels over the past several years.  Although closed, the Bank remains responsible for the monthly lease expense through expiration in December 2019.

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

There were no capital stock transactions in 2016.

On February 18, 2015, Wells Fargo Bank returned for cancellation its common and preferred ownership in UBS; including 191,667 Class B non-voting Common shares; 50,000 voting Common shares; and, 12,500 Series Preferred Stock.

As of December 23, 2019 there were 3,128 shareholders of record of UBS’ voting Common Stock.

Preferred Stock

In March 2017 and September 2017, the Bank sold 1,350 and 500 shares, respectively, of Series B Preferred Stock at $500 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation instruments outstanding at December 31, 2016.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012	2011

Net interest income	$2,521	$2,518	$2,857	$2,815	$2,946	$3,068
Provision (credit) for loan losses	(69)	(68)	162	75	453	170
Noninterest income	1,923	1,397	1,377	1,407	1,525	1,071
Noninterest expense	4,489	4,478	4,416	4,816	5,034	5,000
Net income (loss)	25	(495)	(343)	(669)	(1,016)	(1,031)
Net income (loss) per share – basic	0.03	(0.57)	(0.32)	(0.63)	(0.95)	(0.97)
Net income (loss) per share – diluted	0.03	(0.57)	(0.32)	(0.63)	(0.95)	(0.97)

Balance sheet totals:
Total assets	53,612	$58,984	$60,464	$60,751	$65,616	$77,017
Net loans	26,535	33,101	40,127	41,424	40,298	40,635
Investment securities	5,578	7,572	8,540	9,580	12,922	18,490
Deposits	50,642	55,962	56,962	57,110	60,977	71,300
Shareholders’ equity	2,660	2,680	3,181	3,210	4,240	5,261
Ratios:
Tier 1 Leverage ratio	4.82%	4.57%	5.18%	5.67%	6.00%	6.29%
Tangible common equity ratio	0.15%	1.15%	1.00%	1.04%	2.52%	3.48%
Equity to assets ratio	4.96%	4.54%	5.13%	6.50%	7.37%	8.05%
Return on average assets	0.05%	(0.83)%	(0.57)%	(1.06)%	(1.44)%	(1.32)%
Return on average equity	0.23%	(15.20)%	(11.05)%	(16.26)%	(19.53)%	(18.92)%

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

The Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at fair value based on a loan-by-loan valuation using actual market bids.  Any change in the balance of the loan and its fair value is recorded as income or expense in each reporting period.  When the guaranteed portion of the loan is sold, the gain on the sale is reduced by the income previously recognized as part of the fair value adjustment. (Refer to Note 1 and Note 11 of the notes to financial statements.)

 The Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  Fair value of these loans is estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries. (Refer to Note 1 and Note 11 of the notes to financial statements.)

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

The Company reported net income of approximately $25,000 ($0.03 per common share) for the year ended December 31, 2016 compared to a net loss of approximately $495,000 ($0.57 per common share) for the year ended December 31, 2015. In 2016, the improvement in financial performance is primarily related to the Bank’s SBA loan strategy and related income.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services.  The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital declined as a result of operating losses.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

•External equity investments— Utilizing a CRA platform, instead of seeking one large investor, the Board will continue to solicit a number of smaller investments from institutional and individual investors.    In March 2017 and September 2017, the Company received external investments of $675,000 and $250,000, respectively, from other financial institutions.

•Performance grants--- Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention.  The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the year with a decline in classified assets, nonperforming loans and delinquencies. Nonaccrual and greater than 90 day delinquent loans declined from approximately $3 million at December 31, 2015 to $2.1 million at December 31, 2016. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings.   Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan originations and selling the guaranteed portion in the secondary market for a gain. During 2016 and 2015, noninterest income totaling approximately $1.1 million and $643,000, respectively, was recognized utilizing this strategy. A shift in strategy from prior years is that management will target SBA loans that can be fully funded at closing to avoid lengthy construction delays that extend the secondary market eligibility and recognition of income.

Total noninterest expense was relatively unchanged in 2016 compared to 2015. While expense reductions were achieved in personnel, loan collection and occupancy expense, there was an increase in other noninterest expense including office and other real estate expense as the Bank works to reduce its classified assets and delinquent loans.  In addition, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders.  Management will seek additional expense reductions, where possible, including data processing and other bank operating cost. A line-by-line expense review will be performed to identify additional savings.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the Bank’s net interest margin has remained a significant strength.   The low cost of funds is the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

Results of Operations

In 2016, the Company recorded net income of approximately $25,000 ($0.03 per share) compared to a net loss of approximately $495,000 ($0.57 per share) in 2015.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	balance	Interest	rate
Assets:
Interest-earning assets:
Loans	$39,538	$2,403	6.08%	$42,103	$2,392	5.68%	$43,850	$2,685	6.12%
Investment securities	6,828	152	2.23	7,796	179	2.30	9,760	234	2.40
Time deposits with other banks	311	1	0.32	311	1	0.32	309	3	0.97
Federal funds sold	6,494	31	0.48	6,842	15	0.22	3,897	8	0.21
Total interest-earning assets	53,171	2,587	4.87	57,052	2,587	4.53	57,816	2,930	5.07
Noninterest-earning assets:
Cash and due from banks	1,291			1,773			1,745
Premises and equipment, net	451			522			605
Other assets	1,235			1,126			1,039
Less allowance for loan losses	(377)			(615)			(712)
Total	$55,771			$59,858			$60,493
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$13,297	$ 24	0.18%	$13,758	$ 25	0.18%	$14,314	$ 27	0.19%
Savings deposits	11,590	6	0.05	11,959	6	0.05	12,524	6	0.05
Time deposits	11,724	36	0.31	14,931	38	0.25	15,370	40	0.26
Total interest-bearing liabilities	36,611	66	0.18	40,648	69	0.17	42,208	73	0.17
Noninterest-bearing liabilities:
Demand deposits	16,105			15,709			14,933
Other	225			245			249
Shareholders’ equity	2,830			3,256			3,103
Total	$55,771			$59,858			$ 60,493
Net interest income		$2,521			$2,518				$2,857
Spread		4.69%			4.36%				4.90%
Net yield on interest-earning assets		4.74%			4.41%				4.94%

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

Net interest income totaled approximately $2,521,000 in 2016 and approximately $2,518,000 in 2015, an increase of approximately $3,000, or 0.12%.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2016 compared to 2015			2015 compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(142)	$153	$11	$(110)	$(183)	$(293)
Investment securities	(24)	(3)	(27)	(49)	(5)	(54)
Time deposits with other banks	-	-	-	-	(3)	(3)
Federal funds sold	(1)	17	16	6	1	7
Total Interest-earning assets	(167)	167	-	(153)	(190)	(343)
Interest paid on:
Demand deposits	(1)	-	(1)	(1)	(1)	(2)
Savings deposits	-	-	-	-	-	-
Time deposits	(8)	6	(2)	(1)	(1)	(2)
Total interest-bearing liabilities	(9)	6	(3)	(2)	(2)	(4)
Net interest income	$ (158)	$ 161	$3	$ (151)	$ (188)	$(339)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

In 2016, there was a decrease in net interest income of approximately $158,000 due to changes in volume and an increase of approximately $161,000 due to changes in rate. In 2015, there was a decrease in net interest income of approximately $151,000 due to changes in volume and a decrease of approximately $188,000 due to changes in rate.

Average earning assets declined to approximately $53 million in 2016 from approximately $57 million in 2015 but the net interest margin of the Bank improved from 4.41% to 4.74% for the same period.  The net interest margin increased as a result of an increased yield on loans from 5.68% to 6.08% because of the collection of non-accrual interest on several loans. The cost of interest-bearing liabilities was relatively unchanged at 18 basis points compared to 17 basis points as deposit rates have relatively “bottomed-out” creating little room to make further downward adjustments.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

There were negative provisions for loan losses of $69,000 and 68,000 in 2016 and 2015, respectively. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover incurred loan losses in the portfolio.  The negative provisions in 2016 and 2015 are primarily related to lower loan originations, loan payoff activity as well as a reduction in net charge-offs and related historical loss factors.  In addition, loans held for sale and held at fair value are excluded from the allowance calculation as credit risk is a component of the fair value calculation and related discount on the unguaranteed portion that is retained in the Bank’s loan portfolio.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures.

Noninterest Income

Noninterest income increased approximately $526,000, or 37.65%, compared to 2015. The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan-related income and other customer service fees.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $1.1 million and $643,000, respectively, in 2016 and 2015, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

The customer service fee component of noninterest income decreased approximately $63,000, or 15.00%, compared to 2015 primarily as a result of a lower level of overdraft fees on several small business deposit accounts that were habitually overdrawn in 2015.

During 2016, surcharge income on the Bank’s ATM network declined approximately $4,000, or 3.27%, compared to 2015. The decline is consistent with trends in the industry whereby ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.   Although the Bank has experienced year over year declines in ATM surcharge fee income, management is actively seeking to place machines in high volume locations where cash is required. Several areas have been identified related to the Bank’s small business lending customers for installation in 2017.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In both 2016 and 2015, these fees totaled approximately $150,000.  The Bank serves as agent/arranger for two facilities.  Fees on these facilities are received annually for the administration of the credit facilities.

Other income increased approximately $123,000 in 2016 compared to 2015.  The increase is primarily related to a loan pay-off that included loan and collection expenses incurred in prior years as well as the shortening in the period to escheat dormant accounts resulting in a significant number of accounts closed and escheated to the Commonwealth of Pennsylvania for which the Bank charged a per account administrative fee for this service.

There were no investment securities sold in 2016 and 2015.

Noninterest Expense

Noninterest expense increased approximately $11,000, or 0.24%, in 2016 compared to 2015.

Salaries and benefits decreased approximately $17,000, or 1.08%, in 2016 compared to 2015 as a result of the elimination of a position in the lending department in June 2015 and several unfilled positions within the Bank’s branch network.  Management will continue to review the organizational structure to maximize efficiencies and increase utilization/productivity.

Occupancy and equipment expense decreased approximately $3,000, or 0.31%, in 2016 compared to 2015. The decrease is primarily related to a reduction in depreciation expense for fully depreciated equipment as well as a reduction in equipment rental expense because of copier lease expiration.

Office operations and supplies expense increased approximately $23,000, or 7.43%, in 2016 compared to 2015 as a result of increased branch security expense because the branches are operating with fewer full time staff that may increase the potential risk of crime; therefore, the Bank increased the presence of security guards to compensate.

Marketing and public relations expense decreased approximately $32,000, or 43.91%, in 2016 compared to 2015 as a result of a shift to direct marketing and business development efforts instead of radio and print ads.

      Professional services expense decreased approximately $17,000, or 5.35%, in 2016 compared to 2015 as a result of a reduction in audit cost due to delays in the completion of the review and audit of the quarterly and year-end 2016 financial statements.

Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an ATM network larger than its peer group for which it pays processing fees.  Data processing expenses increased approximately $5,000, or 1.16%, in 2016 compared to 2015 as a result of annual contract escalations.

Loan and collection expenses decreased approximately $86,000, or 33.80%, in 2016 compared to 2015. In 2016, the Bank recovered legal fees it incurred on a loan that was collected in full, including legal fees.

Other real estate expense increased approximately $115,000, or 1015.33%, in 2016 compared to 2015 primarily related to net transfer-in write-ups of $88,000 in 2015 on several properties where the net liquidation value exceeded the Bank’s loan balance. There were no write-ups in 2016.

Federal deposit insurance premiums decreased approximately $18,000, or 13.20%, in 2016 compared to 2015. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.   The Bank’s deposit levels declined in 2016 compared to 2015, resulting in lower assessments.

Refer to “Federal Deposit Insurance Assessments” above).

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses increased approximately $3,881,000, or 6.80%, in 2016 compared to 2015.

Table 3—Sources and Use of Funds Trends

		2016			2015
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	Balance	amount	Percent
Funding uses:
Loans	$39,538	$(2,565)	(6.09)%	$42,103	$(1,747)	(3.98)%
Investment securities	6,828	(968)	(12.42)	7,796	(1,964)	(20.12)
Interest-bearing balances with other banks	311	-	-	311	2	0.65
Federal funds sold	6,494	(348)	(5.09)	6,842	2,945	75.57
Total uses	$53,171	$ (3,881)	(6.80)	$57,052	$ (764)
Funding sources:
Demand deposits:
Noninterest-bearing	$ 16,105	$396	2.52%	$15,709	$776	5.20%
Interest-bearing	13,297	(461)	(3.35)	13,758	(556)	(3.88)
Savings deposits	11,590	(369)	(3.09)	11,959	(565)	(4.51)
Time deposits	11,724	(3,207)	(21.48)	14,931	(439)	(2.86)
Total sources	$52,716	$ 3,641	(6.46)	$56,357	$(784)

Investment Securities and Other Short-Term Investments

The Bank’s investment portfolio is classified as available-for-sale.  Investments classified as available-for-sale are those investments the Bank intends to hold for an indefinite amount of time, but not necessarily to maturity, and are carried at fair value, with the unrealized holding gains and losses reported as a component of shareholders’ equity on the balance sheet.

Average investment securities decreased approximately $968,000, or 12.42%, in 2016 compared to 2015. The decrease is primarily related to increased loan origination activity coupled with monthly paydowns in the mortgage-backed security portfolio.

The yield on the investment portfolio improved to 2.23% for the year ended December 31, 2016 compared to 2.30% for the year ended December 31, 2015 as a result of a reduction in prepayment speeds on mortgage-backed securities that were purchased at a premium. As reflected in Table 4 below, the duration of the portfolio has lengthened to 6.14 years at December 31, 2016 compared to 3.70 years at December 31, 2015.

At December 31, 2016, 43% of the investment portfolio consisted of callable agency securities for which there was no call activity during the year because of the continued low interest rate environment.  Approximately 57% of the portfolio consists of GSE mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$ -	-%	$ -	-%	$2,268	1.94%	$ -	- %	$2,268
Money market funds			-				-		130
Mortgage-backed securities	-		-		3,180	2.70	-		3,180
Total securities	$ -		$ -		$5,448	2.38	$ -		$5,578
Average maturity									6.14years

The above table sets forth the maturities of investment securities at December 31, 2016 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans, including loans held-for-sale, decreased approximately $2,565,000, or 6.09%, in 2016 compared to 2015. Although there were new loan originations they were offset by paydowns and sales because of the Bank’s SBA originate/sell strategy that allows funding to revolve. There continue to be a significant number of small businesses in the region that fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Over the last three years, the Bank validated its small business lending strategy with more than $13 million in SBA loan originations.  Management will continue to work in alliance with its third party SBA loan origination group (IFS), commercial real estate brokers, community development organizations, SBA brokers, and other centers of influence to build loan volume.

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

     As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $23.6 million, or 88.1%, of total loans at December 31, 2016. Approximately $14 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2016 were $9.3 million, or 24%, of the commercial portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment.  Further balance in concentrations will be sought through increased small business loan originations.

     As reflected in Table 6 below, approximately $5 million, or 19%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the increase in the SBA commercial real estate portfolio for which the loans typically have twenty-five year terms but are variable rate.  While scheduled maturities exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial and industrial	$2,150	$3,062	$4,635	$3,863	$3,734
Commercial real estate	21,488	26,414	31,556	32,962	31,381
Residential mortgage loans	1,414	1,924	2,228	2,709	3,140
Consumer loans	1,784	2,119	2,442	2,730	3,247
Total loans	$26,836	$33,519	$40,861	$42,264	$41,502

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$ 1,440	$ 522	$188	$2,150
Commercial real estate	7,893	10,320	3,275	21,488
Residential mortgage loans	457	81	876	1,414
Consumer loans	995	132	657	1,784
Total loans	$ 10,785	$11,055	$4,996	$26,836
Loans maturing after one year with:
Fixed interest rates	$ 3,171
Variable interest rates	$ 12,880

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2016	2015	2014	2013	2012

Nonaccrual loans	$2,087	$3,003	$2,481	$2,190	$2,584
Impaired loans	2,083	2,515	2,005	1,882	2,344
Loans past due 90 days and still accruing	632	293	171	730	211
Interest income on nonaccrual loans included in net income for the year	38	17	21	12	39
Interest income that would have been recorded under original terms	156	154	152	144	169
Interest income recognized on impaired loans	26	17	7	3	39

At December 31, 2016, nonaccrual loans totaled approximately $2,087,000 compared to approximately $3,003,000 at December 31, 2015.  The decrease in nonaccrual loans is attributable to collection activity as well as charge-offs totaling approximately $68,000.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  A significant portion of the Bank’s nonaccrual loans have real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

Loans past due 90 days and still accruing at December 31, 2016 totaled approximately $632,000 and relate primarily to several commercial loans and a home equity loan for which no loss of principal or interest is anticipated because there is strong collateral and guarantees supporting repayment.

The level of classified loans (including impaired loans) decreased to approximately $2,984,000 at December 31, 2016 from approximately $4,332,000 at December 31, 2015. The decrease is primarily attributable to collection of $186,000 on a religious organization loans as well as charge-off and payment activity.  In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

Impaired loans totaled approximately $2,083,000 at December 31, 2016 compared to $2,515,000 at December 31, 2015.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with impaired loans was approximately $49,000 and $91,000, at December 31, 2016 and 2015, respectively.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment   The decrease in impaired loans during 2016 is primarily a result of collection and charge-off activity. Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank has a concentration in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2016 and 2015, loans to religious organizations represented approximately $195,000 and $471,000, respectively, of total impaired loans. The improvement during 2016 is related to repayment activity.  Management works closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

  Interest income recognized on impaired loans during the year ended December 31, 2016 and 2015 was approximately $26,000 and $17,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2016 and 2015 met the criteria of a troubled debt restructuring.  The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2016 and 2015.

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

•Historical Charge-Off Component – Applies an annualized rolling, eight-quarter historical charge-off rate to all pools of non-impaired loans.

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

All of these factors may be susceptible to significant change.   During 2016, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has not experienced losses or charge-offs.  Also, because the Bank is generally not originating commercial and industrial loans, the growth/volume trend factor was reduced. In general, because of the improving economy as evidenced through sustained reductions in the unemployment rates, the economic conditions factor was reduced for all categories of loans. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2016.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the financial statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect the current conditions. The allowance for loan losses as a percentage of total loans was 1.12% at December 31, 2016 and 1.24% at December 31, 2015. The reduction in the allowance is related to the charge-off of loans totaling approximately $68,000 for which specific reserves totaling $41,000 that were previously allocated.   In addition, majority of new loan originations are SBA loans for which the Bank utilizes fair value accounting and are therefore excluded from the allowance calculation.

Table 8—Allocation of Allowance for Loan Losses

2016		2015		2014		2013		2012
	Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
Amount	Total loans	Amount	Total loans	Amount	total loans	Amount	total loans	Amount	total loans

(Dollars in thousands)
Commercial and industrial	$ 68	37.00%	$151	9.13%	$403	11.30%	$483	10.09%	$835	9.00%
Commercial real estate	179	56.67	250	78.80	300	77.26	280	77.18	364	75.62
Consumer real estate	10	3.00	8	5.74	20	8.07	59	9.15	-	11.12
Consumer and other loans	11	3.33	9	6.33	12	3.37	17	3.58	5	4.26
Unallocated	32	-	-	-	-	-	-	-	-	-
	$300	100%	$418	100.00%	$735	100.00%	$839	100.00%	$1,204	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at January 1	$ 418	$ 735	$839	$1,204	$867

Charge-offs:
Commercial and industrial	-	(259)	(253)	(524)	(56)
Commercial real estate	(41)	(3)	-	-	-
Consumer real estate	(22)	-	(19)	(5)	(80)
Consumer and other loans	(5)	(17)	(30)	(10)	(21)
	(68)	(279)	(302)	(539)	(157)
Recoveries:
Commercial loans	4	4	4	3	-
Commercial real estate	-	-	-	78	8
Consumer real estate	9	6	8	9	17
Consumer and other loans	6	20	24	9	16
	19	30	36	99	41
Net charge-offs	(49)	(249)	(266)	(440)	(116)
Provisions (credits) charged to operations	(69)	(68)	162	75	453

Balance at December 31	$300	$418	$735	$839	$1,204
Ratio of net charge-offs to average loans outstanding	-0.12%	0.59%	0.61%	1.04%	0.28%

Deposits

In 2016, average deposits decreased approximately $4,000,000 or 6.46%, concentrated in the category of time deposits that declined by approximately $3,000,000 or 21.48%, in 2016 compared to 2015. In general, the Bank has experienced attrition in its average savings account balances.  In addition, the Commonwealth of Pennsylvania shortened the period for the escheatment of dormant accounts from 7 to 5 years that resulted in an increased level of qualifying savings accounts that were closed and transferred to the state.

              In 2016, certificates of deposit decreased approximately $3,000,000 or 21.48%, as a result of the maturity of several corporate deposits.  In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

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

There was an increase in average noninterest bearing demand deposits totaling approximately $396,000, or 2.52%, and a decrease in average interest-bearing demand deposits of approximately $461,000, or 3.35%, during 2016 compared to 2015. As small business loans are originated, primary operating accounts are required to be maintained at the Bank which has resulted in increased non-interest bearing checking deposits that are deemed core.

Table 10—Average Deposits by Class

	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$16,105	- %	$15,709	- %	$14,933	-%
Interest-bearing demand deposits	13,297	0.18	13,758	0.18	14,314	0.19
Savings deposits	11,590	0.05	11,959	0.05	12,524	0.05
Time deposits	11,724	0.31	14,931	0.25	15,370	0.26

Other Borrowed Funds

The Bank did not borrow funds during 2016.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and SBA loan sales—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $700,000.

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

A summary of the Bank’s financial instrument commitments in thousands is as follows:

	2016	2015

Commitments to extend credit	$3,526	$5,903
Outstanding standby letters of credit	317	333

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

The decrease in commitments at December 31, 2016 compared to 2015 is primarily related to loan funding activity and the completion of construction-related loans during the year. Management believes the Bank has adequate liquidity to support the funding of unused commitments.  In addition, because the Bank utilizes an originate/sell SBA loan strategy, funds will revolve on an ongoing basis to support the Bank’s liquidity levels and loan funding requirements.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2016, management believes the Bank’s liquidity is satisfactory.

      The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $10.8 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2016, the Bank had total short-term liquidity, including cash, federal funds sold, and unpledged available-for-sale investment securities of approximately $8.9 million, or 16.69%, compared to $11.3 million, or 19.12%, at December 31, 2015. The decrease is primarily a result of loans funding and certificate of deposit reduction for the city of Philadelphia.

The Bank’s entire securities portfolio is classified as available-for-sale of which approximately 93% are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

•Seek additional non-public deposits from new and existing private sector customers

•Sell participations of existing commercial credits to other financial institutions

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

The Bank’s overall liquidity has generally been stabilized by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $3.5 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  Liquidity ratios are above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2016 Contractual Terms

3 months or less	$4,563
Over 3 through 6 months	-
Over 6 months through 1 year	1,239
Over 1 through five years	492
Over five years	-
Total	$6,294

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2016:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$10,411	$9,329	$ 938	$ 99	$ 46
Operating Lease Obligations	2,842	481	1,392	420	549
Total	$13,253	$9,810	$2,330	$519	$595

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2016, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2016, an asset-sensitive position is maintained on a cumulative basis through one year of 9.4% and represents a decrease from the December 31, 2015 positive gap position of 17.28%. This decrease is primarily related to the reduction in Federal Funds sold because of the reduction in deposit. This level is within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis and it makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

For purposes of the gap analysis, 50% of such deposits (savings, MMA, NOW) which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2016

(Dollars in thousands)	Floating	One to 3 Months	Over 3 Through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$ -	$ -	$ 311	$ -	$ -	$ -	$ 311
Investment securities	-	1,407	424	301	239	3,078	5,449
Federal funds sold	5,229	-	-	-	-	-	5,229
Loans	19,061	3,217	5,628	4,939	1,169	2,736	36,749
Total interest-sensitive assets	24,290	4,624	6,363	5,240	1,408	5,814	47,738
Interest-sensitive liabilities:
Interest-bearing checking accounts	2,931	-	-	600	-	-	3,531
Savings and money market accounts	18,526	-	-	3,795	-	-	22.321
Certificates $100,000 or more	-	4,563	1,239	492	-	-	6,294
Certificates of less than $100,000	-	1,520	2,007	446	144	-	4,117
Total interest-sensitive liabilities	21,457	6,083	3,246	5,333	144	-	36,263
Interest sensitivity gap	$ 2,833	$(1,459)	$3,117	$(93)	$1,264	$5,814	$11,475
Cumulative gap	$ 2,833	$1,373	$4,490
Cumulative gap/total earning assets	5.93%	2.88%	9.4%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.13	1.05	1.15

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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2016 are as follows:

Year 1

	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points	2,373	3.20
+300 basis points	2,360	2.63
+200 basis points	2,345	1.99
+100 basis points	2,329	1.28
Flat rate	2,300	-
-100 basis points	2,068	(10.06)
-200 basis points	1,819	(20.89)
-300 basis points	1,573	(31.59)
-400 basis points	1,326	(42.36)

Year 2

	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points	4,874	6.03
+300 basis points	4,818	4.80
+200 basis points	4,757	3.48
+100 basis points	4,692	2.07
Flat rate	4,597	-
-100 basis points	4,085	(11.13)
-200 basis points	3,526	(23.29)
-300 basis points	2,976	(35.26)
-400 basis points	2,421	(47.33)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2016 are as follows:

MV of equity
Changes in rate	MV equity($)	Risk change(%)
(Dollars in thousands)
+400 basis points	1,162	(49.5)
+300 basis points	1,357	(41.0)
+200 basis points	1,622	(29.5)
+100 basis points	1,904	(17.2)
Flat rate	2,299	-
-100 basis points	2,558	11.2
-200 basis points	2,809	22.2
-300 basis points	3,052	32.7
-400 basis points	3,288	43.0

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately. At December 31, 2016, the change in the market value of equity in a +200 basis point interest rate change is -29.5%, in excess of the Bank’s policy limit of 25% and -49.5% in a +400 basis point interest rate change, within the policy limit of 50%. These levels represent similar changes from 2015.  Management is strategically working to bring this measure more into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy on the +200 basis point rate change, interest-rate exposure is considered reasonable and manageable at December 31, 2016.

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

Capital Resources

Total shareholders’ equity decreased approximately $20,000, or 0.74%, in 2016 compared to 2015. The decrease is attributable to a net income of approximately $25,000 that was offset by other comprehensive loss related to an increase in the unrealized losses on the securities classified as available-for-sale totaling approximately $45,000.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort continues to be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment utilizing investment bankers. Although there are many prospects, no capital was raised in 2016.

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements for capital adequacies which is discussed under “Supervision and Regulation on page 7.

As indicated in Table 14, the UBS and the Bank are currently “adequately capitalized” but below the requirements of the new rule to be “well capitalized” and the requirements of the Consent Orders. Management has developed a Capital Plan that includes profitability and external investment to improve its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

        December 31, 2016                                                                                December 31, 2015

(In 000’s)                                             Actual                                    Minimum to be Well Capitalized                              Actual                  Minimum to be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$2,897	9.08%	N/A		$3,081	8.50%	N/A
Bank	2,897	9.08	3,190	10.00%	3,081	8.50	$3,623	10.00%
Tier I capital to risk weighted assets
Company	2,597	8.14	N/A		2,663	7.35	N/A
Bank	2,597	8.14	2,074	8.00%	2,663	7.35	$2,899	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,597	8.14	N/A		2,663	7.35	N/A
Bank	2,597	8.14	2,074	6.50%	2,663	7.35	$2,355	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,597	4.82	N/A		2,663	4.57	N/A
Bank	2,597	4.82	2,692	5.00%	2,663	4.57	$2,915	5.00%
Tangible common equity to tangible assets
Company	2,597	4.82	N/A	N/A	2,663	4.52	N/A	N/A
Bank	2,597	4.82	N/A	N/A	2,663	4.52	N/A	N/A

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

See Consolidated Financial Statements on pages 59 to 99 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2016.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of December 31, 2016 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

To address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that was in existence as of December 31, 2016. Additional changes will be implemented as determined necessary.

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

ITEM 9B—OTHER INFORMATION

Grant--On April 30, 2019, the Company received a $2.5MM unrestricted grant from Philadelphia Industrial Development Corporation (PIDC) for the purpose of expansion the lending platform and strengthening the financial condition of the Bank.   The Bank and PIDC plans to expand its long-standing partnership to finance small businesses in the Philadelphia region.  This grant was recorded as noninterest income and served to improve all of the Bank’s capital ratios.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information.  Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a)Directors of the Registrant and Bank

			Year first	Term
Name	Age	Principal occupation and other directorships	became director	Will expire
Bernard E. Anderson	80	Economist Whitney M. Young, Jr. Professor Emeritus Wharton School, University of Pennsylvania	2002	2018(1)
		Philadelphia, PA

David R. Bright	78	Retired, Executive Vice President
		Meridian Bancorp	2002	2022
		Philadelphia, PA

L. Armstead Edwards	75	Chairman of the Board,	1993	2020
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	72	Retired as co-Founder, John Frazier, Inc. Philadelphia, Pennsylvania	1996	2020

William B. Moore	75	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2019
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	73	President and CEO of Registrant	2000	2019
		and United Bank of Philadelphia

Ernest L. Wright	89	Founder, President and	1993	2020
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	73	President and Chief Executive Officer
Brenda M. Hudson-Nelson	57	Executive Vice President/Chief Financial Officer

(1)Term will be in effect until voted upon for re-election at the next Shareholders’ Meeting

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

Joseph T. Drennan, a director since 2004, serves as Treasurer of the Board and is Chairman of the Audit/Compliance Committee and member of the Executive and Asset Liability committees.  In addition, he has expertise in generally accepted accounting principles, financial statements, and internal control over financial reporting, as well as an understanding of audit committee functions.  Mr. Drennan has over 30 years banking experience as an executive in commercial, consumer and strategic planning.  He is the former partner and Chief Financial Officer of Universal Capital Management, Inc. providing equity to start-up and emerging companies. Mr. Drennan retired on March 12, 2018.

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

Evelyn F. Smalls serves as an inside director since 2000 when she was appointed President and Chief Executive Officer of the Bank.  She serves on the Executive, Asset Liability and Loan Committees.  Ms. Smalls brings versatile skills with over 25 years’ experience in banking and community and economic development know-how.  Her leadership is propelled by her passion to move more inner city communities into the economic mainstream.

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

Meetings and Executive Sessions of Independent Directors

In 2016, the UBS’ and the Bank’s Board of Directors met at least monthly, except in August, and during 2016 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2016, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2016, and the committee meetings held by each committee on which the director served, except Joseph T. Drennan, who attended 73% of the Board meetings.

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

     Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2016.

       Compensation Committee.  The Compensation Committee is comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, and Marionette Y. Wilson (Frazier).  The Committee meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2016, the Compensation Committee held one (1) meeting to discuss the performance and compensation of the executive officers.  A copy of the Compensation Committee charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

         Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2016. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethnic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.  The Committee held one (1) meeting during 2016.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. . During 2016, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2016, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

    The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.  Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2016.

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

    In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2016, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with S.R. Snodgrass, P.C., our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of   S.R. Snodgrass, P.C, and (iv) has received and reviewed the written disclosures and the letter from S.R. Snodgrass, P.C required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding Snodgrass LLP’s communications with the Audit Committee concerning independence and has discussed with S.R. Snodgrass, P.C LLP, its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2016 to be filed with the SEC.

UBS’ Audit Committee is composed of William B. Moore (Chairman), L. Armstead Edwards, and Marionette Y. Wilson who each endorsed this report.

       Respectfully submitted:

Joseph T. Drennan (Chairman),

William B. Moore

L. Armstead Edwards,

Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of December 23, 2019:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of December 23, 2019	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	73	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	58	Executive Vice President and Chief Financial Officer of UBS and Bank	50

Footnote Information Concerning Executive Officers

(1)Ms. Smalls was elected as a director and was appointed as President and Chief Executive Officer in June 2000. Prior to that, Ms. Smalls was Senior Vice President of Human Resources and Compliance from December 1993 to May 2000.

(2)The President and Chief Executive Officer, currently Evelyn F. Smalls, acts as Trustee of certain voting trust agreements (the “Voting Trusts”) pursuant to which Fahnstock, Inc. deposited 5,209 shares of Common Stock of UBS.

(3)Ms. Hudson-Nelson was appointed Senior Vice President and Chief Financial Officer in June 2000. Prior to that, Ms. Hudson-Nelson was Vice President and Controller from January 1992 to May 2000.  In May 2002, Ms. Hudson-Nelson was promoted to Executive Vice President and Chief Financial Officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2016.

ITEM 11 — EXECUTIVE COMPENSATION

The Compensation Committee is comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2016, the Compensation Committee held one (1) meeting as the Compensation Committee.

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

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2016.

Components of Compensation for 2016

For the fiscal year ended December 31, 2016, the components of executive compensation were:

•Salary;

•Life Insurance in the amount of two times salary; and

•Automobile Allowance.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls	2016	$ 168,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 10,716	$ 178,716
Chief Executive Officer	2015	168,000	0	0	0	0	0	10,716	178,716

Brenda Hudson-Nelson,	2016	$ 121,000						$ 6,849	$ 127,849
Chief Financial Officer	2015	121,000	0	0	0	0	0	6,449	127,449

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

(2)

The President/Chief Executive Officer receives a $750 per month automobile allowance and the Executive Vice President /Chief Financial Officer receives a $500 per month automobile allowance. UBS’ executives are provided with life insurance policies for which the cost is $1,716/annually for Evelyn Smalls and $949/annually for Brenda Hudson-Nelson

Executive Employment Agreements

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

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2016. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

Our written Audit Committee Charter requires our Audit Committee to approve related party transactions. Our written Policy on Related Party Transactions establishes procedures for the Audit Committee’s review and approve of related party transactions other than excepted transactions and preapproved transactions. Transactions available to all employees generally, and transactions involving less than $120,000 when aggregated with all similar transactions in any calendar year, are excepted transactions. The following types of transactions are preapproved transactions:

•Compensation payable to directors or officers if reportable under Item 402 of the Commission’s Regulation S-K;

•Compensation payable to an immediate family member of another director or executive officer, if approved by the Executive Committee acting as the Compensation Committee;

•Transactions with another company (including charitable contributions, grants or endowments to a charitable organization) at which a related person’s only relationship is as an employee (other than executive officer), director or less than 10% owner, if the aggregate amount involved does not exceed $200,000 or 5% of that company’s total revenues; and

•Routine banking relationships that otherwise comply with banking laws and regulations.

The Audit Committee is to apply the following standards when it reviews related party transactions for approval:

•Whether the transaction is on terms no less favorable to the Corporation than terms generally available with an unaffiliated third party under similar circumstances;

•The extent of the related person’s interest in the transaction; and

•Other factors the committee deems appropriate.

For loan transactions, our written Regulation O Policy requires the Executive Committee to review and approve loan transactions with directors, executive officers and their related interests in accordance with the standards established by Federal Reserve Board Regulation O.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to UBS, as of December 23, 2019(1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.67%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Greater Philadelphia Urban Affairs Coalition	47,500	5.74%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

(1)As of December 23, 2019, there were 826,921 shares of UBS’ voting Common Stock outstanding. Wells Fargo (formerly Wachovia Corporation) owned 241,666 shares of UBS Common Stock of which 50,000 are voting shares. On February 18, 2015, Wells Fargo returned all shares (voting and nonvoting) for cancellation.

(2)UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of December 23, 2019 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

Name	Common Stock[1,2,3]	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.31%
Marionette Y. Wilson (Frazier)	17,900	2.16%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
William B. Moore	1,834	*
Evelyn F. Smalls	500	*

Certain Executive Officers
Evelyn F. Smalls	500**	*
Brenda M. Hudson-Nelson	50	*
All Current Directors and Executive Officers as a Group	39,901	4.83%

__________________

Footnotes Concerning Beneficial Ownership of Stock

*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.

(1)

Stock ownership information is given as of December 23, 2019 and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of December 2019. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2016 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

Our written Audit Committee Charter requires our Audit Committee to approve related party transactions. Our written Policy on Related Party Transactions establishes procedures for the Audit Committee’s review and approve of related party transactions other than excepted transactions and preapproved transactions. Transactions available to all employees generally, and transactions involving less than $120,000 when aggregated with all similar transactions in any calendar year, are excepted transactions. The following types of transactions are preapproved transactions:

-Compensation payable to directors or officers if reportable under Item 402 of the Commission’s Regulation S-K;

-Compensation payable to an immediate family member of another director or executive officer, if approved by the Executive Committee acting as the Compensation Committee;

-Transactions with another company (including charitable contributions, grants or endowments to a charitable organization) at which a related person’s only relationship is as an employee (other than executive officer), director or less than 10% owner, if the aggregate amount involved does not exceed $200,000 or 5% of that company’s total revenues; and

-Routine banking relationships that otherwise comply with banking laws and regulations.

The Audit Committee is to apply the following standards when it reviews related party transactions for approval:

-Whether the transaction is on terms no less favorable to the Corporation than terms generally available with an unaffiliated third party under similar circumstances;

-The extent of the related person’s interest in the transaction; and

-Other factors the committee deems appropriate.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2016	2015	2013

Audit Fees (1)	$115,828	$191,912	$154,812
Audit-related fees(3)	$31,250	-	1,319
Tax fees (2)	11,800	11,000	11,000
All other fees	-	-	-
Total fees	$158,878	$202,912	$167,131

Services Provided by RSM US LLP

1)

Audit Fees—These are fees for professional services performed by S.R. Snodgrass P.C. for 2016 and RSM US LLP in 2015 for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

2)

Tax Fees—These are fees for professional services performed by S.R. Snodgrass P.C. and RSM US LLP with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

3)	Audit-related fees include consent procedures performed by RSM US LLP related to the 2016 Audit.

Our Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of Snodgrass LLP and RSM US LLP and determined that to be the case.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:

			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	57

		Consolidated Balance Sheets at December 31, 2016 and 2015.	59
		Consolidated Statements of Operations and Comprehensive Loss for the two years ended December 31, 2016.	60

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2016.	61

		Consolidated Statements of Cash Flows for the two years ended December 31, 2016.	62

		Notes to Consolidated Financial Statements	63

	2.	Financial Statement Schedules

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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	December 23, 2019

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	December 23, 2019
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	December 23, 2019
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	December 23, 2019

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	December 23, 2019

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	December 23, 2019

Bernard E. Anderson, Director

/s/________________________________________	December 23, 2019

David R. Bright, Director

/s/_________________________________________	December 23, 2019
Ernest L. Wright, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of United Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2016; the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

December 23, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

United Bancshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of United Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year then ended (collectively, the financial statements). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Bancshares, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Blue Bell, PA

June 8, 2017

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

Assets:	2016	2015
Cash and due from banks	$2,262,491	$2,107,359
Interest-bearing deposits with banks	311,340	310,739
Federal funds sold	5,229,000	8,364,000
Cash and cash equivalents	7,802,831	10,782,098

Investment securities, available-for-sale, at fair value	5,578,159	7,572,029

Loans held for sale, at fair value	7,793,785	3,260,761

Loans held at fair value	4,207,338	2,458,930

Loans, net of unearned discounts and deferred fees	26,835,035	33,519,042
Less allowance for loan losses	(300,428)	(418,013)
Net loans	26,534,607	33,101,029
Bank premises and equipment, net	380,471	492,730
Accrued interest receivable	141,453	175,416
Other real estate owned	447,371	479,627
Servicing asset	312,814	199,781
Prepaid expenses and other assets	413,542	461,837
Total assets	$53,612,371	$58,984,238
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$14,797,174	$16,417,150
Demand deposits, interest-bearing	13,699,578	13,605,888
Savings deposits	11,734,512	11,680,878
Time deposits, under $250,000	4,776,622	7,505,729
Time deposits, $250,000 and over	5,634,280	6,752,759
Total deposits	50,642,166	55,962,404
Accrued interest payable	10,997	9,157
Accrued expenses and other liabilities	299,293	332,915
Total liabilities	50,952,456	56,304,476

Commitments and Contingencies (Notes 5, 10, and 14)

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	14,752,644	14,752,644
Accumulated deficit	(12,038,281)	(12,062,818)
Accumulated other comprehensive loss	(63,710)	(19,326)
Total shareholders’ equity	2,659,915	2,679,762
Total liabilities and shareholders’ equity	$53,612,371	$58,984,238

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2016	2015
Interest income:
Interest and fees on loans	$2,403,274	$2,392,183
Interest on investment securities	152,086	179,065
Interest on federal funds sold	31,394	15,418
Interest on time deposits with other banks	639	659
Total interest income	2,587,393	2,587,325

Interest expense:
Interest on time deposits	35,733	38,070
Interest on demand deposits	24,479	25,125
Interest on savings deposits	5,760	5,882
Total interest expense	65,972	69,077
Net interest income	2,521,421	2,518,248
Credit to provision for loan losses	(69,000)	(68,000)

Net interest income after credit to provision for loan losses	2,590,421	2,586,248

Noninterest income:
Customer service fees	353,807	416,480
ATM fee income	114,673	118,550
Loan syndication fee income	150,900	150,000
Net loss on sale of other real estate	(3,239)	(16,848)
Net change in fair value of financial instruments	365,900	232,797
Gain on sale of loans	732,411	410,040
Other income	208,406	85,894
Total noninterest income	1,922,858	1,396,913

Noninterest expense:
Salaries, wages and employee benefits	1,555,590	1,572,595
Occupancy and equipment	969,532	972,561
Office operations and supplies	330,945	308,070
Marketing and public relations	41,280	73,590
Professional services	301,734	318,774
Data processing	393,525	389,008
Loan and collection costs	169,334	255,809
Other real estate owned, net	126,066	11,303
Deposit insurance assessments	117,000	134,800
Other operating	483,736	441,426
Total noninterest expense	4,488,742	4,477,936
Net income (loss) before income taxes	24,537	(494,775)
Provision for income taxes	-	-
Net income (loss)	$ 24,537	$ (494,775)

Net income (loss) per common share—basic and diluted	$ 0.03	$ (0.57)
Weighted average number of common shares	826,921	863,999
Comprehensive Loss
Net income (loss)	$ 24,537	$ (494,775)
Unrealized losses on available for sale securities	(44,384)	(6,103)
Total comprehensive loss	$ (19,847)	$ (500,878)

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2016 and 2015

							Accumulated
					Additional		other	Total
	Series A preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	loss	Equity
Balance at December 31, 2014	136,842	$ 1,368	1,068,588	$ 10,686	$ 14,749,852	$ (11,568,043)	$ (13,223)	$ 3,180,640
Net loss	-	-	-	-	-	(494,775)	-	(494,745)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(6,103)	(6,103)
Cancellation of common stock		-	(241,667)	(2,417)	2,417	-	-	-
Cancellation of Series A Preferred stock	(37,500)	(375)	-	-	375	-	-	-
Balance at December 31, 2015	99,342	$ 993	826,921	$ 8,269	$ 14,752,644	$ (12,062,818)	$ (19,326)	$ 2,679,762
Net income	-	-	-	-	-	24,537	-	24,537
Other comprehensive loss, net of tax	-	-	-	-	-	-	(44,384)	(44,384)
Balance at December 31, 2016	99,342	$ 993	826,921	$ 8,269	$ 14,752,642	($12,038,281)	$ (63,710)	$ 2,659,915

See accompanying notes to the consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2016	2015

Cash flows from operating activities:
Net income (loss)	$ 24,537	$ (494,775)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Credit to provision for loan losses	(69,000)	(68,000)
Net loss on sale of other real estate	3.239	16,848
Gain on sale of loans	(732,411)	(410,040)
Amortization of premiums on investments	13,839	16,996
Depreciation on fixed assets	190,334	177,987
Write-up of other real estate owned	-	(39,294)
Loans originated for sale	(13,162,229)	(4,721,164)
Proceeds from sale of loans held-for-sale	7,979,932	6,433,243
Amortization of servicing asset	46,693	-
Net change in fair value of financial instruments	(365,900)	(232,797)
Increase in accrued interest receivable and
other assets	(55,608)	(178,507)
(Decrease) increase in accrued interest payable and
other liabilities	(31,782)	20,759
Net cash (used in) provided by operating activities	(6,158,356)	521,256

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(4,099,785)	(1,200,118)
Proceeds from maturities, calls and principal reductions of
available-for-sale investment securities	6,013,572	2,144,881
Net decrease in loans	6,634,598	6,946,054
Proceeds from sale of other real estate owned	29,017	254,603
Purchase of bank premises and equipment	(78,075)	(121,251)
Net cash provided by investing activities	8,499,327	8,024,169

Cash flows from financing activities:
Net decrease in deposits	(5,320,238)	(999,909)
Net cash used in financing activities	(5,320,238)	(999,909)
Net (decrease) increase in cash and cash equivalents	(2,979,267)	7,545,516
Cash and cash equivalents at beginning of year	10,782,098	3,236,582
Cash and cash equivalents at end of year	$7,802,831	$10,782,098
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 64,133	$ 71,176
Noncash transfer of loans to other real estate owned	$ -	$148,241

See accompanying notes to the consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

December 31, 2016 and 2015

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive loss.  In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected present value of cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive loss.  No investment securities held by the Bank as of December 31, 2016 and 2015 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

Loans Held for Sale

The Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at fair value based on a loan-by-loan valuation using actual market bids for the specific loans held or for loan sales for similar assets in the marketplace that have occurred near the valuation date.  Any change in the balance of the loan and its fair value is recorded as income or expense in each reporting period.  When the guaranteed portion of the loan is sold, the gain on the sale is reduced by the income previously recognized as part of the fair value adjustment.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

   Loans Held at Fair Value

    The Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  Fair value of these loans is estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries which is based primarily on the risk spread to LIBOR spot curve.

    Loans

The Bank has both the positive intent and ability to hold the majority of its loans to maturity.  These loans are stated at the amount of unpaid principal, reduced by net unearned discount and an allowance for loan losses.  Interest income on loans is recognized as earned based on contractual interest rates applied to daily principal amounts outstanding and accretion of discount.

Non-accrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received 30 days as of the date such payments were due.  The Bank generally places a loan on non-accrual status when interest or principal is past due 90 days or more.  If it otherwise appears doubtful that the loan will be repaid, management may place the loan on nonaccrual status before the lapse of 90 days. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Cash payments on nonaccrual loans are applied as principal payments.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses.  Loans that are determined to be uncollectible are charged against the allowance account, and subsequent recoveries, if any, are credited to the allowance.  When evaluating the adequacy of the allowance, an assessment of the loan portfolio will typically include changes in the composition and volume of the loan portfolio, overall portfolio quality and past loss experience, review of specific problem loans, current economic conditions which may affect borrowers’ ability to repay, and other factors which may warrant current recognition.  Such periodic assessments may, in management’s judgment, require the Bank to recognize additions or reductions to the allowance.  An allowance for loan losses is not calculated for loans held for sale or carried at fair value.

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

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2016 or 2015, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

Income (Loss) Per Share (“EPS”)

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, net of estimated cost to sell, at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less the cost to sell.  Revenue and expenses from operations and changes in valuation subsequent to the initial foreclosure are charged to operations.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2016 presentation, with no impact on earnings or shareholders’ equity.

     Comprehensive Loss

Comprehensive loss includes net loss as well as certain other items that result in a change to equity during    the period. The components of other comprehensive loss are as follows:

December 31, 2016
(in 000’s)	Before tax	Tax	Net of tax
	amount	Benefit	Amount

Beginning balance	$ (30)	$ 11	$ (19)
Unrealized loss on securities	(66)	22	(44)
Less: reclassification adjustment for gains
realized in net loss	-	-	-
Other comprehensive loss, net	(66)	23	(44)
Ending balance	$ (96)	$ 33	$ (63)

December 31, 2015
	Before tax	Tax	Net of tax
	amount	Benefit	Amount
Beginning balance	$ (21)	$ 8	$ (13)
Unrealized loss on securities:	(9)	3	(6)
Less: reclassification adjustment for gains
realized in net loss	-	-	-
Other comprehensive loss, net	(9)	3	(6)
Ending balance	$ (30)	$ 11	$ (19)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The Update’s (along with subsequent amendments and clarifications in ASUs; 2015-14, 2016-08, 2016-10, 2016-11, and 2016-12) core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after       December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard ((along with subsequent amendments and clarifications in ASUs; 2018-01, 2018-11 and 2018-20) requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. This Update is not expected to have a significant impact on the Company’s financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20.  The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control.  There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized.  The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606,

                                              UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company’s financial statements.

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2016. Required reserve balances were $100,000 as of December 31, 2016 and 2015.

3.  INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the investment securities by major security type at December 31, 2016 and 2015 are as follows:

(In 000’s)	2016
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value

U.S. Government agency securities	$ 2,350	$ -	$ (82)	$ 2,268
Government Sponsored Enterprises residential mortgage-backed securities	3,193	25	(38)	3,180
Investments in money market funds	130	-	-	130
	$ 5,673	$ 25	$ (120)	$ 5,578

2015
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value

U.S. Government agency securities	$ 3,697	$ 3	$ (38)	$ 3,662
Government Sponsored Enterprises residential mortgage-backed securities	3,774	36	(30)	3,780
Investments in money market funds	130	-	-	130
	$ 7,601	$ 39	$ (68)	$ 7,572

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

3.  INVESTMENTS--continued

In 2016 and 2015, $5,450,000 and $1,600,000 in U.S. Government agencies securities were called, respectively. There were no gross gains or losses from these transactions during 2015.

There were no sales of securities in 2016 and 2015.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	value	Losses	Value	Losses	value	Losses

U.S. Government
agency securities	7	$ 2,268	$ (82)	$ -	$ -	$ 2,268	$ (82)

Mortgage backed
Securities	10	2,026	(38)	-	-	2,026	(38)
Total temporarily
impaired investment
Securities	17	$ 4,294	$ (120)	$ -	$ -	$ 4,294	$ (120)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2015 (in thousands):

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

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by market rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016 and 2015.

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities were caused by market rate changes. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016 and 2015.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

3.  INVESTMENTS--continued

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

Maturities of investment securities at December 31, 2016 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

(In 000’s)	Amortized	Fair
	Cost	Value

Due in one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,350	2,268
Government-sponsored enterprises residential mortgage-backed securities	3,193	3,180
Total debt securities	5,543	5,448
Investments in money market funds	130	130
	$ 5,673	$ 5,578

As of December 31, 2016 and 2015, investment securities with a carrying value of $4,432,000 and $7,076,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	December 31,	December 31,
(In 000's)	2016	2015
Commercial and industrial:
Commercial	$ 890	$ 1,535
SBA loans	-	40
Asset-based	1,259	1,487
Total commercial and industrial	2,149	3,062
Commercial real estate:
Commercial mortgages	11,385	13,774
SBA loans	255	353
Construction	542	2,175
Religious organizations	9,306	10,112
Total commercial real estate	21,488	26,414
Consumer real estate:
Home equity loans	799	897
Home equity lines of credit	19	20
1-4 family residential mortgages	1,414	1,924
Total consumer real estate	2,232	2,841
Consumer and other:
Student loans	855	1,081
Other	111	121
Total consumer and other	966	1,202
Allowance for loan losses	(300)	(418)
Loans, net	$ 26,535	$ 33,101

At December 31, 2016 and 2015, the unearned discount totaled $10,857 and $22,272, respectively, and is included in the related loan accounts.

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

December 31, 2016 and 2015

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

 Concentrations of Credit. The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans. Approximately $18.2 million of these loans are secured by owner occupied commercial real estate as of December 31, 2016. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2016 were $9 million, or 35%, of the loan portfolio.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

	2016	2015
Balance outstanding at December 31,	$ 775,078	$ 845,477
Principal additions (affiliations)	159,974	-
Disaffiliations	-	-
Principal reductions	(68,118)	(70,399)
Balance outstanding at December 31,	$ 866,934	$ 775,078

Non-accrual and Past Due Loans.  Loans are considered past due if the required principal and interest payments have not been received 30 days as of the date such payments were due.  The Bank generally places a loan on non-accrual status when interest or principal is past due 90 days or more unless the loan is well secured and in the process of collection.  If it otherwise appears doubtful that the loan will be repaid, management may place the loan on nonaccrual status before the lapse of 90 days. Interest on loans past due 90 days or more ceases to accrue except for loans that are well collateralized and in the process of collection.  When a loan is placed on nonaccrual status, previously accrued and unpaid interest is reversed out of income.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2016 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 33	$ 33	$ 857	$ 890
SBA loans	-	-	-	-	-	-
Asset-based	27	243	75	345	914	1,259
Total commercial and industrial	27	243	108	378	1,771	2,149

Commercial real estate:
Commercial mortgages	-	11	1,270	1,281	10,104	11,385
SBA loans	-	162	93	255	-	255
Construction	-	-	-	-	542	542
Religious organizations	110	-	196	306	9,000	9,306
Total commercial real estate	110	173	1,559	1,842	19,646	21,488

Consumer real estate:
Home equity loans	-	153	345	498	301	799
Home equity lines of credit	-	-	-	-	19	19
1-4 family residential mortgages	59	-	75	134	1,280	1,414
Total consumer real estate	59	153	420	632	1,600	2,232

Consumer and other:
Student loans	38	61	-	99	756	855
Other	-	1	-	1	110	111
Total consumer and other	38	62	-	100	866	966

Total loans	$ 234	$ 631	$ 2,087	$ 2,952	$ 23,883	$ 26,835

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

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

The Company records partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  In 2016 and 2015, the Bank made partial charge-offs totaling approximately $41,000 and $212,000, respectively, related several impaired commercial real estate loans. Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

Year-end 2016 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$ 33	$ 33	$ -	$ 33	$ -	$ 33	$ -
SBA	-	-	-	-	-	36	-
Asset based	319	319	-	319	-	361	-
Total Commercial and industrial	352	352	-	352	-	430	-

Commercial real estate:
Commercial mortgages	1,321	808	473	1,281	54	1,303	19
SBA Loans	255	255	-	255	-	262	7
Religious Organizations	195	195	-	195	-	273	-
Total Commercial real estate	1,771	1,258	473	1,731	54	1,838	26

Total Loans	$ 2,123	$ 1,610	$ 473	$ 2,083	$ 54	$ 2,268	$ 26

Year-end 2015 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$ 818	$ 353	$ -	$ 353	$ -	$ 446	$ -
SBA loans	46	-	46	46	-	38	2
Asset-based	40	40	-	40	-	54	2
Total Commercial and industrial	904	393	46	439	-	538	4

Commercial real estate:
Commercial mortgages	1,334	810	524	1,334	91	579	9
SBA Loans	271	271	-	271	-	161	2
Religious Organizations	471	471	-	471	-	630	2
Total Commercial real estate	2,076	1,552	524	2,076	91	1,370	13

Total Loans	$ 2,980	$ 1,945	$ 570	$ 2,515	$ 91	$ 1,908	$ 17

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

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

•Risk ratings of “6” are assigned to ‘Substandard” loans which are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets must have a well-defined weakness. They are characterized by the distinct possibility that some loss is possible if the deficiencies are not corrected. The borrower’s recent performance indicated an inability to repay the debt, even if restructured. Primary source of repayment is gone or severely impaired and the Bank may have to rely upon the secondary source. Secondary sources of repayment (e.g., guarantors and collateral) should be adequate for a full recovery. Flaws in documentation may leave the bank in a subordinated or unsecured position when the collateral is needed for the repayment.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

For consumer and residential mortgage loans, management uses performing versus nonperforming as the best indicator of credit quality.  Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to contractual terms is in doubt as well as loans that are 90 days or more past due and have not been placed on nonaccrual.  These credit quality indicators are updated on an ongoing basis.  A loan is placed on nonaccrual status as soon as management believes there is doubt as to the ultimate ability to collect interest on a loan.

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans, December 31, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 260	$ 331	$ 9	$ 38	$ 252	$ -	$ 891
SBA loans	-	-	-	-	-	-	-
Asset-based	-	742	198	-	243	76	1,259
	260	1,073	207	38	495	76	2,149
Commercial real estate:
Commercial mortgages	-	8,193	1,375	537	1,059	221	11,385
SBA Loans	-	2	-	160	93	-	255
Construction	-	542	-	-	-	-	515
Religious organizations	49	8,201	751	109	196	-	9,306
	49	16,938	2,126	806	1,348	221	21,488

Total commercial loans	$ 309	$ 18,011	$ 2,333	$ 844	$ 1,843	$ 297	$ 23,637

		Residential Mortgage and Consumer Loans December 31, 2016

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 301	$ 498	$ 799
Home equity line of credit	19	-	19
1-4 family residential mortgages	1,339	75	1,414
	1,659	573	2,232

Consumer Other:
Student loans	794	61	855
Other	110	1	111
	904	62	966

Total consumer loans	$ 2,563	$ 635	$ 3,198

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

(In 000's)			Commercial Loans, December 31, 2015
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 285	$ 922	$ 16	$ 58	$ 254	$ -	$ 1,535
SBA loans	-	-	-	-	40	-	40
Asset-based	-	900	222	-	289	76	1,487
	285	1,822	238	58	583	76	3,062
Commercial real estate:
Commercial mortgages	-	10,689	1,098	613	1,151	223	13,774
SBA Loans	-	82	-	-	271	-	353
Construction	-	2,175	-	-	-	-	2,175
Religious organizations	-	7,624	1,131	886	471	-	10,112
	-	20,570	2,229	1,499	1,893	223	26,414

Total commercial loans	$ 285	$ 22,393	$ 2,467	$ 1,557	$ 2,476	$ 299	$ 29,476

		Residential Mortgage and Consumer Loans December 31, 2015
	- Performing/Nonperforming
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 539	$ 358	$ 897
Home equity line of credit	20	-	20
1-4 family residential mortgages	1,795	129	1,924
	2,354	487	2,841

Consumer Other:
Student loans	1,081	-	1,081
Other	121	-	121
	1,202	-	1,202

Total consumer loans	$ 3,556	$ 487	$ 4,043

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

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

All of these factors may be susceptible to significant change.  During 2016, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has not experienced losses or charge-offs.  Also, because the Bank is generally not originating commercial and industrial loans, the growth/volume trend factor was reduced. In general, because of the improving economy, the economic conditions factor was reduced for all categories of loans. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2016 and 2015 is as follows:

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

(in 000's)		Year to Date ended December 31, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Unallocated	Total
Beginning balance	$ 151	$ 250	$ 8	$ 9	$ -	$ -	$ 418
Provision for possible loan losses	(87)	(30)	15	1	$ (101)	32	(69)

Charge-offs	-	(41)	(22)	(5)	-	-	(68)
Recoveries	4	-	9	6	-	-	19
Net charge-offs	4	(41)	(13)	1	-	-	(49)

Ending balance	$ 68	$ 179	$ 10	$ 11	$ (101)	$ 32	$ 300

(in 000's)		Year to Date ended December31,2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Unallocated	Total
Beginning balance	$ 403	$ 300	$ 20	$ 12	$ -	$ -	$ 735
Provision for possible loan losses	3	(47)	(18)	(6)	-	-	(68)

Charge-offs	(259)	(3)	-	(17)	-	-	(279)
Recoveries	4		6	20	-	-	30
Net charge-offs	(255)	(3)	6	3	-	-	(249)

Ending balance	$ 151	$ 250	$ 8	$ 9	$ -	$ -	$ 418

(in 000's)		Year to Date ended December31,2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Unallocated	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$ -	$ 54	$ -	$ -	$ -	$ -	$ 54
Loans collectively evaluated for impairment	68	125	10	11		32	246
	$ 68	$ 179	$ 10	$ 11	$ -	$ 32	$ 300

Loans, ending balance:
Loans indivdually evaluated for impairment	$ 352	$ 1,731	$ -	$ -	$ -	$ -	$ 2,083
Loans collectively evaluated for impairment	1,797	19,757	2,232	966		$ -	24,752
Total	$ 2,149	$ 21,488	$ 2,232	$ 966	$ -	$ -	$ 26,835

(in 000's)		Year to Date ended December31,2015
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Unallocated	Total

Period-end amount allocated to:

Loans indivdually evaluated for impairment	$ 9	$ 47	$ -	$ -	$ -	$ -	$ 56
Loans collectively evaluated for impairment	167	164	22	9		-	362
	$ 176	$ 211	$ 22	$ 9	$ -	$ -	$ 418

Loans, ending balance:
Loans indivdually evaluated for impairment	$ 439	$ 2,076	$ -	$ -	$ -	$ -	$ 2,515
Loans collectively evaluated for impairment	2,623	24,338	2,841	1,202		0	31,004
Total	$ 3,062	$ 26,414	$ 2,841	$ 1,202	$ -	$ -	$ 33,519

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2016 and 2015 met the criteria of a TDR.  In addition, the Company had no loans classified as TDRs at December 31, 2016 and 2015.

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2016	2015

Leasehold improvements	10-15 years	$ 832	$ 788
Furniture and equipment	3- 7 years	1,332	1,297
		2,164	2,085
Less accumulated depreciation		(1,784)	(1,592)
		$ 380	$ 493

Depreciation expense on fixed assets totaled $190,334 and $177,987 for the years ended December 31, 2016 and 2015, respectively.

The Bank leases its facilities and certain equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2016 and 2015 was $471,540 and $481,721, respectively. Future minimum lease payments under operating leases are as follows:

(In 000’s)

Year ending December 31,	Operating leases
2017	$ 481
2018	492
2019	488
2020	412
2021	420
Thereafter	549

Total minimum lease payments	$2,842

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

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

The following schedule reflects the components of other real estate owned at December 31, 2016 and 2015:

(in 000’s)	2016	2015	2013
Commercial real estate	$ 298	$ 297	$ 191
Residential real estate	149	183	242
Total	$ 447	$ 480	$ 433

A summary of the change in other real estate owned follows:

(in 000’s)	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning Balance	$ 480	$ 564
Additions, transfers from loans	-	148
Sales	(33)	(271)
	496	441
Write-ups (write-downs)	-	39
Ending Balance	$ 447	$ 480

The following table details the components of net expense of other real estate owned.

(in 000’s)	Year ended December 31, 2016	Year ended December 31, 2015
Insurance	$ 23	$ 15
Legal fees	16	-
Foreclosure fees	56	-
Professional fees	4	-
Real estate taxes	21	14
Utilities	2	3
Transfer-in write-up	-	(88)
Impairment charges	-	49
Other	4	18
Total	$ 126	$ 11

7.  DEPOSITS

At December 31, 2016, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2017	$ 9,329
	2018	881
	2019	57
	2020	42
	2021	57
	Thereafter	46

		$ 10,411

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

The Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $2.5 million at December 31, 2016.  Total deposits in excess of $250,000 totaled $12,150,000 and $6,753,000 at December 31, 2016 and 2015,   respectively.  Additionally, deposits held by related parties totaled $314,000 at December 31, 2016.

8.   BORROWINGS

At December 31, 2016, the Bank has the ability to borrow up to $700,000 on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $750,000 in securities pledged.  As of December 31, 2016 and 2015, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2016, the Bank has net operating loss carry forwards of approximately $10,523,000 for income tax purposes that expire in 2021 through 2035.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $3,914,233 and $3,934,024 as of December 31, 2016 and 2015, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

	December 31,
(in 000’s)	2016	2015

Deferred tax assets(liabilities):
Provision for loan losses	$ 36	$ 46
Unrealized (loss) gain on investment securities	(32)	10
Depreciation	(36)	(36)
Net operating carryforwards	3,578	3,538
Other, net	326	386
Valuation allowance for deferred tax assets	(3,904)	(3,934)
Net deferred tax assets	$ (32)	$ 10

	2016	2015

Effective rate reconciliation:
Tax at statutory rate (34%)	$ 8	$ (168)
Nondeductible expenses	9	8
Increase in valuation allowance	(31)	160
True-up of NOL	3	-
Other	11	-
Total tax expense	$ -	$ -

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

At December 31, 2016 and 2015, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and the ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2013.

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

A summary of the Bank’s financial instrument commitments is as follows:

	2016	2015

Commitments to extend credit	$3,784,000	$5,903,000
Outstanding letters of credit	317,000	333,000

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

December 31, 2016 and 2015

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

Level 1 Inputs

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

Level 3 Inputs

•Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

Loans Held for Sale. Fair values are estimated by using actual quoted market bids for similar loans sold in active markets on or near the valuation date on a loan by loan basis.

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs	Significant Unobservable Inputs
	31-Dec-16		(Level 2)	(Level 3)
Investment securities
available-for-sale:
U.S. Government agency securities	$2,268	$ -	$2,268	$ -

Government Sponsored Enterprises residential mortgage-backed securities	3,180	-	3,180
				-
Money Market Funds	130	130	-
Total	$5,578	$130	$5,448	-

Loans held for sale	$7,794	$ -	$7,794	$4,207

Loans held at fair value	$4,207	$ -	$ -	$313

Servicing asset	$313	$ -	$ -

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities
available-for-sale:
U.S. Government agency securities	$3,662	$ -	$3,662	$ -

Government Sponsored Enterprises residential mortgage-backed securities	3,780		3,780	-

Money Market Funds	130	130	-	-

Total	$7,572	$130	$7,442	-

Loans held for sale	$3,261	$ -	$3,261	$2,459

Loans held at fair value	$2,459	$ -	$ -	$200

Servicing asset	$200	$ -	$ -

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

As of December 31, 2016 and 2015, the fair value of the Bank’s available-for-sale securities portfolio was approximately $5,578,000 and $7,572,000 respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and model-based valuation techniques for which the significant assumptions can be corroborated by market data. There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2016 or 2015.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected loss rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	December 31, 2016 Fair value	December 31, 2015 Fair value	Principal valuation techniques	Significant observable inputs	December 31, 2016 Range of inputs	December 31, 2015 Range of inputs
Loans held at fair value:	$4,207	$2,459	Discounted cash flow	Constant prepayment rate	7.53% to 9.62%	7.10% to 9.88%
				Weighted average life	3.05 yrs. to 9.95 yrs.	3.40 yrs. to 8.78 yrs.
				Discount rate	8.11% to 10.58%	7.76% to 9.94%
				Projected default rate	0.77% to 6.64%	1.15% to 5.88%

         (in 000’s)

Assets measured at fair value	December 31, 2016 Fair value	December 31, 2015 Fair Value	Principal valuation techniques	Significant observable inputs	December 31, 2016 Range of inputs	December 31, 2015 Range of inputs
Servicing asset	$313	$ 200	Discounted cash flow	Constant prepayment rate	4.89% to 9.96%	6.57% to 10.27%
				Weighted average life	3.05 yrs. to 9.70 yrs.	3.40 yrs. to 8.78 yrs.
				Weighted average discount rate	10.50% to 15.31%	11.94 % to 16.23%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

Loans Held at Fair Value:

(in 000’s)	2016	2015
Balance at December 31,	$ 2,459	$ 629
Origination of loans	2,068	2,017
Principal repayments	(324)	(185)
Change in fair value	4	(2)
Balance at December 31,	$4,207	$ 2,459

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

Servicing Asset:

(in 000’s)	2016	2015
Balance at December 31,	$ 200	$ 47
Additions related to new loan originations	160	160
Change in fair value	(47)	(7)
Balance at December 31,	$313	$ 200

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans (net of specific reserves):  The carrying value of certain impaired loans is derived in accordance with FASB ASC Topic 310, “Receivables”.  Impairment is determined based on the loan’s observable market price (appraisal) or the fair value of the collateral if the loan is collateral dependent. The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.

Other real estate owned:  Other real estate owned is carried at the lower of cost or fair value, which is measured at the foreclosure date. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level 2 measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as Level 3 measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.  There was no valuation allowance for OREO at December 31, 2016 and 2015.

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2016, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2016.

Carrying Value at December 31, 2016:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2016
Impaired Loans	$418	-	--	$418	$ -
Other real estate owned	$ 447	-	-	$ 447	$ -

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2015, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2015.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

Carrying Value at December 31, 2015:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2015
Impaired Loans	$2,424	-	-	$2,424	$ -
Other real estate owned	$ 480	-	-	$ 480	$ 39

Fair Value of Financial Instruments

FASB ASC Topic 825 “Disclosure About Fair Value of Financial Instruments”, requires the disclosure of the fair value of financial instruments.  The methodology for estimating the fair value of financial assets that are measured on a recurring or non-recurring basis are discussed above.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for other financial instruments:

Cash and cash equivalents, accrued interest receivable, and accrued interest payable: The carrying amounts reported in the balance sheet approximates fair value.

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and nonperformance risk.  Prepayments and discount rates were based on current marketplace estimates and rates.

Impaired Loans (net of specific reserves):  The carrying value of certain impaired loans is based on the loan’s observable market price (appraisal) or the fair value of the collateral if the loan is collateral dependent.  The valuation allowance for impaired loans is adjusted as necessary based on changes in the value of collateral as well as the cost of liquidation.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

The fair value of financial instruments at year-end are presented below:

 (in 000’s)

	Level in	2016		2015
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$7,803	$7,803	$10,782	$10,782
Available for sale securities	(1)	5,578	5,578	7,572	7,572
Loans held for sale	Level 2	7,794	7,794	3,261	3,261
Loans held at fair value	Level 3	4,207	4,207	2,459	2,459
Loans, net of allowance for loan losses	(2)	26,296	26,617	33,101	33,082
Servicing asset	Level 3	313	313	200	200
Interest receivable	Level 1	141	141	175	175
Liabilities:
Demand deposits	Level 1	28,497	28,497	30,022	30,022
Savings deposits	Level 1	11,735	11,735	11,681	11,681
Time deposits	(3)	10,411	10,395	14,259	14,242
Interest Payable	Level 1	11	11	9	9

(1)Level 1 for money market funds; Level 2 for all other securities.

(2)Level 2 for non-impaired loans; Level 3 for impaired loans.

(3)Level 1 for variable rate instruments, Level 3 for fixed rate instruments/

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2016	2015
Assets:
Investment in United Bank of Philadelphia	$2,660	$ 2,680
Total assets	$2,660	$2,680
Shareholders’ equity:
Series A preferred stock	1	1
Common stock	8	8
Additional paid-in capital	14,753	14,753
Accumulated deficit	(12,038)	(12,063)
Net unrealized holding losses on securities available-for-sale	(64)	(19)

Total shareholders’ equity	$2,660	$2,680

Condensed Statements of Operations

Years ended December 31,
(Dollars in thousands)	2016	2015
Equity in net loss of subsidiary	$ 25	$ (495)
Net loss	$ 25	$ (495)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

Condensed Statements of Cash Flows
Years ended December 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$ 25	$ (495)
Adjustments:
Equity in net income (loss) of subsidiary	(25)	495
Net cash used in operating activities	-	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$ -	$ -

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

The most recent notification as of December 31, 2016, from the FDIC and PADOB categorized the Bank as “adequately capitalized” under the regulatory framework for prompt and corrective action due to the Consent Orders described below.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

The Company and the Bank’s actual capital amounts and ratios are as follow as of December 31, 2016:

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

(In 000’s)	Actual		Minimum to be Well Capitalized		Minimum to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$2,897	9.08%	N/A
Bank	2,897	9.08	3,190	10.00%	$2,552	8.00%
Tier I capital to risk weighted assets
Company	2,597	8.14	N/A
Bank	2,597	8.14	2,074	8.00%	$1,914	6.00%
Common equity Tier I capital to risk weighted assets
Company	2,597	8.14	N/A
Bank	2,597	8.14	2,074	6.50%	$1,436	4.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,597	4.82	N/A
Bank	2,597	4.82	2,692	5.00%	$2,154	4.00%
Tangible common equity to tangible assets
Company	2,597	4.82	N/A	N/A	N/A	N/A
Bank	2,597	4.82	N/A	N/A	N/A	N/A

The Company and the Bank’s actual capital amounts and ratios are as follow as of December 31, 2015:

(In 000’s)	Actual		Minimum to be Well Capitalized		Minimum to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,081	8.50%	N/A
Bank	3,081	8.50	$3,623	10.00%	$2,898	8.00%
Tier I capital to risk weighted assets
Company	2,663	7.35	N/A
Bank	2,663	7.35	$2,899	8.00%	$2,173	6.00%
Common equity Tier I capital to risk weighted assets
Company	2,663	7.35	N/A
Bank	2,663	7.35	$2,355	6.50%	$1,630	4.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,663	4.57	N/A
Bank	2,663	4.57	$2,915	5.00%	$2,332	4.00%
Tangible common equity to tangible assets
Company	2,663	4.52	N/A	N/A	N/A	N/A
Bank	2,663	4.52	N/A	N/A	N/A	N/A

On April 25, 2018, the Bank entered into stipulations consenting to the issuance of amended and restated Consent Orders with the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (“Department”) which serve as a prescriptive Restoration Plan providing benchmarks for capital, earnings and asset quality. The material terms of the Consent Orders are identical.  The requirements and status of items included in the Orders are as follows:

The Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders. The Board of Directors is optimistic about the Bank’s ability to achieve the requirements as stated.  These Orders represent a more tailored approach by regulators to strengthen and preserve minority-owned financial institutions like United Bank of Philadelphia.  The priority for the

Board of Directors and management is to promptly comply with the Order.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

•Increase participation of the Bank’s board of directors in the Bank’s affairs by having the board assume full responsibility for approving the Bank’s policies and objectives and for supervising the Bank’s management;

•Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers. Add two additional board members with banking experience.

•Complete audited financial statements for 2016, 2017, and 2018.

•Formulate and implement a Restoration/Strategic Plan to increase profitability reduce expenses and improve operating performance and related ratios.

•Develop and implement a Strategic Plan for each year during which the orders are in effect, to be revised Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, by September 2019;

•Formulate a written plan to improve asset quality and reduce the Bank’s risk positions in  assets classified as “Doubtful” or “Substandard” at its regulatory examination;

•Eliminate all assets classified as “Loss” at its current regulatory examination;

•Refrain from accepting any brokered deposits;

•Refrain from paying cash dividends without prior approval of the FDIC and the Department;

•Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders.

As of December 31, 2016, the Bank’s tier one leverage capital ratio was 4.82% and its total risk based capital ratio was 9.08%. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The Bank has increased the participation of the Bank’s Board of Directors in the Bank’s affairs and has established an oversight committee of the Board of Directors of the Bank with the responsibility to insure the Bank’s compliance with the Consent Orders.  Management has developed the written plans and policies required by the Consent Orders and will continue to endeavor to comply with the terms and conditions of the Orders.

14.  COMMITMENTS AND CONTINGENCIES

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

15.  SUBSEQUENT EVENTS

In 2016, correspondence was sent to financial institutions in the region to encourage them to consider an investment for CRA credit. In March 2017, the Bank received a preferred stock investment from Fulton Financial totaling $675,000.   As a result of this preferred stock investment, the Bank’s Tier 1 capital improved to 5.53% at March 31, 2017. In addition, in April 2019, the bank received an economic stimulus grant from the City of Philadelphia which improved its Tier I leverage capital ratio to 7.80%. Under PCA standards, the Bank is considered “well capitalized”.

16.  EARNINGS PER SHARE COMPUTATION

Net income (loss) per common share is calculated as follows:

	Year ended December 31, 2016
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$ 24,537
Basic EPS
Income attributable to common stockholders	$ 24,537	826,921	$ 0.03
Diluted EPS
Income attributable to common stockholders	$ 24,537	826,921	$ 0.03

	Year ended December 31, 2015
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$ (494,775)
Basic EPS
Loss attributable to common stockholders	$ (494,775)	863,999	$ (0.57)
Diluted EPS
Loss attributable to common stockholders	$ (494,775)	863,999	$ (0.57)

There were no common stock equivalents for the years December 31, 2016 and 2015.

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the company’s consolidated results of operations during 2016 and 2015, on a quarterly basis:

     (Dollars in thousands)

	2016
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 614	$ 642	$ 737	$593
Interest expense	17	17	16	16
Net interest income	597	625	721	577
Provision (credit) for loan losses	(19)	(45)	30	(35)
Net interest after provision for loan losses	616	670	691	612
Noninterest income	538	392	705	288
Noninterest expense	1,146	1,162	1,080	1,099
Net income (loss)	$ 8	$(100)	$ 316	$ (199)
Basic income (loss) per common share	$ 0.01	$ (0.12)	$0.38	$ (0.24)
Diluted income (loss) per common share	$ 0.01	$ (0.12)	$0.38	$ (0.24)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2016 and 2015

     (Dollars in thousands)

	2015
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 609	$ 636	$ 630	$712
Interest expense	17	17	17	18
Net interest income	592	619	613	694
Provision (credit) for loan losses	(51)	83	(40)	(60)
Net interest after provision for loan losses	643	536	653	754
Noninterest income	420	334	307	336
Noninterest expense	1,245	1,080	1,078	1,075
Net income (loss)	$ (182)	$ (210)	$ (118)	$ 15
Basic income (loss) per common share	$ (0.21)	$ (0.24)	$(0.13)	$ 0.01
Diluted income (loss) per common share	$ (0.21)	$ (0.24)	$(0.13)	$ 0.01

Commission File No. 0-25976

SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

UNITED BANCSHARES, INC.

EXHIBITS

EXHIBIT (31.1)

EXHIBIT (31.2)

EXHIBIT (32.1)(A)

EXHIBIT (32.2) (B)