Form 10-K/A
period 2016-12-31
UNITED BANCSHARES INC /PA
filed 2020-02-10
CIK 944792

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

As of February 10, 2020, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 have been designated as Series B Preferred stock of which 99,342 and 1,350 shares, respectively, are issued as of February 10, 2020.

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on December 23, 2019 is to furnish Exhibit 101 to the Form 10-K which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-K. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished with the original filing.

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

UNITED BANCSHARES, INC
(Registrant)

February 10, 2020	/s/ Evelyn F. Smalls
Date	Evelyn F. Smalls
President and Chief Executive Officer

February 10, 2020	/s/ Brenda Hudson-Nelson
Date	Executive Vice President,
Chief Financial Officer

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (1)

32.1	Section 1350 Certifications (1)

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