Form 10-Q
period 2017-03-31
UNITED BANCSHARES INC /PA
filed 2020-11-04
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes __ No_X___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes __X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 31, 2020 the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,442 and 1,850 shares are issued, respectively as of August 31, 2020.

FORM 10-Q

Index

Item No.	Page

PART I - OTHER INFORMATION4

Item 1.  Financial Statements (unaudited)4

Item 3.  Quantitative and Qualitative Disclosures about Market Risk39

Item 4.  Controls and Procedures39

PART II - OTHER INFORMATION40

Item 1. Legal Proceedings.40

Item 1A. Risk Factors.40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.40

Item 3.  Defaults Upon Senior Securities.40

Item 4. Mine Safety Disclosures.40

Item 5.  Other Information.40

Item 6.  Exhibits.41

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	March 31, 2017	December 31, 2016
Cash and due from banks	$2,068,218	$2,262,491
Interest-bearing deposits with banks	311,500	311,340
Federal funds sold	7,415,000	5,229,000
Cash and cash equivalents	9,794,718	7,802,831

Investment securities available-for-sale, at fair value	5,457,863	5,578,159

Loans held for sale	7,645,682	7,793,785

Loans held at fair value	4,303,115	4,207,338

Loans, net of unearned discounts and deferred fees	25,646,265	26,835,035
Less allowance for loan losses	(272,795)	(300,428)
Net loans	25,373,470	26,534,607
Bank premises and equipment, net	340,883	380,471
Accrued interest receivable	146,960	141,453
Other real estate owned	447,371	447,371
Servicing asset	316,720	312,814
Prepaid expenses and other assets	482,117	413,542
Total assets	$54,308,899	$53,612,371
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$15,624,078	$14,797,174
Demand deposits, interest-bearing	13,693,967	13,699,578
Savings deposits	12,129,738	11,734,512
Time deposits, under $250,000	5,109,448	6,407,391
Time deposits, $250,000 and over	4,312,629	4,003,511
Total deposits	50,869,860	50,642,166
Accrued interest payable	10,886	10,997
Accrued expenses and other liabilities	286,092	299,293
Total liabilities	51,166,838	50,952,456

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding at March 31, 2017 and December 31, 2016	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,350 issued and outstanding at March 31, 2017	13	-
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at March 31, 2017 and December 31, 2016	8,269	8,269
Additional paid-in-capital	15,427,631	14,752,644
Accumulated deficit	(12,240,902)	(12,038,281)
Accumulated other comprehensive loss	(53,943)	(63,710)
Total shareholders’ equity	3,142,061	2,659,915
Total liabilities and shareholders’ equity	$54,308,899	$53,612,371

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Interest income:
Interest and fees on loans	$ 588,776	$ 539,305
Interest on investment securities	31,757	44,253
Interest on federal funds sold	12,659	9,642
Interest on time deposits with other banks	181	119
Total interest income	633,373	593,319

Interest expense:
Interest on time deposits	9,168	8,504
Interest on demand deposits	6,178	6,112
Interest on savings deposits	1,451	1,418
Total interest expense	16,797	16,034
Net interest income	616,576	577,285
Credit to provision for loan losses	(30,000)	(35,000)

Net interest income after provision for loan losses	646,576	612,285

Noninterest income:
Customer service fees	95,739	85,855
ATM fee income	31,102	26,720
Gain on sale of loans	60,458	212,559
Net change in fair value of financial instruments	25,659	(72,062)
Loss on sale of other real estate	-	(2,495)
Other income	27,594	37,674
Total noninterest income	240,552	288,251

Noninterest expense:
Salaries, wages and employee benefits	399,820	391,940
Occupancy and equipment	254,127	238,156
Office operations and supplies	80,256	83,300
Marketing and public relations	4,500	16,395
Professional services	49,740	73,158
Data processing	98,883	108,748
Other real estate expense	20,594	13,632
Loan and collection costs	46,590	28,402
Deposit insurance assessments	22,000	34,200
Other operating	113,239	111,586
Total noninterest expense	1,089,749	1,099,517
Net loss before income taxes	($202,621)	(198,981)
Provision for income taxes	-	-
Net loss	$(202,621)	$ (198,981)
Net loss per common share—basic and diluted	$ (0.25)	$ (0.24)
Weighted average number of common shares outstanding	826,921	826,921
Comprehensive loss:
Net loss	$(202,621)	$ (198,981)
Unrealized gains on available for sale securities, net of taxes	9,767	63,947
Total comprehensive loss	$(192,854)	$ (135,034)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2017

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$ 993	-	$ -	826,921	$ 8,269	$14,752,644	$(12,038,281)	$ (63,710)	$ 2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock		-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	$ 993	1,350	$ 13	826,921	$ 8,269	$ 15,427,631	$ (12,240,902)	$ (53,943)	$ 3,142,061

Three Months Ended March 31, 2016

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (12,062,818)	$ (19,326)	$ 2,679,762
Net loss	-	-	-	-	-	-	-	(198,981)	-	(198,981)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	63,947	63,947
Balance at March 31, 2016	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (12,261,799)	$ 44,621	$ 2,544,728

See accompanying notes to the consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

	2017	2016

Cash flows from operating activities:
Net loss	$ (202,621)	$ (198,981)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Credit to provision for loan losses	(30,000)	(35,000)
Amortization of premiums on investments	2,623	3,384
Loss on disposition of other real estate	-	2,495
Amortization of servicing asset	8,063	4,562
Depreciation on fixed assets	46,526	45,964
Net change in fair value of financial instruments	(25,659)	72,062
Gain on sale of loans	(60,458)	(212,559)
Proceeds from the sale of loans held-for-sale	583,392	2,109,215
Loans originated for sale	(444,949)	(1,571,097)
Increase in accrued interest receivable and
other assets	(86,050)	(103,754)
(Decrease) increase in accrued interest payable and
other liabilities	(13,312)	32,479
Net cash (used in) provided by operating activities	(222,446)	148,769

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	127,767	824,696
Purchase of securities available-for-sale	(328)	(500,099)
Net decrease in loans	1,191,137	1,803,063
Proceeds from sale of other real estate	-	14,155
Purchase of bank premises and equipment	(6,938)	(24,432)
Net cash provided by investing activities	1,311,638	2,117,383

Cash flows from financing activities:
Proceeds from the sale of preferred stock	675,000	-
Net increase (decrease) in deposits	227,694	(4,379,574)
Net cash provided by (used in) financing activities	902,694	(4,379,574)
Net increase (decrease) in cash and cash equivalents	1,991,887	(2,113,422)
Cash and cash equivalents at beginning of period	7,802,831	10,782,098
Cash and cash equivalents at end of period	$ 9,794,718	$ 8,668,676
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 16,908	$ 13,759

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2016 when reviewing this Form 10-Q.  Because this report is based on an interim period, certain information and footnote disclosures normally included in the Annual Report on Form 10-K have been condensed or omitted. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2017 and December 31, 2016 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2017 and 2016.

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

2. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Basic:
Net loss available to common shareholders	$ (202,621)	$ (198,981)
Average common shares outstanding-basic	826,921	826,921
Net loss per share-basic	$ (0.25)	$ (0.24)
Diluted:
Average common shares-diluted	826,921	826,921
Net loss per share-diluted	$ (0.25)	$ (0.24)

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss:

Three Months Ended March 31, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (96)	$ 33	$ (63)
Unrealized gain on securities:
Unrealized holding gain arising during period	15	(5)	10
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net
Ending balance	$ (81)	$ 28	$(53)

Three Months Ended March 31, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (29)	$ 10	$ (19)
Unrealized gain on securities:
Unrealized holding gain arising during period	95	(31)	64
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive gain, net	95	(31)	64
Ending balance	$ 66	$ (21)	$ 45

4. New Authoritative Accounting Guidance

Effect of the Adoption of Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Bank has adopted this accounting standard and provided additional disclosures in Note 10.

Effect of Upcoming Accounting Standards

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The Update’s (along with subsequent amendments and clarifications in ASUs; 2015-14, 2016-08, 2016-10, 2016-11, and 2016-12) core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. ASU 2015-14 delayed the effective date of this standard to reporting periods beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate non-lease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the non-lease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (69)	$ 2,280
Government Sponsored Enterprises residential mortgage-backed securities	3,059	25	(36)	3,048
Investments in money market funds	130	-	-	130
	$ 5,538	$ 25	$ (105)	$5,458
	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,350	$ -	$ (82)	$ 2,268
Government Sponsored Enterprises residential mortgage-backed securities	3,193	25	(38)	3,180
Investments in money market funds	130	-	-	130
	$ 5,673	$ 25	$ (120)	$ 5,578

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of March 31, 2017, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,280
Government Sponsored Enterprises residential mortgage-backed securities	3,059	3,048
Total debt securities	5,408	5,328
Investments in money market funds	130	130
	$5,538	$5,458

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three months ended March 31, 2017 and 2016.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government
agency securities	7	$ 2,280	$ (69)	$ -	$ -	$ 2,280	$ (69)

Government Sponsored Enterprises residential
mortgage-backed securities	8	1,507	(36)	-	-	1,507	(36)
Total temporarily
impaired investment
Securities	15	$ 3,787	$ (105)	$ -	$ -	$ 3,787	$ (105)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses
U.S. Government
agency securities	7	$ 2,268	$ (82)	-	-	$ 2,268	$ (82)

Government Sponsored Enterprises residential
mortgage-backed securities	10	2,026	(38)	-	-	2,026	(38)
Total temporarily
impaired investment
Securities	17	$ 4,294	$ (120)	-	-	$ 4,294	$ (120)

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

As of March 31, 2017 and December 31, 2016, investment securities with a carrying value of $4,335,000 and $4,432,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	March 31, 2017	December 31, 2016
Commercial and industrial	$ 2,068	$ 2,149
Commercial real estate	20,611	21,488
Consumer real estate	2,039	2,232
Consumer loans other	928	966
Total loans	$ 25,646	$ 26,835

At March 31, 2017 and December 31, 2016, the unearned discount totaled $7,000 and $11,000 respectively, and is included in the related loan accounts.

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

All of these factors may be susceptible to significant change.  During the quarter ended March 31, 2017 the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were minimal charge-offs during the quarter. Credits to the provision for the three months ended March 31, 2017 and 2016 were primarily related to decreases in the balance of loans as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended March 31, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300
Provision (credit) for loan losses	(6)	(8)	(3)	-	(12)	(30)

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	-	1	1	-	3
Net recoveries	1	-	1	-	-	2

Ending balance	$ 63	$ 171	$ 8	$ 11	$ 20	$ 273

(in 000's)	For the Three months ended March 31, 2016
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$151	$250	$8	$9	$ -	$418
Credit for loan losses	(32)	(9)	6	-	-	(35)

Charge-offs	-	-	-	(2)	-	(2)
Recoveries	1	-	-	2	-	3
Net recoveries	1	-	-	-		1

Ending balance	$120	$241	$14	$9	$ -	$384

(in 000's)		March 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 50	$ -	$ -	$ -	$ 50
Loans collectively evaluated for impairment	63	121	8	11	20	223
	$ 63	$ 171	$ 8	$ 11	$ 20	$ 273

Loans, ending balance:
Loans individually evaluated for impairment	$ 352	$ 1,726	$ -	$ -	$ -	$ 2,078
Loans collectively evaluated for impairment	1,716	18,885	2,039	928	-	23,568
Total	$ 2,068	$ 20,611	$ 2,039	$ 928	$ -	$ 25,646

(in 000's)			December 31, 2016
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 54	$ -	$ -	$ -	$ 54
Loans collectively evaluated for impairment	68	125	10	11	32	246
	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300

Loans, ending balance:
Loans individually evaluated for impairment	$ 352	$ 1,731	$ -	$ -	$ -	$ 2,083
Loans collectively evaluated for impairment	1,797	19,757	2,232	966	-	24,752
Total	$ 2,149	$ 21,488	$ 2,232	$ 966	$ -	$ 26,835

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of March 31, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 33	$ 33	$ 850	$ 883
Asset-based	-	-	319	319	866	1,185
Total Commercial and industrial	-	-	352	352	1,716	2,068

Commercial real estate:
Commercial mortgages	398	-	1,280	1,678	9,334	11,012
SBA loans	-	-	254	254	-	254
Construction	-	-	-	-	635	635
Religious organizations	-	-	194	194	8,516	8,710
Total Commercial real estate	398	-	1,728	2,126	18,485	20,611

Consumer real estate:
Home equity loans	-	153	341	494	316	810
Home equity lines of credit	-	-	-	-	18	18
1-4 family residential mortgages	-	-	-	-	1,211	1,211
Total consumer real estate	-	153	341	494	1,545	2,039

Total real estate	398	153	2,069	2,620	20,030	22,650

Consumer and other:
Student loans	22	55	-	77	745	822
Other	-	2		2	104	106
Total consumer and other	22	57	-	79	849	928

Total loans	$ 420	$ 210	$ 2,421	$ 3,051	$ 22,595	25,646

An age analysis of past due loans, segregated by class of loans, as of December 31, 2016 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 33	$ 33	$ 857	$ 890
Asset-based	27	243	75	345	914	1,259
Total Commercial and industrial	27	243	108	378	1.771	2,149

Commercial real estate:
Commercial mortgages	-	11	1,270	1,281	10,104	11,385
SBA loans	-	162	93	255	-	255
Construction	-	-	-	-	542	542
Religious organizations	110	-	196	306	9,000	9,306
Total Commercial real estate	110	173	1,559	1,842	19,646	21,488

Consumer real estate:
Home equity loans	-	153	345	498	301	799
Home equity lines of credit	-	-	-	-	19	19
1-4 family residential mortgages	59	-	75	134	1,280	1,414
Total consumer real estate	59	153	420	632	1,600	2,232

Total real estate	169	326	1,979	2,474	21,246	23,720

Consumer and other:
Student loans	38	61	-	99	756	855
Other	-	1	-	1	110	111
Total consumer and other	38	62	-	100	866	966

Total loans	$ 234	$ 631	$ 2,087	$ 2,952	$ 23,883	$ 26,835

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans March 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$ 260	$ 315	$ 7	$ 35	$ 266	$ -	$ 883
Asset-based	-	741	125	-	243	76	1,185
	260	1,056	132	35	509	76	2,068
Commercial real estate:
Commercial mortgages	-	7,789	1,421	522	1,059	221	11,012
SBA Loans	-	-	-	-	254	-	254
Construction	-	635	-	-	-	-	635
Religious organizations	18	5,751	2,520	227	194	-	8,710
	18	14,175	3,941	749	1,507	221	20,611

Total commercial loans	$ 278	$ 15,231	$ 4,073	$ 784	$ 2,016	$ 297	$ 22,679

		Residential Mortgage and Consumer Loans March 31, 2017
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	469		341		810
Home equity line of credit	18		-		18
1-4 family residential mortgages	1,211		-		1,211
	1,698		341		2,039

Consumer Other:	-		-		-
Student loans	822		-		822
Other	106		-		106
	928		-		928

Total consumer loans	2,626		341		2,967

(In 000's)			Commercial Loans, December 31, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 260	$ 331	$ 9	$ 38	$ 252	$ -	$ 891
Asset-based	-	742	198	-	243	76	1,259
	260	1,073	207	38	495	76	2,149
Commercial real estate:
Commercial mortgages	-	8,193	1,375	537	1,059	221	11,385
SBA Loans	-	2	-	160	93	-	255
Construction	-	542	-	-	-	-	542
Religious organizations	49	8,201	751	109	196	-	9,306
	49	16,938	2,126	806	1,348	221	21,488

Total commercial loans	$ 309	$ 18,011	$ 2,333	$ 844	$ 1,843	$ 297	$ 23,637

			Residential Mortgage and Consumer Loans December 31, 2016

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 301		$ 498	$ 799
Home equity line of credit	19		-	19
1-4 family residential mortgages	1,339		75	1,414
	1,659		573	2,232

Consumer Other:
Student loans	794		61	855
Other	110		1	111
	904		62	966

Total consumer loans	$ 2,563		$ 635	$ 3,198

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. There were no partial charge-offs during the three months ended March 31, 2017.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 33	$ 33	$ -	$ 33	$ -
Asset-based	319	319	-	319	-
Total commercial and industrial	352	352		352	-

Commercial real estate:
Commercial mortgages	1,280	807	473	1,280	50
SBA Loans	252	252	-	252	-
Religious organizations	194	194	-	194	-
Total commercial real estate	1,726	1,253	473	1,726	50

Total loans	$ 2,078	$ 1,605	$ 473	$ 2,078	$ 50

Impaired loans as of December 31, 2016 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 33	$ 33	$ -	$ 33	$ -
Asset-based	319	319	-	319	-
Total commercial and industrial	352	352	-	352	-

Commercial real estate:
Commercial mortgages	1,321	808	473	1,281	54
SBA Loans	255	255	-	255	-
Religious organizations	195	195	-	195	-
Total commercial real estate	1,771	1,258	473	1,731	54

Total loans	$2,123	$ 1,610	$ 473	$ 2,083	$ 54

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 33	$ -	$ 109	$ -
SBA loans	-	-	39	-
Asset-based	319	-	46	-
Total commercial and industrial	352	-	194	-

Commercial real estate:
Commercial mortgages	1,280	-	1,329	2
SBA loans	254	-	268	2
Religious organizations	194	-	454	-
Total commercial real estate	1,728	-	2,051	4

Total loans	$ 2,080	$ -	$ 2,245	$ 4

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2017 and December 31, 2016.

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

(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Beginning balance	$ 447	$ 480
Additions, transfers from loans	-	-
Sales	-	(17)
	447	463
Write-ups (Write-downs)	-	-
Ending Balance	$ 447	$ 463

There were no loans in the process of foreclosure at March 31, 2017 and December 31, 2016.

The following schedule reflects the components of other real estate owned:

(in 000's)	March 31, 2017	December 31, 2016
Commercial real estate	$ 298	$ 298
Residential real estate	149	149
Total	$ 447	$ 447

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2017	March 31, 2016
Insurance	$ 4	$ 4
Professional fees	5	4
Real estate taxes	3	6
Maintenance	9	-
Utilities	-	-
Transfer-in write-up	-	-
Impairment charges (net)	-	-
Total	$ 21	$ 14

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,280	$ -	$ 2,280	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,048	-	3,048	-
Money market funds	130	130	-	-
Total	$ 5,458	$ 130	$ 5,328	$ -
Loans held for sale	$ 7,646	$ -	$7,646	$ -
Loans held at fair value	$ 4,303	$ -	$ -	$ 4,303
Servicing asset	$ 317	$ -	$ -	$ 317

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,268	$ -	$ 2,268	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,180	-	3,180	-
Money market funds	130	130	-	-
Total	$ 5,578	$ 130	$ 5,448	$ -
Loans held for sale	$ 7,794	$ -	$ 7,794	$ -
Loans held at fair value	$ 4,207	$ -	$ -	$ 4,207
Servicing asset	$ 313	$ -	$ -	$ 313

The fair value of the Bank’s AFS securities portfolio was approximately $5,458,000 and $5,578,000 at March 31, 2017 and December 31, 2016, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended March 31, 2017 and 2016.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	March 31, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2017 Range of inputs	December 31, 2016 Range of inputs
Loans held at fair value:	$4,303	$ 4,207	Discounted cash flow	Constant prepayment rate	7.61% to 9.48%	7.53% to 9.62%
				Weighted average discount rate	8.38% to 10.84%	8.11% to 10.58%
				Weighted average life	2.98 yrs to 9.93 yrs	3.05 yrs to 9.95 yrs
				Projected default rate	0.70% to 6.82%	0.77% to 6.64%

(in 000’s)

Assets measured at fair value	March 31, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2017 Range of inputs	December 31, 2016 Range of inputs
Servicing asset	$317	$ 313	Discounted cash flow	Constant prepayment rate	5.27% to 9.52%	4.89% to 9.96%
				Weighted average discount rate	10.81% to 15.17%	10.50 % to 15.31%
				Weighted average life	3.01 yrs to 9.71 yrs	3.05 yrs to 9.70 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2016	$ 4,207	$ 313
Origination of loans/additions	122	10
Principal repayments/amortization	(52)	(8)
Change in fair value of financial instruments	26	2
Balance at March 31, 2017	$ 4,303	$317

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2017 and December 31, 2016, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2017 and year ended December 31, 2016.

Carrying Value at March 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 3 months ended
Impaired loans	$ 424	$ -	$ -	$ 471	$ -
Other real estate owned (“OREO”)	$ 447	$ -	$ -	$ 447	$ -

Carrying Value at December 31, 2016:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$ 418	$ -	$ -	$ 418	$ -
Other real estate owned (“OREO”)	$ 447	$ -	$ -	$ 447	$ -

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At March 31, 2017 and December 31, 2016, the fair values shown above exclude estimated selling costs of $48,000.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments not carried at fair value:

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		March 31, 2017		December 31, 2016
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 9,795	$ 9,975	$ 7,803	$ 7,803
Loans, net of allowance for loan losses	(1)	25,373	25,567	26,296	26,617
Servicing asset	Level 3	317	317	313	313
Accrued interest receivable	Level 1	147	147	141	141
Liabilities:
Demand deposits	Level 1	29,318	29,318	28,497	28,497
Savings deposits	Level 1	12,130	12,130	11,735	11,735
Time deposits	(2)	9,422	9,412	10,411	10,395
Accrued interest payable	Level 1	11	11	11	11

(1)Level 2 for non-impaired loans; Level 3 for impaired loans.

(2)Level 1 for variable rate instruments, level 3 for fixed rate instruments.

9. Regulatory

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

The Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business.  The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions.  Customer deposits remain fully insured to the highest limits set by the FDIC.  The FDIC and the Department did not impose or recommend any monetary penalties in connection with the Consent Orders. The Board of Directors is optimistic about the Bank’s ability to achieve the requirements as stated.  These Orders represent a more tailored approach by regulators to strengthen and preserve minority-owned financial institutions like United Bank of Philadelphia.  The priority for the Board of Directors and management is to comply with the Order promptly. The requirements of the Orders are as follows:

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

As of March 31, 2017 and December 31, 2016, the Bank’s tier one leverage capital ratio was 5.53% and 4.82%, respectively, and its total risk based capital ratio was 9.74% and 9.08%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

1.Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

2.External equity investments--In March 2017 and September 2017, the Company received external investments of $675,000 and $250,000, respectively, from other financial institutions. External capital investments will continue to be sought.

As a result of the above actions, management believes that the Bank has and will continue to attempt to comply with the terms and conditions of the Orders.

10.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $203,000 for the quarter ended March 31, 2017 and approximately $199,000 for the same quarter in 2016, additionally, the Company reported net income of $25,000 for the year ended 2016 and a net loss of $495,000 for the year ended 2015.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk based capital ratio to 12.50%.  As of March 31, 2017, the Bank’s tier one leverage capital ratio was 5.53% and its total risk based capital ratio was 9.74%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•Increase earnings:  Core profitability is essential to stop the erosion of capital.  Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the projected recovery of SBA loan fair value write-downs and other cost reduction strategies.

•Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified potential sources of external capital projected in 2020.  This capital will be used to further strengthen the Bank’s balance sheet.

•Comply with the Consent Orders:  Management has developed a Restoration Plan to address matters outlined in the Consent Orders including strengthening management, asset quality, profitability and capital.  This plan received a “non-objection” from the Bank’s primary regulators in February 2020.  Management plans to implement the Restoration Plan in an attempt to comply with the terms and conditions of the Orders.

Based on management’s assessment of the Company’s ability to alleviate the substantial doubt about the its ability to continue as a going concern, these consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.  Subsequent Events

In September 2017, an investment of $250,000 was received from Bryn Mawr Trust.   In addition, in April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 which served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s tier one leverage capital ratio was 5.66% and its total risk based capital ratio was 11.91% which is considered “adequately capitalized” under the regulatory framework for prompt and corrective action.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

Beginning in March 2020, the onset of the COVID-19 pandemic has had an adverse economic effect on a global, national, and local level. Following the outbreak, market interest rates have declined significantly as the 10-year Treasury bond fell below 1.00% in early March 2020 which could lead to a reduction in the Bank’s net interest margin.  In addition, this event may adversely affect asset quality related to the Company’s small business loan customers that have been affected by a reduction in their business operations because of government imposed restrictions.  As a result, the Company has deferred loan payments as necessary for those customers that have been impacted by the pandemic.  The pandemic has also impacted the way that the Company is conducting business. Since notice of the pandemic, the Company has temporarily closed its Center City branch office and consolidated all customer service activity at its Progress Plaza branch.  In addition, the Company has maintained limited on site presence of 4 employees or less in the Lending Department while all other employees work remotely in an effort to slow the spread of the pandemic. The full extent of the effect of the pandemic is not yet known.

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $2.8 million of this grant was recorded as contributed capital and $617,000 was recorded as deferred revenue.  The deferred revenue portion of the grant  was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio. At September 30, 2020, the Bank’s tier one leverage capital ratio was 10.46% and its total risk based capital ratio was 23.45% which is considered “well capitalized” under the regulatory framework for prompt and corrective action.

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

Overview

The Company reported a net loss of approximately $203,000 ($0.25 per common share) for the quarter ended March 31, 2017 compared to a net loss of approximately $199,000 ($0.24 per common share) for the same quarter in 2016. The decline in financial performance is primarily related to a reduction in the gain on sale of SBA loans compared to the same quarter in 2016. Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

•External equity investments—Potential investors will continue to be sought

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends have improved slightly with modest reduction in the Bank’s total classified assets. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan origination activity and selling the guaranteed portion in the secondary market for a gain.  Approximately $86,000 in SBA-related income was recognized for the quarter ended March 31, 2017 compared to $140,000 for the same quarter in 2016. Management is seeking to grow the SBA loan pipeline through relationships with feeder organizations to maximize this income.

While some expense reductions were achieved during the quarter in professional services, data processing and deposit insurance, there was an increase in occupancy and loan and collection expense as the Bank works to reduce its classified assets. Management will seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s capital levels; however, the Bank’s net interest margin has remained a significant strength. To further increase the Bank’s net interest margin, management will seek to shift excess liquidity into higher yielding loans instead of investments and Federal Funds Sold while managing the cost of funds. In addition, management will continue to balance asset growth with capital adequacy requirements.

Significant Accounting Policies

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ from these estimates.

The Company considers that the determinations of the allowance for loan losses and the fair value of loans involve a higher degree of judgment and complexity than its other significant accounting policies.   The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses.   The fair value of loans depends on a variety of factors including estimates of prepayment speed, discount rates, and credit quality of the receivables. All of these factors may be susceptible to significant change.   To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The Company’s significant accounting policies are presented in Note 1 to the  Company’s audited consolidated financial statements filed as part of the 2016 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2017	Quarter ended March 31, 2016
Statement of operations information:
Net interest income	$617	$577
Credit provision for loan losses	(30)	(35)
Noninterest income	241	288
Noninterest expense	1,090	1,100
Net loss	(203)	(199)
Net loss per share-basic and diluted	(0.25)	(0.24)

Balance Sheet information:	March 31, 2017	December 31, 2016
Total assets	$54,309	$ 53,612
Net loans	25,373	26,535
Investment securities	5,458	5,578
Deposits	50,870	50,642
Shareholders' equity	3,142	2,660

Ratios*:	Quarter ended March 31, 2017	Quarter ended March 31, 2016
Return on assets	(1.43)%	(1.40)%
Return on equity	(32.26)%	(30.47)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $2.7 million, or 5.02% during the quarter ended March 31, 2017 compared to the quarter ended December 31, 2016. Average funding sources decreased approximately $1.3 million, or 2.40%, during the same quarter.

Sources and Uses of Funds Trends

( dollars in 000’s)	March 31, 2017			December 31, 2016
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$38,047	$(2,618)	(6.44)%	$40,665
Investment Securities	5,620	(291)	(4.92)	5,911
Federal funds sold	6,550	239	3.79	6,311
Balances with other banks	311	-	-	311
Total uses	$50,528	(2,670)	(5.02)	$53,198
Funding sources:
Demand deposits
Noninterest-bearing	$15,875	$ 164	1.04%	$ 15,711
Interest-bearing	13,527	(345)	(2.49)	13,872
Savings deposits	11,852	132	1.13	11,720
Time deposits	10,070	(1,213)	(10.75)	11,283
Total sources	$51,324	$(1,262)	(2.40)	$ 52,586

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $2.7 million, or 6.44%, during the quarter ended March 31, 2017. Funding activity during the quarter was generally offset by loan sales, payoffs and paydowns and proceeds from loan sales were lower than the same period in 2016.   The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $21 million, or 80%, of total loans at March 31, 2017 of which approximately $18 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2017 were approximately $8.7 million, or 42%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	March 31,	December 31,
(In 000's)	2017	2016

Commercial and industrial:
Commercial	$ 883	$ 890
Asset-based	1,185	1,259
Total commercial and industrial	2,068	2,149

Commercial real estate:

Commercial mortgages	11,012	11,385
SBA loans	254	255
Construction	635	542
Religious organizations	8,710	9,306
Total commercial real estate	20,611	21,488

Consumer real estate:
Home equity loans	810	799
Home equity lines of credit	18	19
1-4 family residential mortgages	1,211	1,414
Total consumer real estate	2,039	2,232

Total real estate	22,650	23,720

Consumer and other:
Student loans	822	855
Other	106	111
Total consumer and other	928	966
Allowance for loan losses	(273)	(300)
Loans, net	25,373	26,535

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.06% at March 31, 2017 compared to 1.12% at December 31, 2016.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,078,000 at March 31, 2017 compared to $2,083,000 at December 31, 2016. The valuation allowance associated with impaired loans was approximately $50,000 and $54,000, at March 31, 2017 and December 31, 2016, respectively. The slight decrease in impaired loans is attributable to repayment activity related to several loans. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2017 and December 31, 2016, loans to religious organizations represented approximately $195,000 of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 10.38% and 11.04% at March 31, 2017 and December 31, 2016 respectively. The percentage of nonperforming loans to total loans increased from 10.13% at December 31, 2016 to 10.25% at March 31, 2017 as a result of the reduction in total loans outstanding. Approximately 85% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2017	December 31, 2016
Commercial and industrial:
Commercial	$ 33	$ 33
Asset-based	319	75
Total commercial and industrial	352	108

Commercial real estate:
Commercial mortgages	1,280	1,270
SBA loans	252	93
Religious organizations	194	196
Total commercial real estate	1,726	1,559

Consumer real estate:
Home equity loans	341	345
1-4 family residential mortgages	-	75
Total consumer real estate	341	420

Total real estate	2,067	1,979

Total nonaccrual	2,419	2,087
Total past due 90 days and accruing	210	632
OREO	447	447
Total nonperforming assets	$ 3,076	$ 3,166

	March 31, 2017	December 31, 2016
Nonperforming loans to total loans	10.25%	10.13%
Nonperforming assets to total loans and OREO	11.79%	11.60%
Nonperforming assets to total assets	5.66%	5.90%

Allowance for loan losses as a percentage of:
Total loans	1.06%	1.12%
Total nonperforming loans	10.38%	11.04%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	March 31, 2017	December 31, 2016
Commercial and industrial:
Asset-based	$ -	$ 243
Total commercial and industrial	-	243

Commercial real estate:
Commercial mortgages	-	11
SBA loans		162
Total commercial real estate	-	173

Consumer real estate:
Home equity loans	153	153
Total consumer real estate	153	153

Consumer and other:
Student loans	55	61
Other	2	1
Total consumer and other	57	62
Total	$ 210	$ 631

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $291,000, or 4.92%, during the quarter ended March 31, 2017. The decrease was primarily related to paydowns in mortgage-backed securities.

The average yield on the investment portfolio decreased slightly to 2.28% for the quarter ended March 31, 2017 compared to 2.34% for the quarter ended March 31, 2016. The expected duration of the portfolio shortened to 2.6 years at March 31, 2017 compared to 6.14 years at December 31, 2016 as a result of market rate shifts during the year.  Amortizing GSE mortgage-backed securities approximate 56% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2017, average deposits decreased approximately $1,262,000, or 2.40%. The decrease was concentrated in interest-bearing demand deposit accounts that decreased on average by approximately $345,000, or 2.49%, and certificates of deposit that declined by approximately $1,213,000, or 10.75%, during the quarter. The decline was primarily related to the discontinuance of a Minority Depository Deposit Program with the U.S. Department of Energy in which the Bank participated.

Noninterest bearing checking account balances increased on average by $164,000, or 1.04%, during the quarter ended March 31, 2017.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.   Average savings deposits increased by approximately $132,000, or 1.13%, as a result of normal attrition.

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

(in 000’s)	March 31, 2017	December 31, 2016
Commitments to extend credit	$6,894,000	$3,526,000
Standby letters of credit	317,000	317,000

The level of commitments increased during the quarter ended March 31, 2017 as a result of the growing SBA loan pipeline. Approximately $1 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon. The remainder relates to commitments to fund SBA guaranteed loans.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2017, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $9.8 million, or 18.03% of total assets, compared to $7.8 million, or 14.55%, at December 31, 2016.  The increase is primarily related to $1.2 million in loan paydowns without replacement origination volume.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $12.6 million in loans are scheduled to mature within one year.  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association (“NBA”)will be considered a potential source.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At March 31, 2017, a positive gap position is maintained on a cumulative basis through 1 year of 14.18% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, up from the December 31, 2016 positive gap position of 9.4%. This positive gap position is caused by a high level of loans maturing and/or repricing in one to three months as well as a higher level federal funds sold.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31,

2017, the change in the market value of equity in a +200 basis point interest rate change is -22.1, within the policy limit of 25%, and -37.1% in a +400 basis point interest rate change, within the policy limit of -50%.

Capital Resources

Total shareholders’ equity increased approximately $482,000, or 18.13%, during the quarter ended March 31, 2017. The increase is attributable to a preferred stock investment of $675,000 offset by the net loss of approximately $203,000.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment.  In March 2017, the Bank received a $675,000 equity investment from a financial institution in the region.  In addition, as discussed in Note 11, the Bank received an equity investment of $250,000 from another financial institution in September   2017.  Also, in April 2019, the Bank received a grant of $2.5 million from the City of Philadelphia that flowed into retained earnings. Further, in September 2020, the Bank received a $3.4 million grant from the PA CDFI Network of which $2.8 million was recorded as contributed capital.

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

The Bank’s Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved.

At March 31, 2017, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The following table presents the capital ratios of the Company and the Bank as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,299	9.89%	N/A		$2,897	9.08%	N/A
Bank	3,249	9.74	3,335	10.00%	2,897	9.08	3,190	10.00%
Tier I capital to risk weighted assets
Company	3,026	9.07	N/A		2,597	8.14	N/A
Bank	2,976	8.92	2,668	8.00%	2,597	8.14	2,074	8.00%
Common equity Tier I capital to risk weighted assets
Company	3,026	9.07	N/A		2,597	8.14	N/A
Bank	2,976	8.92	2,168	6.50%	2,597	8.14	2,074	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,026	5.62	N/A		2,597	4.82	N/A
Bank	2,976	5.53	2,691	5.00%	2,597	4.82	2,692	5.00%
Tangible common equity to tangible assets
Company	3,026	5.62	N/A	N/A	2,597	4.82	N/A	N/A
Bank	2,976	5.53	N/A	N/A	2,597	4.82	N/A	N/A

Results of Operations

Summary

The Company reported a net loss of approximately $203,000 ($0.25 per common share) for the quarter ended March 31, 2017 compared to a net loss of approximately $199,000 ($0.24 per common share) for the same quarter in 2016. The decline in financial performance is primarily related to a reduction in SBA loan-related noninterest income. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended March 31, 2017			Three months ended March 31, 2016
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$38,047	$589	6.19%	$37,998	$539	5.67%
Investment securities	5,620	32	2.28	8,159	44	2.34
Federal funds sold	6,550	12.79		7,534	10	0.49
Interest bearing balances with other banks	311	-	-	311	-	-
Total interest-earning assets	50,528	633	5.01	54,002	593	4.39
Interest-bearing liabilities
Demand deposits	13,527	6	0.18	12,977	6	0.18
Savings deposits	11,852	1	0.07	11,531	1	0.03
Time deposits	10,070	9	0.36	12,430	9	0.29
Total interest-bearing liabilities	35,449	16	0.19	36,938	16	0.17
Net interest income		$ 617			$577
Net yield on interest-earning assets			4.88%			4.27%

*For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $40,000, or 6.72%, for the quarter ended March 31, 2017 compared to the same quarter in 2016. The increase was primarily related to an increase in the yield on loans as a result of the collection of nonaccrual interest and an increase in the volume of SBA loan originations.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2017 compared to 2016			Three months ended March 31, 2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ 1	$ 48	$ 49	$ (123)	$ -	$ (123)
Investment securities	(11)	(1)	(12)	(4)	-	(4)
Federal funds sold	(2)	4	2	7	2	9
Interest bearing balances with other banks	-	-	-	-	(1)	(1)
Total Interest-earning assets	(12)	51	39	(120)	1	(119)
Interest paid on:
Demand deposits	-	-	-	-	-	-
Savings deposits	-	-	-	-	(1)	(1)
Time deposits	(2)	2	-	(2)	1	(1)
Total interest-bearing liabilities	(2)	2	-	(2)	-	(2)
Net interest income	$ (10)	$ 49	$ 39	$ (123)	$ 6	$ (117)

For the quarter ended March 31, 2017 compared to the same period in 2016, there was a decrease in net interest income of approximately $10,000 due to changes in volume and an increase of $49,000 due to changes in rate. The prime rate increased .50% compared to the same March 31, 2016.  In addition, average loans increased by approximately $49,000 compared to the same period in 2016.

Provision for Loan Losses

There was a credit to the provision for loan losses of $30,000 and $35,000, respectively, for the quarters ended March 31, 2017 and 2016. The level of provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and the related historical loss factors. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)  In addition, there is an increasing level of SBA loans accounted for at fair value that are not included in the allowance calculation.

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income decreased approximately $48,000, or 16.55%, for the quarter ended March 31, 2017 compared to the same quarter in 2016 primarily related to a reduction in SBA-related income.

Customer service fees increased approximately $10,000, or 11.51%, for the quarter ended March 31, 2017 compared to 2016.  ATM activity fees increased by approximately $4000, or 16.40%, for the quarter ended March 31, 2017 compared to the same period in 2016. The increase is related to higher volume at several of the Bank’s ATM locations where welfare benefits are retrieved using debit cards. However, in general, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $86,000 and $140,000, respectively, for the three months ended March 31, 2017 and 2016, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The decline is related to lower loan origination volume during the quarter.  Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Other income decreased approximately $10,000 for the quarter ended March 31, 2017 compared to the same period in 2016.  The decrease is primarily related to the additional income the Bank received in 2016 because of the shortening in the period to escheat dormant accounts resulting in a significant number of accounts closed and escheated to the Commonwealth of Pennsylvania for which the Bank charged a per account administrative fee for this service.  This income did not recur in 2017.

Noninterest Expense

Salaries and benefits increased approximately $8,000, or 2.01%, for the quarter ended March 31, 2017 compared to 2016.  The increase is primarily related to a cost of living increase for Bank employees.

Occupancy and equipment expense increased approximately $16,000, or 6.71%, for the quarter ended March 31, 2017 compared to 2016. The increase for the quarter is primarily related to an increase in furniture and equipment maintenance contract expense.  In 2017, the Bank paid maintenance fees related to its loan analysis and monitoring platform.

Office operations and supplies expense decreased by approximately $3,000, or 3.65%, for the quarter ended March 31, 2017 compared to 2016 primarily because of a reduction in stationary and supplies.   In 2017, the Bank converted to a new teller platform that resulted in the need for fewer forms.

Professional services expense decreased approximately $23,000, or 32.01%, for the quarter ended March 31, 2017 compared to 2016 primarily as a result of a lower level of fees paid in relation to the Bank’s year-end audits.

Data processing expenses decreased approximately $10,000, or 9.07%, for the quarter ended March 31, 2017 compared to 2016.  The decrease is primarily related to negotiated contract price reductions in conjunction with an extension of the Bank’s core servicing contract.

Federal deposit insurance assessments increased approximately $12,000, or 35.67%, for the quarter ended March 31, 2017 compared to 2016. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses increased approximately $7,000, or 51.07%, for the quarter ended March 31, 2017compared to 2016.  The increase was primarily related to maintenance cost associated with the upkeep of foreclosed properties.

Loan and collection expenses increased approximately $18,000, or 64.04%, for the quarter ended March 31, 2017 compared to 2016 as a result of an increase in appraisal, sheriff sale and legal fees related to collection activity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2017 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of March 31, 2017 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

In June 2017, to address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that were in existence as of March 31, 2017. Additional changes will be implemented as determined necessary.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk based capital ratio to 12.50%.  As of March 31, 2017, the Bank’s tier one leverage capital ratio was 5.51% and its total risk based capital ratio was 10.11%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: November 4, 2020	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 4, 2020	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer