Form 10-Q
period 2017-06-30
UNITED BANCSHARES INC /PA
filed 2020-11-04
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2017

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

Yes ____ No__X__

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 31, 2020, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,342 and 1,850 shares are issued, respectively, as of August 31, 2020.

FORM 10-Q

Index

Item No.	Page

PART I - OTHER INFORMATION4

Item 1.  Financial Statements (unaudited)4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.32

Item 3.  Quantitative and Qualitative Disclosures about Market Risk43

Item 4.  Controls and Procedures43

PART II - OTHER INFORMATION44

Item 1. Legal Proceedings.44

Item 1A. Risk Factors.44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.44

Item 3.  Defaults Upon Senior Securities.44

Item 4. Mine Safety Disclosures.44

Item 5.  Other Information.44

Item 6.  Exhibits.44

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	June 30, 2017	December 31, 2016
Cash and due from banks	$1,875,619	$2,262,491
Interest-bearing deposits with banks	311,663	311,340
Federal funds sold	8,579,000	5,229,000
Cash and cash equivalents	10,766,282	7,802,831

Investment securities available-for-sale, at fair value	5,393,475	5,578,159

Loans held for sale	8,026,300	7,793,785

Loans held at fair value	4,486,575	4,207,338

Loans, net of unearned discounts and deferred fees	25,596,605	26,835,859
Less allowance for loan losses	(251,777)	(300,428)
Net loans	25,344,828	26,534,607
Bank premises and equipment, net	297,616	380,471
Accrued interest receivable	120,641	141,453
Other real estate owned	447,371	447,371
Servicing asset	332,016	312,814
Prepaid expenses and other assets	416,609	413,542
Total assets	$55,631,713	$53,612,371
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$17,668,000	$14,797,174
Demand deposits, interest-bearing	13,953,220	13,699,578
Savings deposits	11,820,924	11,735,512
Time deposits, under $250,000	4,889,561	6,407,391
Time deposits, $250,000 and over	4,003,737	4,003,511
Total deposits	52,335,442	50,642,166
Accrued interest payable	13,982	10,997
Accrued expenses and other liabilities	230,327	299,293
Total liabilities	52,579,751	50,952,456

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding at June 30, 2017 and December 31, 2016	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,350 issued and outstanding at June 30, 2017	13	-
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at June 30, 2017 and December 31, 2016	8,269	8,269
Additional paid-in-capital	15,427,631	14,752,644
Accumulated deficit	(12,356,199)	(12,038,281)
Accumulated other comprehensive loss	(28,745)	(63,710)
Total shareholders’ equity	3,051,962	2,659,915
Total liabilities and shareholders’ equity	$55,631,713	$53,612,371

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months ended June 30, 2017	Three Months ended June 30, 2016	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Interest income:
Interest and fees on loans	$ 528,207	$ 689,160	$ 1,116,983	$1,228,940
Interest on investment securities	30,808	40,699	62,565	84,952
Interest on federal funds sold	24,130	7,585	36,789	17,227
Interest on time deposits with other banks	191	171	372	290
Total interest income	583,336	737,615	1,216,709	1,331,409

Interest expense:
Interest on time deposits	8,586	8,852	17,754	17,356
Interest on demand deposits	6,260	5,987	12,438	12,099
Interest on savings deposits	1,478	1,398	2,929	2,816
Total interest expense	16,324	16,237	33,121	32,271
Net interest income	567,012	721,378	1,183,588	1,299,138
(Credit) provision for loan losses	(46,000)	30,000	(76,000)	(5,000)

Net interest income after provision for loan losses	613,012	691,378	1,259,588	1,304,138

Noninterest income:
Customer service fees	101,571	90,412	197,310	176,267
ATM fee income	32,045	29,294	63,147	56,014
Gain on sale of loans	91,402	99,414	151,860	311,973
Loss on sale of other real estate	-	(744)	-	(3,239)
Net change in fair value of financial instruments	47,858	360,342	73,517	288,280
Other income	34,284	125,076	61,878	162,750
Total noninterest income	307,160	703,794	547,712	992,045

Noninterest expense:
Salaries, wages and employee benefits	379,428	372,676	779,248	764,616
Occupancy and equipment	247,007	240,481	501,134	478,637
Office operations and supplies	82,463	83,114	162,719	166,414
Marketing and public relations	4,309	11,325	8,809	27,720
Professional services	51,700	75,973	101,440	149,131
Data processing	96,469	100,547	195,352	209,295
Other real estate expense	9,292	22,800	29,886	37,561
Loan and collection costs	34,034	23,929	80,624	58,576
Deposit insurance assessments	23,000	30,174	45,000	57,000
Other operating	107,767	119,612	221,006	231,198
Total noninterest expense	1,035,469	1,080,631	2,125,218	2,180,148
Net (loss) income before income taxes	(115,297)	315,016	(317,918)	116,035
Provision for income taxes		-		-
Net (loss) income	$(115,297)	$315,016	$ (317,918)	$ 116,035
Net (loss) income per common share—basic and diluted	$ (0.14)	$ 0.38	$ (0.38)	$ 0.14
Weighted average number of common shares	826,921	826,921	826,921	826,921
Comprehensive (loss) income:
Net (loss) income	$(115,297)	$315,016	$ (317,918)	$116,035
Unrealized gains on available for sale securities, net of taxes	25,198	26,639	34,965	90,586
Total comprehensive income (loss)	$(90,099)	$341,655	$ (282,953)	$206,621

The accompanying notes are an integral part of these statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2017

	Series A Preferred stock		Series B Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$ 993	-	$ -	826,921	$ 8,269	$14,752,644	$(12,038,281)	$(63,710)	$2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock		-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	993	1,350	13	826,921	8,269	15,427,631	(12,240,902)	(53,943)	3,142,061
Net loss	-	-	-	-	-	-	-	(115,297)	-	(115,297)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	25,198	25,198
Balance at June 30, 2017	99,342	$ 993	1,350	$ 13	826,921	$ 8,269	$ 15,427,631	$ (12,356,199)	$ (28,745)	$ 3,051,962

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2016

	Series A Preferred stock		Series B Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (12,062,818)	$ (19,326)	$ 2,679,762
Net loss	-	-	-	-	-	-	-	(198,981)	-	(198,981)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	63,947	63,947
Balance at March 31, 2016	99,342	993	-	-	826,921	8,269	14,752,644	(12,261,799)	44,621	2,544,728
Net income	-	-	-	-	-	-	-	315,016	-	315,016
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	26,639	26,639
Balance at June 30, 2016	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (11,946,783)	$ 71,260	$ 2,886,383

See accompanying notes to the consolidated financial statements

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

	2017	2016

Cash flows from operating activities:
Net (loss) income	$ (317,918)	$ 116,035
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Credit to provision for loan losses	(76,000)	(5,000)
Amortization of premiums on investments	4,989	7,113
Depreciation on fixed assets	93,626	92,791
Net change in fair value of financial instruments	(73,517)	(288,280)
Gain on sale of loans	(151,860)	(311,973)
Loss on sale of other real estate	-	3,239
Proceeds from the sale of loans held-for-sale	1,439,815	3,137,250
Amortization of servicing asset	11,454	11,317
Loans originated for sale	(1,726,190)	(7,192,206)
Increase in accrued interest receivable and
other assets	(12,910)	(106,471)
Decrease in accrued interest payable and
other liabilities	(65,981)	(34,264)
Net cash used in operating activities	(874,493)	(4,570,449)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	215,314	3,302,847
Purchase of securities available-for-sale	(656)	(2,350,234)
Proceeds from the sale of other real estate	-	29,612
Net decrease in loans	1,265,779	2,747,098
Purchase of bank premises and equipment	(10,771)	(62,825)
Net cash provided by investing activities	1,469,667	3,666,498

Cash flows from financing activities:
Proceeds from the sale of preferred stock	675,000	-
Net increase (decrease) in deposits	1,693,277	(4,655,459)
Net cash provided by (used in) financing activities	1,469,667	(4,655,459)
Net increase (decrease) in cash and cash equivalents	2,963,451	(5,559,410)
Cash and cash equivalents at beginning of period	7,802,831	10,782,098
Cash and cash equivalents at end of period	$10,766,282	$5,222,688
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 30,136	$ 28,430

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2017 and December 31, 2016 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2017 and 2016.

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

Loans Held for Sale

From time to time, the Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at estimated fair value based on a loan-by-loan valuation using actual market bids.  Any change in the balance of the loan and its fair value is recorded as income or expense in each reporting period.  When the guaranteed portion of the loan is sold, the gain on the sale is reduced by the income previously recognized as part of the fair value adjustment.

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

2. Net (Loss) Income Per Share

The calculation of net (loss) income per share follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Basic:
Net (loss) income available to common shareholders	$ (115,297)	$ 315,016	$ (317,918)	$ 116,035
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net (loss) income per share-basic	$ (0.14)	$ 0.38	$ (0.38)	$ 0.14
Diluted:
Average common shares-diluted	826,921	826,921	826,921	826,921
Net (loss) income per share-diluted	$ (0.14)	$ 0.38	$ (0.38)	$ 0.14

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in other comprehensive income:

Three Months Ended June 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (81)	$ 28	$(53)
Unrealized gain on securities:
Unrealized holding gain arising during period	38	(14)	24
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	38	(14)	25
Ending balance	$ (43)	$ 14	$ (29)

Three Months Ended June 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ 66	$ (21)	$ 45
Unrealized gain on securities:
Unrealized holding gain arising during period	40	(14)	26
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	40	(14)	26
Ending balance	$ 106	$ (35)	$ 71
Six Months Ended June 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (96)	$ 33	$ (63)
Unrealized gain on securities:
Unrealized holding gain arising during period	53	(19)	34
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	53	(19)	34
Ending balance	$ 43	$ 14	$ (29)

Six Months Ended June 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (29)	$ 10	$ (19)
Unrealized gain on securities:
Unrealized holding gain arising during period	135	(45)	90
Less: reclassification adjustment for gains (losses)
realized in net loss	-	-	-
Other comprehensive income, net	135	$ (45)	$ 91
Ending balance	$ 106	$ (35)	$ 71

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (50)	$ 2,299
Government Sponsored Enterprises residential mortgage-backed securities	2,956	26	(18)	2,963
Investments in money market funds	131	-	-	131
	$ 5,436	$ 26	$ (68)	$ 5,393
December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,350	$ -	$ (82)	$ 2,268
Government Sponsored Enterprises residential mortgage-backed securities	3,193	25	(38)	3,180
Investments in money market funds	130	-	-	130
	$ 5,673	$ 25	$ (120)	$ 5,578

As of June 30, 2017 and December 31, 2016, investment securities with a carrying value of $4,449,000 and $4,432,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

There were no sales of securities during the three and six months ended June 30, 2017 and 2016.

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of June 30, 2017, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year
Due after one year through five years	$-	$-
Due after five years through ten years	2,349	2,299
Government Sponsored Enterprises residential mortgage-backed securities	2,956	2,963
Total debt securities	5,305	5,263
Investments in money market funds	131	131
	$5,436	$5,393

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2017:

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	7	$ 2,299	$ (50)	$ -	$ -	$ -	$ (50)

Government Sponsored Enterprises residential
mortgage-backed securities	6	1,325	(18)	-	-	-	(18)
Total temporarily
impaired investment
Securities	13	$ 3,624	$ (68)	$ -	$ -	$ -	$ (68)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016:

	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	value	Losses
U.S. Government
agency securities	7	$ 2,268	$ (82)	$ -	$ -	$ 2,268	$ (82)

Government Sponsored Enterprises residential
mortgage-backed securities	10	2,026	(38)	-	-	2,026	(38)
Total temporarily
impaired investment
securities	17	$ 4,294	$ (120)	$ -	$ -	$ 4,294	$ (120)

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

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$ 2,334	$ 2,149
Commercial real estate	20,467	21,488
Consumer real estate	1,907	2,232
Consumer loans other	889	966
Total loans	$ 25,597	$ 26,835

At June 30, 2017 and December 31, 2016, the unearned discount totaled $3,000 and $11,000, respectively, and is included in the related loan accounts.

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

All of these factors may be susceptible to significant change.  During the six months ended June 30, 2017, the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were no charge-offs during the quarter. Credits to the provision for the six months ended June 30, 2017 and 2016 were primarily related to the decreases in the balance of loans as the origination of SBA loans that are accounted for at fair value are not included in the calculation of the allowance for loan losses. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely affect earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended June 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 63	$ 171	$ 8	$ 11	$ 20	$ 273
Provision (credit) for loan losses	10	(26)	-	-	(30)	(46)

Charge-offs	-	-	-	(2)	-	(2)
Recoveries	1	25	-	1	-	27
Net recoveries	1	25	-	(1)	-	25

Ending balance	$ 74	$ 170	$ 8	$ 10	$ (10)	$ 252
(in 000's)	For the Three months ended June 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 120	$ 241	$ 14	$ 9	$ -	$ 384
Provision (credit) for loan losses	(34)	45	19	-	-	50

Charge-offs	-	(41)	(22)	(1)	-	(64)
Recoveries	1	-	2	2	-	5
Net (charge-offs) recoveries	1	(41)	(20)	1	-	(59)

Ending balance	$ 87	$ 245	$ 13	$ 10	$ -	$ 355

(in 000's)	For the Six months ended June 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	32	$ 300
Provision (credit) for loan losses	4	(34)	(3)	-	(43)	(76)

Charge-offs	-	-	-	(3)	-	(3)
Recoveries	2	25	1	3	-	31
Net (charge-offs) recoveries	2	25	1	-	-	28

Ending balance	$ 74	$ 170	$ 8	$ 11	(11)	$ 252

(in 000's)	For the Six months ended June 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 151	$ 250	$ 8	$ 9	$ -	$ 418
Provision (credit) for loan losses	(5)	-	-	-	-	(5)

Charge-offs	-	(41)	(22)	(3)	-	(66)
Recoveries	2	-	2	4	-	8
Net (charge-offs)recoveries	2	(41)	-	1	-	(58)

Ending balance	$ 87	$ 245	$ 13	$ 10	$ -	$ 355

(in 000's)		June 30, 2017
	Commercial and Industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 50	$ -	$ -	$ -	$ 50
Loans collectively evaluated for impairment	74	120	8	10	(11)	202
	$ 74	$ 170	$ 8	$ 10	$ (11)	$ 252

Loans, ending balance:
Loans individually evaluated for impairment	$ 243	$ 1,795	$ -	$ -	$ -	$ 2,038
Loans collectively evaluated for impairment	2,091	18,672	1,907	889	-	23,559
Total	$ 2,334	$ 20,467	$ 1,907	$ 889	$ -	$ 25,597

(in 000’s)			December 31, 2016
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 54	$ -	$ -	$ -	$ 54
Loans collectively evaluated for impairment	68	125	10	11	32	246
	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300

Loans, ending balance:
Loans individually evaluated for impairment	$ 352	$ 1,731	$ -	$ -	$ -	$ 2,083
Loans collectively evaluated for impairment	1,797	19,757	2,232	966	-	24,752
Total	$ 2,149	$ 21,488	$ 2,232	$ 966	$ -	$ 26,835

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of June 30, 2017 is as follows:

		Accruing
	Loans	Loans 90 or
(In 000's)	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ 551	$ 551
SBA loans	-	-	-	-	33	33
Asset-based	-	-	319	319	1,431	1,750
Total Commercial and industrial	-	-	319	319	2,015	2,334

Commercial real estate:
Commercial mortgages	-	-	1,279	1,279	9,130	10,409
SBA loans	-	-	248	248	217	465
Construction	-	-	-	-	681	681
Religious organizations	-	-	192	192	8,720	8,912
Total Commercial real estate	-	-	1,719	1,719	18,748	20,467

Consumer real estate:
Home equity loans	2	153	337	492	$302	$794
Home equity lines of credit	18	-	-	18	-	18
1-4 family residential mortgages	-	-	58	58	1,037	1,095
Total consumer real estate	20	153	395	568	1,339	1,907

Total real estate	20	153	2,114	2,287	20,087	22,374

Consumer and other:
Student loans	154	52	-	206	567	773
Other	2	1	-	3	113	116
Total consumer and other	156	53	-	209	680	889

Total loans	$ 176	$ 206	$ 2,433	$ 2,815	$ 22,782	$ 25,597

An age analysis of past due loans, segregated by class of loans, as of December 31, 2016 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 33	$ 33	$ 857	$ 890
Asset-based	27	243	75	345	914	1,259
Total Commercial and industrial	27	243	108	378	1.771	2,149

Commercial real estate:
Commercial mortgages	-	11	1,270	1,281	10,104	11,385
SBA loans	-	162	93	255	-	255
Construction	-	-	-	-	542	542
Religious organizations	-	-	196	306	9,000	9,306
Total Commercial real estate	110	173	1,559	1,842	19,646	21,488

Consumer real estate:
Home equity loans	-	153	345	498	301	799
Home equity lines of credit	-	-	-	-	19	19
1-4 family residential mortgages	59	-	75	134	1,280	1,414
Total consumer real estate	59	153	420	632	1,600	2,232

Total real estate	169	326	1,979	2,474	21,246	23,720

Consumer and other:
Student loans	38	61	-	99	756	855
Other	-	1	-	1	110	111
Total consumer and other	38	62	-	100	866	966

Total loans	$ 234	$ 631	$ 2,087	$ 2,952	$ 23,883	$ 26,835

Loan Origination/Risk Management.  The Bank has lending policies and procedures in place to maximize loan income within an acceptable level of risk.  Management reviews and approves these policies and procedures on a regular basis.  A reporting system supplements the review process by providing management with periodic reports related to loan origination, asset quality, concentrations of credit, loan delinquencies and non-performing and emerging problem loans.  Diversification in the portfolio is a means of managing risk with fluctuations in economic conditions

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans June 30, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 260	$ 355	$ 6	$ 30	$ 219	$ -	$ 870
SBA loans	-		33	-	-	-	33
Asset-based	-	865	247	-	243	76	1,431
	260	1,220	286	30	462	76	2,334
Commercial real estate:
Commercial mortgages	-	6,344	2,282	504	1,059	220	10,409
SBA Loans	-	217	-	-	248	-	465
Construction	-	681	-	-	-	-	681
Religious organizations	42	7,831	740	107	192	-	8,912
	42	15,073	3,022	611	1,499	220	20,467

Total commercial loans	$ 302	$ 16,293	$ 3,308	$ 641	$ 1,961	$ 296	$ 22,801

		Residential Mortgage and Consumer Loans June 30, 2017
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$ 304		$ 490		$ 794
Home equity line of credit	18		-		18
1-4 family residential mortgages	1,037		58		1,095
	1,359		548		1,907

Consumer Other:
Student loans	721		52		773
Other	115		1		116
	836		53		889

Total consumer loans	$ 2,195		$ 601		$ 2,796

(In 000's)			Commercial Loans, December 31, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 260	$ 331	$ 9	$ 38	$ 252	$ -	$ 890
Asset-based	-	742	198	-	243	76	1,259
	260	1,073	207	38	495	76	2,149
Commercial real estate:
Commercial mortgages	-	8,193	1,375	537	1,059	221	11,385
SBA Loans	-	2	-	160	93	-	255
Construction	-	542	-	-	-	-	542
Religious organizations	49	8,201	751	109	196	-	9,306
	49	16,938	2,126	806	1,348	221	21,488

Total commercial loans	$ 312	$ 18,011	$ 2,333	$ 844	$ 1,843	$ 297	$ 23,637

			Residential Mortgage and Consumer Loans December 31, 2016

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 301		$ 448	$ 799
Home equity line of credit	19		-	19
1-4 family residential mortgages	1,339		75	1,414
	1,659		573	2,232

Consumer Other:
Student loans	794		61	855
Other	110		1	111
	904		62	966

Total consumer loans	$ 2,563		$ 635	$ 3,198

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. There were no partial charge-offs during the six months ended June 30, 2017. During the six months ended June 30, 2016, there was a partial charge-off of $41,000 related to one commercial real estate loan for which there was a decline in the value of the underlying collateral.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of June 30, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Asset-based	$ 243	$ 243	$ -	$ 243	$ -
Total commercial and industrial	243	243	-	243	-

Commercial real estate:
Commercial mortgages	1,355	882	473	1,355	50
SBA Loans	248	248	-	248	-
Religious organizations	192	192	-	192	-
Total commercial real estate	1,795	1,322	473	1,795	50

Total loans	$ 2,038	$ 1,565	$ 473	$2,038	$ 50

Impaired loans as of December 31, 2016 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 33	$ 33	$ -	$ 33	$ -
Asset-based	319	319	-	319	-
Total commercial and industrial	352	352	-	352	-

Commercial real estate:
Commercial mortgages	1,321	807	473	1,281	54
SBA Loans	255	255	-	255	-
Religious organizations	195	195	-	195	-
Total commercial real estate	1,771	1,258	473	1,731	54

Total loans	$ 2,123	$ 1,610	$ 473	$ 2,083	$ 54

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ -	$ -	$ 109	$ -
SBA loans	-	-	39	-
Asset-based	265	-	289	3
Total commercial and industrial	265	-	437	3

Commercial real estate:
Commercial mortgages	1,355	-	1,308	4
SBA loans	250	-	264	-
Religious organizations	192	-	242	-
Total commercial real estate	1,797	-	1,814	4

Total loans	$ 2,062	$ -	$ 2,251	$ 7

(In 000's)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 10	$ -	$ 109	$ -
SBA loans	-	-	39	-
Asset-based	260	-	289	-
Total commercial and industrial	270	-	437	-

Commercial real estate:
Commercial mortgages	1,355	-	1,097	13
SBA loans	252	-	103	5
Religious organizations	193	-	348	-
Total commercial real estate	1,800	-	1,548	18

Total loans	$2,070	$ -	$ 1,985	$ 18

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2017 and December 31, 2016.

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

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Beginning balance	$ 447	$ 463	$ 447	$ 480
Additions, transfers from loans	-	-	-	-
Sales	-	(16)	-	(33)
	447	447	447	447
Write-ups (downs)	-	-	-	-
Ending Balance	$ 447	$ 447	$ 447	$ 447

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2017	December 31, 2016
Commercial real estate	$ 298	$ 298
Residential real estate	149	149
Total	$ 447	$ 447

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Insurance	$ 4	$ 2	$ 7	$ 6
Legal Fees	-	16	-	16
Professional fees	-	-	-	4
Real estate taxes	4	4	7	10
Utilities	-	1	1	1
Maintenance	1	-	15	-
Total	$ 9	$ 23	$ 30	$ 37

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

Loans Held for Sale. Fair values are estimated by using actual quoted market bids on a loan-by-loan basis.

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

Servicing Asset. Fair values for servicing assets related to SBA loans are estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,299	$ -	$ 2,299	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,963	-	2,963	-
Money Market Funds	131	131	-	-
Total	$ 5,393	$ 131	$ 5,262	$ -
Loans held for sale	$ 8,026	$ -	$ 8,026	$ -
Loans held at fair value	$ 4,487	$ -	$ -	$ 4,487
Servicing asset	$ 332	$ -	$ -	$ 332

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,268	$ -	$ 2,268	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,180	-	3,180	-
Money Market Funds	130	130	-	-
Total	$ 5,578	$ 130	$ 5,448	$ -
Loans held for sale	$ 7,794	$ -	$ 7,794	$ -
Loans held at fair value	$ 4,207	$ -	$ -	$ 4,207
Servicing asset	$ 313	$ -	$ -	$ 313

The fair value of the Bank’s AFS securities portfolio was approximately $5,393,000 and $5,578,000 at June 30, 2017 and December 31, 2016, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended June 30, 2017 and 2016.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	June 30, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2017 Range of inputs	December 31, 2016 Range of inputs
Loans held at fair value:	$4,487	$ 4,207	Discounted cash flow	Constant prepayment rate	7.73% to 11.19%	7.53% to 9.62%
				Weighted average discount rate	8.67% to 11.34%	8.11% to 10.58%
				Weighted average life	2.90yrs to 9.86 yrs	3.05yrs to 9.95 yrs
				Projected default rate	0.71% to 5.03%	0.77% to 6.64%

(in 000’s)

Assets measured at fair value	June 30, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2017 Range of inputs	December 31, 2016 Range of inputs
Servicing asset	$332	$ 313	Discounted cash flow	Constant prepayment rate	5.18% to 9.71%	4.89% to 9.96%
				Weighted average discount rate	11.35% to 16.24%	10.50% to 15.31%
				Weighted average life	2.90yrs to 9.64 yrs	3.05yrs to 9.70 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2016	$ 4,207	$ 313
Origination of loans/additions	279	28
Principal repayments/amortization	(75)	(11)
Change in fair value of financial instruments	76	2
Balance at June 30, 2017	$ 4,487	$ 332

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2017 and December 31, 2016, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2017 and year ended December 31, 2016.

Carrying Value at June 30, 2017:

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

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At June 30, 2017 and December 31, 2016, the fair values shown above exclude estimated selling costs of $48,000.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		June 30, 2017		December 31, 2016
	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$10,766	$ 10,766	$ 7,803	$ 7,803
Loans, net of allowance for loan losses	(1)	25,345	25,653	26,534	26,617
Servicing asset	Level 3	332	332	313	313
Accrued interest receivable	Level 2	120	120	141	141
Liabilities:
Demand deposits	Level 2	31,621	31,621	28,497	28,497
Savings deposits	Level 2	11,821	11,821	11,735	11,735
Time deposits	(2)	8,893	8,888	10,411	10,,395
Accrued interest payable	Level 2	14	13	11	11

(1)Level 2 for non-impaired loans; Level 3 for impaired loans.

(2)Level 1 for variable rate instruments, level 3 for fixed rate instruments

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

As of June 30, 2017 and December 31, 2016, the Bank’s tier one leverage capital ratio was 5.30% and 4.82%, respectively, and its total risk based capital ratio was 9.79% and 9.08%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

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

10.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $115,000 for the quarter ended June 30, 2017 and net income of approximately $315,000 for the same quarter in 2016.  Additionally, the Company reported a net loss of approximately $318,000 for the six months ended June 30, 2017 and net income of approximately $116,000 for the six months ended June 30, 2016.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk based capital ratio to 12.50%.  As of June 30, 2017, the Bank’s tier one leverage capital ratio was 5.30% and its total risk based capital ratio was 9.79%.  Assuming no change in average assets, , the Bank’s capital would need to decline by $718,000 to be less than adequately capitalized.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

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

•Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified potential sources of external capital, which are projected to be received in 2020.  This capital will be used to further strengthen the Bank’s balance sheet.

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

Overview

The Company reported a net loss of approximately $115,000 ($ 0.14 per common share) for the quarter ended June 30, 2017 compared to net income of approximately $316,000 ($0.38 per common share) for the same quarter in 2016. The Company reported a net loss of approximately $318,000 ($0.38 per common share) for the six months ended June 30, 2017 compared to net income of approximately $116,000 ($0.14 per common share) for the same period in 2016. The decline in financial performance is primarily related to a reduction in SBA loan-related income as there were fewer originations in 2017. Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital has been adversely affected by operating losses.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

•External equity investments—Potential investors will continue to be sought in 2017. Refer to Note 11. Subsequent Events for discussion of $2.8 million capital infusion in September 2020.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan originations and sell the guaranteed portion in the secondary market for a gain.   During the six months ended June 30, 2017, noninterest income totaling approximately $225,000 (including fair value adjustments) was recognized utilizing this strategy. Management continues its business development efforts to identify feeder organizations to grow its SBA loan pipeline.

General improvement has been made in reducing and controlling noninterest expense; however, there was an increase in legal fees and loan and collection related costs as a result of foreclosure activity during the quarter.  Also, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. While there has been some improvement in noninterest expense, management will continue to seek further savings and efficiencies, where possible.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the net interest margin continues to be a significant source of strength. The low cost of funds is the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends have shown modest improvement during the quarter with a decline in nonperforming loans and delinquencies.  Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary to reduce the level of classified assets; however, these actions could result in significant loan and collection expense.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2017	Quarter ended June 30, 2016	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Statement of operations information:
Net interest income	$567	$722	$1,184	$1,299
(Credit) provision for loan losses	(46)	30	(76)	(5)
Noninterest income	307	704	548	992
Noninterest expense	1,035	1,081	2,125	2,180
Net (loss) income	(115)	315	(318)	116
Net (loss) income per share-basic and diluted	(0.14)	0.38	(0.38)	0.14

Balance Sheet information:	June 30, 2017	December 31, 2016
Total assets	$ 55,632	$ 53,612
Loans, net	25,345	26,535
Investment securities	5,393	5,578
Deposits	52,335	50,642
Shareholders' equity	3,052	2,660

Ratios*:	Quarter ended June 30, 2017	Quarter ended June 30, 2016
Return on assets	(1.15)%	1.11%
Return on equity	(24.36)%	21.83%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $ 2,319,000 or 4.59% during the quarter ended June 30, 2017 compared to the quarter ended March 31, 2017. Average funding sources increased approximately $1,979,000 or 3.86%, during the same quarter.

Sources and Uses of Funds Trends

(Thousands of Dollars, except

percentages)	June 30, 2017			March 31, 2017
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$ 37,496	$ (551)	(1.45)%	$ 38,047
Investment Securities	5,503	(117)	(2.08)	5,620
Federal funds sold	9,537	2,987	45.60	6,550
Balances with other banks	311	-	-	311
Total uses	$ 52,847	$ 2,319	4.59	$ 50,528
Funding sources:
Demand deposits
Noninterest-bearing	$ 18,293	$ 2,418	15.23%	$ 15,875
Interest-bearing	13,921	394	2.91	13,527
Savings deposits	11,943	91	0.77	11,852
Time deposits	9,146	($924)	(9.18)	10,070
Total sources	$ 53,303	$ 1,979	3.86	$ 51,324

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $551,000, or 1.45%, during the quarter ended June 30, 2017. During the six months ended June 30, 2016, the guaranteed portion of several SBA loans was sold. The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $20.5 million, or 80%, of total loans at June 30, 2017 of which approximately $18 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2017 were approximately $8.9 million, or 44%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2017	2016

Commercial and industrial:
Commercial	$ 870	$ 890
SBA loans	33	-
Asset-based	1,431	1,259
Total commercial and industrial	2,334	2,149

Commercial real estate:

Commercial mortgages	10,409	11,385
SBA loans	465	255
Construction	681	542
Religious organizations	8,912	9,306
Total commercial real estate	20,467	21,488

Consumer real estate:
Home equity loans	794	799
Home equity lines of credit	18	19
1-4 family residential mortgages	1,095	1,414
Total consumer real estate	1,907	2,232

Total real estate	22,374	23,720

Consumer and other:
Student loans	773	855
Other	116	111
Total consumer and other	889	966
Allowance for loan losses	(252)	(300)
Loans, net	$ 25,345	$ 26,535

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 0.98% at June 30, 2017 compared to 1.12% at December 31, 2016.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,037,000 at June 30, 2017 compared to $2,083,000 at December 31, 2016. The valuation allowance associated with impaired loans was approximately $50,000 and $54,000 at June 30, 2017 and December 31, 2016, respectively. The decrease in impaired loans is attributable to repayment activity associated with several loans. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2017 and December 31, 2016, loans to religious organizations represented approximately $192,000 and $196,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 9.55% down from 11.04% at December 31, 2016.  The level of nonperforming loans to total loans increased from 10.13% at December 31, 2016 to 10.31% at June 30, 2017 as a result of a decline in total outstanding loans during 2017.   Approximately 87% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2017	December 31, 2016
Commercial and industrial:
Commercial	$ -	$ 33
Asset-based	319	75
Total commercial and industrial	319	108

Commercial real estate:
Commercial mortgages	1,279	1,270
SBA loans	248	93
Religious organizations	192	196
Total commercial real estate	1,719	1,559

Consumer real estate:
Home equity loans	337	345
1-4 family residential mortgages	58	75
Total consumer real estate	395	420

Total real estate	2,114	1,979

Total nonaccrual	2,433	2,087
Total past due 90 days and accruing	206	631
OREO	447	447
Total nonperforming assets	$ 3,086	$ 3,165

Nonperforming loans to total loans	10.31%	10.13%
Nonperforming assets to total loans and OREO	11.85%	11.60%
Nonperforming assets to total assets	5.55%	5.90%

Allowance for loan losses as a percentage of:
Total loans	0.98%	1.12%
Total nonperforming loans	9.55%	11.04%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2017	December 31, 2016
Commercial and industrial
Asset-based	$ -	$ 243
Total commercial and industrial	-	243

Commercial real estate:
SBA loans	-	162
Commercial mortgages	-	11
Total commercial real estate	-	173

Consumer real estate:
Home equity loans	153	153
Total consumer real estate	153	153

Consumer and other:
Student loans	52	61
Other	1	1
Total consumer and other	53	62
Total	$206	$ 631

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $117,000, or 2.08%, during the quarter ended June 30, 2017. The decrease was primarily related to mortgage-backed security paydowns.

The average yield on the investment portfolio declined to 2.27% for the six months ended June 30, 2017 compared to 2.30% for the six months ended June 30, 2016.  The decline is related to market rate shifts during the year that affect the prepayment rates of mortgage-backed securities.  Amortizing GSE mortgage-backed securities approximate 55% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2017, average deposits increased approximately $1,979,000, or 3.86%. The increase was concentrated in noninterest checking accounts that increased on average by approximately $2,418,000, or 15.23%, during the quarter. This increase was primarily related to one customer in the construction industry that receives significant payments for distribution to subcontractors.  These deposits are generally short-term in nature. In addition, as small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

Time deposits decreased on average by $924,000, or 9.18%, during the quarter ended June 30, 2017.  This decrease is related to the discontinuance of a Minority Deposit Program the Bank participated in with the US Department of Energy.

Average savings deposits increased by approximately $91,000, or 0.77%, as a result of the “Black Lives Matter” initiative to support African American businesses.

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

	June 30, 2017	December 31, 2016
Commitments to extend credit	$5,904,000	$3,784,000
Standby letters of credit	317,000	317,000

The level of commitments increased during the six months ended June 30, 2017 primarily as a result of SBA loans that were approved but not funded.  Approximately $1 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2017, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $10.8 million, or 19.35% of total assets, compared to $7.8 million, or 14.5%, at December 31, 2016.  The increase is related to approximately $1.4 million proceeds from the sale of the guaranteed portion SBA loans and loan payoffs received during the six months ended June 30, 2017. In addition, there was a $1.7 million short-term increase in demand deposits related to one small business customer who is a general contractor.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At June 30, 2017, a positive gap position is maintained on a cumulative basis through 1 year of 15.16% that is excess the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and an increase from the December 31, 2016 positive gap position of 9.14%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months due to the Banks’ growing variable rate SBA loan portfolio and a high level of federal funds sold. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates in the near future.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2017, the change in the market value of equity in a +200 basis point interest rate change is -20.9%, below the policy limit of 25%, and -46.6% in a +400 basis point interest rate change, below the policy limit of -50%.  Interest-rate exposure is considered reasonable and manageable at June 30, 2017.

Capital Resources

Total shareholders’ equity increased approximately $392,000, or 14.74%, during the six months ended June 30, 2017. The increase is attributable to a preferred stock investment of $675,000 offset by the net loss of approximately $318,000.

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

At June 30, 2017, capital benchmarks were not met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

	Actual June 30, 2017		Actual December 31, 2016		Minimum to be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,227	9.95%	$2,897	9.08%	$ N/A
Bank	3,177	9.79	2,897	9.08	3,190	10.00%
Tier I capital to risk weighted assets
Company	2,975	9.17	2,597	8.14	N/A
Bank	2,925	9.02	2,597	8.14	2,074	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,975	9.17	2,597	8.14	N/A
Bank	2,925	9.02	2,597	8.14	2,074	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,975	5.39	2,597	4.82	N/A
Bank	2,925	5.30	2,597	4.82	2,692	5.00%
Tangible common equity to tangible assets
Company	2,975	5.39	2,597	4.82	N/A	N/A
Bank	2,925	5.30	2,597	4.82	N/A	N/A

Results of Operations

Summary

The Company reported a net loss of approximately $ 115,000 ($ 0.14 per common share) for the quarter ended June 30, 2017 compared to net income of approximately $316,000 ($0.38 per common share) for the same quarter in 2016. The Company reported a net loss of approximately $318,000 ($0.38 per common share) for the six months ended June 30, 2017 compared to net income of approximately $116,000 ($0.14 per common share) for the same period in 2016. The decline in financial performance is primarily related to a reduction in SBA loan-related noninterest income.  A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended June 30, 2017			Three months ended June 30, 2016
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$37,496	$ 528	5.63%	$37,957	$689	7.27%
Investment securities	5,503	31	2.25	7,225	41	2.25
Federal funds sold	9,537	24	1.01	6,406	8	0.47
Interest bearing balances with other banks	311	-	-	311	-	-
Total interest-earning assets	52,847	583	4.42	51,899	738	5.69
Interest-bearing liabilities
Demand deposits	13,921	6	0.19	12,465	6	0.19
Savings deposits	11,943	1	0.05	11,311	1	0.05
Time deposits	9,146	9	0.39	11,607	9	0.31
Total interest-bearing liabilities	35,010	16	0.19	35,383	16	0.18
Net interest income		$567			$722
Net yield on interest-earning assets			4.30%			5.56%

		Six months ended June 30, 2017			Six months ended June 30, 2016
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$37,770	$1,117	5.91%	$37,978	$1,229	6.47%
Investment securities	5,561	63	2.27	7,380	85	2.30
Federal funds sold	8,052	37	0.92	7,282	17	0.47
Interest bearing balances with other banks	311	1	0.64	311	-	-
Total interest-earning assets	51,694	1,218	4.71	52,951	1,331	5.03
Interest-bearing liabilities
Demand deposits	13,724	12	0.17	12,720	12	0.19
Savings deposits	11,898	3	0.05	11,421	3	0.05
Time deposits	9,606	18	0.37	12,019	17	0.29
Total interest-bearing liabilities	35,228	33	0.19	36,160	32	0.18
Net interest income		$1,185			$1,299
Net yield on interest-earning assets			4.58%			4.91%

*)For purposes of computing the average balance, loans are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income declined approximately $155,000, or 21.47%, for the quarter ended June 30, 2017 compared to 2016. Net interest income declined approximately $114,000, or 8.78%, for the six months ended June 30, 2017 compared to 2016.  The decrease is primarily related to the reduction in the yield on loans compared to 2016 as a result of an increase in the level of nonaccrual loans as well as an increased level of funds allocated to lower rate fed funds sold because of short-term deposit increases and proceeds from loan sale.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2017 compared to 2016			Three months ended June 30, 2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (8)	$ (153)	$ (161)	$ (71)	$ 178	$ 107
Investment securities	(10)	-	(10)	(4)	-	(4)
Federal funds sold	4	12	16	1	4	5
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	(14)	(141)	(155)	(74)	182	108
Interest paid on:
Demand deposits	1	(1)	-	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	(1)	1	-	(1)	-	(1)
Total interest-bearing liabilities	-	-	-	(1)	-	(1)
Net interest income	$ (14)	$ (141)	$ (155)	$ (73)	$ 182	$ 109

	Six months ended June 30, 2017 compared to 2016			Six months ended June 30, 2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (7)	$ (105)	$ (112)	$(202)	$ 186	$(16)
Investment securities	(21)	(1)	(22)	(7)	(1)	(8)
Federal funds sold	2	18	20	3	10	13
Interest bearing balances with other banks	-	1	1	-	-	-
Total Interest-earning assets	(26)	(87)	(113)	(206)	195	(11)
Interest paid on:
Demand deposits	-	-	-	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	(3)	4	1	(3)	-	(3)
Total interest-bearing liabilities	(3)	4	1	(3)	-	(3)
Net interest income	$ (23)	$ (91)	$ (114)	$ (203)	$195	$(8)

For the quarter ended June 30, 2017 compared to the same period in 2016, there was a decrease in net interest income of approximately $14,000 due to changes in volume and a decrease of approximately $141,000 due to changes in rate. For the six months ended June 30, 2017 compared to the same period in 2016, there was a decrease in net interest income of approximately $23,000 due to changes in volume and a decrease of approximately $91,000 due to changes in rate. Rate declines were a result of several variable rate commercial loans re-setting at the current low interest rates as well as an increase in nonaccrual loans.

Provision for Loan Losses

There was a credit to the provision for loan losses of $46,000 for the quarter ended June 30, 2017 compared to a provision of $30,000 for the same quarter in 2016. There was a credit to the provision for loan losses of $76,000 for the six months ended June 30, 2017 compared to a credit to the provision of $5,000 for the same period in 2016. The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and related historical loss factors.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income decreased approximately $397,000, or 56.36%, for the quarter ended June 30, 2017 compared to the same quarter in 2016. Noninterest income decreased approximately $444,000, or 44.79%, for the six months ended June 30, 2017 compared to the same period in 2016. The decline is primarily related to a reduction in SBA loan origination volume.

Customer service fees increased approximately $11,000, or 12.34% for the quarter ended June 30, 2017 compared to 2016.   ATM activity fees increased by approximately $3,000, or 9.39%, for the quarter ended June 30, 2017 compared to the same period in 2016. Customer service fees increased approximately $21,000, or 11.94% for the six months ended June 30, 2017 compared to 2016.  ATM activity fees increased by approximately $7,000, or 12.73%, for the six months ended June 30, 2017 compared to the same period in 2016.  The increase in customer service fees is the result of a higher level of overdraft fees related to several business customers.   The increase in ATM fees is related to higher volume at several of the Bank’s ATM locations where welfare benefits are retrieved using debit cards. However, in general, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $139,000 and $460,000, respectively, for the three months ended June 30, 2017 and 2016, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The Bank recognized income of approximately $225,000 and $600,000, respectively, for the six months ended June 30, 2017 and 2016.  The decline is related to lower SBA loan origination volume in 2017 compared to 2016.  Management seeks to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Noninterest Expense

Salaries and benefits increased approximately $7,000, or 1.81%, for the quarter ended June 30, 2017 compared to 2016 as a result of an increase in medical insurance costs during the policy renewal period in March.  Salaries and benefits increased approximately $15,000, or 1.91%, for the six months ended June 30, 2017 compared to 2016. The increase is primarily related to a cost of living increase for Bank employees.

Occupancy and equipment expense increased approximately $7,000, or 2.71%, for the quarter ended June 30, 2017 compared to 2016. Occupancy and equipment expense increased approximately $22,000, or 4.70%, for the six months ended June 30, 2017 compared to 2016.  The increase is primarily related to higher common area maintenance expenses for the Bank’s leased branches as well as maintenance fees related to its loan analysis and monitoring platform.

Office operations and supplies expense decreased by approximately $1,000, or 0.78%, for the quarter ended June 30, 2017 compared to 2016.  Office operations and supplies expense decreased approximately $4,000, or 2.22%, for the six months ended June 30, 2017 compared to 2016.  In 2017, the Bank converted to a new teller platform that resulted in the need for fewer forms.

Professional services expense decreased by approximately $24,000, or 31.95%, for the quarter ended June 30, 2017 compared to 2016.  Professional services expense decreased approximately $48,000, or 31.98%, for the six months ended June 30, 2016 compared to the same period in 2016 as a result of decreased audit cost as the Bank was in the process of transitioning to a new external audit firm.

Data processing expense decreased approximately $4,000, or 4.06%, for the quarter ended June 30, 2017 compared to 2016.  Data processing expense decreased approximately $14,000, or 6.66%, for the six months ended June 30, 2017 compared to 2016. The decrease is primarily related to negotiated contract price reductions in conjunction with an extension of the Bank’s core servicing contract.

Federal deposit insurance assessments were relatively unchanged at $23,000 for the quarters ended June 30, 2017 compared to 2016. Federal deposit insurance assessments decreased approximately $12,000, or 21.05%, for the six months ended June 30, 2017 compared to 2016.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses decreased approximately $15,000, or 61.17%, for the quarter ended June 30, 2017 compared to 2016.  Net other real estate expenses decreased approximately $8,000, or 20.43%, for the six months ended June 30, 2017 compared to 2016.

Loan and collection expenses increased approximately $10,000, or 42.23%, for the quarter ended June 30, 2017 compared to 2016. Loan and collection expenses increased approximately $22,000, or 37.64%, for the six months ended June 30, 2017 compared to 2016. The increase is related to expenses associated with appraisals, sheriff sale and legal fees related to collection activity.

Other operating expenses decreased approximately $12,000, or 9.90%, for the quarter ended June 30, 2017 compared to 2016. Other operating expenses decreased approximately $10,000, or 4.41%, for the six months ended June 30, 2017 compared to 2016. The decrease is a result of a reduction in the Bank’s Pennsylvania Bank Shares Tax because of a change in the tax computation methodology.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of June 30, 2017 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

In June 2017, to address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that were in existence as of June 30, 2017. Additional changes will be implemented as determined necessary.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of June 30, 2017, the Bank’s tier one leverage capital ratio was 5.30% and its total risk based capital ratio was 9.79%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.

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