Form 10-Q
period 2017-09-30
UNITED BANCSHARES INC /PA
filed 2020-11-04
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

_X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes __No_X_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes __X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

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

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of September 30, 2020, the aggregate number of the shares of the Registrant’s Common Stock issued was 826,921.

The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,342 and 1,850 shares are issued, respectively as of September 30, 2020.

FORM 10-Q

Index

Item No.	Page

PART I - OTHER INFORMATION4

Item 1.  Financial Statements (unaudited)4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.33

Item 3.  Quantitative and Qualitative Disclosures about Market Risk45

Item 4.  Controls and Procedures45

Item 3.  Quantitative and Qualitative Disclosures about Market Risk46

Item 4.  Controls and Procedures46

PART II - OTHER INFORMATION47

Item 1. Legal Proceedings.47

Item 1A. Risk Factors.47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.47

Item 3.  Defaults Upon Senior Securities.47

Item 4. Mine Safety Disclosures.47

Item 5.  Other Information.47

Item 6.  Exhibits.48

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	September 30, 2017	December 31, 2016
Cash and due from banks	$ 3,034,186	$ 2,262,491
Interest-bearing deposits with banks	311,829	311,340
Federal funds sold	11,456,000	5,229,000
Cash and cash equivalents	14,802,015	7,802,831

Investment securities available-for-sale, at fair value	5,286,772	5,578,159

Loans held for sale	9,827,203	7,793,785

Loans held at fair value	4,644,549	4,207,338

Loans, net of unearned discounts and deferred fees	25,530,066	26,835,035
Less allowance for loan losses	(239,455)	(300,428)
Net loans	25,290,611	26,534,607
Bank premises and equipment, net	263,825	380,471
Accrued interest receivable	157,260	141,453
Other real estate owned	447,371	447,371
Servicing asset	329,753	312,814
Prepaid expenses and other assets	541,143	413,542
Total assets	$ 61,590,502	$ 53,612,371
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$ 22,129,209	$ 14,797,174
Demand deposits, interest-bearing	15,500,255	13,699,578
Savings deposits	11,704,051	11,734,512
Time deposits, under $250,000	4,622,674	6,407,391
Time deposits, $250,000 and over	4,002,384	4,003,511
Total deposits	57,958,573	50,642,166
Accrued interest payable	11,624	10,997
Accrued expenses and other liabilities	284,885	299,293
Total liabilities	57,255,082	50,952,455

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding at September 30, 2017 and December 31, 2016	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding at September 30, 2017	18	-
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding at September 30, 2017 and December 31, 2016	8,269	8,269
Additional paid-in-capital	15,677,626	14,752,644
Accumulated deficit	(12,327,576)	(12,038,281)
Accumulated other comprehensive loss	(23,910)	(63,710)
Total shareholders’ equity	3,335,420	2,659,915
Total liabilities and shareholders’ equity	$ 61,590,502	$ 53,612,371

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months ended September 30, 2017	Three Months ended September 30, 2016	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Interest income:

Interest and fees on loans	$ 612,112	$601,002	$ 1,729,095	$1,829,942
Interest on investment securities	29,985	35,236	92,550	120,188
Interest on federal funds sold	32,074	6,059	68,863	23,286
Interest on time deposits with other banks	202	173	574	463
Total interest income	674,373	642,470	1,891,082	1,973,879

Interest expense:
Interest on time deposits	11,021	9,173	28,775	26,529
Interest on demand deposits	6,515	6,175	18,953	18,274
Interest on savings deposits	1,470	1,475	4,399	4,291
Total interest expense	19,006	16,823	52,127	49,094
Net interest income	655,367	625,647	1,838,955	1,924,785
Credit to provision for loan losses	(15,000)	(45,000)	(91,000)	(50,000)

Net interest income after credit to provision for loan losses	670,367	670,647	1,929,955	1,974,785

Noninterest income:
Customer service fees	101,476	86,376	298,786	262,643
ATM fee income	30,644	28,141	93,791	84,155
Gain on sale of loans	54,459	188,385	206,319	500,358
Loss on sale of other real estate	-	-	-	(3,239)
Net change in fair value of financial instruments	197,665	(17,958)	271,182	270,322
Loan syndication fees	90,400	85,000	90,400	85,000
Other income	14,875	22,325	76,753	185,075
Total noninterest income	489,519	392,269	1,037,231	1,384,314

Noninterest expense:
Salaries, wages and employee benefits	395,915	391,000	1,175,163	1,155,616
Occupancy and equipment	253,981	241,950	755,115	720,587
Office operations and supplies	84,643	86,700	247,362	253,114
Marketing and public relations	3,056	9,016	11,865	36,736
Professional services	76,182	74,723	177,622	223,854
Data processing	95,509	93,025	290,861	302,320
Other real estate expense	28,440	65,955	58,326	103,516
Loan and collection costs	43,979	39,816	124,603	98,392
Deposit insurance assessments	27,000	30,000	72,000	87,000
Other operating	122,558	130,372	343,564	361,570
Total noninterest expense	1,131,263	1,162,557	3,256,481	3,342,705
Net income (loss) before income taxes	28,623	(99,641)	(289,295)	16,394
Provision for income taxes	-	-	-	-
Net income (loss)	$ 28,623	$ (99,641)	$ (289,295)	$ 16,394
Net income (loss) per common share—basic and diluted	$ 0.03	$ (0.12)	$ (0.35)	$ 0.02
Weighted average number of common shares	826,921	826,921	826,921	826,921
Comprehensive loss:
Net income (loss)	$ 28,623	$ (99,641)	$ (289,295)	$ 16,394
Unrealized gains on available for sale securities, net of taxes	4,835	(4,744)	39,800	85,841
Total comprehensive income (loss)	$ 33,458	$ (104,385)	$ (249,495)	$ 102,235

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2017

	Series A Preferred stock		Series B Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$ 993	-	-	826,921	$ 8,269	$14,752,644	$(12,038,281)	$(63,710)	$2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock	-	-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	993	1,350	13	826,921	8,269	15,427,631	(12,240,902)	(53,943)	3,142,061
Net loss	-	-	-	-	-	-	-	(115,297)	-	(115,297)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	25,198	25,198
Balance at June 30, 2017	99,342	993	1,350	13	826,921	8,269	15,427,631	(12,356,199)	(28,745)	3,051,962
Net income	-	-	-	-	-	-	-	28,623	-	28,623
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	4,835	4,835
Issuance of Series B Preferred Stock	-	-	500	5	-	-	249,995	-	-	250,000
Balance at September 30, 2017	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	$ (12,327,576)	$ (23,910)	$ 3,335,420

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2016

	Series A Preferred stock		Series B Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	99,342	$ 993	-	$-	826,921	$ 8,269	$ 14,752,644	$ (12,062,818)	$ (19,326)	$ 2,679,762
Net loss	-	-	-	-	-	-	-	(198,981)	-	(198,981)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	63,947	63,947
Balance at March 31, 2016	99,342	993	-	-	826,921	8,269	14,752,644	(12,261,799)	44,621	2,544,728
Net income	-	-	-	-	-	-	-	315,016	-	315,016
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	26,639	26,639
Balance at June 30, 2016	99,342	993	-	-	826,921	8,269	14,752,644	(11,946,783)	71,260	2,886,383
Net income	-	-	-	-	-	-	-	(99,641)	-	(99,641)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(4,744)	(4,744)
Balance at September 30, 2016	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (12,046,424)	$ 66,516	$ 2,781,998

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

	2017	2016

Cash flows from operating activities:
Net (loss) income	$ (289,295)	$ 16,394
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Credit to provision for loan losses	(91,000)	(50,000)
Amortization of premiums on investments, net	7,442	10,689
Depreciation on fixed assets	138,767	141,771
Net change in fair value of financial instruments	(271,182)	(270,322)
Gain on sale of loans	(206,319)	(500,358)
Loss on sale of other real estate owned	-	3,239
Proceeds from the sale of loans held-for-sale	2,174,935	5,070,979
Amortization of servicing asset	26,706	25,892
Loans originated for sale	(4,337,673)	(8,926,882)
Increase in accrued interest receivable and
other assets	(187,053)	(65,147)
(Decrease) increase in accrued interest payable and
other liabilities	(13,781)	17,714
Net cash used in operating activities	(3,048,452)	(4,526,031)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	324,771	5,213,099
Purchase of securities available-for-sale	(1,026)	(3,849,600)
Net decrease in loans	1,504,606	5,162,874
Purchase of bank premises and equipment	(22,121)	(76,584)
Proceeds from sale of other real estate	-	29,017
Net cash provided by investing activities	1,806,230	6,478,536

Cash flows from financing activities:
Net increase (decrease) in deposits	7,316,406	(3,134,799)
Net cash provided by (used) in financing activities	7,316,406	(3,134,799)
Net increase (decrease) in cash and cash equivalents	6,999,184	(1,182,294)
Cash and cash equivalents at beginning of period	7,802,831	10,782,098
Cash and cash equivalents at end of period	$ 14,802,015	$ 9,599,804
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 32,493	$ 47,763
Transfer of loans from held-for-sale to held as fair value	$ 437,211	$ 1,285,309

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2017 and December 31, 2016 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2017 and 2016.

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

2. Net Income (Loss) Per Share

The calculation of net income (loss) per share follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Basic:
Net income (loss) available to common shareholders	$ 28,623	$ (99,641)	$ (289,295)	$ 16,394
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net income (loss) per share-basic	$ 0.03	$ (0.12)	$ (0.35)	$ 0.02
Diluted:
Average common shares-diluted	826,921	826,921	826,921	826,921
Net income (loss) per share-diluted	$ 0.03	$ (0.12)	$ (0.35)	$ 0.02

The preferred stock is non cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income:

Three Months Ended September 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (43)	$ 14	$ (29)
Unrealized gain on securities:
Unrealized holding gain arising during period	8	(3)	5
Less: reclassification adjustment for gains (losses)
realized in net income
Other comprehensive income, net	$ (35)	$ (11)	$ (24)
Ending balance

Three Months Ended September 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ 106	$ (35)	$ 71
Unrealized gain on securities:
Unrealized holding gain arising during period	(5)	1	(4)
Less: reclassification adjustment for gains (losses)
realized in net income	-	-	-
Other comprehensive income, net	(5)	1	(4)
Ending balance	$ 101	$ (34)	$ 67

Nine Months Ended September 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (97)	$ 33	$ (64)
Unrealized gain on securities:
Unrealized holding gain arising during period	62	(22)	40
Less: reclassification adjustment for gains (losses)
realized in net income
Other comprehensive income, net
Ending balance	$ (35)	$ 11	$ (24)

Nine Months Ended September 30, 2016
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (29)	$ 10	$ (19)
Unrealized gain on securities:
Unrealized holding gain arising during period	$ 130	(44)	86
Less: reclassification adjustment for gains (losses)
realized in net income	-	-	-
Other comprehensive income, net	130	(44)	86
Ending balance	$ 101	$ (34)	$ 67

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (51)	$ 2,298
Government Sponsored Enterprises residential mortgage-backed securities	2,843	29	(14)	2,858
Investments in money market funds	131	-	-	131
	$ 5,323	$ 29	$ (65)	$ 5,287
December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,350	-	$ (82)	$ 2,268
Government Sponsored Enterprises residential mortgage-backed securities	3,193	25	(38)	3,180
Investments in money market funds	130	-	-	130
	$ 5,673	$ 25	$ (120)	$ 5,578

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2017, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years
Due after five years through ten years	2,349	2,298
Government Sponsored Enterprises residential mortgage-backed securities	2,843	2,858
Total debt securities	5,192	5,156
Investments in money market funds	131	131
	$5,323	$5,287

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the nine months ended September 30, 2017 and 2016.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	value	Losses

U.S. Government
agency securities	7	$ 1,330	$ (31)	$ 968	$ (20)	$ 2,298	$ (51)

Government Sponsored Enterprises residential
mortgage-backed securities	4	571	(5)	217	(9)	788	(14)
Total temporarily
impaired investment
Securities	11	$ 1,901	$ (36)	$ 1,185	$ (29)	$ 3,086	$ (65)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	value	Losses
U.S. Government
agency securities	7	$ 2,268	$ (82)	-	-	$ 2,268	$ (82)

Government Sponsored Enterprises residential
mortgage-backed securities	10	2,026	(38)	-	-	2,026	(38)
Total temporarily
impaired investment
Securities	17	$ 4,294	$ (120)	-	-	$ 4,294	$ (120)

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

As of September 30, 2017 and December 31, 2016, investment securities with a carrying value of $4,363,000 and $4,432,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	September 30, 2017	December 31, 2016
Commercial and industrial	$2,291	$ 2,149
Commercial real estate	20,591	21,488
Consumer real estate	1,841	2,232
Consumer loans other	807	966
Total loans	$25,530	$ 26,835

At December 31, 2016, the unearned discount totaled $11,000 and is included in the related loan accounts.  There were no unearned discounts at September 30, 2017.

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

All of these factors may be susceptible to significant change.  During the nine months ended September 30, 2017, the Bank did not change any of its qualitative factors in any segment of the loan portfolio.  In addition, the average historical loss factors were relatively unchanged as there were no charge-offs during the quarter.  Credits to the provision for the nine months ended September 30, 2017 and 2016 were primarily related to the decreases in the balance of commercial real estate loans as the origination of SBA loans that are accounted for at fair value are not included in the calculation of the allowance for loan losses. In addition, there was improvement in the eight-quarter rolling historical charge-offs related to commercial and industrial loans that resulted in a reduction in the required general allowance. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely affect earnings in future periods.

The following table presents an analysis of the allowance for loan losses.

(in 000's)		For the Three months ended September 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 74	$ 170	$ 8	$ 10	$ (10)	$ 252
Provision (credit) for loan losses	(65)	18	-	-	32	(15)

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	2	-	-	-	3
Net (charge-offs) recoveries	1	2	-	(1)	-	2

Ending balance	$ 10	$ 190	$ 8	$ 9	$ 22	$239

(in 000's)		For the Three months ended September 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 87	$ 245	$ 13	$ 10	$ -	$ 355
Provision (credit) for loan losses	41	(75)	(11)	-	-	(45)

Charge-offs	-	(1)	-	-	-	(1)
Recoveries	1	-	6	1	-	8
Net (charge-off) recoveries	1	(1)	6	1	-	7

Ending balance	$ 129	$ 169	$ 8	$ 11	$ -	$ 317

(in 000's)		For the Nine months ended September 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300
Provision (credit) for loan losses	(61)	(16)	(3)	(1)	(10)	(91)

Charge-offs	-	-	-	(4)	-	(4)
Recoveries	3	27	1	3	-	34
Net (charge-offs) recoveries	3	27	1	(1)	-	30

Ending balance	$ 10	$ 190	$ 8	$ 9	$ 22	$ 239

(in 000's)	For the Nine months ended September 30, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Total
Beginning balance	$ 151	$ 250	$ 8	$ 9	$ 418
Provision (credit) for loan losses	(25)	(39)	14	-	(50)

Charge-offs	-	(42)	(22)	(3)	(67)
Recoveries	3	-	8	5	16
Net (charge-offs)recoveries	3	(42)	(14)	2	(51)

Ending balance	$ 129	$ 169	$ 8	$ 11	$ 317

(in 000's)		September 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 70	$ -	$ -	$ -	$ 70
Loans collectively evaluated for impairment	10	120	8	9	22	169
	$ 10	$ 197	$ 8	$ 9	$ 22	$ 239

Loans, ending balance:
Loans individually evaluated for impairment	$ 319	$ 1,719	$ -	$ -	$ -	$ 2,038
Loans collectively evaluated for impairment	1,972	18,872	1,841	807	-	21,322
Total	$ 2,291	$ 20,591	$ 1,841	$ 807	$ -	$ 25,530

(in 000’s)			December 31, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 54	$ -	$ -	$ -	$ 54
Loans collectively evaluated for impairment	68	125	10	11	32	246
	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300

Loans, ending balance:
Loans individually evaluated for impairment	$ 352	$ 1,731	$ -	$ -	$ -	$ 2,083
Loans collectively evaluated for impairment	1,797	19,757	2,232	966	-	24,752
Total	$ 2,149	$ 21,488	$ 2,232	$ 966	$ -	$ 26,835

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ 26	$ -	$ -	$ 26	$ 823	$ 849
SBA loans	-	-	-	-	41	41
Asset-based	-	-	319	319	1,082	1,401
Total Commercial and industrial	26	-	319	345	1,946	2,291

Commercial real estate:
Commercial mortgages	661	-	1,280	1,941	9,105	11,046
SBA loans	-	-	244	244	210	454
Construction	-	-	-	-	406	406
Religious organizations	41	-	189	230	8,455	8,685
Total Commercial real estate	702	-	1,713	2,415	18,176	20,591

Consumer real estate:
Home equity loans	-	123	308	341	321	752
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	32	-	-	32	1,040	1,072
Total consumer real estate	32	123	308	463	1,378	1,841

Total real estate	734	123	2,021	2,878	19,554	22,432

Consumer and other:
Student loans	89	69	-	158	551	709
Other	-	2	-	2	96	98
Total consumer and other	89	71	-	160	647	807

Total loans	$ 849	$ 194	$ 2,340	$ 3,383	$ 22,147	$ 25,530

An age analysis of past due loans, segregated by class of loans, as of December 31, 2016 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ 33	$ 33	$ 857	$ 890
Asset-based	27	243	75	345	914	1,259
Total Commercial and industrial	27	243	108	378	1.771	2,149

Commercial real estate:
Commercial mortgages	-	11	1,270	1,281	10,104	11,385
SBA loans	-	162	93	255	-	255
Construction	-	-	-	-	542	542
Religious organizations	-	-	196	306	9,000	9,306
Total Commercial real estate	110	173	1,559	1,842	19,646	21,488

Consumer real estate:
Home equity loans	-	153	345	498	301	799
Home equity lines of credit	-	-	-	-	19	19
1-4 family residential mortgages	59	-	75	134	1,280	1,414
Total consumer real estate	59	153	420	632	1,600	2,232

Total real estate	169	326	1,979	2,474	21,246	23,720

Consumer and other:
Student loans	38	61	-	99	756	855
Other	-	1	-	1	110	111
Total consumer and other	38	62	-	100	866	966

Total loans	$ 234	$ 631	$ 2,087	$ 2,952	$ 23,883	$ 26,835

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans September 30, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 260	$ 341	$ 4	$ 26	$ 218	$ -	$ 849
SBA loans	-	-	41	-	-	-	41
Asset-based	-	839	243	-	243	76	1,401
	$ 260	$ 1,180	$ 288	$ 26	$ 461	$ 76	$ 2,291
Commercial real estate:
Commercial mortgages	$ -	$ 6,983	$ 2,253	$ 489	$ 1,092	$ 219	$ 11,046
SBA Loans	-	209	1	-	244	-	454
Construction	-	406	-	-	-	-	406
Religious organizations	53	7,602	736	105	189	-	8,685
	53	$ 15,200	$ 2,990	$ 594	$1,525	$ 219	$ 20,591

Total commercial loans	$ 313	$ 16,380	$ 3,278	$ 620	$ 1,986	$ 295	$ 22,882

(In 000's)		Residential Mortgage and Consumer Loans September 30, 2017
	Performing		Nonperforming		Total

Consumer Real Estate:
Home equity	$ 444		$ 308		$ 752
Home equity line of credit	17		-		17
1-4 family residential mortgages	1,072		-		1,072
	$ 1,533		$ 308		$ 1,841

Consumer Other:
Student loans	$ 709		$ -		$ 709
Other	98		-		98
	$ 807		-		$ 807

Total consumer loans	$ 2,340		$ 308		$ 2,648

(In 000's)			Commercial Loans December 31, 2016
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 260	$ 331	$ 9	$ 38	$ 252	$ -	$ 890
Asset-based	-	742	198	-	243	76	1,259
	260	1,073	207	38	495	76	2,149
Commercial real estate:
Commercial mortgages	-	8,193	1,375	537	1,059	221	11,385
SBA Loans	-	2	-	160	93	-	255
Construction	-	542	-	-	-	-	542
Religious organizations	49	8,201	751	109	196	-	9,306
	49	16,938	2,126	806	1,348	221	21,488

Total commercial loans	$ 312	$ 18,011	$ 2,333	$ 844	$ 1,843	$ 297	$ 23,637

			Residential Mortgage and Consumer Loans December 31, 2016

	Performing		Nonperforming	Total

Consumer Real Estate:
Home equity	$ 494		$ 345	$ 799
Home equity line of credit	19		-	19
1-4 family residential mortgages	1,339		75	1,414
	1,812		420	2,232

Consumer Other:
Consumer Installment	-		-	-
Student loans	855		-	855
Other	111		-	111
	966		-	966

Total consumer loans	$ 2,778		$ 420	$ 3,198

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  There were no partial charge-offs during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, there was a partial charge-off of $41,000 related to one commercial real estate loan for which there was a decline in the value of the underlying collateral.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of September 30, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Asset-based	$ 319	$ 319	$ -	$ 319	$ -
Total commercial and industrial	319	319	-	319	-

Commercial real estate:
Commercial mortgages	1,279	806	473	1,279	70
SBA Loans	248	248	-	248	-
Religious organizations	192	192	-	192	-
Total commercial real estate	1,719	1, 246	473	1,795	70

Total loans	$ 2,038	$ 1,565	$ 473	$ 2,038	$ 70

Impaired loans as of December 31, 2016 set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 33	$ 33	$ -	$ 33	$ -
Asset-based	319	319	-	319	-
Total commercial and industrial	352	352	-	352	-

Commercial real estate:
Commercial mortgages	1,321	807	473	1,281	54
SBA Loans	255	255	-	255	-
Religious organizations	195	195	-	195	-
Total commercial real estate	1,771	1,258	473	1,731	54

Total loans	$ 2,123	$ 1,610	$ 473	$ 2,083	$ 54

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
SBA loans	$ -	$ -	$ 39	$ -
Asset-based	243	-	398	-
Total commercial and industrial	243	-	437	-

Commercial real estate:
Commercial mortgages	1,355	-	1,280	1
SBA loans	245	-	162	-
Religious organizations	189	-	200	-
Total commercial real estate	1,789	-	1,642	1

Total loans	$ 2,032	$ -	$ 2,079	$ 1

(In 000's)	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
SBA loans	$ -	$ -	$ 39	$ -
Asset-based	261	-	398	-
Total commercial and industrial	261	-	437	-

Commercial real estate:
Commercial mortgages	1,355	-	1,422	5
SBA loans	249	-	304	3
Religious organizations	192	-	299	-
Total commercial real estate	1,796	-	2,025	8

Total loans	$2,057	$ -	$ 2,462	$ 8

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2017 and December 31, 2016.

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

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Beginning balance	$ 447	$ 447	$ 447	$ 480
Additions, transfers from loans	-	-	-	-
Sales	-	-	-	(33)
	447	447	447	447
Write-ups	-	-	-	-
Ending Balance	$447	$ 447	$ 447	$ 447

There were no loans in the process of foreclosure at September 30, 2017 and December 31, 2016.

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2017	December 31, 2016
Commercial real estate	$ 298	$ 298
Residential real estate	149	149
Total	$ 447	$ 447

The following table details the components of net expense (income) of other real estate owned:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Insurance	$ -	$ 3	$ 7	$ 9
Legal fees	-	-		16
Foreclosure expense	-	56		56
Professional fees		-	5	4
Real estate taxes	14	6	21	16
Utilities	1	1	2	2
Maintenance	13	-	22	-
Other	-	-	-	1
Total	$ 28	$ 66	$ 57	$ 104

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,298	$ -	$ 2,298	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,858	-	2,858	-
Money market funds	131	131	-	-
Total	$ 5,287	$ 131	$ 5,156	$ -
Loans held for sale	$ 9,827	$ -	$ 9,827	$ -
Loans held at fair value	$ 4,645	$ -	$ -	$ 4,645
Servicing asset	$ 330	$ -	$ -	$ 330

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agency securities	$ 2,268	$ -	$2,268	$ -
Government Sponsored Enterprises residential mortgage-backed securities	3,180	-	3,180	-
Money market funds	130	130	-	-
Total	$5,578	$130	$ 5,548	$ -
Loans held for sale	$7,794	$ -	$7,794	$ -
Loans held at fair value	$4,207	$ -	$ -	$ 4,207
Servicing asset	$ 313	$ -	$ -	$ 313

The fair value of the Bank’s AFS securities portfolio was approximately $5,287,000 and $5,578,000 at September 30, 2017 and December 31, 2016, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended September 30, 2017 and 2016.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	September 30, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2017 Range of inputs	December 31, 2016 Range of inputs
Loans held at fair value:	$4,645	$ 4,207	Discounted cash flow	Constant prepayment rate	7.73% to 9.76%	7.53% to 9.62%
				Weighted average discount rate	8.68% to 10.80%	8.11% to 10.58%
				Weighted average life	3.13 yrs to 9.77 yrs	3.05yrs to 9.95 yrs
				Projected default rate	0.72% to 5.17%	0.77% to 6.64%

(in 000’s)

Assets measured at fair value	September 30, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2017 Range of inputs	December 31, 2016 Range of inputs
Servicing asset	$330	$ 313	Discounted cash flow	Constant prepayment rate	5.38% to 9.79%	4.89% to 9.96%
				Weighted average discount rate	12.38% to 17.25%	10.50% to 15.31%
				Weighted average life	3.13 yrs to 9.56 yrs	3.05yrs to 9.70 yrs

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2016	$ 4,207	$ 313
Origination of loans/additions	437	39
Principal repayments/Amortization	(126)	(27)
Change in fair value of financial instruments	127	5
Balance at September 30, 2017	$ 4,645	$ 330

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2017 and December 31, 2016, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2017 and year ended December 31, 2016.

Carrying Value at September 30, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 9 months ended
Impaired Loans	$ 472	$ -	$ -	$ 472	$ -
Other real estate owned (“OREO”)	$ 447	$ -	$ -	$ 447	$ -

Carrying Value at December 31, 2016:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value gain (loss) during 12 months ended
Impaired Loans	$ 418	$ -	$ -	$ 418	$ -
Other real estate owned (“OREO”)	$ 447	$ -	$ -	$ 447	$ -

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At September 30, 2017 and December 31, 2016, the fair values shown above exclude estimated selling costs of $48,000.

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

Loans (other than impaired loans): The fair value of loans was estimated using a discounted cash flow analysis, which considered estimated prepayments, amortizations, and non-performance risk.  Prepayments and discount rates were based on current marketplace estimates and rates.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		September 30, 2017		December 31, 2016
	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$14,802	$14,802	$ 7,803	$ 7,803
Loans, net of allowance for loan losses	(1)	25,291	25,499	26,534	26,617
Servicing asset	Level 3	330	330	313	313
Accrued interest receivable	Level 2	157	157	141	141
Liabilities:
Demand deposits	Level 2	37,629	37629	28,497	28,497
Savings deposits	Level 2	11,704	11,704	11,735	11,735
Time deposits	(2)	8,625	8,586	10,411	10,,395
Accrued interest payable	Level 2	12	12	11	11

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

As of September 30, 2017 and December 31, 2016, the Bank’s tier one leverage capital ratio was 5.74% and 4.82%, respectively, and its total risk based capital ratio was 10.11% and 9.08%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

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

10.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported net income of approximately $29,000 for the quarter ended September 30, 2017 and a net loss of approximately $118,000 for the same quarter in 2016.  Additionally, the Company reported a net loss of approximately $289,000 for the nine months ended September 30, 2017 and a net loss of approximately $2,000 for the nine months ended September 30, 2016.  Further, the Company has entered into Consent Orders with the FDIC and the Department that, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk based capital ratio to 12.50%.  As of September 30, 2017, the Bank’s tier one leverage capital ratio was 5.74% and its total risk based capital ratio was 10.11%.  Assuming no change in average assets, the Bank’s capital would need to decline by $1,011,000 to be less than adequately capitalized.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

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

•Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified potential sources of external capital that is projected to be received in 2020.  This capital will be used to further strengthen the Bank’s balance sheet.

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

11.  Subsequent Events

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s tier one leverage capital ratio was 5.66% and its total risk based capital ratio was 11.91% that is considered “adequately capitalized” under the regulatory framework for prompt and corrective action.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

Beginning in March 2020, the onset of the COVID-19 pandemic has had an adverse economic effect on a global, national, and local level. Following the outbreak, market interest rates have declined significantly, as the 10-year Treasury bond fell below 1.00% in early March 2020 that could lead to a reduction in the Bank’s net interest margin.  In addition, this event may adversely affect asset quality related to the Company’s small business loan customers that have been affected by a reduction in their business operations because of government-imposed restrictions.  As a result, the Company has deferred loan payments as necessary for those customers that have been impacted by the pandemic.  The pandemic has also affected the way that the Company is conducting business. Since notice of the pandemic, the Company has temporarily closed its Center City branch office and consolidated all customer service activity at its Progress Plaza branch.  In addition, the Company has maintained limited on site presence of four employees or less in the Lending Department while all other employees work remotely in an effort to slow the spread of the pandemic. The full extent of the effect of the pandemic is not yet known.

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

Overview

The Company reported net income of approximately $ 29,000 ($ 0.03 per common share) for the quarter ended September 30, 2017 compared to a net loss of approximately $100,000 ($0.12 per common share) for the same quarter in 2016. The Company reported a net loss of approximately $289,000 ($0.35 per common share) for the nine months ended September 30, 2017 compared to net income of approximately $16,000 ($0.02 per common share) for the same period in 2016. The decline in financial performance from 2016 is primarily related to a reduction in SBA loan-related income as there were fewer originations in 2017. Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to be to increase SBA loan originations and sell the guaranteed portion in the secondary market for a gain.   During the nine months ended September 30, 2017, noninterest income totaling approximately $198,000 (including fair value adjustments) was recognized utilizing this strategy. Management continues its business development efforts to identify feeder organizations to grow its SBA loan pipeline.

General improvement has been made in reducing and controlling noninterest expense; however, there was an increase in legal fees and loan and collection related costs because of foreclosure activity during the year.  Also, the Bank continues to incur a higher level of professional service fees (audit and legal) because of its SEC filing requirements as a result of having in excess of 1,200 shareholders. While there has been some improvement in noninterest expense, management will continue to seek further savings and efficiencies, where possible.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s current capital levels; however, the net interest margin continues to be a significant source of strength. The low cost of funds is the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends have shown improvement during the quarter with a decline in nonperforming loans and delinquencies.  Forbearance, foreclosure and/or other appropriate collection methods will continue to be used as necessary to reduce the level of classified assets; however, these actions could result in significant loan and collection expense.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended September 30, 2017	Quarter ended September 30, 2016	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Statement of operations information:
Net interest income	$655	$626	$1,839	$1,925
Provision (credit) for loan losses	(15)	(45)	(91)	(50)
Noninterest income	490	392	1,037	1,384
Noninterest expense	1,131	1,163	3,256	3,343
Net income (loss)	29	(100)	(289)	16
Net income (loss) per share-basic and diluted	0.03	(0.12)	(0.35)	0.02

Balance Sheet information:	September 30, 2017	December 31, 2016
Total assets	$61,591	$ 53,612
Loans, net	25,121	26,535
Investment securities	5,287	5,578
Deposits	57,959	50,642
Shareholders' equity	3,335	2,660

Ratios*:	Quarter ended September 30, 2017	Quarter ended September 30, 2016
Return on assets	0.20%	(0.21)%
Return on equity	4.40%	(16.93)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $777,000, or 1.47% during the quarter ended September 30, 2017 compared to the quarter ended June 30, 2017. Average funding sources increased approximately $1,121,000, or 2.10%, during the same quarter.

Sources and Uses of Funds Trends

(dollars in 000’s)	September 30, 2017			June 30, 2017
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans	$ 37,408	$ (88)	(0.23%)	$ 37,496
Investment Securities	5,401	(102)	(1.85%)	5,503
Federal funds sold	10,503	966	10.13%	9,537
Balances with other banks	312	$ 1	0.32%	311
Total uses	$ 53,624	$ 777	1.47%	$ 52,847
Funding sources:
Demand deposits
Noninterest-bearing	$ 18,782	$ 489	2.67%	$ 18,293
Interest-bearing	15,117	1,196	8.59%	13,921
Savings deposits	11,745	(198)	(1.66%)	11,943
Time deposits	8,780	(366)	(4.00%)	9,146
Total sources	$ 54,424	$ 1,121	2.10%	$ 53,303

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $88,000, or 0.23%, during the quarter ended September 30, 2017 because of a reduction in SBA loan origination and funding coupled with SBA loan sales.  The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region.  This gap provides an opportunity for the Bank to continue to grow its SBA lending as a niche business.  Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $20 million, or 80%, of total loans at September 30, 2017 of which approximately $18.6 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2017 were approximately $8.7 million, or 43%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions might negatively impact the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2017	2016

Commercial and industrial:
Commercial	$ 849	$ 890
SBA loans	41	-
Asset-based	1,401	1,259
Total commercial and industrial	2,291	2,149

Commercial real estate:

Commercial mortgages	11,046	11,385
SBA loans	454	255
Construction	406	542
Religious organizations	8,685	9,306
Total commercial real estate	20,591	21,488

Consumer real estate:
Home equity loans	752	799
Home equity lines of credit	17	19
1-4 family residential mortgages	1,072	1,414
Total consumer real estate	1,841	2,232

Total real estate	22,432	23,720

Consumer and other:
Student loans	709	855
Other	98	111
Total consumer and other	807	966
	(239)	(300)
Loans, net	$ 25,291	$ 26,535

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor, as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 0.94% at September 30, 2017 compared to 1.12% at December 31, 2016 because of a decrease in the historical loss factor for commercial and industrial loans related to net collection activity over the rolling eight quarter period.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $2,038,000 at September 30, 2017 compared to $2,083,000 at December 31, 2016. The valuation allowance associated with impaired loans was approximately $70,000 and $54,000 at September 30, 2017 and December 31, 2016, respectively. The decrease in impaired loans is attributable to repayment activity associated with several loans. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2017 and December 31, 2016, loans to religious organizations represented approximately $192,000 and $195,000, respectively, of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 10.21% down from 11.04% at December 31, 2016.  The level of nonperforming loans to total loans decreased from 10.13% at December 31, 2016 to 9.91% at September 30, 2017 as a result of collection activity related to loans greater than 90 days and still accruing.   Approximately 86% of nonperforming loans are secured by real estate that serves to mitigate the risk of loss.

Loans more than 90 days past due that are still in the process of collection for which the full payment of principal and interest can reasonably be expected are not considered nonperforming.  The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2017	December 31, 2016
Commercial and industrial:
Commercial	$ -	$ 33
Asset-based	319	75
Total commercial and industrial	319	108

Commercial real estate:
Commercial mortgages	1,280	1,270
SBA loans	244	93
Religious organizations	189	196
Total commercial real estate	1,713	1,559

Consumer real estate:
Home equity loans	308	345
1-4 family residential mortgages	-	75
Total consumer real estate	308	420

Total real estate	2,021	1,979

Total nonaccrual	2,340	2,087
Total past due 90 days and accruing	194	631
OREO	447	447
Total nonperforming assets	$ 2,981	$ 3,165

Nonperforming loans to total loans	9.91%	10.13%
Nonperforming assets to total loans and OREO	11.46%	11.60%
Nonperforming assets to total assets	4.84%	5.90%

Allowance for loan losses as a percentage of:
Total loans	0.94%	1.12%
Total nonperforming loans	10.21%	11.04%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2017	December 31, 2016
Commercial and industrial
Asset-based	$ -	$ 243
Total commercial and industrial	-	243

Commercial real estate:
SBA loans	-	162
Commercial mortgages	-	11
Total commercial real estate	-	173

Consumer real estate:
Home equity loans	123	153
Total consumer real estate	123	153

Consumer and other:
Student loans	69	61
Other	2	1
Total consumer and other	71	62
Total	$194	$ 631

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $102,000, or 1.85%, during the quarter ended September 30, 2017. The decline was primarily related to mortgage-backed security paydowns during the quarter.

The average yield on the investment portfolio declined to 2.23% for the nine months ended September 30, 2017 compared to 2.12% for the nine months ended September 30, 2016.  The increase is related to market rate shifts during the year that affect the prepayment rates of mortgage-backed securities.  Amortizing GSE mortgage-backed securities approximate 55% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cashflow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2017, average deposits increased approximately $1,121,000, or 2.10%. At quarter-end, September 30, 2017, there was increase of $4.5 million in demand deposits related to one small business customer who is a general contractor as well as a $2.3 million deposit from another nonprofit entity related the receipt of its annual grant.

Average interest bearing demand deposit increased by $1,196,000, or 8.59% primarily related to one customer that receives grant funds that are generally utilized within a 6-month period.

Noninterest bearing checking account balances increased on average by $489,000, or 2.67%, during the quarter ended September 30, 2017.   As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

Average savings deposits decreased by approximately $198,000, or 1.66%, because of normal attrition.

Time deposit accounts decreased on average by approximately $366,000, or 4.00%, during the quarter primarily because of the discontinuance of a Minority Deposit Program the Bank participated in with the US Department of Energy.

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

	September 30, 2017	December 31, 2016
Commitments to extend credit	$7,393,000	$3,784,000
Standby letters of credit	317,000	317,000

The level of commitments increased during the six months ended September 30, 2017 primarily as a result of SBA loans that were approved but not funded.  Approximately $1 million of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2017, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $14.8 million, or 24.03% of total assets, compared to $7.8 million, or 14.5%, at December 31, 2016.  The increase is related to a $4.5 million short-term increase in demand deposits related to one small business customer who is a general contractor as well as a $2.3 million deposit from another nonprofit entity related the receipt of its annual grant.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At September 30, 2017, a positive gap position is maintained on a cumulative basis through 1 year of 11.87% that is excess the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and an increase from the December 31, 2016 positive gap position of 9.14%. This position is caused by an increasing level of loans maturing and/or repricing in one to three months due to the Banks’ growing variable rate SBA loan portfolio and a high level of federal funds sold. This position makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates in the near future.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2017, the change in the market value of equity in a +200 basis point interest rate change is -12.6%, below the policy limit of 25%, and -22.2% in a +400 basis point interest rate change, below the policy limit of -50%.  Interest-rate exposure is considered reasonable and manageable at September 30, 2017.

Capital Resources

Total shareholders’ equity increased approximately $675,000, or 25.40%, during the nine months ended September 30, 2017. The increase is attributable to a preferred stock investments totaling $925,000 offset by the net loss of approximately $289,000.     In March 2017, the Bank received a $675,000 equity investment from a financial institution in the region.  In September 2017, the Bank received an equity investment of $250,000 from another financial institution in the region.

The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood.  A concentrated effort will be made to stabilize and strengthen the Bank’s capital through the generation of core profitability from Bank operations and external investment.    As referenced in Note 11, Subsequent Events, in April 2019, the Bank received a grant of $2.5 million from the City of Philadelphia that flowed into retained earnings. Further, in September 2020, the Bank received a $3.4 million grant from the PA CDFI Network of which $2.8 million was recorded as contributed capital.

On January 1, 2015, new regulatory risk-based capital rules became effective. These new capital requirements commonly referred to as “Basel III” regulatory reforms increased the minimum Tier I capital ratio in order to be considered well-capitalized from 6.0% to 8.0%. In addition, a new capital ratio, the Common Equity Tier I ratio was introduced, with a minimum, well-capitalized level of 6.5%. The new rules provided for smaller banking institutions (less than $250 billion in consolidated assets) an opportunity to make a one-time election to opt out of including most elements of accumulated other comprehensive income in regulatory capital. Importantly, the opt-out excludes from regulatory capital not only unrealized gains and losses on available-for-sale debt securities, but also accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit postretirement plans. On April 30, 2015, in connection with the filing of its March 31, 2015 Call Report, the Bank elected to opt-out of including these items in regulatory capital. For more information regarding Basel III, refer to Part I, Item 1 of the Company’s 2015 Annual Report on Form 10-K, under the heading “Capital Adequacy.” There is no official regulatory guideline for the tangible common equity to tangible asset ratio.

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

At September 30, 2017, capital benchmarks as required by the Consent Order were not met; however, as referenced in the table below, ratios exceed the Prompt Corrective Action minimums to be considered “Adequately Capitalized”.  Management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

	Actual September 30, 2017		Actual December 31, 2016		Minimum to be “Well Capitalized”
	Amount	Ratio			Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,492	10.23%	$2,897	9.08%	$ N/A
Bank	3,454	10.11	2,897	9.08	3,415	10.00%
Tier I capital to risk weighted assets
Company	3,253	9.53	2,597	8.14	N/A
Bank	3,215	9.41	2,597	8.14	2,732	8.00%
Common equity Tier I capital to risk weighted assets
Company	3,253	9.53	2,597	8.14	N/A
Bank	3,215	9.41	2,597	8.14	2,220	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,253	5.80	2,597	4.82	N/A
Bank	3,215	5.74	2,597	4.82	2,803	5.00%
Tangible common equity to tangible assets
Company	3,253	5.80	2,597	4.82	N/A	N/A
Bank	3,215	5.74	2,597	4.82	N/A	N/A

Results of Operations

Summary

The Company reported net income of approximately $ 29,000 ($ 0.03 per common share) for the quarter ended September 30, 2017 compared to a net loss of approximately $100,000 ($0.12 per common share) for the same quarter in 2016. The Company reported a net loss of approximately $289,000 ($0.35 per common share) for the nine months ended September 30, 2017 compared to a net income of approximately $16,000 ($0.02 per common share) for the same period in 2016. The decline in financial performance from 2016 is primarily related to a reduction in SBA loan-related income as there were fewer originations in 2017. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

		Three months ended September 30, 2017			Three months ended September 30, 2016
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	$37,408	$612	6.54%	$41,494	$601	5.79%
Investment securities	5,401	30	2.22	6,653	35	2.12
Federal funds sold	10,503	32	1.22	5,118	6	0.47
Interest bearing balances with other banks	312	-	-	311	-	-
Total interest-earning assets	53,624	674	5.03	53,576	642	4.80
Interest-bearing liabilities
Demand deposits	15,117	7	0.19	13,860	6	0.18
Savings deposits	11,745	1	0.03	11,787	1	0.03
Time deposits	8,780	11	0.50	11,582	9	0.32
Total interest-bearing liabilities	35,642	19	0.21	37,229	16	0.17
Net interest income		$655			$626
Net yield on interest-earning assets			4.89%			4.67%

		Nine months ended September 30, 2017			Nine months ended September 30, 2016
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans	37,648	$1,729	6.12%	$39,159	$1,830	6.23%
Investment securities	5,507	92	2.23	7,136	120	2.25
Federal funds sold	8,878	69	1.04	6,556	23	0.47
Interest bearing balances with other banks	311	1	0.43	311	1	0.43
Total interest-earning assets	52,344	1,891	4.82	53,162	1,974	4.95
Interest-bearing liabilities
Demand deposits	14,194	19	0.18	13,102	18	0.19
Savings deposits	11,848	4	0.05	11,545	4	0.05
Time deposits	9,327	29	0.41	11,872	27	0.30
Total interest-bearing liabilities	35,279	52	0.20	36,519	49	0.18
Net interest income		$1,839			$1,925
Net yield on interest-earning assets			4.68%			4.83%

For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $30,000, or 4.75%, for the quarter ended September 30, 2017 compared to 2016. Net interest income declined approximately $86,000, or 4.46%, for the nine months ended September 30, 2017 compared to 2016.  The increase for the quarter is primarily related to an increase in the yield on loans and Fed Funds Sold compared to 2016.  The decrease for the nine months is due to the decline in yield on loans is because of an increase in nonaccrual loans.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2017 compared to 2016			Three months ended September 30, 2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (62)	$73	$ 11	$ 8	$ 4	$ 12
Investment securities	(6)	1	(5)	(5)	(3)	(8)
Federal funds sold	6	20	26	(2)	3	1
Interest bearing balances with other banks			-	-	-	-
Total Interest-earning assets	(62)	94	32	1	4	5
Interest paid on:
Demand deposits	1	-	1	-	-	-
Savings deposits	-	-	-	-	2	2
Time deposits	(2)	4	2	(1)	1	-
Total interest-bearing liabilities	(1)	4	3	(1)	3	2
Net interest income	$ (61)	$ 90	$ 29	$ -	$ 7	$ 7

	Nine months ended September 30, 2017 compared to 2016			Nine months ended September 30, 2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (16)	$ (85)	$(101)	$ (191)	$ 187	$ (4)
Investment securities	(30)	2	(28)	(12)	(3)	(15)
Federal funds sold	5	41	46	1	13	14
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	(41)	(42)	(83)	(202)	197	(5)
Interest paid on:
Demand deposits	-	-	-	(1)	-	(1)
Savings deposits	-	-	-	-	-	-
Time deposits	(6)	9	3	(2)	-	(2)
Total interest-bearing liabilities	(6)	9	3	(3)	-	(3)
Net interest income	(35)	(51)	(86)	$ (199)	$ 197	$ (2)

For the quarter ended September 30, 2017 compared to the same period in 2016, there was a decrease of approximately $61,000 due to changes in volume offset by an increase of approximately $90,000 due to changes in rate. The increase in rate is related to the increase in the prime rate from 3.75% at December 2016 to 4.25% at September 2017.  For the nine months ended September 30, 2017 compared to the same period in 2016, there was a decrease in net interest income of approximately $35,000 due to changes in volume and a decrease of approximately $51,000 due to changes in rate. The rate decline was a result of several higher yielding rate commercial loans re-setting at lower rates as well as an increase in nonaccrual loans. Also, in 2016, the payoff of principal and interest on nonaccrual loans served to increase the yield on loans.

Provision for Loan Losses

There was a credit to the provision for loan losses of $15,000 for the quarter ended September 30, 2017 compared to a credit to the provision of $45,000 for the same quarter in 2016. There was a credit to the provision for loan losses of $91,000 for the nine months ended September 30, 2017 compared to a credit to the provision of $50,000 for the same period in 2016. The decrease in provisions is primarily related to lower loan originations, loan payoff activity as well as a reduction net charge-offs and related historical loss factors.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $115,000, or 30.88%, for the quarter ended September 30, 2017 compared to the same quarter in 2016. Noninterest income decreased approximately $329,000, or 24.07%, for the nine months ended September 30, 2017 compared to the same period in 2016.  The decline is primarily related to a reduction in SBA loan origination volume.

Customer service fees increased approximately $15,000, or 17.48% for the quarter ended September 30, 2017 compared to 2016.   ATM activity fees increased by approximately $3,000, or 8.89%, for the quarter ended September 30, 2017 compared to the same period in 2016. Customer service fees increased approximately $36,000, or 13.76% for the nine months ended September 30, 2017 compared to 2016.  ATM activity fees increased by approximately $10,000, or 11.45%, for the nine months ended September 30, 2017 compared to the same period in 2016.   The increase in customer service fees is the result of a higher level of overdraft fees related to several business customers.   The increase in ATM fees is related to higher volume at several of the Bank’s ATM locations where welfare benefits are retrieved using debit cards. However, in general, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $252,000 and $152,000, respectively, for the three months ended September 30, 2017 and 2016, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The Bank recognized income of approximately $477,000 and $752,000, respectively, for the nine months ended September 30, 2017 and 2016.  The decline is related to lower SBA loan origination volume in 2017 compared to 2016.  Management seeks to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Noninterest Expense

Salaries and benefits increased approximately $5,000, or 1.26%, for the quarter ended September 30, 2017 compared to 2016 because of an increase in medical insurance costs during the policy renewal period in March.  Salaries and benefits increased approximately $20,000, or 1.69%, for the nine months ended September 30, 2017 compared to 2016. The increase is primarily related to a cost of living increase for Bank employees.

Occupancy and equipment expense increased approximately $12,000, or 4.97%, for the quarter ended September 30, 2017 compared to 2016. Occupancy and equipment expense increased approximately $35,000, or 4.79%, for the nine months ended September 30, 2017 compared to 2016.  The increase is primarily related to higher common area maintenance expenses for the Bank’s leased branches as well as maintenance fees related to its loan analysis and monitoring platform.

Office operations and supplies expense decreased by approximately $2,000, or 2.37%, for the quarter ended September 30, 2017 compared to 2016.  Office operations and supplies expense decreased approximately $6,000, or 2.27%, for the nine months ended September 30, 2017 compared to 2016.  In 2017, the Bank converted to a new teller platform that resulted in the use of fewer forms.

Professional services expense increased by approximately $1,000, or 1.95%, for the quarter ended September 30, 2017 compared to 2016.  Professional services expense decreased approximately $46,000, or 20.65%, for the nine months ended September 30, 2016 compared to the same period in 2016 as a result of decreased audit cost as the Bank is in the process of transitioning to a new external audit firm.

Data processing expense increased approximately $2,000, or 2.67%, for the quarter ended September 30, 2017 compared to 2016.  Data processing expense decreased approximately $11,000, or 3.79%, for the nine months ended September 30, 2017 compared to 2016. The decrease is primarily related to negotiated contract price reductions in conjunction with an extension of the Bank’s core servicing contract.

Federal deposit insurance assessments decreased $3,000, or 10.00%, for the quarter ended September 30, 2017 compared to 2016. Federal deposit insurance assessments decreased $15,000, or 17.24%, for the nine months ended September 30, 2017 compared to 2016.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses decreased approximately $38,000, or 56.88%, for the quarter ended September 30, 2017 compared to 2016.  Net other real estate expenses decreased approximately $45,000, or 43.66%, for the nine months ended September 30, 2017 compared to 2016. The reduction is related to the stabilization of property values that required no further write-downs compared to 2016.

Loan and collection expenses increased approximately $4,000, or 10.46%, for the quarter ended September 30, 2017 compared to 2016. Loan and collection expenses increased approximately $26,000, or 26.64%, for the nine months ended September 30, 2017 compared to 2016. The increase is related to expenses associated with appraisals, sheriff sale and legal fees related to collection activity.

Other operating expenses decreased approximately $8,000, or 5.99%, for the quarter ended September 30, 2017 compared to 2016. Other operating expenses decreased approximately $18,000, or 4.98%, for the nine months ended September 30, 2017 compared to 2016. The decrease is a result of a reduction in the Bank’s Pennsylvania Bank Shares Tax because of a change in the tax computation methodology.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of September 30, 2017 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

In June 2017, to address the material weaknesses, the Bank established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that were in existence as of September 30, 2017. Additional changes will be implemented as determined necessary.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.5% and its total risk based capital ratio to 12.5%.  As of September 30, 2017, the Bank’s tier one leverage capital ratio was 5.74% and its total risk based capital ratio was 10.11%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.

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