Form 10-K
period 2017-12-31
UNITED BANCSHARES INC /PA
filed 2021-05-24
CIK 944792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐No ☒

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

Yes ☐     No ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [not applicable ] on June 30, 2020.   Not applicable, the Registrant shares are not publicly traded.

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $.01 par value Common Stock and 500,000 shares of $.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A and 7,000 as Series B for which there were 99,442 and 1,850 shares are issued, respectively as of April 30, 2021.

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

As of April 30, 2021 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 826,921.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 53 through 55.  There are 101 pages in this report.

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

As of April 30, 2021, UBS and the Bank had a total of 17 employees.

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

The Bank conducts all its banking activities through its two offices located as follows: (i)Center City 30S 15th Street, Philadelphia, Pennsylvania, and (ii) Progress Plaza Branch 1501 North Broad Street, Philadelphia, Pennsylvania.   Through its locations, the Bank offers a broad range of commercial and consumer banking services.  At December 31, 2017, the Bank had total deposits aggregating approximately $55 million and had total net loans outstanding of approximately $40 million, including $10.8 million held for sale.  Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

The city of Philadelphia is comprised of 381 census tracts and, based census data, 250 or 65% of these are designated as low to moderate-income tracts while 105 or 27.3% are characterized both as low to moderate-income and minority tracts.  The Bank’s primary service area consists of a population of 1,584,064, which includes a minority population of 874,403.

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

A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. Although the Bank’s internal Loan Policy limit is $500,000 per borrower, its maximum legal lending limit was approximately $851,000 per borrower based on 15% of its current capital level at April 30, 2021.

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

Access to the Bank’s Website and the United States Securities and Exchange Commission Website

Reports filed electronically by United Bancshares, Inc. with the Securities and Exchange Commission including proxy statements, reports on Form 10-K, reports on Form 10-Q, and current event reports on Form 8–K, as well as any amendment of those reports, and other information about UBS and the Bank are accessible at no cost on the Bank’s website at www.ubphila.com  under the “investor information” section.  These files are also accessible on the Commission’s website  at  www.sec.gov.

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

Capital Adequacy

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements to be considered “well capitalized”.  The Company and the Bank are each generally required to maintain a minimum ratio of common equity Tier I capital, Tier I Capital, and total capital to risk rated assets of 6.5%, 8% and 10%, respectively, to be “well capitalized” and 4.5%, 6% and 8%, respectively, to be “adequately capitalized”.  At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles.  The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance.  Common equity Tier I Capital is generally defined as common equity and retained earnings.  Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations.  Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness.  Under the federal banking regulations, a financial institution would be deemed to “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements described above.  A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk based capital ratio that is less than 6%, Tier I risk based capital ratio is less than 3%, or a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%. If an institution is deemed to be critically undercapitalized for four quarters, with certain exceptions, that institution will be placed in receivership. UBS and the Bank are “well capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

On January 31, 2012, the Bank entered into a Consent Order (“Order) with its primary regulators that requires the development of a written capital plan (“Capital Plan”) that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.

In an effort to restore the Bank to profitability and increased capital levels, its regulators, FDIC and Department of Banking amended and restated the prior Order on April 25, 2018.  This amended Order serves as a prescriptive Restoration Plan providing benchmarks for capital, earnings and asset quality.  The Board of Directors is optimistic about the Bank’s ability to achieve the requirements as stated.  This Order represents a more tailored approach by regulators to strengthen and preserve minority-owned financial institutions like United Bank of Philadelphia.  The priority for the Board of Directors and management is to promptly comply with the Order. Additional information can be found in Note 13 to the Consolidated Financial Statements.

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

As of December 31, 2017, UBS and the Bank are “well capitalized” and will seek to continue to strengthen capital ratios with new external capital as well as retained earnings.

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

The Sarbanes-Oxley Act of 2002 (The” SOX Act”)

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In accordance with the requirements of Section 404(a) of the Sarbanes-Oxley Act, management’s report on internal controls is included herein at Item 9. The Dodd-Frank Act permanently exempts non-accelerated filers from the auditor attestation requirement of the Act.

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

Requirement	Status as of December 31, 2020

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

New board members are being actively sought to join the board.

Complete audited financial statements for 2016, 2017, and 2018.	Management has completed 2016 and is actively working with its auditors to complete all audited financial statements for each year through 2019.

Formulate and implement a Restoration/Strategic Plan to increase profitability reduce expenses and improve operating performance and related ratios.	A three year Restoration/Strategic Plan was prepared and submitted to regulators as required.

Develop and implement a Strategic Plan for each year during which the orders are in effect, to be revised annually;	A comprehensive Restoration/Strategic Plan was prepared and submitted to regulators as required.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, by September 2019;

A capital plan with quarterly benchmarks was prepared and submitted to regulators as required. At September 30, 2020, the required ratios were met.

Formulate a written plan to improve asset quality and reduce the Bank’s risk positions in assets classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with benchmarks measured against capital was prepared and submitted as required. Benchmarks as required were met as of September 30, 2020.

Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports have been prepared and submitted as required.

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

At December 31, 2017 and 2016, the Bank’s tier one leverage capital ratio was 5.51% and 4.82%, respectively, and its total risk based capital ratio was 10.11% and 9.08%, respectively.  The tier one leverage ratio improved primarily as a result of the issuance of $925,000 of Series B preferred stock. The risk based capital ratio also improved as a result of the preferred stock issuance and a slight shift in the composition of the Bank’s balance sheet to include a lower level of loans.  Management developed a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments.

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

4.In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $2.8 million of this grant was recorded as contributed capital and $617,000 was recorded as deferred revenue.  The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk based capital ratio to 12.5%.  As of December 31, 2017, the Bank’s tier one leverage capital ratio was 5.51% and its total risk based capital ratio was 10.11%.  See the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.

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

The fair value of loans held for sale and loans held at fair value may not be realizable

The Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market and the un-guaranteed portion is retain after that sale.  The full amount of these loans is carried at fair value.  For the guaranteed portion, valuation is determined using actual market bids for the specific loans held or for loan sales for similar assets in the marketplace that have occurred near the valuation date.  Fair value of the unguaranteed portion is estimated based on the present value of future cash flows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries which is based primarily on the risk spread to LIBOR spot curve.  Accordingly the fair value determinations of these loans could be negatively impacted by changes in interest rates as well as volatility in prepayments and occurrences of default.

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

Co-terminous with this lease, the Bank also leases retail space on the ground level of the Graham Building in which it operates a retail branch and an ATM. The Bank’s average aggregate gross monthly rental is approximately $7,300.

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

Progress Plaza Branch

The Bank leases a branch facility located at 1501 North Broad Street, Philadelphia, Pennsylvania.  The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis.   This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault.  The average aggregate monthly rental for this facility is $6,180 per month.

Mt. Airy Branch

The Bank leases a branch at 1620 Wadsworth Avenue, in the Mt. Airy section of Philadelphia. This facility is located in a densely populated residential neighborhood and in close proximity to small businesses/retail stores. In January 2010, this lease was renewed for ten (10) years.  This facility, comprising a retail banking lobby, teller area, offices, and vault and storage space is currently leased at a monthly rental of approximately $6,700 plus real estate taxes and common area maintenance expenses.  Effective October 19, 2018, the Bank closed this branch as a result of a decline in foot traffic and deposit levels over the past several years.  Although closed, the Bank remained responsible for the monthly lease expense through expiration in December 2019.

ATM Network

To enhance its accessibility and generate fee income, United Bank of Philadelphia currently operates 13 automated teller machines (ATMs)—2 at branch locations and 11 in remote locations.  ATM fees increased during the year ended December 31, 2017 compared to the same period in 2016. The increase in ATM fees is related to higher volume at several of the Bank’s ATM locations where welfare benefits are retrieved using debit cards. However, in general, ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

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

There were no common stock transactions in 2017.

As of April 30, 2021 there were 3,128 shareholders of record of UBS’ voting Common Stock.

Preferred Stock

During 2017, the Company sold 1,850 shares of Series B Preferred Stock at $500 per share, with a par value of $0.01 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation instruments outstanding at December 31, 2017.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013	2012

Net interest income	$2,469	$2,521	$2,518	$2,857	$2,815	$2,946
(Credit) provision for loan losses	(82)	(69)	(68)	162	75	453
Noninterest income	1,491	1,923	1,397	1,377	1,407	1,525
Noninterest expense	4,362	4,489	4,478	4,416	4,816	5,034
Net income (loss)	(319)	25	(495)	(343)	(669)	(1,016)
Net income (loss) per share – basic	(0.39)	0.03	(0.57)	(0.32)	(0.63)	(0.95)
Net income (loss) per share – diluted	(0.39)	0.03	(0.57)	(0.32)	(0.63)	(0.95)

Balance sheet totals:
Total assets	59,009	53,612	$58,984	$60,464	$60,751	$65,616
Net loans	25,546	26,535	33,101	40,127	41,424	40,298
Investment securities	5,145	5,578	7,572	8,540	9,580	12,922
Deposits	55,455	50,642	55,962	56,962	57,110	60,977
Shareholders’ equity	3,281	2,660	2,680	3,181	3,210	4,240
Ratios:
Tier 1 Leverage ratio	5.58%	4.82%	4.57%	5.18%	5.67%	6.00%
Tangible common equity ratio	0.00%	0.15%	1.15%	1.00%	1.04%	2.52%
Equity to assets ratio	5.56%	4.96%	4.54%	5.13%	6.50%	7.37%
Return on average assets	(0.56)%	0.05%	(0.83)%	(0.57)%	(1.06)%	(1.44)%
Return on average equity	(9.79)%	0.23%	(15.20)%	(11.05)%	(16.26)%	(19.53)%

*Tangible common equity ratio is calculated as total equity less preferred stock and accumulated other comprehensive income divided by total tangible assets.

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

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures. (Refer to Note 1 and Note 4 of the notes to the consolidated financial statements.)

The Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at fair value based on a loan-by-loan valuation using actual market bids.  Any change in the balance of the loan and its fair value is recorded as income or expense in each reporting period.  When the guaranteed portion of the loan is sold, the gain on the sale is reduced by the income previously recognized as part of the fair value adjustment. (Refer to Note 1 and Note 11 of the notes to the consolidated financial statements.)

The Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  Fair value of these loans is estimated based on the present value of future cash flows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries. (Refer to Note 1 and Note 11 of the notes to the consolidated financial statements.)

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

The Company reported a net loss of approximately $319,000 ($0.39 per common share) for the year ended December 31, 2017 compared to a net income of approximately $25,000 ($0.03 per common share) for the year ended December 31, 2016. In 2017, the decrease in net income is primarily related to a decrease in income derived from the Company’s fair value accounting for loans and a decrease in gains on sale of loans, partially offset by an increase in loan syndication income.  Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services.  The following actions are crucial to enhancing the Company’s future financial performance:

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

•External equity investments— Utilizing a CRA platform, instead of seeking one large investor, the Board will continue to solicit a number of smaller investments from institutional and individual investors.  During 2017, the Company received external investments of $925,000 from other financial institutions through issuance of Series B Preferred Stock.

•Performance grants---Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention.  The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

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

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends showed some improvement during the year with a decline in classified assets, nonperforming loans and delinquencies. Nonaccrual and greater than 90 day delinquent loans declined from approximately $2.7 million at December 31, 2016 to $1.7 million at December 31, 2017. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices.  In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during bi-weekly Asset Quality Committee meetings. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan originations and selling the guaranteed portion in the secondary market for a gain. Although noninterest income utilizing this strategy declined from approximately $1.1 million during 2016 to $387,000 during 2017, management will continue to target SBA loans that can be fully funded at closing to avoid lengthy construction delays that extend the secondary market eligibility and recognition of income.

Total noninterest expense decreased slightly during 2017 compared to 2016. While expense reductions were achieved in professional fees and other real estate owned expenses, personnel, occupancy and loan collection expense increased.  Management will seek additional expense reductions, where possible, including in occupancy, branch operations, data processing and other bank operating costs.

Another challenge to increased earnings was the restriction on asset growth because of the Bank’s current capital levels; however, the Bank’s net interest margin has remained a significant strength at 4.52%.   The low cost of funds was the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

Results of Operations

In 2017, the Company recorded a net loss of approximately $319,000 ($0.39 per share) compared to net income of approximately $25,000 ($0.03 per share) in 2016.  A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	balance	Interest	rate
Assets:
Interest-earning assets:
Loans	$39,418	$2,314	5.87%	$39,538	$2,403	6.08%	$42,103	$2,392	5.68%
Investment securities	5,451	122	2.24	6,828	152	2.23	7,796	179	2.30
Time deposits with other banks	311	1	0.32	311	1	0.32	311	1	0.32
Federal funds sold	9,407	104	1.11	6,494	31	0.48	6,842	15	0.22
Total interest-earning assets	54,587	2,541	4.65	53,171	2,587	4.87	57,052	2,587	4.53
Noninterest-earning assets:
Cash and due from banks	1,914			1,291			1,773
Premises and equipment, net	316			451			522
Other assets	910			1,235			1,126
Less allowance for loan losses	(252)			(377)			(615)
Total	$57,475			$55,771			$59,858
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$14,539	$26	0.18%	$13,297	$ 24	0.18%	$13,758	$ 25	0.18%
Savings deposits	11,790	6	0.05	11,590	6	0.05	11,959	6	0.05
Time deposits	9,208	40	0.43	11,724	36	0.31	14,931	38	0.25
Total interest-bearing liabilities	35,537	72	0.20	36,611	66	0.18	40,648	69	0.17
Noninterest-bearing liabilities:
Demand deposits	18,421			16,105			15,709
Other	255			225			245
Shareholders’ equity	3,262			2,830			3,256
Total	$57,475			$55,771			$59,858
Net interest income		$2,469			$2,521			$2,518
Spread			4.45%			4.69%			4.36%
Net yield on interest-earning assets			4.52%			4.74%			4.41%

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

Net interest income totaled approximately $2,469,000 in 2017 and approximately $2,521,000 in 2016, a decrease of approximately $52,000, or 2.1%.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2017 compared to 2016			2016 compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ (7)	$ (83)	$ (90)	$(142)	$153	$11
Investment securities	(31)	1	(30)	(24)	(3)	(27)
Time deposits with other banks	-	-	-	-	-	-
Federal funds sold	9	64	73	(1)	17	16
Total Interest-earning assets	(29)	(18)	(47)	(167)	167	-
Interest paid on:
Demand deposits	2	-	2	(1)	-	(1)
Savings deposits	-	-	-	-	-	-
Time deposits	(7)	10	3	(8)	6	(2)
Total interest-bearing liabilities	(5)	10	5	(9)	6	(3)
Net interest income	$ (24)	$ (28)	$ (52)	$ (158)	$ 161	$3

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

During 2017, there was a decrease in net interest income of approximately $52,000. This was comprised of a decrease due to volume of approximately $24,000 and a decrease of approximately $28,000 due to changes in rates. During 2016, there was an increase in net interest income of approximately $3,000 due to a decrease in volume of approximately $158,000 offset by an increase of approximately $161,000 due to changes in rates.  The 2016 interest income on loans was positively impacted by the collection of a non-accrual loan that increased interest income by approximately $132,000 during the year.

Average interest earning assets increased to approximately $55 million in 2017 from approximately $53 million in 2016 however the net interest margin of the Bank decreased from 4.74% during 2016 to 4.52% during 2017.  This decrease is primarily because of a decrease in the yield on loans from 6.08% during 2016 to 5.87% during 2017.  In 2016, the Bank collected non-accrual interest on several loans which did not occur at the same level during 2017. The cost of interest-bearing liabilities was relatively unchanged at 20 basis points compared to 18 basis points as deposit rates have relatively “bottomed-out” creating little room to make further downward adjustments.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses.  This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

There were negative provisions for loan losses of $82,000 and $69,000 in 2017 and 2016, respectively. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover incurred loan losses in the portfolio.  The negative provisions in 2017 and 2016 are primarily related to lower loan originations, loan payoff activity as well as a reduction in net charge-offs and related historical loss factors.  In addition, loans held for sale and held at fair value are excluded from the allowance calculation as credit risk is a component of the fair value calculation and related discount on the unguaranteed portion that is retained in the Bank’s loan portfolio.  In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures.

Noninterest Income

Noninterest income decreased approximately $432,000, or 22.44%, compared to 2016. The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan-related income and other customer service fees.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $387,000 and $1.1 million, respectively, in 2017 and 2016, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The decline in income is related to lower SBA loan origination volume primarily because of the transition to a new lending officer.  Management plans to develop growth strategies to increase its SBA loan volume and related income to enhance and stabilize earnings.

The customer service fee component of noninterest income increased approximately $43,000, or 12.13%, compared to 2016 primarily because of a higher level of overdraft fees on several small business deposit accounts.

During 2017, surcharge income on the Bank’s ATM network increased approximately $5,000, or 4.26%, compared to 2016. The increase is due primarily to higher transactional volume at several of the Bank’s ATM locations where welfare benefits are retrieved using debit cards. However, overall industry trends in the industry reflects a decline in ATM usage as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.   Management continues to seek to place machines in high volume locations where cash is required. Several areas have been identified related to the Bank’s small business lending customers for installation in 2018.

Since 2002, the Bank has served as arranger/agent for loan syndications for several major corporations throughout the country.  In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees.  In 2017 and 2016, these fees totaled approximately $154,000 and $151,000 for the years ended December 31, 2017 and 2016, respectively.  The Bank serves as agent/arranger for two facilities.  Fees on these facilities are received annually for the administration of the credit facilities.

Other income decreased approximately $113,000 in 2017 compared to 2016.  The decrease is primarily related to a loan pay-off during 2016 that included loan and collection expenses incurred in prior years as well as the shortening in the period to escheat dormant accounts resulting in a significant number of accounts closed and escheated to the Commonwealth of Pennsylvania during 2016 for which the Bank charged a per account administrative fee for this service.

Noninterest Expense

Noninterest expense decreased approximately $127,000, or 2.83%, in 2017 compared to 2016.

Salaries and benefits increased approximately $24,000, or 1.57%, in 2017 compared to 2016 primarily because of cost of living increases for Bank employees.

Occupancy and equipment expense increased approximately $26,000, or 2.73%, in 2017 compared to 2016. The increase is primarily related to higher common area maintenance expenses for the Bank’s leased branches as well as maintenance fees related to its loan analysis and monitoring platform.

Office operations and supplies expense decreased approximately $4,000, or 1.18%, in 2017 compared to 2016 as the Bank converted to a new teller platform that resulted in the use of fewer forms and their relate costs.

Marketing and public relations expense decreased approximately $18,000, or 43.15%, in 2017 compared to 2016 as a result of a shift to direct marketing and business development efforts instead of radio and print ads.

      Professional services expense decreased approximately $112,000, or 37.07%, in 2017 compared to 2016 as a result of a reduction in audit cost due to delays in the completion of the review and audit of the quarterly and year-end 2017 financial statements. Additionally, the Bank was transitioned to a new audit firm.

Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors.  Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors.  The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume.  In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios.  To better serve its customers, the Bank also has an ATM network larger than its peer group for which it pays processing fees.  Data processing expenses increased approximately $7,000, or 1.68%, in 2017 compared to 2016 because of annual contractual price escalations related to its core processor.

Loan and collection expenses increased approximately $25,000, or 15.03%, in 2017 compared to 2016. During 2016, legal fees were recovered on a loan that was collected in full, which reduced net collection costs. During 2017, the Bank incurred higher expenses associated with appraisals, sheriff sale and legal fees related to collection activity.

Other real estate expense decreased approximately $47,000, or 37.55%, in 2017 compared to 2016 primarily related to the stabilization of property values that require no further write-downs compared to 2016.

Federal deposit insurance premiums decreased approximately $21,000, or 17.98%, in 2017 compared to 2016. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in Table 3 below indicates how the Bank has managed these elements.  Average funding uses increased approximately $1,416,000, or 2.66% in 2017 compared to 2016.

Table 3—Sources and Use of Funds Trends

		2017			2016
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	Balance	amount	Percent
Funding uses:
Loans	$39,418	$(120)	(0.30)%	$39,538	$(2,565)	(6.09)%
Investment securities	5,451	(1,377)	(20.17)	6,828	(968)	(12.42)
Interest-bearing balances with other banks	311	-	-	311	-	-
Federal funds sold	9,407	2,913	44.86	6,494	(348)	(5.09)
Total uses	$54,587	$1,416	2.66	$53,171	$ (3,881)	(6.80)
Funding sources:
Demand deposits:
Noninterest-bearing	$18,421	$2,316	14.38%	$ 16,105	$396	2.52%
Interest-bearing	14,539	1,242	9.34	13,297	(461)	(3.35)
Savings deposits	11,790	200	1.73	11,590	(369)	(3.09)
Time deposits	9,208	(2,516)	(21.46)	11,724	(3,207)	(21.48)
Total sources	$53,958	$1,242	2.36	$52,716	$ 3,641	(6.46)

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

Average investment securities decreased approximately $1,377,000, or 20.17% in 2017 compared to 2016. The decrease is primarily related to monthly paydowns in the mortgage-backed security portfolio.

The yield on the investment portfolio improved to 2.24% for the year ended December 31, 2017 compared to 2.23% for the year ended December 31, 2016. As reflected in Table 4 below, the duration of the portfolio has shortened to 5.39 years at December 31, 2017 compared to 6.14 years at December 31, 2016.

At December 31, 2017, 45% of the investment portfolio consisted of callable agency securities for which there was no call activity during the year because of the continued low interest rate environment.  Approximately 52% of the portfolio consists of GSE mortgage-backed pass-through securities.  The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$ -	-%	$ -	-%	$2,349	1.94%	$ -	-%	$2,349
Money market funds	132		-		-	-	-		132
Mortgage-backed securities	-		-		2,737	2.71	-		2,737
Total securities	$ 132		$ -		$5,086	2.32	$ -		$5,218
Average maturity									5.39 years

The above table sets forth the maturities of investment securities at December 31, 2017 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans, including loans held-for-sale, decreased approximately $120,000, or 0.30%, in 2017 compared to 2016. Although there were new loan originations they were offset by paydowns and sales because of the Bank’s SBA originate/sell strategy that allows funding to revolve. There continue to be a significant number of small businesses in the region that fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third party SBA loan origination group, commercial real estate brokers, community development organizations, SBA brokers, and other centers of influence to build loan volume.

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

     As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $23.2 million, or 90.0%, of total loans at December 31, 2017. Approximately $21.4 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2017 were approximately $8.6 million, or 41%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment.  Further balance in concentrations will be sought through increased small business loan originations.

     As reflected in Table 6 below, approximately $5.4 million, or 21%, of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more.  This position is largely a result of the increase in the SBA commercial real estate portfolio for which the loans typically have twenty-five year terms but are variable rate.  While scheduled maturities exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial and industrial	$1,798	$2,149	$3,062	$4,635	$3,863
Commercial real estate	21,389	21,488	26,414	31,556	32,962
Residential mortgage loans	1,071	1,414	1,924	2,228	2,709
Consumer loans	1,467	1,784	2,119	2,442	2,730
Total loans	$25,725	$26,835	$33,519	$40,861	$42,264

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$ 917	$ 417	$464	$1,798
Commercial real estate	11,473	6,111	3,805	21,389
Residential mortgage loans	380	129	562	1,071
Consumer loans	838	84	545	1,467
Total loans	$ 13,608	$6,741	$5,376	$25,725
Loans maturing after one year with:
Fixed interest rates	$ 6,280
Variable interest rates	$ 5,837

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2017	2016	2015	2014	2013

Nonaccrual loans	$1,616	$2,087	$3,003	$2,481	$2,190
Impaired loans	1,277	2,083	2,515	2,005	1,882
Loans past due 90 days and still accruing	387	631	293	171	730
Interest income on nonaccrual loans included in net income for the year	40	38	17	21	12
Interest income that would have been recorded under original terms	111	156	154	152	144
Interest income recognized on impaired loans	40	26	17	7	3

At December 31, 2017, nonaccrual loans totaled approximately $1,616,000 compared to approximately $2,087,000 at December 31, 2016.  The decrease in nonaccrual loans is attributable to collection activity as well as charge-offs totaling approximately $75,000.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.  A significant portion of the Bank’s nonaccrual loans have real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

Loans past due 90 days and still accruing at December 31, 2017 totaled approximately $179,000 and relate primarily to several commercial loans and a home equity loan for which no loss of principal or interest is anticipated because there is strong collateral and guarantees supporting repayment.

The level of classified loans (including impaired loans) decreased to approximately $1,704,000 at December 31, 2017 from approximately $2,984,000 at December 31, 2016. The decrease is primarily attributable to collection of classified loans during 2017 as well as charge-off and payment activity during 2017.  In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.  Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank's exposure.  Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

Impaired loans totaled approximately $1,277,000 at December 31, 2017 compared to $2,083,000 at December 31, 2016.  The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement.  The valuation allowance associated with impaired loans was approximately $54,000 at December 31, 2016.  There was no valuation allowance at December 31, 2017 because of charge-off activity.  The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment   The decrease in impaired loans during 2017 is primarily a result of collection and charge-off activity.  Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank has a concentration in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community.  Loans made to these organizations are primarily for expansion and repair of church facilities.  At December 31, 2017 and 2016, loans to religious organizations represented approximately $187,000 and $195,000, respectively, of total impaired loans. Management works closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

  Interest income recognized on impaired loans during the year ended December 31, 2017 and 2016 was approximately $40,000 and $26,000, respectively. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2017 and 2016 met the criteria of a troubled debt restructuring.  The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2017 and 2016.

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

All of these factors may be susceptible to significant change. During 2016, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has not experienced losses or charge-offs. Also, because the Bank is generally not originating commercial and industrial loans, the growth/volume trend factor was reduced. In general, because of the improving economy as evidenced through sustained reductions in the unemployment rates, the economic conditions factor was reduced for all categories of loans. In 2017, there were no changes in qualitative factors.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   Management believes that the allowance for loan losses is adequate at December 31, 2017.  While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination.  (Refer to Note 4 of the consolidated financial statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years.  The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect the current conditions. The allowance for loan losses as a percentage of total loans was 0.70% at December 31, 2017 and 1.12% at December 31, 2016. The reduction in the allowance is related to the charge-off of loans totaling approximately $75,000 for which specific reserves totaling $54,000 that were previously allocated.   In addition, majority of new loan originations are SBA loans for which the Bank utilizes fair value accounting and are therefore excluded from the allowance calculation.

Table 8—Allocation of Allowance for Loan Losses

2017		2016		2015		2014		2013
	Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to		Percent of loans in each category to
Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans

(Dollars in thousands)
Commercial and industrial	$ 7	3.89%	$ 68	37.00%	$151	9.13%	$403	11.30%	$483	10.09%
Commercial real estate	156	86.67	179	56.67	250	78.80	300	77.26	280	77.18
Consumer real estate	10	5.55	10	3.00	8	5.74	20	8.07	59	9.15
Consumer and other loans	7	3.89	11	3.33	9	6.33	12	3.37	17	3.58
Unallocated	-	-	32	-	-	-	-	-	-	-
	$180	100%	$300	100%	$418	100.00%	$735	100.00%	$839	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance at January 1	$ 300	$ 418	$ 735	$839	$1,204

Charge-offs:
Commercial and industrial	-	-	(259)	(253)	(524)
Commercial real estate	(52)	(41)	(3)	-	-
Consumer real estate	(18)	(22)	-	(19)	(5)
Consumer and other loans	(5)	(5)	(17)	(30)	(10)
	(75)	(68)	(279)	(302)	(539)
Recoveries:
Commercial loans	4	4	4	4	3
Commercial real estate	-	-	-	-	78
Consumer real estate	28	9	6	8	9
Consumer and other loans	5	6	20	24	9
	37	19	30	36	99
Net charge-offs	(38)	(49)	(249)	(266)	(440)
Provisions (credits) charged to operations	(82)	(69)	(68)	162	75

Balance at December 31	$180	$300	$418	$735	$839
Ratio of net charge-offs to average loans outstanding	0.10%	0.12%	0.59%	0.61%	1.04%

Deposits

In 2017, average deposits increased approximately $1,242,000 or 2.36%, concentrated in the category of non-interest bearing demand deposits and interest bearing demand deposits.

In 2017, certificates of deposit decreased approximately $2,516,000 or 21.46% primarily related to the discontinuance of a Minority Depository Deposit Program with the U.S. Department of Energy in which the Bank participated.  In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup.  Money market accounts are preferred because of their core nature as well as their flexibility and lower cost.

There was an increase in average noninterest bearing demand deposits totaling approximately $2,316,000, or 14.38%, and an increase in average interest-bearing demand deposits of approximately $1,242,000, or 9.34%, during 2017 compared to 2016. As small business loans are originated, primary operating accounts are required to be maintained at the Bank which has resulted in increased non-interest bearing checking deposits that are deemed core.

Table 10—Average Deposits by Class

	2017		2016		2015
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$18,421	- %	$16,105	- %	$15,709	- %
Interest-bearing demand deposits	14,539	0.18	13,297	0.18	13,758	0.18
Savings deposits	11,790	0.05	11,590	0.05	11,959	0.05
Time deposits	9,208	0.43	11,724	0.31	14,931	0.25

Other Borrowed Funds

The Bank did not borrow funds during 2017.  Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds.  The Bank’s liquidity has been enhanced by loan paydowns/payoffs and SBA loan sales—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $700,000.

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

A summary of the Bank’s financial instrument commitments in thousands is as follows:

	2017	2016

Commitments to extend credit	$4,670	$3,526
Outstanding standby letters of credit	317	317

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

The increase in commitments at December 31, 2017 compared to 2016 is primarily related to SBA loans that were approved but not funded. Management believes the Bank has adequate liquidity to support the funding of unused commitments.  In addition, because the Bank utilizes an originate/sell SBA loan strategy, funds will revolve on an ongoing basis to support the Bank’s liquidity levels and loan funding requirements.

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

The Bank must maintain minimum levels of liquid assets.  This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets.  In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities.  As of December 31, 2017, management believes the Bank’s liquidity is satisfactory.

      The Bank's principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest.  Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $13.2 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At December 31, 2017, the Bank had total short-term liquidity, including cash, federal funds sold, and unpledged available-for-sale investment securities of approximately $12.5 million, or 21.22%, compared to $8.9 million, or 16.69%, at December 31, 2016. The increase is primarily a result of higher levels of federal funds sold, as a result of increased levels of non-interest bearing demand deposits and increased levels of interest-bearing demand deposit balances compared to 2016.

The Bank’s entire securities portfolio is classified as available-for-sale of which approximately 84% are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank.  Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

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

The Bank’s overall liquidity has generally been stabilized by a high level of core deposits which management has determined are less sensitive to interest rate movements.  The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits.  Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more.  These deposits include $2.5 million in deposits of governmental and quasi-governmental organizations that have short-term maturities.  Liquidity ratios are above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2017 Contractual Terms

3 months or less	$1,710
Over 3 through 6 months	249
Over 6 months through 1 year	4,499
Over 1 through five years	156
Over five years	-
Total	$6,614

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2017:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$9,340	$8,692	$ 415	$ 233	$ -
Operating Lease Obligations	2,475	503	1,397	575	-
Total	$11,815	$9,195	$1,812	$808	$-

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at

December 31, 2017, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total earnings assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2017, an asset-sensitive position is maintained on a cumulative basis through one year of 13.6% and represents an increase from the December 31, 2016 positive gap position of 9.4%. This increase is primarily related to the higher level in Federal Funds sold because of the increase in deposits. This level is within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis and it makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases.  Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2017

(Dollars in thousands)	Floating	One to 3 Months	Over 3 Through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$ -	$ -	$ 312	$ -	$ -	$ -	$ 312
Investment securities	-	224	361	238	688	3,502	5,013
Federal funds sold	9,284	-	-	-	-	-	9,284
Loans	20,397	5,669	6,266	2,391	764	3,536	39,023
Total interest-sensitive assets	29,681	5,893	6,939	2,629	1,452	7,038	53,632
Interest-sensitive liabilities:
Interest-bearing checking accounts	4,404	-	-	-	-	-	4,404
Savings and money market accounts	22,106	-	-	-	-	-	22,106
Certificates $100,000 or more	-	1,557	3,127	415	232	-	5,331
Certificates of less than $100,000	-	1,005	3,003	-	-	-	4,008
Total interest-sensitive liabilities	26,510	2,562	6,130	415	232	-	35,849
Interest sensitivity gap	$ 3,171	$3,331	$809	$2,214	$1,220	$7,038
Cumulative gap	$ 3,171	$6,502	$7,311	$9,525	$10,745
Cumulative gap/total earning assets	5.91%	12.11%	13.63%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.12	1.22	1.21

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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two year period.  The calculated estimates of net interest income or “earnings” at risk at December 31, 2017 are as follows:

Year 1

	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points	2,785	10.91
+300 basis points	2,718	8.25
+200 basis points	2,650	5.54
+100 basis points	2,581	2.79
Flat rate	2,511	-
-100 basis points	2,185	(12.98)
-200 basis points	1,870	(25.53)
-300 basis points	1,590	(36.69)
-400 basis points	1,309	(47.86)

Year 2

	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points	2,400	13.02
+300 basis points	3,020	9.85
+200 basis points	3,639	6.63
+100 basis points	4,331	3.34
Flat rate	5,022	-
-100 basis points	5,190	(13.77)
-200 basis points	5,355	(27.54)
-300 basis points	5,517	(39.87)
-400 basis points	5,676	(52.22)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank.  This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market.  It simulates what amount would be left over if the Bank liquidated its assets and liabilities.  This is otherwise known as “economic value” of the capital of the Bank.  The calculated estimates of economic value at risk at December 31, 2017 are as follows:

MV of equity
Changes in rate	MV equity($)	Risk change(%)
(Dollars in thousands)
+400 basis points	2,454	(28.70)
+300 basis points	2,697	(21.62)
+200 basis points	2,943	(14.48)
+100 basis points	3,191	(7.28)
Flat rate	3,441	-
-100 basis points	3,640	5.76
-200 basis points	3,832	11.36
-300 basis points	4,019	16.78
-400 basis points	4,198	22.02

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities.  A shift in the level of variable versus fixed rate assets creates swings in the market value of equity.  The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately. At December 31, 2017, the change in the market value of equity in a +200 basis point interest rate change is -14.48%, which is within the Bank’s policy limit of -25.00% and -28.70% in a +400 basis point interest rate change, within the policy limit of -50.00%. These levels represent improvements from 2016, in part due to higher capital levels in 2017 versus 2016.  Management is strategically working to bring this measure more into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.  Although the economic value of equity is in excess of policy on the +200 basis point rate change, interest-rate exposure is considered reasonable and manageable at December 31, 2017.

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

Capital Resources

Total shareholders’ equity increased approximately $620,000, or 23.31%, in 2017 compared to 2016. The increase is attributable the issuance of 1,850 shares Series B preferred stock resulting in proceeds of $925,000, and an increase in other comprehensive income related to unrealized gains on the securities classified as available-for-sale of approximately $15,000. These increases were partially offset by a net loss for the year ended December 31, 2017 of approximately $319,000.

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

As indicated in Table 14, the UBS and the Bank are currently “well capitalized” but below the requirements of the Consent Orders. Management has developed a Capital Plan that includes profitability and external investment to improve its capital ratios.  UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

        December 31, 2017                                                                                December 31, 2016

(In 000’s)                                             Actual                                    Minimum to be Well Capitalized                              Actual                  Minimum to be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,338	10.22%	N/A		$2,897	9.08%	N/A
Bank	3,300	10.11	3,265	10.00%	2,897	9.08	3,190	10.00%
Tier I capital to risk weighted assets
Company	3,158	9.67	N/A		2,597	8.14	N/A
Bank	3,120	9.56	2,612	8.00%	2,597	8.14	2,074	8.00%
Common equity Tier I capital to risk weighted assets
Company	3,158	9.67	N/A		2,597	8.14	N/A
Bank	3,120	9.56	2,122	6.50%	2,597	8.14	2,074	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,158	5.58	N/A		2,597	4.82	N/A
Bank	3,120	5.51	2,829	5.00%	2,597	4.82	2,692	5.00%
Tangible common equity to tangible assets
Company	3,158	5.58	N/A	N/A	2,597	4.82	N/A	N/A
Bank	3,120	5.51	N/A	N/A	2,597	4.82	N/A	N/A

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on pages 59 to 99 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2017.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of December 31, 2017 in connection with the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

To address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls that was in existence as of December 31, 2017. Additional changes will be implemented as determined necessary.

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

ITEM 9B—OTHER INFORMATION

Grant--On April 30, 2019, the Company received a $2,500,000 unrestricted grant from Philadelphia Industrial Development Corporation (PIDC) for the purpose of expansion the lending platform and strengthening the financial condition of the Bank.   The Bank and PIDC plans to expand its long-standing partnership to finance small businesses in the Philadelphia region.  This grant was recorded as noninterest income and served to improve all of the Bank’s capital ratios.

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

(a)Directors of the Registrant and Bank

			Year first	Term
Name	Age	Principal occupation and other directorships	became director	Will expire
Bernard E. Anderson	81	Economist Whitney M. Young, Jr. Professor Emeritus Wharton School, University of Pennsylvania	2002	2018(1)
		Philadelphia, PA

David R. Bright	79	Retired, Executive Vice President
		Meridian Bancorp	2002	2022
		Philadelphia, PA

L. Armstead Edwards	76	Chairman of the Board,	1993	2020
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	73	Retired as co-Founder, John Frazier, Inc. Philadelphia, Pennsylvania	1996	2020

William B. Moore	76	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2019
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	74	President and CEO of Registrant	2000	2019
		and United Bank of Philadelphia

Ernest L. Wright	90	Founder, President and	1993	2020
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(b)Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	74	President and Chief Executive Officer
Brenda M. Hudson-Nelson	59	Executive Vice President/Chief Financial Officer

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

Joseph T. Drennan, a director since 2004, serves as Treasurer of the Board and is Chairman of the Audit/Compliance Committee and member of the Executive and Asset Liability committees.  In addition, he has expertise in generally accepted accounting principles, financial statements, and internal control over financial reporting, as well as an understanding of audit committee functions.  Mr. Drennan had over 30 years banking experience as an executive in commercial, consumer and strategic planning.  He is the former partner and Chief Financial Officer of Universal Capital Management, Inc. providing equity to start-up and emerging companies. Mr. Drennan retired on March 12, 2018.

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

Code of Conduct

            UBS and the Bank have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer.  The Code meets the requirement of a code of ethics for UBS’ and the Bank’s principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC’s Regulation S-K.  Any amendments to the Code or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.  The Code complies with requirements of the Sarbanes – Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee.

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

Meetings and Executive Sessions of Independent Directors

In 2017, the UBS’ and the Bank’s Board of Directors met at least monthly, except in August, and during 2017 held eleven (11) meetings.   The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year.  During 2017, two (2) executive sessions were held.  Each director attended at least 75% of the Board meetings held during 2017, and the committee meetings held by each committee on which the director served.

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

Executive Committee  The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2017.

Compensation Committee.  The Compensation Committee is comprised of L. Armstead Edwards (Chairman), William B. Moore, Joseph T. Drennan, and Marionette Y. Wilson (Frazier).  The Committee meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2017, the Compensation Committee held one (1) meeting to discuss the performance and compensation of the executive officers.  A copy of the Compensation Committee charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

Audit/Compliance Committee  The Audit/Compliance Committee of UBS’ Board of Directors is comprised of Joseph T. Drennan (Chairman), L. Armstead Edwards, Marionette Y. Wilson (Frazier) and William B. Moore, meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues.  The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to review the results of the annual audit and other related matters as well as other regulatory compliance issues.   Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2017. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

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

Nominating Committee.  The Nominating Committee, comprised of L. Armstead Edwards (Chairman), Ernest L. Wright, and Joseph T. Drennan meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity.  However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethnic background and professional experience.  The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.  The Committee held one (1) meeting during 2017.

Asset Liability Management Committee.  The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Joseph T. Drennan, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. During 2017, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters.  During 2017, the Loan Committee held ten (9) meetings.

Board of Directors Compensation

The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings.  Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.  Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2017.

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

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2017, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with S.R. Snodgrass, P.C., our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of   S.R. Snodgrass, P.C, and (iv) has received and reviewed the written disclosures and the letter from S.R. Snodgrass, P.C required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding Snodgrass LLP’s communications with the Audit Committee concerning independence and has discussed with S.R. Snodgrass, P.C LLP, its independence.  Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2017 to be filed with the SEC.

UBS’ Audit Committee is composed of William B. Moore (Chairman), L. Armstead Edwards, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:

William B. Moore (Chairman)

L. Armstead Edwards,

Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of April 30, 2021:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of April 30, 2021	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	74	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	59	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2017.

ITEM 11 — EXECUTIVE COMPENSATION

The Compensation Committee is comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, Joseph T. Drennan, and David R. Bright and meets to discuss compensation matters.  It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer.  Each member of the Compensation Committee is independent as defined by NASDAQ. During 2017, the Compensation Committee held one (1) meeting as the Compensation Committee.

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

The goals set forth in the Company’s strategic plan were not met.  While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress.  Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2017.

Components of Compensation for 2017

For the fiscal year ended December 31, 2017, the components of executive compensation were:

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls	2017	$ 168,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 11,358	$ 179,538
Chief Executive Officer	2016	168,000	0	0	0	0	0	10,716	178,716

Brenda Hudson-Nelson,	2017	$ 121,000	0	0	0	0	0	$ 7,250	$ 128,250
Chief Financial Officer	2016	121,000	0	0	0	0	0	6,849	127,849

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

(2)

The President/Chief Executive Officer receives a $750 per month automobile allowance and the Executive Vice President /Chief Financial Officer receives a $500 per month automobile allowance. UBS’ executives are provided with life insurance policies for which the cost is $2,538/annually for Evelyn Smalls and $1,250/annually for Brenda Hudson-Nelson

Executive Employment Agreements

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

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2017. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to UBS, as of April 30, 2021(1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.67%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Greater Philadelphia Urban Affairs Coalition	47,500	5.74%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

(1)As of April 30, 2021, there were 826,921 shares of UBS’ voting Common Stock outstanding.

(2)UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of April 30, 2021 for each of the UBS’ directors and executive officers.   The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

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

(1)

Stock ownership information is given as of April 30, 2021 and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of April 30, 2021. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2017 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.  In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2017	2016

Audit Fees (1)	$ 96,000	$115,828
Audit-related fees(3)	0	31,250
Tax fees (2)	12,500	11,800
All other fees	-	-
Total fees	$ 108,500	$158,878

Services Provided by RSM US LLP and S.R. Snodgrass P.C

1)

Audit Fees—These are fees for professional services performed by S.R. Snodgrass P.C. for 2017 and 2016, for the audit, including an audit of consolidated  financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

2)

Tax Fees—These are fees that were paid during 2017 for professional services performed by S.R. Snodgrass P.C. and RSM US LLP with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.:

			Page

(a)	1.	Financial Reports of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	57

		Consolidated Balance Sheets at December 31, 2017 and 2016.	58

		Consolidated Statements of Operations and Comprehensive Income (Loss) for the two years ended December 31, 2017.	59

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2017.	60

		Consolidated Statements of Cash Flows for the two years ended December 31, 2017.	61

		Notes to Consolidated Financial Statements	62

	2.	Financial Statement Schedules

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

m)	Certificate of Designation, Preferred Stock, Series B

(11)	Statement of Computation of Earnings Per Share. Included at Note 16 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/_________________________________________	May 21, 2021

Evelyn F. Smalls, President & CEO, Director

/s/_________________________________________	May 21, 2021
Brenda M. Hudson-Nelson, EVP, CFO

/s/___________________________________	May 21, 2021
L. Armstead Edwards, Chairman, Director

/s/_________________________________________	May 21, 2021

Marionette Y. Wilson(Frazier), Secretary, Director

/s/_________________________________________	May 21, 2021

William B. Moore, Secretary, Vice Chairman, Director

/s/________________________________________	May 21, 2021

Bernard E. Anderson, Director

/s/________________________________________	May 21, 2021

David R. Bright, Director

/s/_________________________________________	May 21, 2021
Ernest L. Wright, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of United Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016; the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

May 21, 2021

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

Assets:	2017	2016
Cash and due from banks	$2,075,258	$2,262,491
Interest-bearing deposits with banks	311,995	311,340
Federal funds sold	9,284,000	5,229,000
Cash and cash equivalents	11,671,253	7,802,831

Investment securities, available-for-sale, at fair value	5,144,707	5,578,159

Loans held for sale, at fair value	10,297,168	7,793,785

Loans held at fair value	4,450,901	4,207,338

Loans, net of unearned discounts and deferred fees	25,725,700	26,835,035
Less allowance for loan losses	(179,949)	(300,428)
Net loans	25,545,751	26,534,607
Bank premises and equipment, net	303,298	380,471
Accrued interest receivable	153,415	141,453
Other real estate owned	626,071	447,371
Servicing asset	319,368	312,814
Prepaid expenses and other assets	496,935	413,542
Total assets	$59,008,867	$53,612,371
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$19,606,017	$14,797,174
Demand deposits, interest-bearing	15,004,238	13,699,578
Savings deposits	11,505,417	11,734,512
Time deposits, under $250,000	4,331,306	4,776,622
Time deposits, $250,000 and over	5,008,276	5,634,280
Total deposits	55,455,254	50,642,166
Accrued interest payable	13,939	10,997
Accrued expenses and other liabilities	259,152	299,293
Total liabilities	55,728,345	50,952,456

Shareholders’ equity:

Series A preferred stock, noncumulative, 6%, $0.01 par value,

500,000 shares authorized; 99,342 issued and outstanding

Series B preferred stock,  noncumulative, 7%, $0.01 par value,

   7,000 shares authorized; 1,850 issued

	993 18	993 -
Common stock, $0.01 par value; 2,000,000 shares authorized;
826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	14,752,644
Accumulated deficit	(12,348,988)	(12,038,281)
Accumulated other comprehensive loss	(57,396)	(63,710)
Total shareholders’ equity	3,280,522	2,659,915
Total liabilities and shareholders’ equity	$59,008,867	$53,612,371

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2017	2016
Interest income:
Interest and fees on loans	$2,313,675	$2,403,274
Interest on investment securities	122,083	152,086
Interest on federal funds sold	103,975	31,394
Interest on time deposits with other banks	778	639
Total interest income	2,540,511	2,587,393

Interest expense:
Interest on time deposits	40,042	35,733
Interest on demand deposits	25,786	24,479
Interest on savings deposits	5,853	5,760
Total interest expense	71,681	65,972
Net interest income	2,468,830	2,521,421
Credit to provision for loan losses	(82,000)	(69,000)

Net interest income after credit to provision for loan losses	2,550,830	2,590,421

Noninterest income:
Customer service fees	396,731	353,807
ATM fee income	119,561	114,673
Loan syndication fee income	154,402	150,900
Net loss on sale of other real estate	-	(3,239)
Net change in fair value of financial instruments	337,567	365,900
Gain on sale of loans	387,177	732,411
Other income	95,858	208,406
Total noninterest income	1,491,296	1,922,858

Noninterest expense:
Salaries, wages and employee benefits	1,580,068	1,555,590
Occupancy and equipment	995,985	969,532
Office operations and supplies	327,032	330,945
Marketing and public relations	23,468	41,280
Professional services	189,875	301,734
Data processing	400,120	393,525
Loan and collection costs	194,783	169,334
Other real estate owned, net	78,730	126,066
Deposit insurance assessments	95,965	117,000
Other operating	475,526	483,736
Total noninterest expense	4,361,552	4,488,742
Net (loss) income before income taxes	(319,426)	24,537
Provision for income taxes	-	-
Net (loss) income	$ (319,426)	$ 24,537

Net (loss) income per common share—basic and diluted	$ (0.39)	$ 0.03
Weighted average number of common shares	826,921	826,921
Comprehensive (Loss)
Net (loss) income	$ (319,426)	$ 24,537
Unrealized gains (losses) on available for sale securities	15,033	(44,384)
Total comprehensive loss	$ (304,393)	$ (19,847)

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2017 and 2016

									Accumulated
							Additional		Other	Total
	Series A preferred stock		Series B preferred stock		Common stock		paid-in	Accumulated	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2015	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (12,062,818)	$ (19,326)	$ 2,679,762
Net income	-	-	-	-	-	-	-	24,537	-	24,537
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(44,384)	(44,384)
Balance at December 31, 2016	99,342	$ 993	-	-	826,921	$ 8,269	$ 14,752,644	($12,038,281)	$ (63,710)	$ 2,659,915
Net income	-	-	-	-	-	-	-	(319,426)	-	(319,426)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	15,033	15,033
Effect of adoption of ASU 2018-02	-	-	-	-	-	-	-	8,719	(8,719)	-
Issuance of Series B Preferred Stock			1,850	18			924,982	-	-	925,000
Balance at December 31, 2017	99,342	$ 993	1,850	$18	826,921	$ 8,269	$ 15,677,626	($12,348,988)	$ (57,396)	$ 3,280,522

See accompanying notes to the consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2017	2016

Cash flows from operating activities:
Net (loss) income	$ (319,426)	$ 24,537
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Credit to provision for loan losses	(82,000)	(69,000)
Net loss on sale of other real estate	-	3,239
Gain on sale of loans	(387,177)	(732,411)
Amortization of premiums on investments	9,594	13,839
Depreciation on fixed assets	185,882	190,334
Write-down of other real estate owned	4,972	-
Loans originated for sale	(4,763,580)	(13,162,229)
Proceeds from sale of loans held-for-sale	2,741,378	7,979,932
Amortization of servicing asset	50,154	46,693
Net change in fair value of financial instruments	(337,567)	(365,900)
Increase in accrued interest receivable and
other assets	(159,465)	(55,608)
Decrease in accrued interest payable and
other liabilities	(37,199)	(31,782)
Net cash used in operating activities	(3,094,434)	(6,158,356)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	-	(4,099,785)
Proceeds from maturities, calls and principal reductions of
available-for-sale investment securities	446,293	6,013,572
Net decrease in loans	887,184	6,634,598
Proceeds from sale of other real estate owned	-	29,017
Purchase of bank premises and equipment	(108,709)	(78,075)
Net cash provided by investing activities	1,224,768	8,499,327

Cash flows from financing activities:
Net increase (decrease) in deposits	4,813,088	(5,320,238)
Proceeds from sale of preferred stock	925,000	-
Net cash provided by (used in) financing activities	5,738,088	(5,320,238)
Net increase (decrease) in cash and cash equivalents	3,868,422	(2,979,267)
Cash and cash equivalents at beginning of year	7,802,831	10,782,098
Cash and cash equivalents at end of year	$11,671,253	$7,802,831
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 68,739	$ 64,133
Noncash transfer of loans to other real estate owned	$ 183,672	$ -

See accompanying notes to the consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

December 31, 2017 and 2016

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation.  Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value.  Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive loss.  In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery.  In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations.  If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss.  In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events.  If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected present value of cash flows.  The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive loss.  No investment securities held by the Bank as of December 31, 2017 and 2016 were subjected to a write-down due to credit related other-than-temporary impairment.  Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities.  Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

December 31, 2017 and 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Loans Held at Fair Value

The Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  Fair value of these loans is estimated based on the present value of future cash flows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries which is based primarily on the risk spread to LIBOR spot curve.

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Income Taxes

The liability method is used in accounting for income taxes.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.  The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $1,551,000 but also reduced the valuation allowance against the net deferred tax assets by the same amount, therefore, there was no net effect on income tax expense.

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2017 or 2016, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

December 31, 2017 and 2016

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2017 presentation, with no impact on earnings or shareholders’ equity.

Comprehensive Loss

Comprehensive income (loss) includes net income (loss) as well as certain other items that result in a change to equity during the period. The components of accumulated other comprehensive loss are as follows:

	December 31, 2017
(in 000’s)	Before tax	Tax	Net of tax
	amount	Benefit	Amount

Beginning balance	$ (96)	$ 33	$ (63)
Unrealized gain on securities	23	(8)	15
Less: reclassification adjustment for gains
realized in net loss	-	-	-
Reclassification due to adoption of ASU 2018-02	-	9	(9)
Other comprehensive loss, net	23	1	6
Ending balance	$ (73)	$ 34	$ (57)

December 31, 2016
	Before tax	Tax	Net of tax
	amount	Benefit	Amount
Beginning balance	$ (30)	$ 11	$ (19)
Unrealized loss on securities:	(66)	22	(44)
Less: reclassification adjustment for gains
realized in net loss	-	-	-
Other comprehensive loss, net	(66)	22	(44)
Ending balance	$ (96)	$ 33	$ (63)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Effect of the Adoption of Accounting Standards

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Bank has adopted this accounting standard and provided additional disclosures in Note 18.

On February 14, 2018, the FASB finalized ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220). This accounting standard allows companies to reclassify the "stranded" tax effect in accumulated other comprehensive income that resulted from the U.S. federal government enacted tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.

The Bank has elected to adopt this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associate tax effect.  The adoption was applied on a modified retrospective basis and resulted in a one-time cumulative effect adjustment of $8,719 between Accumulated Deficit and Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet as of the beginning of the current period.  The adjustment had no impact on Net (Loss) Income or any prior periods presented.

Effect of Upcoming Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The Update’s (along with subsequent amendments and clarifications in ASUs; 2015-14, 2016-08, 2016-10, 2016-11, and 2016-12) core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This Update is not expected to have a significant impact on the Bank’s financial statements.

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

December 31, 2017 and 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

December 31, 2017 and 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

December 31, 2017 and 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

2.  CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services.  The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2017.  Required reserve balances were $100,000 as of December 31, 2017 and 2016.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

3.  INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the investment securities by major security type at December 31, 2017 and 2016 are as follows:

(in $000)	2017
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value

U.S. Government agency securities	$ 2,349	$ -	$ (76)	$ 2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$ 5,218	$ 21	$ (94)	$ 5,145

2016
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value

U.S. Government agency securities	$ 2,350	$ -	$ (82)	$ 2,268
Government Sponsored Enterprises residential mortgage-backed securities	3,193	25	(38)	3,180
Investments in money market funds	130	-	-	130
	$ 5,673	$ 25	$ (120)	$ 5,578

In 2017, no securities were called.  In 2016, $5,450,000 in U.S. Government agencies securities were called. There were no gross gains or losses from these transactions during 2016.

There were no sales of securities in 2017 and 2016.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	value	Losses	Value	Losses	value	Losses

U.S. Government
agency securities	7	$ 245	$ (5)	$2,028	$ (71)	$2,273	$ (76)

Mortgage backed
Securities	8	1,124	(7)	377	(11)	1,501	(18)
Total temporarily
impaired investment
Securities	15	$1,369	$ (12)	$ 2,405	$(82)	$ 3,774	$ (94)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

3.  INVESTMENTS--continued

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2016 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government
agency securities	7	$ 2,268	$ (82)	$ -	$ -	$ 2,268	$ (82)

Mortgage backed				-
Securities	10	2,026	(38)	-	-	2,026	(38)
Total temporarily
impaired investment
Securities	17	$ 4,294	$ (120)	$ -	$ -	$ 4,294	$ (120)

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by market rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017 and 2016.

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities were caused by market rate changes. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017 and 2016.

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

Maturities of investment securities at December 31, 2017 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

3.  INVESTMENTS--continued

(In 000’s)	Amortized	Fair
	Cost	Value

Due in one year	$ -	$ -
Due after one year through five years	500	483
Due after five years through ten years	1,849	1,791
Government-sponsored enterprises residential mortgage-backed securities	2,737	2,740
Total debt securities	5,086	5,013
Investments in money market funds	132	132
	$ 5,218	$ 5,145

As of December 31, 2017 and 2016, investment securities with a carrying value of $4,297,000 and $4,432,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	December 31,	December 31,
(In 000's)	2017	2016
Commercial and industrial:
Commercial	$ 909	$ 890
SBA loans	19	-
Asset-based	870	1,259
Total commercial and industrial	1,798	2,149
Commercial real estate:
Commercial mortgages	11,671	11,385
SBA loans	669	255
Construction	419	542
Religious organizations	8,630	9,306
Total commercial real estate	21,389	21,488
Consumer real estate:
Home equity loans	641	799
Home equity lines of credit	17	19
1-4 family residential mortgages	1,071	1,414
Total consumer real estate	1,729	2,232
Consumer and other:
Student loans	700	855
Other	109	111
Total consumer and other	809	966
Allowance for loan losses	(180)	(300)
Loans, net	$ 25,545	$ 26,535

At December 31, 2017 and 2016, the unearned discount totaled $10,858 and $10,857, respectively, and is included in the related loan accounts.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

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

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

policies and procedures.

Concentrations of Credit.  The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans.  Approximately $19.7 million of these loans are secured by owner occupied commercial real estate as of December 31, 2017. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2017 were $8.6 million, or 34%, of the loan portfolio.

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

	2017	2016
Balance outstanding at December 31,	$ 866,934	$ 775,078
Principal additions (affiliations)	-	159,974
Disaffiliations	-	-
Principal reductions	(187,322)	(68,118)
Balance outstanding at December 31,	$ 679,612	$ 866,934

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

(In 000's)		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ 909	$ 909
SBA loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	794
Total commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Consumer and other:
Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$ 190	$ 387	$ 1,616	$ 2,192	$ 23,533	$ 25,725

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

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

The Company records partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  In 2017 and 2016, the Bank made partial charge-offs totaling approximately $52,000 and $41,000, respectively, related several impaired commercial real estate loans. Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

Year-end 2017 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ -	$ 14	$ 30
SBA	-	-	-	-	-	-	-
Asset based	76	76	-	76	-	256	-
Total Commercial and industrial	-	-	-	-	-	270	30

Commercial real estate:
Commercial mortgages	933	933	-	933	-	1,215	-
SBA Loans	81	81	-	81	-	208	10
Religious Organizations	187	187	-	187	-	191	-
Total Commercial real estate	1,201	1,201	-	1,201	-	1,613	10

Total Loans	$ 1,277	$ 1,277	$ -	$ 1,277	$ -	$ 1,883	$ 40

Year-end 2016 impaired loans are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans

Commercial and industrial:
Commercial	$ 33	$ 33	$ -	$ 33	$ -	$ 33	$ -
SBA loans	-	-	-	-	-	36	-
Asset-based	319	319	-	319	-	361	-
Total Commercial and industrial	352	352	-	352	-	430	-

Commercial real estate:
Commercial mortgages	1,321	808	473	1,281	54	1,303	19
SBA Loans	255	255	-	255	-	262	7
Religious Organizations	195	195	-	195	-	273	-
Total Commercial real estate	1,771	1,258	473	1,731	54	1,838	26

Total Loans	$ 2,123	$ 1,610	$ 473	$ 2,083	$ 54	$ 2,268	$ 26

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

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

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 250	$ 423	$ -	$ 19	$ 217	$ -	$ 909
SBA loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798
Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA Loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,049	3,599	17	1,065	217	21,389

Total commercial loans	$ 298	$ 17,021	$ 3,770	$ 36	$ 1,375	$ 293	$ 23,187

		Residential Mortgage and Consumer Loans December 31, 2017

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 352	$ 289	$ 641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$ 2,201	$ 337	$ 2,538

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

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

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

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

All of these factors may be susceptible to significant change.  There were changes in qualitative factors in 2017.  During 2016, the Bank reduced several of its qualitative factors in the commercial real estate segment of the loan portfolio for which it has not experienced losses or charge-offs.  Also, because the Bank is generally not originating commercial and industrial loans, the growth/volume trend factor was reduced. In general, because of the improving economy, the economic conditions factor was reduced for all categories of loans. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible.  All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest.  Once a loss is known to exist, the charge-off approval process must be followed for all loan types.  An analysis of the activity in the allowance for loan losses for the years 2017 and 2016 is as follows:

(in 000's)		Year to Date ended December 31, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	$32	$ 300
Provision for possible loan losses	(65)	28	(10)	(3)	(32)	(82)

Charge-offs	-	(52)	(18)	(5)	-	(75)
Recoveries	4	-	28	5	-	37
Net charge-offs	4	(52)	10	-	-	(38)

Ending balance	$ 7	$ 155	$ 10	$ 8	$ -	$ 180

There was a decrease in the historical loss factor for commercial and industrial loans when comparing 2016 and 2017 as a result of no charge-offs during the eight rolling quarters.  In addition, the average balance of commercial and industrial loans declined because of loan paydowns and a shift in strategy away from this loan type. There were no changes in qualitative factors. The overall result was a reduction in the general reserve requirement for commercial and industrial loans.

There was a decrease in the historical loss factor for consumer real estate loans when comparing 2016 and 2017 as a result of a reduction in the average balance of consumer real estate loans declined as a result of loan paydowns coupled with a shift in strategy away from this loan type. There were no changes in qualitative factors. The overall result was a reduction in the general reserve requirement for consumer real estate loans.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

(in 000's)		Year to Date ended December 31, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total
Beginning balance	$ 151	$ 250	$ 8	$ 9	$ -	$ 418
Provision for possible loan losses	(87)	(30)	15	1	32	(69)

Charge-offs	-	(41)	(22)	(5)	-	(68)
Recoveries	4	-	9	6	-	19
Net charge-offs	4	(41)	(13)	1	-	(49)

Ending balance	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300

There was a decrease in the historical loss factor for commercial and industrial loans when comparing 2015 and 2016 because the average balance of commercial and industrial loans declined due to loan paydowns and a shift in strategy away from this loan type. There was also a reduction in the qualitative factors related to economic conditions and management ability because of improvements in each of these areas. The overall result was a reduction in the general reserve requirement for commercial and industrial loans.

There was a decrease in the historical loss factor for commercial real estate loans when comparing 2015 and 2016 as a result of no charge-offs during the eight rolling quarters.  In addition, the average balance of commercial real estate loans declined because of loan paydowns and a shift in strategy away from non-SBA real estate loans. There was also a reduction in the qualitative factors related to economic conditions and management ability because of improvements in each of these areas. The overall result was a reduction in the general reserve requirement for commercial and industrial loans.

(in 000's)		Year to Date ended December 31, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Loans collectively evaluated for impairment	7	155	10	8		180
	$ 7	$ 155	$ 10	$ 8	$ -	$ 180

Loans, ending balance:
Loans individually evaluated for impairment	$ 76	$ 1,201	$ -	$ -	$ -	$1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809		24,448
Total	$ 1,798	$ 21,389	$ 1,729	$ 809	$ -	$25,725

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES—continued

(in 000's)		Year to Date ended December 31, 2016
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 54	$ -	$ -	$ -	$54
Loans collectively evaluated for impairment	68	125	10	11	32	246
	$ 68	$ 179	$ 10	$ 11	$ 32	$300

Loans, ending balance:
Loans individually evaluated for impairment	$ 352	$ 1,731	$ -	$ -	$ -	$2,083
Loans collectively evaluated for impairment	1,797	19,757	2,232	966		24,752
Total	$ 2,149	$ 21,488	$ 2,232	$ 966	$ -	$26,835

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the loans modified during 2017 and 2016 met the criteria of a TDR.  In addition, the Company had no loans classified as TDRs at December 31, 2017 and 2016.

5.  BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2017	2016

Leasehold improvements	10-15 years	$ 832	$ 832
Furniture and equipment	3- 7 years	1,439	1,332
		2,271	2,164
Less accumulated depreciation		(1,968)	(1,784)
		$ 303	$ 380

Depreciation expense on fixed assets totaled $185,882 and $190,334 for the years ended December 31, 2017 and 2016, respectively.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

The Bank leases its facilities and certain equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2017 and 2016 was $477,689 and $471,540, respectively. Future minimum lease payments under operating leases are as follows:

(In 000’s)
Year ending December 31,	Operating leases
2018	503
2019	514
2020	437
2021	446
2022	371
Thereafter	204

Total minimum lease payments	$2,475

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

The following schedule reflects the components of other real estate owned at December 31, 2017 and 2016:

(in 000’s)
	2017	2016
Commercial real estate	$ 294	$ 298
Residential real estate	332	149
Total	$ 626	$ 447

A summary of the change in other real estate owned follows:

(in 000’s)	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning Balance	$ 447	$ 480
Additions, transfers from loans	184	-
Sales	-	(33)
Subtotal	631	447
Write-ups (write-downs)	(5)	-
Ending Balance	$ 626	$ 447

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

The following table details the components of net expense of other real estate owned.

(in 000’s)	Year ended December 31, 2017	Year ended December 31, 2016
Insurance	$ 15	$ 23
Legal fees	-	16
Foreclosure fees	-	56
Maintenance	25	-
Professional fees	3	4
Real estate taxes	22	21
Utilities	3	2
Transfer-in write-up	5	-
Impairment charges	-	-
Other	5	4
Total	$ 78	$ 126

7.  DEPOSITS

At December 31, 2017, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2018	$ 8,692
	2019	326
	2020	89
	2021	125
	2022	74
	Thereafter	34

		$ 9,340

The Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $2.5 million at December 31, 2017.  Total deposits in excess of $250,000 totaled approximately $17,010,000 and $12,150,000 at December 31, 2017 and 2016, respectively.  Additionally, deposits held by related parties totaled $121,484 at December 31, 2017.

8.   BORROWINGS

At December 31, 2017, the Bank has the ability to borrow up to $700,000 on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $750,000 in securities pledged.  As of December 31, 2017 and 2016, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2017, the Bank has net operating loss carry forwards of approximately $10,670,000 for income tax purposes that expire in 2024 through 2038.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  For financial reporting purposes, a valuation allowance of $2,505,700 and $3,914,233 as of December 31, 2017 and 2016, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards.  Significant components of the Bank’s net deferred tax assets are as follows:

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

	December 31,
(in 000’s)	2017	2016

Deferred tax assets(liabilities):
Provision for loan losses	$ 7	$ 36
Unrealized (loss) gain on investment securities	(15)	(32)
Depreciation	(22)	(36)
Net operating carryforwards	2,243	3,578
Other, net	278	326
Valuation allowance for deferred tax assets	(2,506)	(3,904)
Net deferred tax assets	$ (15)	$ (32)

	2017	2016

Effective rate reconciliation:
Tax at statutory rate (34%)	$ (109)	$ 8
Change in tax rate	1,551	-
Nondeductible expenses	8	9
Increase in valuation allowance	(1,371)	(31)
True-up of NOL	(74)	3
Other	(5)	11
Total tax expense	$ -	$ -

At December 31, 2017 and 2016, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and the ability to hold these securities until recovery of the unrealized losses, which may be at maturity.  The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2014.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

A summary of the Bank’s financial instrument commitments is as follows:

	2017	2016

Commitments to extend credit	$4,670,000	$3,784,000
Outstanding letters of credit	317,000	317,000

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

December 31, 2017 and 2016

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

Servicing Assets. Fair values for servicing assets related to SBA loans are estimated based on the present value of future cash flows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries.

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs	Significant Unobservable Inputs
			(Level 2)	(Level 3)
Investment securities
available-for-sale:
U.S. Government agency securities	$ 2,273	$ -	$2,273	$ -

Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740
				-
Money Market Funds	132	132	-
Total	$5,145	$132	$5,013	-

Loans held for sale	$10,297	$ -	$10,297	$ -

Loans held at fair value	$ 4,451	$ -	$ -	$4,451

Servicing asset	$ 319	$ -	$ -	$ 319

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities
available-for-sale:
U.S. Government agency securities	$2,268	$ -	$2,268	$ -

Government Sponsored Enterprises residential mortgage-backed securities	3,180		3,180	-

Money Market Funds	130	130	-	-

Total	$5,578	$130	$5,448	-

Loans held for sale	$7,794	$ -	$7,794	-

Loans held at fair value	$4,207	$ -	$ -	$4,207

Servicing asset	$313	$ -	$ -	$313

As of December 31, 2017 and 2016, the fair value of the Bank’s available-for-sale securities portfolio was approximately $5,145,000 and $5,578,000 respectively.  All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and model-based valuation techniques for which the significant assumptions can be corroborated by market data.  There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2017 or 2016.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cash flows, prepayment speeds, average projected loss rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	December 31, 2017 Fair value	December 31, 2016 Fair value	Principal valuation techniques	Significant observable inputs	December 31, 2017 Range of inputs	December 31, 2016 Range of inputs
Loans held at fair value:	$4,451	$4,207	Discounted cash flow	Constant prepayment rate	8.54% to 10.41%	7.53% to 9.62%
				Weighted average life	2.67 yrs. to 9.29 yrs.	3.05 yrs. to 9.95 yrs.
				Discount rate	9.00% to 11.62%	8.11% to 10.58
				Projected default rate	0.75% to 7.61%	0.77% to 6.64%

         (in 000’s)

Assets measured at fair value	December 31, 2017 Fair value	December 31, 2016 Fair Value	Principal valuation techniques	Significant observable inputs	December 31, 2017 Range of inputs	December 31, 2016 Range of inputs
Servicing asset	$319	$313	Discounted cash flow	Constant prepayment rate	5.58% to 10.67%	4.89% to 9.96%
				Weighted average life	2.67 yrs. to 9.09 yrs.	3.05 yrs. to 9.70 yrs.
				Weighted average discount rate	11.75% to 19.74%	10.50% to 15.31%

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

Loans Held at Fair Value:

(in 000’s)	2017	2016
Balance at December 31,	$ 4,207	$ 2,459
Origination of loans	816	2,068
Principal repayments	(191)	(324)
Change in fair value	(381)	4
Balance at December 31,	$4,451	$4,207

Servicing Asset:

(in 000’s)	2017	2016
Balance at December 31,	$ 313	$ 200
Additions related to new loan originations	57	160
Change in fair value	(51)	(47)
Balance at December 31,	$319	$313

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2017 for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2017.

Carrying Value at December 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total fair value loss during the year ended December 31, 2017
Impaired Loans	$134	-	-	$134	$(32)
Other real estate owned	$626	-	-	$ 626	$ -

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

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At December 31, 2017 and December 31, 2016, the fair values shown above exclude estimated selling costs of $16,000 and $48,000, respectively

OREO is carried at the lower of cost or fair value, which is measured at the foreclosure date. If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level 2 measurement. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. In these cases, the loans are categorized in the above table as Level 3 measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

Fair Value of Financial Instruments

FASB ASC Topic 825 “Disclosure About Fair Value of Financial Instruments”, requires the disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

The fair value of financial instruments not previously disclosed are depicted below:

 (in 000’s)

	Level in	2017		2016
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$11,671	$11,671	$ 7,803	$ 7,803
Loans, net of allowance for loan losses	(1)	25,545	25,831	26,535	26,617
Servicing asset	Level 3	319	319	313	313
Accrued interest receivable	Level 2	153	153	141	141
Liabilities:
Demand deposits	Level 2	34,610	34,610	28,497	28,497
Savings deposits	Level 2	11,505	11,505	11,735	11,735
Time deposits	(2)	9,339	9,280	10,411	10,395
Accrued interest Payable	Level 2	14	14	11	11

(1)Level 2 for non-impaired loans; Level 3 for certain impaired loans.

(2)Level 1 for variable rate instruments, Level 3 for fixed rate instruments

12.  CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2017	2016
Assets:
Cash and cash equivalents	$ 38	$ -
Investment in United Bank of Philadelphia	3,242	2,660
Total assets	$3,280	$2,660
Shareholders’ equity:
Series A preferred stock	$ 1	$ 1
Common stock	8	8
Additional paid-in capital	15,677	14,753
Accumulated deficit	(12,349)	(12,038)
Net unrealized holding losses on securities available-for-sale	(57)	(64)

Total shareholders’ equity	$3,280	$2,660

Condensed Statements of Operations

Years ended December 31,
(Dollars in thousands)	2017	2016
Net loss	$ (12)	$ -
Equity in net (loss) income of subsidiary	(307)	$ 25
Net (loss) income	$ (319)	$ 25

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

Years ended December 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net (loss) income	$ (319)	$ 25
Adjustments:
Equity in net income (loss) of subsidiary	307	(25)
Net cash used in operating activities	(12)	-
Cash flows from investing activities:
Investment in subsidiary	(875)	-
Total cash flows from investing activities	(875)	-
Cash flows from financing activities:
Issuance of Series B Preferred Stock	925	-
Total cash flows from financing activities	925	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$ 38	$ -

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

The most recent notification as of December 31, 2017, from the FDIC and PADOB categorized the Bank as “well capitalized” under the regulatory framework for prompt and corrective action due to the Consent Orders described below.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

The Company and the Bank’s actual capital amounts and ratios are as follow as of December 31, 2017:

(In 000’s)	Actual		Minimum to be Well Capitalized		Minimum to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,338	10.22%	N/A
Bank	3,300	10.11	3,265	10.0%	$2,612	8.00%
Tier I capital to risk weighted assets
Company	3,158	9.67	N/A
Bank	3,120	9.56	2,612	8.00%	1,959	6.00%
Common equity Tier I capital to risk weighted assets
Company	3,158	9.67	N/A
Bank	3,120	9.56	2,122	6.50%	1,469	4.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,158	5.58	N/A
Bank	3,120	5.51	2,829	5.00%	2,263	4.00%
Tangible common equity to tangible assets
Company	3,158	5.58	N/A	N/A	N/A	N/A
Bank	3,120	5.51	N/A	N/A	N/A	N/A

The Company and the Bank’s actual capital amounts and ratios are as follow as of December 31, 2016:

(In 000’s)	Actual		Minimum to be Well Capitalized		Minimum to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$2,897	9.08%	N/A
Bank	2,897	9.08	3,190	10.00%	$2,552	8.00%
Tier I capital to risk weighted assets
Company	2,597	8.14	N/A
Bank	2,597	8.14	2,074	8.00%	$1,914	6.00%
Common equity Tier I capital to risk weighted assets
Company	2,597	8.14	N/A
Bank	2,597	8.14	2,074	6.50%	$1,436	4.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,597	4.82	N/A
Bank	2,597	4.82	2,692	5.00%	$2,154	4.00%
Tangible common equity to tangible assets
Company	2,597	4.82	N/A	N/A	N/A	N/A
Bank	2,597	4.82	N/A	N/A	N/A	N/A

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

December 31, 2017 and 2016

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

As of December 31, 2017 and December 31, 2016, the Bank’s tier one leverage capital ratio was 5.51% and 4.82%, respectively, and its total risk based capital ratio was 10.11% and 9.08%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.  The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

•Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

•External equity investments—During 2017, the Company received external investments of $925,000 and from other financial institutions. External capital investments will continue to be sought.

•Performance grants---Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention.  The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

Also, in September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $2.8 million of this grant was recorded as contributed capital and $617,000 was recorded as deferred revenue.  The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.

As a result of the above actions, management believes that the Bank has and will be able to comply with the terms and conditions of the Orders.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

15.  SUBSEQUENT EVENTS

In December 31, 2018, there was a significant decline in asset quality that resulted in fair value write-downs of defaulted SBA loans totaling $473,000.  In addition, an increase of $139,000 in specific reserves related to non-SBA loans was required due to an increase in impaired loan exposure.  These write-downs resulted in a reduction in the Bank’s Tier 1 Capital Ratio to 3.75%, below the minimum of 4% considered to be “adequately” capitalized.

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

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $2.8 million of this grant was recorded as contributed capital and $617,000 was recorded as deferred revenue.  The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio. At December 31, 2018, there was a significant decline in asset quality that resulted in fair value write-downs of defaulted SBA loans totaling $473,000.  In addition, an increase of $139,000 in specific reserves related to non-SBA loans was required due to an increase in impaired loan exposure.  These write-downs resulted in a reduction in the Bank’s tier one capital ratio to 3.75%, below the minimum of 4% considered to be “adequately”.  At September 30, 2020, the Bank’s tier one leverage capital ratio was 10.59% and its total risk based capital ratio was 21.17% which is considered “well capitalized” under the regulatory framework for prompt and corrective action.

16.  EARNINGS PER SHARE COMPUTATION

Net income (loss) per common share is calculated as follows:

	Year ended December 31, 2017
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$ (319,426)
Basic EPS
Income attributable to common stockholders	$ (319,426)	826,921	$(0.39)
Diluted EPS
Income attributable to common stockholders	$ (319,426)	826,921	$ (0.39)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

	Year ended December 31, 2016
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net income	$ 24,537
Basic EPS
Income attributable to common stockholders	$ 24,537	826,921	$ 0.03
Diluted EPS
Income attributable to common stockholders	$ 24,537	826,921	$ 0.03

There were no common stock equivalents for the years December 31, 2017 and 2016.

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the earnings per share calculations.

17.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the company’s consolidated results of operations during 2017 and 2016, on a quarterly basis:

(Dollars in thousands)

	2017
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 651	$ 674	$ 583	$633
Interest expense	20	19	16	17
Net interest income	631	655	567	616
Provision (credit) for loan losses	9	(15)	(46)	(30)
Net interest after provision (credit) for loan losses	622	670	613	646
Noninterest income	453	490	307	241
Noninterest expense	1,105	1,131	1,035	1,090
Net (loss) income	$ (30)	$ 29	$ (115)	$ (203)
Basic (loss) income per common share	$ (0.03)	$ 0.03	$(0.14)	$ (0.25)
Diluted (loss) income per common share	$ (0.03)	$ 0.03	$(0.14)	$ (0.25)

(Dollars in thousands)

	2016
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 614	$ 642	$ 737	$593
Interest expense	17	17	16	16
Net interest income	597	625	721	577
Provision (credit) for loan losses	(19)	(45)	30	(35)
Net interest after provision (credit) for loan losses	616	670	691	612
Noninterest income	538	392	705	288
Noninterest expense	1,146	1,162	1,080	1,099
Net income (loss)	$ 8	$ (100)	$ 316	$ (199)
Basic income (loss) per common share	$ 0.01	$ (0.12)	$0.38	$ (0.24)
Diluted income (loss) per common share	$ 0.01	$ (0.12)	$0.38	$ (0.24)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2017 and 2016

18.  GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $319,000 for the year ended December 31, 2017 and net income of approximately $25,000 for the year ended December 31, 2016. Further, the Company has entered into Consent Orders with the FDIC and the Department that, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk based capital ratio to 12.50%.  As of December 31, 2017, the Bank’s tier one leverage capital ratio was 5.51% and its total risk based capital ratio was 10.11%.  Assuming no change in average assets, the Bank’s capital would need to decline by $857,000 to be less than adequately capitalized.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•Increase earnings:  Core profitability is essential to stop the erosion of capital.  Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the projected recovery of SBA loan fair value write-downs and other cost reduction strategies. During 2018 and 2019, there were SBA fair value write-downs on defaulted loans that totaled more than $1 million.  Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that will result in the reversal of some fair value write-downs.

•Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified potential sources of external capital that have been received in 2020.  This capital will be used to further strengthen the Bank’s balance sheet.

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

For the Year Ended December 31, 2017

UNITED BANCSHARES, INC.

EXHIBITS

EXHIBIT (31.1)

EXHIBIT (31.2)

EXHIBIT (32.1)(A)

EXHIBIT (32.2) (B)