Form 10-Q
period 2018-03-31
UNITED BANCSHARES INC /PA
filed 2021-09-17
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2018

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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

Yes ☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ Not Applicable.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $0.01 par value Common Stock and 500,000 shares of $0.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,442, 1,850, 1,100 shares are issued, respectively as of August 31, 2021.

The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of August 31, 2021, the aggregate number of the shares of the Registrant’s Common Stock issued was 843,050.

FORM 10-Q

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$2,198,996	$2,075,258
Interest-bearing deposits with banks	312,160	311,995
Federal funds sold and other cash equivalents	10,790,981	9,284,000
Cash and cash equivalents	13,302,137	11,671,253

Investment securities available-for-sale, at fair value	4,831,363	5,144,707

Loans held for sale	10,468,182	10,297,168

Loans held at fair value	4,849,036	4,450,901

Loans, net of unearned discounts and deferred fees	24,212,084	25,725,700
Less allowance for loan losses	(201,521)	(179,949)
Net loans	24,010,563	25,545,751

Bank premises and equipment, net	254,265	303,298
Accrued interest receivable	119,683	153,415
Other real estate owned	569,371	626,071
Servicing asset	317,963	319,368
Prepaid expenses and other assets	386,934	496,935
Total assets	$59,109,497	$59,008,867

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$20,280,459	$19,606,017
Demand deposits, interest-bearing	14,245,136	15,004,238
Savings deposits	11,690,120	11,505,417
Time deposits, under $250,000	4,177,176	4,331,306
Time deposits, $250,000 and over	5,397,617	5,008,276
Total deposits	55,790,508	55,455,254

Accrued interest payable	22,302	13,939
Accrued expenses and other liabilities	268,070	259,152
Total liabilities	56,080,880	55,728,345

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,547,014)	(12,348,988)
Accumulated other comprehensive loss	(111,275)	(57,396)
Total shareholders’ equity	3,028,617	3,280,522
Total liabilities and shareholders’ equity	$59,109,497	$59,008,867

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Interest income:
Interest and fees on loans	$546,462	$588,776
Interest on investment securities	29,534	31,757
Interest on federal funds sold	41,310	12,659
Interest on time deposits with other banks	456	181
Total interest income	617,762	633,373

Interest expense:
Interest on time deposits	11,921	9,168
Interest on demand deposits	6,502	6,178
Interest on savings deposits	1,412	1,451
Total interest expense	19,835	16,797
Net interest income	597,927	616,576
Provision (credit) for loan losses	20,000	(30,000)

Net interest income after provision (credit) for loan losses	577,927	646,576

Noninterest income:
Customer service fees	100,089	95,739
ATM fee income	24,722	31,102
Gain on sale of loans	156,547	60,458
Net change in fair value of financial instruments	9,093	25,659
Loss on sale of other real estate	(2,082)	-
Other income	25,296	27,594
Total noninterest income	313,665	240,552

Noninterest expense:
Salaries, wages and employee benefits	400,054	399,820
Occupancy and equipment	255,042	254,127
Office operations and supplies	76,910	80,256
Marketing and public relations	18,562	4,500
Professional services	36,979	49,740
Data processing	101,435	98,883
Other real estate expense	13,835	20,594
Loan and collection costs	28,580	46,590
Deposit insurance assessments	25,000	22,000
Other operating	133,221	113,239
Total noninterest expense	1,089,618	1,089,749
Net loss before income taxes	$(198,026)	($202,621)
Provision for income taxes	-	-
Net loss	$(198,026)	$(202,621)
Net loss per common share—basic and diluted	$(0.24)	$(0.25)
Weighted average number of common shares outstanding	826,921	826,921
Comprehensive loss:
Net loss	$(198,026)	$(202,621)
Unrealized (losses) gains on available for sale securities, net of taxes	(53,879)	9,767
Total comprehensive loss	$(251,905)	$(192,854)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$ 993	1,850	$18	826,921	$ 8,269	$ 15,677,626	($12,348,988)	$ (57,396)	$ 3,280,522
Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Issuance of Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2018	99,342	$993	1,850	$18	826,921	$ 8,269	$ 15,677,626	$ (12,547,014)	$ (111,275)	$ 3,028,617

Three Months Ended March 31, 2017

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2016	99,342	$993	-	$ -	826,921	$ 8,269	$14,752,644	$ (12,038,281)	$ (63,710)	$ 2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock	-	-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	$993	1,350	$13	826,921	$ 8,269	$ 15,427,631	$ (12,240,902)	$ (53 943)	$ 3,142,061

See accompanying notes to the unaudited consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

	2018	2017

Cash flows from operating activities:
Net loss	$(198,026)	$(202,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	20,000	(30,000)
Amortization of premiums on investments	2,021	2,623
Loss on sale of other real estate	2,082	-
Amortization of servicing asset	34,083	8,063
Depreciation on fixed assets	49,033	46,526
Net change in fair value of financial instruments	(9,093)	(25,659)
Gain on sale of loans	(156,547)	(60,458)
Proceeds from the sale of loans held-for-sale	1,747,544	583,392
Loans originated for sale	(1,638,729)	(444,949)
Increase in accrued interest receivable and other assets	(5,842)	(86,050)
Increase (decrease) in accrued interest payable and other liabilities	17,281	(13,312)
Net cash used in operating activities	(136,193)	(222,445)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	257,894	127,767
Purchase of securities available-for-sale	(450)	(328)
Net decrease in loans	1,119,761	1,191,137
Proceeds from sale of other real estate	54,618	-
Purchase of bank premises and equipment	-	(6,938)
Net cash provided by investing activities	1,431,823	1,311,638

Cash flows from financing activities:
Proceeds from the sale of preferred stock	-	675,000
Net increase in deposits	335,254	227,694
Net cash provided by financing activities	335,254	902,694
Net increase in cash and cash equivalents	1,630,884	1,991,887

Cash and cash equivalents at beginning of period	11,671,253	7,802,831

Cash and cash equivalents at end of period	$13,302,137	$9,794,718

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11472	$16,908
Investments transferred to other cash equivalents	$131,981	$-
Loans transferred from held for sale to held at fair value	$398,138	$95,777

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2017 when reviewing this Form 10-Q.  Because this report is based on an interim period, certain information and footnote disclosures normally included in the Annual Report on Form 10-K have been condensed or omitted. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of March 31, 2018 and December 31, 2017 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2018 and 2017.

Management’s Use of Estimates

The preparation of the financial statements has been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the fair value of loans held at fair value, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities.

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

2. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Basic:
Net loss available to common shareholders	$ (198,026)	$ (202,621)
Average common shares outstanding-basic	826,921	826,921
Net loss per share-basic	$ (0.24)	$ (0.25)
Diluted:
Average common shares-diluted	826,921	826,921
Net loss per share-diluted	$ (0.24)	$ (0.25)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss:

	Three Months Ended March 31, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(73)	$16	$(57)
Unrealized holding loss arising during period	(68)	14	(54)
Other comprehensive loss, net	(68)	14	(54)
Ending balance	$(141)	$30	$(111)

	Three Months Ended March 31, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(96)	$33	$(63)
Unrealized holding gain arising during period	15	(5)	10
Other comprehensive loss, net	15	(5)	10
Ending balance	$(81)	$28	$(53)

4. New Authoritative Accounting Guidance

Effect of the Adoption of Accounting Standards

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers — Topic 606 and all subsequent ASUs that modified ASC 606. The standard required a company to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at the time the transfer of goods or services takes place. The Company completed an assessment of revenue streams and review of the related contracts potentially affected by the new standard and concluded that ASU 2014-09 did not materially change the method in which it recognizes revenue. Therefore, implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. However, additional disclosures were added in the current period, which can be found in Note 9.

In January 2016, the FASB finalized ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 8 to the financial statements. The December 31, 2017, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the March 31, 2018 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and time deposits and, thus, Level III fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (97)	$ 2,252
Government Sponsored Enterprises residential mortgage-backed securities	2,623	11	(55)	2,579
	$ 4,972	$ 11	$ (152)	$ 4,831

December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (76)	$ 2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$ 5,218	$ 21	$ (94)	$ 5,145

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of March 31, 2018, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,252
Government Sponsored Enterprises residential mortgage-backed securities	2,623	2,579
	$ 4,972	$ 4,831

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments as describe in Note 4.  As a result, the Investment in Money Market Mutual Funds was reclassed to Federal Funds Sold and other cash equivalents.

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three months ended March 31, 2018 and 2017.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	242	(8)	2,010	(89)	2,252	(97)

Government Sponsored Enterprises residential mortgage-backed securities	14	1,869	(36)	358	(19)	2,227	(55)

Total temporarily impaired investment Securities	21	2,111	(44)	2,368	(108)	4,479	(152)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$ 245	$ (5)	$2,028	$ (71)	$2,273	$ (76)

Government Sponsored Enterprises residential mortgage-backed securities	8	1,124	(7)	377	(11)	1,501	(18)

Total temporarily impaired investment Securities	15	$1,369	$ (12)	$ 2,405	$(82)	$ 3,774	$ (94)

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

As of March 31, 2018, and December 31, 2017, investment securities with a carrying value of $4,502,000 and $4,297,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	March 31, 2018	December 31, 2017
Commercial and industrial	$2,098	$1,798
Commercial real estate	19,756	21,389
Consumer real estate	1,606	1,729
Consumer loans other	752	809
Total loans	$24,212	$ 25,725

There were no unearned discounts at March 31, 2018.  At December 31, 2017, the unearned discount totaled $10,858, and is included in the related loan accounts.

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

All of these factors may be susceptible to significant change.  During the quarter ended March 31, 2018 the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were minimal net recoveries during the quarter. Credits to the provision for the three months ended March 31, 2017 were primarily related to decreases in the balance of loans as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended March 31, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Provision (credit) for loan losses	-	3	(4)	1	20	20

Charge-offs	-	-	-	(5)	-	(5)
Recoveries	1	-	-	6	-	7
Net recoveries	1	-	-	1	-	2

Ending balance	$8	$158	$6	$10	$20	$202

(in 000's)	For the Three months ended March 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$68	$179	$10	$11	$32	$300
Credit for loan losses	(6)	(8)	(3)	-	(12)	(30)

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	-	1	1	-	3
Net recoveries	1	-	1	-	-	2

Ending balance	$63	$171	$8	$11	$20	$273

(in 000's)	March 31, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$31	$-	$-	$-	$31
Loans collectively evaluated for impairment	8	127	6	10	20	171
	$8	$158	$6	$10	$20	$202

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,226	$-	$-	$-	$1,302
Loans collectively evaluated for impairment	2,022	18,530	1,606	752	-	22,910
Total	$2,098	$19,756	$1,606	$752	$-	$24,212

(in 000's)			December 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	7	155	10	8	-	180
	$7	$155	$10	$8	$-	$180

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,201	$-	$-	$-	$1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809	-	24,448
Total	$1,798	$21,389	$1,729	$809	$-	$25,725

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of March 31, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$15	$-	$-	$15	$1,031	$1,046
SBA loans	-	-	-	-	66	66
Asset-based	-	-	86	86	900	986
Total Commercial and industrial	15	-	86	101	1,997	2,098

Commercial real estate:
Commercial mortgages	42	-	1,169	1,211	9,871	11,082
SBA loans	-	-	78	78	184	262
Construction	-	-	-	-	106	106
Religious organizations	-	-	184	184	8,122	8,306
Total Commercial real estate	42	-	1,431	1,473	18,283	19,756

Consumer real estate:
Home equity loans	-	123	287	410	246	656
Home equity lines of credit	-	-	-	-	16	16
1-4 family residential mortgages	26	-	32	58	876	934
Total consumer real estate	26	123	319	468	1,138	1,606

Total real estate	68	123	1,750	1,941	19,421	21,362

Consumer and other:
Student loans	89	69	-	158	490	648
Other	-	2	-	2	102	104
Total consumer and other	89	71	-	160	592	752

Total loans	$172	$194	$1,836	$2,202	$22,010	$24,212

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$909	$909
SBA Loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	870
Total Commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total Commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Total real estate

Consumer and other:
Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$190	$387	$1,616	$2,192	$23,533	$25,725

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans March 31, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$691	$-	$15	$216	$-	1,172
SBA loans	-	-	16	-	-	-	16
Asset-based	-	594	148	-	92	76	910
	250	1,285	164	15	308	76	2,098
Commercial real estate:
Commercial mortgages	-	7,934	1,693	459	779	217	11,082
SBA Loans	-	184	-	-	78	-	262
Construction	-	106	-	-	-	-	106
Religious organizations	41	7,255	826	-	184	-	8,306
	41	15,479	2,519	459	1,041	217	19,756

Total commercial loans	$291	$16,764	$2,683	$474	$1,349	$293	$21,854

	Residential Mortgage and Consumer Loans March 31, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$246	$410	$656
Home equity line of credit	16	-	16
1-4 family residential mortgages	902	32	934
	1,164	442	1,606

Consumer Other:
Student loans	593	56	649
Other	103	-	103
	696	56	752

Total consumer loans	$1,860	$498	$2,358

(In 000's)			Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$423	$-	$19	$217	$-	$909
SBA loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798

Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA Loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,443	3,599	17	1,065	217	21,389

Total commercial loans	$298	$17,415	$3,770	$36	$1,375	$293	$23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$352	$289	$641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$2,201	$337	$2,538

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. There were no partial charge-offs during the three months ended March 31, 2018.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-
SBA loans	-	-	-	-	-
Asset-based	76	76	-	76	-
Total commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	964	790	174	964	31
SBA Loans	78	78	-	78	-
Religious organizations	184	184	-	184	-
Total commercial real estate	1,226	1,052	174	1,226	31

Total loans	$1,302	$1,128	$174	$1,302	$31

Impaired loans as of December 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Asset based	76	76	-	76	-
Total Commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	933	933	-	933	-
SBA Loans	81	81	-	81	-
Religious Organizations	187	187	-	187	-
Total Commercial real estate	1,201	1,201	-	1,201	-
Total loans	$1,277	$1,277	$-	$1,277	-

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$76	$-	$33	$-
SBA loans	-	-	-	-
Asset-based	-	-	319	-
Total commercial and industrial	76	-	352	-

Commercial real estate:
Commercial mortgages	965	-	1,280	-
SBA loans	79	-	254	-
Religious organizations	185	-	194	-
Total commercial real estate	1,229	-	1,728	-

Total loans	$1,305	$-	$2,080	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2018 and December 31, 2017.

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

(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Beginning balance	$626	$447
Additions, transfers from loans	-	-
Sales	(57)	-
	569	447
Write-ups (Write-downs)	-	-
Ending Balance	$569	$447

There were no loans in the process of foreclosure at March 31, 2018 and December 31, 2017.

The following schedule reflects the components of other real estate owned:

(in 000's)	March 31, 2018	December 31, 2017
Commercial real estate	$316	$317
Residential real estate	253	309
Total	$569	$626

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2018	March 31, 2017
Insurance	$5	$4
Professional fees	-	5
Real estate taxes	4	3
Maintenance	2	9
Utilities	2	-
Transfer-in write-up	-	-
Impairment charges (net)	-	-
Other	1	-
Total	$14	$21

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,252	$-	$2,252	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,579	-	2,579	-
Total	$4,831	$-	$4,831	$-
Loans held for sale	$10,468	$-	$10,468	$-
Loans held at fair value	$4,849	$-	$-	$4,849
Servicing asset	$318	$-	$-	$318

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,273	$-	$2,273	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-
Money market funds	132	132	-	-
Total	$5,145	$132	$5,013	$-
Loans held for sale	$10,297	$-	$10,297	$-
Loans held at fair value	$4,451	$-	$-	$4,451
Servicing asset	$319	$-	$-	$319

The fair value of the Bank’s AFS securities portfolio was approximately $4,963,000 and $5,145,000 at March 31, 2018 and December 31, 2017, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended March 31, 2018 and 2017.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	March 31, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2018 Range of inputs	December 31, 2017 Range of inputs
Loans held at fair value:	$ 4,849	$ 4,451	Discounted cash flow	Constant prepayment rate	9.17% to 5.00%	8.54% to 10.41%
				Weighted average discount rate	9.61% to 1.65%	9.00% to 11.62%
				Weighted average life	2.62 yrs. to 8.89 yrs.	2.67 yrs. to 9.29 yrs.
				Projected default rate	1.13% to .76%	0.75% to 7.61%

(in 000’s)

Assets measured at fair value	March 31, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2018 Range of inputs	December 31, 2017 Range of inputs
Servicing asset	$318	$ 319	Discounted cash flow	Constant prepayment rate	7.36% to 14.64%	5.58% to 10.67%
				Weighted average discount rate	11.45% to 28.59%	11.75% to 19.74%
				Weighted average life	2.23 yrs. to 7.13 yrs.	2.67 yrs. to 9.09 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$4,451	$319
Origination of loans/additions	398	33
Principal repayments/amortization	(45)	(34)
Change in fair value of financial instruments	45	-
Balance at March 31, 2018	$4,849	$318

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2018 and December 31, 2017, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2018 and year ended December 31, 2017.

Carrying Value at March 31, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$174			$174
Other real estate owned (“OREO”)	$569	-	-	$ 569

Carrying Value at December 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$134	-	-	$134
Other real estate owned (“OREO”)	$626	-	-	$ 626

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At March 31, 2018 and December 31, 2017, the fair values shown above exclude estimated selling costs of $57,000.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		March 31, 2018		December 31, 2017
	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$13,170	$13,170	$11,671	$11,671
Loans, net of allowance for loan losses	(1)	24,011	23,951	25,545	25,831
Servicing asset	Level 3	318	318	319	319
Accrued interest receivable	Level 1	120	120	153	153
Liabilities:
Demand deposits	Level 1	34,561	34,561	34,610	34,610
Savings deposits	Level 1	11,690	11,690	11,505	11,505
Time deposits	(2)	9,575	9,491	9,339	9,280
Accrued interest payable	Level 1	22	22	14	14

(1)Level 2 for non-impaired loans; Level 3 for impaired loans.

(2)Level 1 for variable rate instruments, level 3 for fixed rate instruments.

9. Revenue Recognition

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including gains on the sale of loans, the change in fair value of financial instruments, are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 85.1% of the total revenue of the Company.

The significant components of noninterest income within the scope of Topic 606 are as follows:

Customer Service Fees and ATM Fees — The Company has contracts with its deposit account customers where fees are charged for certain items or services. Service charges include account analysis fees, monthly service fees, overdraft fees, and other deposit account related fees. Additionally, the Company collects revenue when outside customers utilize the Bank’s ATM machines for transactions.  Revenue related to account analysis fees, ATM transactions and service fees is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. Fees attributable to specific performance obligations of the Company (i.e. overdraft fees, etc.) are recognized at a defined point in time based on completion of the requested service or transaction.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$100	$96
ATM Fee Income	25	31
Other income	25	28
Noninterest income (in-scope of Topic 606)	150	155
Noninterest income (out-of-scope of Topic 606)	165	86
Total noninterest income	$315	$241

10. Regulatory

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

As of March 31, 2018, and December 31, 2017, the Bank’s tier one leverage capital ratio was 4.87% and 5.51%, respectively, and its total risk-based capital ratio was 9.31% and 10.11%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

•Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

•External equity investments—During 2017, the Company received external investments of $925,000 and from other financial institutions. In May 2020, the Bank received an investment of $600,000 from another financial institution.  External capital investments will continue to be sought.

•Performance grants—Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention.  The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $614,000 of the grant was allocated to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio and mitigate potential deterioration in asset quality.

Further, in June 2021, the was notified that it would be awarded a grant totaling $1,286,000 from the US Treasury’s CDFI Rapid Response Program that was geared to strengthen the Bank as the economy recovers from the effects of the COVID-19 pandemic.

As a result of the above actions, management believes that the Bank has and will be able to comply with the terms and conditions of the Orders.

11.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $198,000 for the quarter ended March 31, 2018 and approximately $203,000 for the same quarter in 2017, additionally, the Company reported a net loss of $319,000 for the year ended 2017 and net income of $25,000 for the year ended 2016.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk-based capital ratio to 12.50%.  As of March 31, 2018, the Bank’s tier one leverage capital ratio was 4.87% and its total risk-based capital ratio was 9.31%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•Increase earnings:  Core profitability is essential to stop the erosion of capital.  Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the projected recovery of SBA loan fair value write-downs and other cost reduction strategies. During the fourth quarter of 2018 and in 2019, there were SBA fair value write-downs on defaulted loans that totaled more than $1 million.  Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that management believes will result in the recovery of some fair value write-downs.

•Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified potential sources of external capital that have been received in 2020 and 2021.  This capital will be used to further strengthen the Bank’s balance sheet.

•Comply with the Consent Orders:  Management has developed a Restoration Plan to address matters outlined in the Consent Orders including strengthening management, asset quality, profitability and capital.  This plan received a “non-objection” from the Bank’s primary regulators in May 2021. Management plans to implement the Restoration Plan in an attempt to comply with the terms and conditions of the Orders.

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

12.  Subsequent Events

In December 31, 2018, there was a significant decline in asset quality that resulted in fair value write-downs of defaulted SBA loans totaling $473,000.  In addition, an increase of $139,000 in specific reserves related to non-SBA loans was required due to an increase in impaired loan exposure.  These write-downs resulted in a reduction in the Bank’s Tier 1 Capital Ratio to 3.75%, below the minimum of 4% considered to be “adequately” capitalized.  Also, there was a reduction in the total risk-based capital ratio to 7.44%, below the minimum of 8.00% considered to be adequately capitalized.

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s tier one leverage capital ratio was 5.66% and its total risk-based capital ratio was 11.91% that is considered “adequately capitalized” under the regulatory framework for prompt and corrective action.

Beginning in March 2020, the onset of the COVID-19 pandemic had an adverse economic effect on a global, national, and local level. Following the outbreak, market interest rates have declined significantly, as the 10-year Treasury bond fell below 1.00% in early March 2020 that could lead to a reduction in the Bank’s net interest margin.  In addition, this event may adversely affect asset quality related to the Company’s small business loan customers that have been affected by a reduction in their business operations because of government-imposed restrictions.  As a result, the Company has deferred loan payments as necessary for those customers that have been impacted by the pandemic.  The pandemic has also affected the way that the Company is conducting business. Since notice of the pandemic, the Company has temporarily closed its Center City branch office and consolidated all customer service activity at its Progress Plaza branch.  In addition, the Company has maintained limited on-site presence of four employees or less in the Lending Department while all other employees work remotely in an effort to slow the spread of the pandemic. The full extent of the effect of the pandemic is not yet known.

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $2.8 million of this grant was recorded as noninterest income and $617,000 was recorded as deferred revenue.  The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio. At June 30, 2021, the Bank’s tier one leverage capital ratio was 9.43% and its total risk-based capital ratio was 23.48% which is considered “well capitalized” under the regulatory framework for prompt and corrective action.

Further, in August 2021, the Bank was awarded a grant totaling $1,286,000 from the US Treasury’s CDFI Rapid Response Program that was geared to strengthen the Bank as the economy recovers from the effects of the COVID-19 pandemic.  This grant resulted in further improvement in the Bank’s capital ratios.

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

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and the documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward looking statements for the purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of United Bancshares, Inc (“UBS”) to be materially different from future results, performance or achievements expressed or implied by such forward looking statements.  The words “expect,” “anticipate,” “intended,” “plan,” “believe,” “seek,” “estimate,” “may,” and similar expressions are intended to identify such forward-looking statements.  These forward-looking statements include: (a) statements of goals, intentions and expectations; and (b) statements regarding business prospects, asset quality, credit risk, reserve adequacy and liquidity.  UBS’ actual results may differ materially from the results anticipated by the forward-looking statements due to a variety of factors, including without limitation: (a) the effects of future economic conditions on UBS and its customers, including economic factors which affect consumer confidence in the securities markets, wealth creation, investment and consumer saving patterns; (b) UBS interest rate risk exposure and credit risk; (c) changes in the securities markets with respect to the market values of financial assets and the stability of particular securities markets; (d) governmental monetary and fiscal policies, as well as legislation and regulatory changes; (e) changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral and securities, as well as interest-rate risks; (f) changes in accounting requirements or interpretations; (g) the effects of competition from other commercial banks, thrifts, mortgage companies, consumer finance companies, credit unions securities brokerage firms, insurance companies, money-market and mutual funds and other financial institutions operating in the UBS’ trade market area and elsewhere including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; (h) any extraordinary events (such as the September 11, 2001 events), the war on terrorism and the U.S. Government’s response to those events or the U.S. Government becoming involved in a conflict in a foreign country including the war in Iraq; (i) the failure of assumptions underlying the establishment of reserves for loan losses and estimates in the value of collateral, and various financial assets and liabilities and technological changes being more difficult or expensive than anticipated; (j) UBS’ success in generating new business in its existing markets, as well as its success in identifying and penetrating targeted markets and generating a profit in those markets in a reasonable time; (k) UBS’ timely development of competitive new products and services in a changing environment and the acceptance of such products and services by its customers; (l) any downgrades, in the credit rating of the United States Government and federal agencies; (m) changes in technology being more expensive or difficult than expected; (n) the ability of key third party providers to perform their obligations to UBS and; (o) the Bank and UBS’ success in managing the risks involved in the foregoing, and (p) failure to comply with the Consent Orders with the FDIC and the Pennsylvania Department of Banking.

All written or oral forward-looking statements attributed to the Company are expressly qualified in their entirety by use of the foregoing cautionary statements.  All forward-looking statements included in this Report are based upon information presently available, and UBS assumes no obligation to update any forward-looking statement.

Overview

The Company reported a net loss of approximately $198,000 ($0.24 per common share) for the quarter ended March 31, 2018 compared to a net loss of approximately $203,000 ($0.25 per common share) for the same quarter in 2017.  The decline in financial performance is primarily related to an increase in the provision for loan losses of $50,000 and a decrease in net interest income, partially offset by higher non-interest income when compared to the same quarter in 2017. Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital has declined as a result of operating losses.  Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

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

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan origination activity and selling the guaranteed portion in the secondary market for gains.  Approximately $166,000 of gains on the sale of SBA loans and related income was recognized for the quarter ended March 31, 2018 compared to $86,000 for the same quarter in 2017. Management is seeking to grow the SBA loan pipeline through relationships with feeder organizations to maximize this income.

While some expense reductions were achieved during the quarter in professional services, other real estate expenses and loan collection expenses there was an increase in marketing and public relations expenses. Management will seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

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

The Company’s significant accounting policies are presented in Note 1 to the Company’s audited consolidated financial statements filed as part of the 2017 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2018	Quarter ended March 31, 2017
Statement of operations information:
Net interest income	$598	$617
Provision (credit) for loan losses	20	(30)
Noninterest income	314	241
Noninterest expense	1,090	1,090
Net loss	(198)	(203)
Net loss per share-basic and diluted	(0.24)	(0.25)

Balance Sheet information:	March 31, 2018	December 31, 2017
Total assets	$59,109	$59,009
Net loans	24,011	25,545
Loans held for sale	10,468	10,297
Investment securities	4,963	5,145
Deposits	55,826	55,455
Shareholders' equity	3,029	3,281

Ratios*:	Quarter ended March 31, 2018	Quarter ended March 31, 2017
Return on assets	(1.37)%	(1.43)%
Return on equity	(29.77)%	(32.26)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses increased approximately $2.4 million, or 4.35% during the quarter ended March 31, 2018 compared to the quarter ended December 31, 2017. Average funding sources increased approximately $2.4 million, or 4.51%, during the same quarter in 2018.

Sources and Uses of Funds Trends

( dollars in 000’s)	March 31, 2018			December 31, 2017
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$40,448	$1,030	2.61%	$39,418
Investment Securities	5,175	(276)	(5.06)	5,451
Federal funds sold	11,028	1,621	17.23	9,407
Balances with other banks	312	1	0.32	311
Total uses	$56,963	$2,376	4.35%	$54,587
Funding sources:
Demand deposits
Noninterest-bearing	$20,850	$2,429	13.19%	$18,421
Interest-bearing	14,779	240	1.65	14,539
Savings deposits	11,533	(257)	(2.18)	11,790
Time deposits	9,228	20	0.22	9,208
Total sources	$56,390	$2,432	4.51%	$53,958

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans increased by approximately $1.0 million, or 2.61%, during the quarter ended March 31, 2018. Increases in funding sources of $2.4 million during the quarter was generally related to increases in loan originations and increases in investments in federal funds sold. The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity as consumers repay loans and refinance to take advantage of the continued low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $19.8 million, or 82%, of total loans at March 31, 2018 of which approximately $19.2 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2018 were approximately $8.1 million, or 37%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	March 31,	December 31,
(In 000's)	2018	2017

Commercial and industrial:
Commercial	$1,046	$909
SBA Loans	66	19
Asset-based	986	870
Total commercial and industrial	2,098	1,798

Commercial real estate:

Commercial mortgages	11,082	11,671
SBA loans	262	669
Construction	106	419
Religious organizations	8,306	8,630
Total commercial real estate	19,756	21,389

Consumer real estate:
Home equity loans	656	641
Home equity lines of credit	16	17
1-4 family residential mortgages	934	1,071
Total consumer real estate	1,606	1,729

Total real estate	21,362	23,118

Consumer and other:
Student loans	648	700
Other	104	109
Total consumer and other	752	809
Allowance for loan losses	(202)	(180)
Loans, net	$24,010	$25,545

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 0.83% at March 31, 2018 compared to 0.70% at December 31, 2017.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,302,000 at March 31, 2018 compared to $1,277,000 at December 31, 2017. There was a $31,000 allowance associated with impaired loans at March 31, 2018.  There was no valuation allowance associated with impaired loans at December 31, 2017as all loans have been charged down to their net realizable value, if necessary.  The slight increase in impaired loans is attributable an increase in impaired commercial real estate loans of $33,000, partially offset by repayment activity of several loans. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At March 31, 2018 and December 31, 2017, loans to religious organizations represented approximately $184,000 and $187,000, respectively of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 11.00% and 11.14% at March 31, 2018 and December 31, 2017 respectively. The percentage of nonperforming loans to total loans increased from 6.28% at December 31, 2017 to 7.58% at March 31, 2018 an increase in non-performing loans of $220,000 primarily in the commercial real estate category. Approximately 95% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	March 31, 2018	December 31, 2017
Commercial and industrial:
Commercial	$-	$-
SBA	-	-
Asset-based	86	76
Total commercial and industrial	86	76

Commercial real estate:
Commercial mortgages	1,169	935
SBA loans	78	81
Religious organizations	184	187
Total commercial real estate	1,431	1,203

Consumer real estate:
Home equity loans	410	289
1-4family residential mortgages	32	48
Total consumer real estate	442	337

Total real estate	1,873	1,540

Consumer and other:
Student loans	69	55
Other	2	1
Total consumer and other	71	56

Total nonaccrual	1,836	1,616
Total past due 90 days and accruing	194	387
OREO	569	626
Total nonperforming assets	$2,599	$2,629

	March 31, 2018	December 31, 2017
Nonperforming loans to total loans	7.58%	6.28%
Nonperforming assets to total loans and OREO	10.49%	9.98%
Nonperforming assets to total assets	4.40%	4.45%

Allowance for loan losses as a percentage of:
Total loans	0.83%	0.71%
Total nonperforming loans	9.85%	10.30%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	March 31, 2018	December 31, 2017
Commercial and industrial:
Asset-based	$-	$-
Total commercial and industrial	-	-

Commercial real estate:
Commercial mortgages	-	208
SBA loans	-	-
Total commercial real estate	-	-

Consumer real estate:	-
Home equity loans	123	123
Total consumer real estate	123	123

Consumer and other:
Student loans	69	55
Other	2	1
Total consumer and other	71	56
Total	$194	$387

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $276,000, or 5.06%, during the quarter ended March 31, 2018. The decrease was primarily related to payments received on mortgage-backed securities.

The average yield on the investment portfolio increased slightly to 2.32% for the quarter ended March 31, 2018 compared to 2.28% for the quarter ended March 31, 2017. Amortizing GSE mortgage-backed securities comprises approximate 52% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cash flow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2018, average deposits increased approximately $2,432,000, or 4.51%. The increase was concentrated in noninterest-bearing demand deposit accounts that increased on average by approximately $2,429,000, or 13.19%.  As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

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

(in 000’s)	March 31, 2018	December 31, 2017
Commitments to extend credit	$2,855	$4,670
Standby letters of credit	317	317

The level of commitments decreased during the quarter ended March 31, 2018 as a result of SBA loan funding activity. Approximately $900,000 of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon. The remainder relates to commitments to fund SBA guaranteed loans.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At March 31, 2018, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $13.2 million, or 22.3% of total assets, compared to $11.7 million, or 19.8%, at December 31, 2017.  The increase is primarily related to $1.5 million decrease in loan principal balances.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $12.8 million in loans are scheduled to mature within one year .  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At March 31, 2018, a positive gap position is maintained on a cumulative basis through 1 year of 14.07% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis and slightly up from the December 31, 2017 positive gap position of 13.6%. This positive gap position is caused by a high level of loans maturing and/or repricing in one to three months as well as a higher level federal funds sold.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time-period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31,

2018, the change in the market value of equity in a +200-basis point interest rate change is (14.68%), within the policy limit of (25.00%), and (17.36%) in a +400-basis point interest rate change, within the policy limit of (50.00%).

Capital Resources

Total shareholders’ equity decreased approximately $252,000, or 7.68%, during the quarter ended March 31, 2018 which is attributable to the current quarter net loss of approximately $198,000 and unrealized losses on available for sale securities of approximately $54,000.

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

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s tier one leverage capital ratio was 5.66% and its total risk-based capital ratio was 11.91% that is considered “adequately capitalized” under the regulatory framework for prompt and corrective action.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

Also, in September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic.  Approximately $2.8 million of this grant was recorded as noninterest income and $617,000 was recorded as deferred revenue.  The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio to mitigate potential asset quality deterioration.

Further, in May 2021, the Bank received an equity investment of $600,000 from another financial institution. It was also notified in June 2021 that it would receive a $1,286,000 grant from the US Treasury CDFI Fund to assist the Bank in its recovery from the effects of the pandemic.  These new sources of capital will serve to further improve the Bank’s capital ratios.

At March 31, 2018, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The following table presents the capital ratios of the Company and the Bank as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	3,023	9.42%	N/A		$3,338	10.22%	N/A
Bank	2,978	9.31	3,201	10.00%	3,300	10.11	3,265	10.00%
Tier I capital to risk weighted assets
Company	2,822	8.79	N/A		3,158	9.67	N/A
Bank	2,777	8.68	2,561	8.00%	3,120	9.56	2,612	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,822	8.79	N/A		3,158	9.67	N/A
Bank	2,777	8.68	2,081	6.50%	3,120	9.56	2,122	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,822	4.93	N/A		3,158	5.58	N/A
Bank	2,777	4.87	2,854	5.00%	3,120	5.51	2,829	5.00%
Tangible common equity to tangible assets
Company	2,822	4.93	N/A	N/A	3,158	5.58	N/A	N/A
Bank	2,777	4.87	N/A	N/A	3,120	5.51	N/A	N/A

Results of Operations

Summary

The Company reported a net loss of approximately $198,000 ($0.24 per common share) for the quarter ended March 31, 2018 compared to a net loss of approximately $203,000 ($0.25 per common share) for the same quarter in 2017.  A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended March 31, 2018			Three months ended March 31, 2017
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$40,448	$547	5.41%	$38,047	$589	6.19%
Investment securities	5,175	30	2.32	5,620	32	2.28
Federal funds sold	11,028	41	1.49	6,550	12.79
Interest bearing balances with other banks	312	-	-	311	-	-
Total interest-earning assets	56,963	618	4.34	50,528	633	5.01
Interest-bearing liabilities
Demand deposits	14,779	7	0.19	13,527	6	0.18
Savings deposits	11,533	1	0.03	11,852	1	0.07
Time deposits	9,228	12	0.52	10,070	9	0.36
Total interest-bearing liabilities	35,540	20	0.23	35,449	16	0.19
Net interest income		$598			$617
Net yield on interest-earning assets			4.20%			4.88%

*For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income decreased approximately $19,000, or 3.08%, for the quarter ended March 31, 2018 compared to the same quarter in 2017. The decrease was primarily related to a decrease in interest income on loans due to higher yields on loans of 6.19% during the quarter ended March 31, 2017 compared to yields of 5.41% for the quarter ended March 31, 2018.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2018 compared to 2017			Three months ended March 31, 2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$18	$(60)	$(42)	$1	$48	$49
Investment securities	(3)	1	(2)	(11)	(1)	(12)
Federal funds sold	6	23	29	(2)	4	2
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	21	(36)	(15)	(12)	51	39
Interest paid on:
Demand deposits	1	-	1	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	(1)	4	3	(2)	2	-
Total interest-bearing liabilities	-	4	4	(2)	2	-
Net interest income	$21	$(40)	$(19)	$(10)	$49	$39

For the quarter ended March 31, 2018 compared to the same period in 2017, there was a decrease in net interest income of approximately $19,000. This change was due to increases in volume on interest earning assets resulting in additional net interest income of $21,000, offset by a decrease in rates, resulting in a decrease in net interest income of $40,000.

Provision for Loan Losses

There was a provision (credit) for loan losses of $20,000 and ($30,000), respectively, for the quarters ended March 31, 2018 and 2017. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $73,000, or 30.39%, for the quarter ended March 31, 2018 compared to the same quarter in 2017 primarily due to an increase in gains realized on the sale of SBA loans of approximately $96,000.

Customer service fees increased approximately $4,000, or 4.54%, for the quarter ended March 31, 2018 compared to 2017.  ATM activity fees decreased by approximately $6,000, or 20.51%, for the quarter ended March 31, 2018 compared to the same period in 2017. ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $166,000 and $86,000, respectively, for the three months ended March 31, 2018 and 2017, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Noninterest Expense

Salaries and benefits remained flat at $400,000 for the quarter ended March 31, 2018 compared to 2017.

Office operations and supplies expense decreased by approximately $3,000, or 4.17%, for the quarter ended March 31, 2018 compared to 2017 primarily because of a reduction in stationary and supplies expense as the Bank moves to more electronic storage.

Marketing and public relations expense increased approximately $14,000 for the quarter ended March 31, 2018 compared to 2017 because of marketing efforts made to increase the visibility of the Bank and its SBA loan products.

Professional services expense decreased approximately $13,000, or 25.66%, for the quarter ended March 31, 2018 compared to 2017 primarily as a result of a lower fees paid in relation to the Bank’s year-end audits, as the Bank was transitioning to a new audit firm.

Data processing expenses increased approximately $3,000, or 2.58%, for the quarter ended March 31, 2018 compared to 2017.  The increase is primarily due to increases in processing expenses for the Bank’s core service provider for which there are annual escalations.

Federal deposit insurance assessments increased approximately $3,000, or 13.64%, for the quarter ended March 31, 2018 compared to 2017. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses decreased approximately $7,000, or 32.82%, for the quarter ended March 31, 2018 compared to 2017.  The decrease was primarily related to reduced repairs and maintenance expenses on properties during the quarter ended March 31, 2018.

Loan and collection expenses decreased approximately $18,000, or 38.66%, for the quarter ended March 31, 2018 compared to 2017 because the Bank completed collection of several defaulted loans in 2017 for which it incurred significant loan-related legal and foreclosure expense.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2018 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of March 31, 2018 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

In June 2017, to address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company.  Management believes that this change will address material weaknesses in the financial controls. Additional changes will be implemented as determined necessary.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of March 31, 2018, the Bank’s tier one leverage capital ratio was 4.87% and its total risk-based capital ratio was 9.31%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: September 17, 2021	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: September 17, 2021	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer