Form 10-Q
period 2018-06-30
UNITED BANCSHARES INC /PA
filed 2021-09-17
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2018

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

FORM 10-Q

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$1,959,060	$2,075,258
Interest-bearing deposits with banks	312,326	311,995
Federal funds sold	7,813,614	9,284,000
Cash and cash equivalents	10,085,000	11,671,253

Investment securities available-for-sale, at fair value	4,711,038	5,144,707

Loans held for sale	11,431,484	10,297,168

Loans held at fair value	4,989,310	4,450,901

Loans, net of unearned discounts and deferred fees	22,887,785	25,725,700
Less allowance for loan losses	(180,359)	(179,949)
Net loans	22,707,426	25,545,751

Bank premises and equipment, net	214,486	303,298
Accrued interest receivable	154,453	153,415
Other real estate owned	402,371	626,071
Servicing asset	311,190	319,368
Prepaid expenses and other assets	455,834	496,935
Total assets	$55,462,593	$59,008,867

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$17,429,932	$19,606,017
Demand deposits, interest-bearing	13,903,775	15,004,238
Savings deposits	11,472,700	11,505,417
Time deposits, under $250,000	3,912,612	4,331,306
Time deposits, $250,000 and over	5,655,517	5,008,276
Total deposits	52,374,536	55,455,254

Accrued interest payable	23,773	13,939
Accrued expenses and other liabilities	203,973	259,152
Total liabilities	52,602,281	55,728,345

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,699,060)	(12,348,988)
Accumulated other comprehensive loss	(127,534)	(57,396)
Total shareholders’ equity	2,860,312	3,280,522
Total liabilities and shareholders’ equity	$55,462,593	$59,008,867

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Interest income:
Interest and fees on loans	$598,378	$528,207	$1,144,840	$1,116,983
Interest on investment securities	28,815	30,808	58,349	62,565
Interest on federal funds sold	47,139	24,130	88,449	36,789
Interest on time deposits with other banks	284	191	740	372
Total interest income	674,616	583,336	1,292,378	1,216,709

Interest expense:
Interest on time deposits	12,356	8,586	24,277	17,754
Interest on demand deposits	6,531	6,260	13,033	12,438
Interest on savings deposits	1,427	1,478	2,839	2,929
Total interest expense	20,314	16,324	40,149	33,121
Net interest income	654,302	567,012	1,252,229	1,183,588
Provision (credit) for loan losses	5,000	(46,000)	25,000	(76,000)

Net interest income after provision (credit) for loan losses	649,302	613,012	1,227,229	1,259,588

Noninterest income:
Customer service fees	102,851	101,571	202,940	197,310
ATM fee income	26,635	32,045	51,357	63,147
Gain on sale of loans	67,271	91,402	223,818	151,860
Net change in fair value of financial instruments	11,423	47,858	20,516	73,517
Loss on sale of other real estate	(9,522)	-	(11,604)	-
Other income	22,800	34,284	48,096	61,878
Total noninterest income	221,458	307,160	535,123	547,712

Noninterest expense:
Salaries, wages and employee benefits	381,826	379,428	781,880	779,248
Occupancy and equipment	246,093	247,007	501,135	501,134
Office operations and supplies	61,713	82,463	138,623	162,719
Marketing and public relations	6,765	4,309	25,327	8,809
Professional services	35,293	51,700	72,272	101,440
Data processing	107,422	96,469	208,857	195,352
Other real estate expense	10,944	9,292	24,779	29,886
Loan and collection costs	36,414	34,034	64,994	80,624
Deposit insurance assessments	24,000	23,000	49,000	45,000
Other operating	112,336	107,767	245,557	221,006
Total noninterest expense	1,022,806	1,035,469	2,112,424	2,125,218
Net loss before income taxes	(152,046)	(115,297)	(350,072)	(317,918)
Provision for income taxes	-	-	-	-
Net loss	$(152,046)	$(115,297)	$(350,072)	$(317,918)
Net loss per common share—basic and diluted	$(0.18)	$(0.14)	$(0.42)	$(0.38)
Weighted average number of common shares outstanding	826,921	826,921	826,921	826,921
Comprehensive loss:
Net loss	$(152,046)	$(115,297)	$(350,072)	$(317,918)
Unrealized (losses) gains on available for sale securities, net of taxes	(16,259)	25,198	(70,138)	34,965
Total comprehensive loss	$(168,305)	$(90,099)	$(420,210)	$(282,953)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	($12,348,988)	$(57,396)	$3,280,522
Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Issuance of Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2018	99,342	993	1,850	18	826,921	8,269	15,677,626	(12,547,014)	(111,275)	3,028,617
Net loss	-	-	-	-	-	-	-	(152,046)	-	(152,046)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(16,259)	(16,259)
Balance at June 30, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,699,060)	$(127,534)	$2,860,312

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2017

	Series A Preferred stock		Series B Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$993	-	$-	826,921	$8,269	$14,752,644	$(12,038,281)	$(63,710)	$2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock		-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	993	1,350	13	826,921	8,269	15,427,631	(12,240,902)	(53,943)	3,142,061
Net loss	-	-	-	-	-	-	-	(115,297)	-	(115,297)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	25,198	25,198
Balance at June 30, 2017	99,342	$993	1,350	$13	826,921	$8,269	$15,427,631	$(12,356,199)	$(28,745)	$3,051,962

See accompanying notes to the unaudited consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

	2018	2017

Cash flows from operating activities:
Net loss	$(350,072)	$(317,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	25,000	(76,000)
Amortization of premiums on investments	3,792	4,989
Loss on disposition of other real estate	11,604	-
Write-down of other real estate	5,000	-
Amortization of servicing asset	55,141	11,454
Depreciation on fixed assets	96,845	93,626
Net change in fair value of financial instruments	(20,516)	(73,517)
Gain on sale of loans	(223,818)	(151,860)
Proceeds from the sale of loans held-for-sale	2,412,827	1,439,815
Loans originated for sale	(3,328,794)	(1,726,190)
Increase in accrued interest receivable and other assets	(123,798)	(12,910)
Decrease in accrued interest payable and other liabilities	(45,345)	(65,981)
Net cash used in operating activities	(1,482,134)	(874,493)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	360,821	215,314
Purchase of securities available-for-sale	(1,083)	(656)
Net decrease in loans	2,417,898	1,265,779
Proceeds from sale of other real estate	207,096	-
Purchase of bank premises and equipment	(8,033)	(10,771)
Net cash provided by investing activities	2,976,599	1,469,667

Cash flows from financing activities:
Proceeds from the sale of preferred stock	-	675,000
Net decrease in deposits	(3,080,718)	1,693,277
Net cash (used in) provided by financing activities	(3,080,718)	1,469,667
Net (decrease) increase in cash and cash equivalents	(1,586,253)	2,963,451
Cash and cash equivalents at beginning of period	11,671,253	7,802,831
Cash and cash equivalents at end of period	$10,085,000	$10,766,282
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,315	$30,136
Transfer of investments to other cash equivalents	$132,614	$-
Transfer of loans from held-for sale to held at fair value	$538,309	$279,237

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2018 and December 31, 2017 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2018 and 2017.

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

2. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Basic:
Net loss available to common shareholders	$(152,046)	$(115,297)	$(350,072)	$(317,918)
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net loss per share-basic	$(0.18)	$(0.14)	$(0.42)	$(0.38)
Diluted:
Average common shares-diluted	826,921	826,921	826,921	826,921
Net loss per share-diluted	$(0.18)	$(0.14)	$(0.42)	$(0.38)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(141)	$30	$(111)
Unrealized loss on securities:
Unrealized holding loss arising during period	(20)	4	(16)
Other comprehensive loss, net	(20)	4	(16)
Ending balance	$(161)	$34	$(127)

	Three Months Ended June 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(81)	$28	$(53)
Unrealized gain on securities:
Unrealized holding gain arising during period	38	(14)	24
Other comprehensive income, net	38	(14)	25
Ending balance	$(43)	$14	$(29)

	Six Months Ended June 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(73)	$16	$(57)
Unrealized loss on securities:
Unrealized holding loss arising during period	(88)	18	(70)
Other comprehensive loss, net	88	18	(70)
Ending balance	$(161)	$34	$(127)

	Six Months Ended June 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(96)	$33	$(63)
Unrealized gain on securities:
Unrealized holding gain arising during period	53	(19)	34
Other comprehensive income, net	53	(19)	34
Ending balance	$43	$14	$(29)

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (105)	$ 2,244
Government Sponsored Enterprises residential mortgage-backed securities	2,523	11	(67)	2,467
	$ 4,872	11	(172)	$ 4,711

December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (76)	$ 2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$ 5,218	$ 21	$ (94)	$ 5,145

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments as describe in Note 4.  As a result, the Investment in Money Market Mutual Funds was reclassed to Federal Funds Sold and other cash equivalents.

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of June 30, 2018, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,244
Government Sponsored Enterprises residential mortgage-backed securities	2,523	2,467
	$ 4,872	$ 4,711

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three and six months ended June 30, 2018 and 2017.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$240	$(10)	$2,004	$(95)	$2,244	$(105)

Government Sponsored Enterprises residential mortgage-backed securities	14	1,790	(47)	347	(20)	2,137	(67)

Total temporarily impaired investment Securities	21	$2.030	$(57)	$2,351	$(115)	$4,381	$(172)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$245	$(5)	$2,028	$(71)	$2,273	$(76)

Government Sponsored Enterprises residential mortgage-backed securities	8	1,124	(7)	377	(11)	1,501	(18)

Total temporarily impaired investment Securities	15	$1,369	$(12)	$2,405	$(82)	$3,774	$(94)

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

As of June 30, 2018, and December 31, 2017, investment securities with a carrying value of $4,395,000 and $4,297,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	June 30, 2018	December 31, 2017
Commercial and industrial	$1,723	$1,798
Commercial real estate	19,127	21,389
Consumer real estate	1,321	1,729
Consumer loans other	717	809
Total loans	$ 22,888	$ 25,725

There was no unearned discount at June 30, 2018.  At December 31, 2017, the unearned discount totaled $10,858 respectively and is included in the related loan accounts.

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

All of these factors may be susceptible to significant change.  During the six months ended June 30, 2018 the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were minimal charge-offs during the quarter. Credits to the provision for the six months ended June 30, 2017 were primarily related to decreases in the balance of loans as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended June 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$8	$158	$6	$10	$20	$202
Provision (credit) for loan losses	4	8	(2)	-	(5)	5

Charge-offs	(10)	(18)	-	(2)	-	(30)
Recoveries	1	2	-	-	-	3
Net recoveries	(9)	(16)	-	(2)	-	(27)

Ending balance	$3	$150	$4	$8	$15	$180

(in 000's)	For the Three months ended June 30, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$63	$171	$8	$11	$20	$273
Credit for loan losses	10	(26)	-	-	(30)	(46)

Charge-offs	-	-	-	(2)	-	(2)
Recoveries	1	25	-	1	-	27
Net recoveries	1	25	-	(1)	-	25

Ending balance	$74	$170	$8	$10	$(10)	$252

(in 000's)	For the Six months ended June 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Provision (credit) for loan losses	4	11	(6)	1	15	25

Charge-offs	(10)	(18)	-	(7)	-	(35)
Recoveries	2	2	-	6	-	10
Net (charge-offs) recoveries	(8)	(16)	-	(1)	-	(25)

Ending balance	3	150	4	8	15	$180

(in 000's)	For the Six months ended June 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$68	$179	$10	$11	32	$300
Provision (credit) for loan losses	4	(34)	(3)	-	(43)	(76)

Charge-offs	-	-	-	(3)	-	(3)
Recoveries	2	25	1	3	-	31
Net (charge-offs) recoveries	2	25	1	-	-	28

Ending balance	$74	$170	$8	$11	(11)	$252

(in 000's)		June 30, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$31	$-	$-	$-	$31
Loans collectively evaluated for impairment	3	119	4	8	15	149
	$3	$150	$4	$8	$15	$180

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,202	$-	$-	$-	$1,278
Loans collectively evaluated for impairment	1,647	17,925	1,321	717	-	21,610
Total	$1,723	$19,127	$1,321	$717	$-	$22,888

(in 000's)			December 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	7	155	10	8	-	180
	$7	$155	$10	$8	$-	$180

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,201	$-	$-	$-	$1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809	-	24,448
Total	$1,798	$21,389	$1,729	$809	$-	$25,725

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of June 30, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$50	$50	815	$865
SBA loans	-	-	-	-	-	-
Asset-based	-	-	125	125	733	858
Total Commercial and industrial	-	-	175	175	1,548	1,723

Commercial real estate:
Commercial mortgages	27	-	1,135	1,162	9,869	11,031
SBA loans	-	-	75	75	180	255
Construction	-	-	-	-	147	147
Religious organizations	126	-	182	308	7,386	7,694
Total Commercial real estate	153	-	1,392	1,545	17,582	19,127

Consumer real estate:
Home equity loans	27	123	285	435	211	646
Home equity lines of credit	-	-	-	-	16	16
1-4 family residential mortgages	-	-	26	26	633	659
Total consumer real estate	27	123	311	461	860	1,321

Total real estate	180	123	1,703	2,006	18,442	20,448

Consumer and other:
Student loans	22	21	-	43	585	628
Other	1	1	-	2	87	89
Total consumer and other	23	22	-	45	672	717

Total loans	$203	$145	$1,878	$2,226	$20,662	$22,888

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

		Accruing	Nonaccrual
Loans		Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
Past Due		Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$909	$909
SBA Loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	870
Total Commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total Commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Total real estate

Consumer and other:
Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$190	$387	$1,616	$2,192	$23,533	$25,725

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans June 30, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$-	$598	$-	$52	$215	$-	$865
SBA loans	-	-	-	-	-	-	-
Asset-based	-	514	129	-	215	-	858
	-	1,112	129	52	430	-	1,723
Commercial real estate:
Commercial mortgages	250	7,953	1,681	12	1,135	-	11,031
SBA Loans	-	255	-	-	-	-	255
Construction	-	147	-	-	-	-	147
Religious organizations	36	5,342	2,134	-	182	-	7,694
	286	14,809	3,944	64	1,317	-	19,127

Total commercial loans	$286	$14,809	$3,944	$64	$1,747	-	$20,850

	Residential Mortgage and Consumer Loans June 30, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$238	$408	$646
Home equity line of credit	16	-	16
1-4 family residential mortgages	633	26	659
	887	434	1,321

Consumer Other:
Student loans	607	21	628
Other	88	1	89
	695	22	717

Total consumer loans	$1,582	$456	$2,038

(In 000's)			Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$423	$-	$19	$217	$-	$909
SBA loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798

Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA Loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,443	3,599	17	1,065	217	21,389

Total commercial loans	$298	$17,415	$3,770	$36	$1,375	$293	$23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$352	$289	$641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$2,201	$337	$2,538

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. There was one partial charge-off totaling $18,000 for the six months ended June 30, 2018.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of June 30, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
SBA loans	-	-	-	-	-
Asset-based	76	76	-	76	-
Total commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	945	789	156	945	31
SBA Loans	75	75	-	75	-
Religious organizations	182	182	-	182	-
Total commercial real estate	1,202	1,046	156	1,202	31

Total loans	$1,278	$1,122	$156	$1,278	$31

Impaired loans as of December 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Asset based	76	76	-	76	-
Total Commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	933	933	-	933	-
SBA Loans	81	81	-	81	-
Religious Organizations	187	187	-	187	-
Total Commercial real estate	1,201	1,201	-	1,201	-
Total loans	$1,277	$1,277	$-	$1,277	-

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$-	$-	$-	$-
SBA loans	-	-	-	-
Asset-based	76	-	265	-
Total commercial and industrial	76	-	265	-

Commercial real estate:
Commercial mortgages	958	-	1,355	-
SBA loans	76	-	250	-
Religious organizations	182	-	192	-
Total commercial real estate	1,216	-	1,797	-

Total loans	$1,292	$-	$2,062	$-

(In 000's)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$-	$-	$10	$-
SBA loans		-	-	-
Asset-based	76	-	260	-
Total commercial and industrial	76	-	270	-

Commercial real estate:
Commercial mortgages	951	-	1,355	-
SBA loans	77	-	252	-
Religious organizations	184	-	193	-
Total commercial real estate	1,212	-	1,800	-

Total loans	$1,288	$-	$2,070	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2018 and December 31, 2017.

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

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Beginning balance	$569	$447	$626	$447
Additions, transfers from loans	-	-	-	-
Sales	(162)	-	(219)	-
	407	447	407	447
Write-ups (downs)	(5)	-	(5)	-
Ending Balance	$402	$447	$402	$447

There were no loans in the process of foreclosure at June 30, 2018 and December 31, 2017.

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2018	December 31, 2017
Commercial real estate	$317	$294
Residential real estate	85	332
Total	$402	$626

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Insurance	$1	$4	$6	$7
Legal Fees	-	-	-	-
Professional fees	-	-	-	-
Real estate taxes	4	4	8	7
Utilities	-	-	2	1
Maintenance	1	1	3	15
Write downs	5	-	5	-
Other	-		1
Total	$11	$9	$25	$30

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,244	$-	$2,244	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,467	-	2,467	-
Total	$4,711	$-	$4,711	-
Loans held for sale	$11,431	-	$11,431
Loans held at fair value	$4,989	-	-	$4,989
Servicing asset	$311	-	-	$311

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,273	$-	$2,273	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-
Money market funds	132	132	-	-
Total	$5,145	$132	$5,013	$-
Loans held for sale	$10,297	$-	$10,297	$-
Loans held at fair value	$4,451	$-	$-	$4,451
Servicing asset	$319	$-	$-	$319

The fair value of the Bank’s AFS securities portfolio was approximately $4,844,000 and $5,145,000 at June 30, 2018 and December 31, 2017, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended June 30, 2018 and 2017.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	June 30, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2018 Range of inputs	December 31, 2017 Range of inputs
Loans held at fair value:	$ 4,989	$ 4,451	Discounted cash flow	Constant prepayment rate	9.12% to 11.68%	8.54% to 10.41%
				Weighted average discount rate	9.47% to 11.69%	9.00% to 11.62%
				Weighted average life	2.62 yrs. to 8.89 yrs.	2.67 yrs. to 9.29 yrs.
				Projected default rate	0.95% to 7.76%	0.75% to 7.61%

(in 000’s)

Assets measured at fair value	June 30, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2018 Range of inputs	December 31, 2017 Range of inputs
Servicing asset	$311	$ 319	Discounted cash flow	Constant prepayment rate	6.87% to 13.04%	5.58% to 10.67%
				Weighted average discount rate	11.27% to 21.86%	11.75% to 19.74%
				Weighted average life	2.43 yrs. to 7.67 yrs.	2.67 yrs. to 9.09 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$4,451	$319
Origination of loans/additions	538	48
Principal repayments/amortization	(90)	(56)
Change in fair value of financial instruments	90	-
Balance at June 30, 2018	$4,989	$311

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2018 and December 31, 2017, for which a nonrecurring change in fair value has been recorded during the three months ended June 30, 2018 and year ended December 31, 2017.

Carrying Value at June 30, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$156	$-	$-	$156
Other real estate owned (“OREO”)	$402	-	-	$402

Carrying Value at December 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$134	-	-	$134
Other real estate owned (“OREO”)	$626	-	-	$626

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At June 30, 2018 and December 31, 2017, the fair values shown above exclude estimated selling costs of $40,000.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		June 30, 2018		December 31, 2017
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$9,952	$9,952	$11,671	$11,671
Loans, net of allowance for loan losses	(1)	22,707	22,879	25,545	25,831
Servicing asset	Level 3	311	311	319	319
Accrued interest receivable	Level 1	154	154	153	153
Liabilities:
Demand deposits	Level 1	31,334	31,334	34,610	34,610
Savings deposits	Level 1	11,473	11,473	11,505	11,505
Time deposits	(2)	9,568	9,501	9,339	9,280
Accrued interest payable	Level 1	24	24	14	14

(1)Level 2 for non-impaired loans; Level 3 for impaired loans.

(2)Level 1 for variable rate instruments, level 3 for fixed rate instruments.

9. Revenue Recognition

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including gains on the sale of loans, the change in fair value of financial instruments, are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 83.5% of the total revenue of the Company.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$103	$102	$203	$197
ATM Fee Income	27	32	51	63
Other income	23	34	48	62
Noninterest income (in-scope of Topic 606)	153	168	302	322
Noninterest income (out-of-scope of Topic 606)	68	139	279	226
Total noninterest income	$221	$307	$581	$548

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

As of June 30, 2018, and December 31, 2017, the Bank’s tier one leverage capital ratio was 4.77% and 5.51%, respectively, and its total risk-based capital ratio was 9.20% and 10.11%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

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

11.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $350,000 for the six months ended June 30, 2018 and approximately $318,000 for the same period in 2017, additionally, the Company reported a net loss of $319,000 for the year ended 2017 and net income of $25,000 for the year ended 2016.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of June 30, 2018, the Bank’s tier one leverage capital ratio was 4.77% and its total risk-based capital ratio was 9.20%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•Increase earnings:  Core profitability is essential to stop the erosion of capital.  Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the projected recovery of SBA loan fair value write-downs and other cost reduction strategies. During the fourth quarter 2018 and in 2019, there were SBA fair value write-downs on defaulted loans that totaled more than $1 million.  Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that management believes will result in the recovery of some fair value write-downs.

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

11.  Subsequent Events

In December 31, 2018, there was a significant decline in asset quality that resulted in fair value write-downs of defaulted SBA loans totaling $473,000.  In addition, an increase of $139,000 in specific reserves related to non-SBA loans was required due to an increase in impaired loan exposure.  These write-downs resulted in a reduction in the Bank’s Tier 1 Capital Ratio to 3.75%, below the minimum of 4.00% considered to be “adequately” capitalized. Also, there was a reduction in the total risk-based capital ratio to 7.44%, below the minimum of 8.00% considered to be adequately capitalized.

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s Tier 1 leverage capital ratio was 5.66% and its total risk-based capital ratio was 11.91% that is considered “adequately capitalized” under the regulatory framework for prompt and corrective action.

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

Overview

The Company reported a net loss of approximately $152,000 ($0.18 per common share) for the quarter ended June 30, 2018 compared to a net loss of approximately $115,000 ($0.14 per common share) for the same quarter in 2017. Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital has declined as a result of operating losses.  Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

Manage asset quality to minimize credit losses and reduce collection costs. There was an increase in the Bank’s total classified assets during the quarter ended June 30, 2018 concentrated in commercial real estate. The risk associated with these loans is mitigated by strong loan-to-value ratios. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that continues to be utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy continues to focus on increasing SBA loan origination activity and selling the guaranteed portion in the secondary market for gains.  During the six months ended June 30, 2018, noninterest income totaling approximately $245,000 (including fair value adjustments) was recognized utilizing this strategy compared to $225,000 for the same period during 2017. Management continues to grow the SBA loan pipeline through relationships with feeder organizations to maximize this income.

While some expense reductions were achieved during the quarter in professional services and office operations and supplies there was an increase in data processing and other operating expenses. Management will seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2018	Quarter ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Statement of operations information:
Net interest income	$654	$567	$1,252	$1,184
(Credit) provision for loan losses	5	(46)	25	(76)
Noninterest income	221	307	535	548
Noninterest expense	1,023	1,035	2,112	2,125
Net loss	(152)	(115)	(350)	(318)
Net loss per share-basic and diluted	(0.18)	(0.14)	(0.42)	(0.38)

Balance Sheet information:	June 30, 2018	December 31, 2017
Total assets	$55,463	$59,009
Loans held for sale	11,431	10,297
Loans, net	22,707	25,545
Investment securities	4,844	5,145
Deposits	52,375	55,455
Shareholders' equity	2,860	3,281

Ratios*:	Quarter ended June 30, 2018	Quarter ended June 30, 2017
Return on assets	(0.42)%	(1.15)%
Return on equity	(7.92)%	(24.36)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $705,000, or 1.24% during the quarter ended June 30, 2018 compared to the quarter ended March 31, 2018. Average funding sources decreased approximately $1.3 million, or 2.30%, during the same quarter in 2018.

Sources and Uses of Funds Trends

( dollars in 000’s)	June 30, 2018			March 31, 2018
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$40,237	$(211)	(0.52)%	$40,448
Investment Securities	5,072	(103)	(1.99)	5,175
Federal funds sold	10,637	(391)	(3.55)	11,028
Balances with other banks	312	-	-	312
Total uses	$56,258	$(705)	(1.24)%	$56,963
Funding sources:
Demand deposits
Noninterest-bearing	$19,997	$(853)	(4.09)%	$20,850
Interest-bearing	14,003	(776)	(5.25)	14,779
Savings deposits	11,526	(7)	(0.06)	11,533
Time deposits	9,566	338	3.66%	9,228
Total sources	$55,092	$(1,298)	(2.30)%	$56,390

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $211,000, or 0.52%, during the quarter ended June 30, 2018. While there was origination activity, it was offset by loan paydowns. The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $19.1 million, or 84%, of total loans at June 30, 2018 of which approximately $18.6 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2018 were approximately $7.7 million, or 34%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2018	2017

Commercial and industrial:
Commercial	$ 813	$ 909
SBA Loans	52	19
Asset-based	858	870
Total commercial and industrial	1,723	1,798

Commercial real estate:

Commercial mortgages	11,031	11,671
SBA loans	255	669
Construction	147	419
Religious organizations	7,694	8,630
Total commercial real estate	19,127	21,389

Consumer real estate:
Home equity loans	646	641
Home equity lines of credit	16	17
1-4 family residential mortgages	659	1,071
Total consumer real estate	1,321	1,729

Total real estate	20,448	23,118

Consumer and other:
Student loans	628	700
Other	89	109
Total consumer and other	717	809
Allowance for loan losses	(180)	(180)
Loans, net	$ 22,708	$ 25,545

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 0.79% at June 30, 2018 compared to 0.70% at December 31, 2017.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,278,000 at June 30, 2018 compared to $1,277,000 at December 31, 2017. As of June 30, 2018, there was a valuation allowance of $31,000 associated with impaired loans.  There was no valuation allowance associated with impaired loans at December 31, 2017.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2018 and December 31, 2017, loans to religious organizations represented approximately $182,000 and $187,000, respectively of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 5.47% and 11.14% at June 30, 2018 and December 31, 2017 respectively. The percentage of nonperforming loans to total loans increased from 6.28% at December 31, 2017 to 7.35% at June 30, 2018. Approximately 91% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2018	December 31, 2017
Commercial and industrial:
Commercial	$50	$-
Asset-based	125	76
Total commercial and industrial	175	76

Commercial real estate:
Commercial mortgages	1,135	935
SBA loans	75	81
Religious organizations	182	187
Total commercial real estate	1,392	1,203

Consumer real estate:
Home equity loans	285	289
1-4family residential mortgages	26	48
Total consumer real estate	311	337

Total real estate	1,703	1,540

Consumer and other:
Student loans	21	55
Other	1	1
Total consumer and other	22	56

Total nonaccrual	1,878	1,616
Total past due 90 days and accruing	145	387
OREO	402	626
Total nonperforming assets	$2,425	$2,629

	June 30, 2018	December 31, 2017
Nonperforming loans to total loans	7.35%	6.28%
Nonperforming assets to total loans and OREO	9.35%	9.98%
Nonperforming assets to total assets	4.36%	4.45%

Allowance for loan losses as a percentage of:
Total loans	0.79%	0.71%
Total nonperforming loans	9.58%	11.14%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2018	December 31, 2017
Commercial and industrial:
Asset-based	$-	$-
Total commercial and industrial	-	-

Commercial real estate:
Commercial mortgages	-	208
SBA loans	-	-
Total commercial real estate	-	-

Consumer real estate:	-
Home equity loans	123	123
Total consumer real estate	123	123

Consumer and other:
Student loans	21	55
Other	1	1
Total consumer and other	22	56
Total	$145	$387

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $103,000, or 1.99%, during the quarter ended June 30, 2018. The decrease was primarily related to paydowns received on mortgage-backed securities.

The average yield on the investment portfolio increased slightly to 2.28% for the six months ended June 30, 2018 compared to 2.27% for the six months ended June 30, 2017. Amortizing GSE mortgage-backed securities comprises approximate 51% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cash flow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2018, average deposits increased approximately $88,000 or 0.24%. The increase was concentrated in demand deposit accounts that increased on average by approximately $662,000 or 4.82% offset by a decrease in average time deposits of approximately $208,000 or 2.16%.  As small business loans are originated, primary operating accounts are required to be maintained at the Bank which serves to grow core deposits; however, balances fluctuate with normal business activity.

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

(in 000’s)	June 30, 2018	December 31, 2017
Commitments to extend credit	$3,090	$4,670
Standby letters of credit	317	317

The level of commitments decreased during the six months ended June 30, 2018 because of SBA loan funding activity. Approximately $900,000 of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon. The remainder relates to commitments to fund SBA guaranteed loans.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At June 30, 2018, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $10 million, or 17.94% of total assets, compared to $11.7 million, or 19.8%, at December 31, 2017.  The decrease is primarily related to a $3.1 million decrease in deposit balances.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $12.4 million in loans are scheduled to mature within one year.  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

•Seek non-public deposits from existing private sector customers; specifically, additional deposits from members of the National Bankers Association (“NBA”) will be considered a potential source.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At June 30, 2018, a positive gap position is maintained on a cumulative basis through 1 year of 9.25% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, down from the December 31, 2017 positive gap position of 13.6%. This positive gap position is caused by a high level of loans maturing and/or repricing in one to three months as well as a significant federal funds sold balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30,

2018, the change in the market value of equity in a +200-basis point interest rate change is (14.61%), within the policy limit of (25.00%), and (20.80%) in a +400-basis point interest rate change, within the policy limit of (50.00%).

Capital Resources

Total shareholders’ equity decreased approximately $420,000 or 12.81%, during the six months ended June 30, 2018 which is attributable to the net loss of approximately $350,000 for the six months ended June 30, 2018 and unrealized losses on available for sale securities of approximately $70,000.

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

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s tier one leverage capital ratio was 5.66% and its total risk-based capital ratio was 11.91% that is considered “well capitalized” under the regulatory framework for prompt and corrective action.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

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

At June 30, 2018, capital benchmarks were not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The following table presents the capital ratios of the Company and the Bank as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	2,857	9.35%	N/A		$3,338	10.22%	N/A
Bank	2,813	9.20	3,057	10.00%	3,300	10.11	3,265	10.00%
Tier I capital to risk weighted assets
Company	2,677	8.76	N/A		3,158	9.67	N/A
Bank	2,633	8.61	2,445	8.00%	3,120	9.56	2,612	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,677	8.76	N/A		3,158	9.67	N/A
Bank	2,633	8.61	1,987	6.50%	3,120	9.56	2,122	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,677	4.83	N/A		3,158	5.58	N/A
Bank	2,633	4.77	2,761	5.00%	3,120	5.51	2,829	5.00%
Tangible common equity to tangible assets
Company	2,677	4.83	N/A	N/A	3,158	5.58	N/A	N/A
Bank	2,633	4.77	N/A	N/A	3,120	5.51	N/A	N/A

Results of Operations

Summary

The Company reported a net loss of approximately $152,000 ($0.18 per common share) for the quarter ended June 30, 2018 compared to a net loss of approximately $115,000 ($0.14 per common share) for the same quarter in 2017. The Company reported a net loss of approximately $350,000 ($0.42 per common share) for the six months ended June 30, 2018 compared to a net loss of approximately $318,000 ($0.38 per common share) for the same period in 2017. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended June 30, 2018			Three months ended June 30, 2017
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$40,237	$598	5.95%	$37,496	$528	5.63%
Investment securities	5,072	29	2.27	5,503	31	2.25
Federal funds sold	10,637	47	1.77	9,537	24	1.01
Interest bearing balances with other banks	312	-	-	311	-	-
Total interest-earning assets	56,258	674	4.79	52,847	583	4.42
Interest-bearing liabilities
Demand deposits	14,003	12	0.34	13,921	6	0.19
Savings deposits	11,526	1	0.03	11,943	1	0.05
Time deposits	9,566	7	0.29	9,146	9	0.39
Total interest-bearing liabilities	35,095	20	0.23	35,010	16	0.19
Net interest income		$654			$567
Net yield on interest-earning assets			4.64%			4.30%

	Six months ended June 30, 2018			Six months ended June 30, 2017
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$40,342	$1,145	5.68%	$37,770	$1,117	5.91%
Investment securities	5,123	88	2.28	5,561	63	2.27
Federal funds sold	10,831	58	1.63	8,052	37	0.92
Interest bearing balances with other banks	312	1	0.47	311	1	0.64
Total interest-earning assets	56,608	1,292	4.57	51,694	1,218	4.71
Interest-bearing liabilities
Demand deposits	14,386	24	0.18	13,724	12	0.17
Savings deposits	11,532	3	0.05	11,898	3	0.05
Time deposits	9,398	13	0.52	9,606	18	0.37
Total interest-bearing liabilities	35,316	40	0.23	35,228	33	0.19
Net interest income		$1,252			$1,185
Net yield on interest-earning assets			4.42%			4.58%

*For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income increased approximately $87,000 or 15.39%, for the quarter ended June 30, 2018 compared to the same quarter in 2017. The increase was primarily related to an increase in interest income on loans due to higher yields on loans of 5.94% during the quarter ended June 30, 2018 compared to yields of 5.63% for the quarter ended June 30, 2017 because of an increase in the prime lending rate. In addition, the Bank earned a higher yield on its investment in federal funds sold during this rising rate environment. There was a decline in the net yield for the six months ended June 30, 2018 compared to the same period in 2017 because of an increase in the yield on loans coupled with an increase in the cost of funds related to time deposits.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2018 compared to 2017			Three months ended June 30, 2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ 37	$ 33	$ 70	$ (8)	$ (153)	$ (161)
Investment securities	(2)	-	(2)	(10)	-	(10)
Federal funds sold	3	20	23	4	12	16
Interest bearing balances with other banks	-	-	-	-	-	-
Total Interest-earning assets	38	53	91	(14)	(141)	(155)
Interest paid on:
Demand deposits	-	6	6	1	(1)	-
Savings deposits	-	-	-	-	-	-
Time deposits	-	(2)	(2)	(1)	1	-
Total interest-bearing liabilities	-	4	4	-	-	-
Net interest income	$ 38	$ 49	$ 87	$ (14)	$ (141)	$ (155)

	Six months ended June 30, 2018 compared to 2017			Six months ended June 30, 2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$ 78	$ (50)	$ 28	$ (7)	$ (105)	$ (112)
Investment securities	(5)	30	25	(21)	(1)	(22)
Federal funds sold	13	8	21	2	18	20
Interest bearing balances with other banks	-	-	-	-	1	1
Total Interest-earning assets	86	(12)	74	(26)	(87)	(113)
Interest paid on:
Demand deposits	1	11	12	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	-	(5)	(5)	(3)	4	1
Total interest-bearing liabilities	1	6	7	(3)	4	1
Net interest income	$ 85	$ (18)	$ 67	$ (23)	$ (91)	$ (114)

For the quarter ended June 30, 2018 compared to the same period in 2017, there was an increase in net interest income of approximately $87,000. This change was due to increases in volume on interest earning assets resulting in additional net interest income of $38,000, as well as an increase in rates, resulting in an increase in net interest income of $49,000. For the six months ended June 30, 2018 compared to the same period in 2017, there was an increase in net interest income of approximately $67,000 due to changes in volume of $85,000 and a decrease of approximately $18,000 due to changes in rate primarily relate to the reduction in yield on the Bank’s loan portfolio.

Provision for Loan Losses

There was a provision (credit) for loan losses of $5,000 and $(46,000), respectively, for the quarters ended June 30, 2018 and 2017. There was a provision for loan losses of $25,000 for the six months ended June 30, 2017 compared to a credit to the provision of $76,000 for the same period in 2017. The increase in the provision was primarily related to declining asset quality trends and charge-off activity. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income decreased approximately $86,000, or 27.90%, for the quarter ended June 30, 2018 compared to the same quarter in 2017 primarily due to lower gains realized on the sale of loans of approximately $24,000 and a decrease in the fair value of loans of approximately $36,000. Noninterest income decreased approximately $13,000, or 2.30%, for the six months ended June 30, 2018 compared to the same period in 2017.

ATM activity fees decreased by approximately $5,000, or 16.88%, for the quarter ended June 30, 2018 compared to the same period in 2017. ATM activity fees decreased by approximately $12,000, or 18.67%, for the six months ended June 30, 2018 compared to the same period in 2017. ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.  Customer service fees increased approximately $6,000, or 2.85% for the six months ended June 30, 2018 compared to 2017 because of an increase in overdraft fees.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $78,000 and $139,000, respectively, for the three months ended June 30, 2018 and 2017, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The Bank recognized income of approximately $244,000 and $225,000, respectively, for the six months ended June 30, 2018 and 2017.  Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Other income decreased approximately $11,000, or 33.50%, for the quarter ended June 30, 2018 compared to the same period in 2017 and decreased approximately $14,000, or 22.27%, for the six months ended June 30, 2018 compared to the same period in 2017.

Noninterest Expense

Salaries and benefits increased approximately $2,000, or 0.63%, for the quarter ended June 30, 2018 compared to 2017.  For the six months ended June 30, 2018, salaries and benefits expense increased approximately $3,000, or 0.34% compared to 2017. The increase is primarily related to increased cost of healthcare benefits.

Office operations and supplies expense decreased by approximately $21,000, or 25.16%, for the quarter ended June 30, 2018 compared to 2017 and decreased approximately $24,000, or 14.81%, for the six months ended June 30, 2018 compared to 2017.  In 2017, there was a reduction in stationary and supplies expense as the Bank moves to more electronic storage and an updated teller platform that required fewer forms.

Marketing and public relations expense increased approximately $2,000, or 57%, for the quarter ended June 31, 2018 compared to 2017 and increased approximately $17,000, or 188%, for the six months ended June 30, 2018 compared to the same period in 2017 because of marketing efforts made to increase the visibility of the Bank and its SBA loan products.

Professional services expense decreased approximately $16,000, or 31.74%, for the quarter ended June 30, 2018 compared to 2017 and decreased approximately $29,000, or 28.75%, for the six months ended June 30, 2018 compared to the same period in 2017. The reduction is primarily the result of a lower fees paid in relation to the Bank’s year-end audits, as the Bank was transitioning to a new audit firm.

Data processing expenses increased approximately $11,000, or 11.35%, for the quarter ended June 30, 2018 compared to 2017 and increased by approximately $14,000, or 6.91% for the six months ended June 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase in processing expenses for the Bank’s core service provider because of annual escalations.

Federal deposit insurance assessments increased approximately $1,000, or 4.35%, for the quarter ended June 30, 2018 compared to 2017 and increased by $4,000, or 8.89% for the six months ended June 30, 2018 compared to the same period in 2017. These increases are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of June 30, 2018, the Bank’s tier one leverage capital ratio was 4.77% and its total risk-based capital ratio was 9.20%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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