Form 10-Q
period 2018-09-30
UNITED BANCSHARES INC /PA
filed 2021-09-17
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $0.01 par value Common Stock and 500,000 shares of $0.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,442, 1,850, and 1,100 shares are issued, respectively as of August 31, 2021.

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

FORM 10-Q

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$1,951,155	$2,075,258
Interest-bearing deposits with banks	3,334,124	311,995
Federal funds sold and other cash equivalents	2,936,296	9,284,000
Cash and cash equivalents	8,221,576	11,671,253

Investment securities available-for-sale, at fair value	4,587,304	5,144,707

Loans held for sale	12,583,544	10,297,168

Loans held at fair value	5,182,526	4,450,901

Loans, net of unearned discounts and deferred fees	22,075,761	25,725,700
Less allowance for loan losses	(202,353)	(179,949)
Net loans	21,873,408	25,545,751

Bank premises and equipment, net	186,352	303,298
Accrued interest receivable	193,952	153,415
Other real estate owned	391,571	626,071
Servicing asset	284,039	319,368
Prepaid expenses and other assets	548,260	496,935
Total assets	$54,052,532	$59,008,867

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$16,714,432	$19,606,017
Demand deposits, interest-bearing	15,327,070	15,004,238
Savings deposits	10,820,460	11,505,417
Time deposits, under $250,000	4,390,631	4,331,306
Time deposits, $250,000 and over	3,849,892	5,008,276
Total deposits	51,102,485	55,455,254

Accrued interest payable	11,556	13,939
Accrued expenses and other liabilities	161,099	259,152
Total liabilities	51,275,140	55,728,345

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,755,939)	(12,348,988)
Accumulated other comprehensive loss	(153,575)	(57,396)
Total shareholders’ equity	2,777,392	3,280,522
Total liabilities and shareholders’ equity	$54,052,532	$59,008,867

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Interest income:
Interest and fees on loans	$600,438	$612,112	$1,745,278	$1,729,095
Interest on investment securities	28,394	29,985	86,743	92,550
Interest on federal funds sold	27,531	32,074	115,980	68,863
Interest on time deposits with other banks	21,950	202	22,690	574
Total interest income	678,313	674,373	1,970,691	1,891,082

Interest expense:
Interest on time deposits	10,787	11,021	35,064	28,775
Interest on demand deposits	6,675	6,515	19,708	18,953
Interest on savings deposits	1,395	1,470	4,234	4,399
Total interest expense	18,857	19,006	59,006	52,127
Net interest income	659,456	655,367	1,911,685	1,838,955
Provision (credit) for loan losses	20,000	(15,000)	45,000	(91,000)

Net interest income after provision (credit) for loan losses	639,456	670,367	1,866,685	1,929,955

Noninterest income:
Customer service fees	106,909	101,476	309,849	298,786
ATM fee income	24,777	30,644	76,134	93,791
Gain on sale of loans	41,204	54,459	265,022	206,319
Net change in fair value of financial instruments	83,278	197,665	103,794	271,182
Gain (loss) on sale of other real estate	16	-	(11,588)	-
Loan Syndication Fees	100,000	90,400	100,000	90,400
Other income	36,247	14,875	84,343	76,753
Total noninterest income	392,431	489,519	927,554	1,037,231

Noninterest expense:
Salaries, wages and employee benefits	372,642	395,915	1,154,522	1,175,163
Occupancy and equipment	244,865	253,981	746,000	755,115
Office operations and supplies	62,202	84,643	200,825	247,362
Marketing and public relations	1,742	3,056	27,069	11,865
Professional services	65,481	76,182	137,753	177,622
Data processing	98,878	95,509	307,735	290,861
Deposit insurance assessments	24,000	27,000	73,000	72,000
Other real estate expense	13,850	28,440	38,629	58,326
Loan and collection expense	50,974	43,979	115,968	124,603
Other operating	154,132	122,558	399,689	343,564
Total noninterest expense	1,088,766	1,131,263	3,201,190	3,256,481
Net (loss) income before income taxes	(56,879)	28,623	(406,951)	(289,295)
Provision for income taxes	-	-	-	-
Net (loss) income	$(56,879)	$28,623	$(406,951)	$(289,295)
Net (loss) income per common share—basic and diluted	$(0.07)	$0.03	$(0.49)	$(0.35)
Weighted average number of common shares outstanding	826,921	826,921	826,921	826,921
Comprehensive (loss) income:
Net (loss) income	$(56,879)	$28,623	$(406,951)	$(289,295)
Unrealized (losses) gains on available for sale securities, net of taxes	(26,040)	4,835	(96,179)	39,800
Total comprehensive (loss) income	$(82,919)	$33,458	$(503,130)	$(249,495)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	($12,348,988)	($57,396)	$3,280,522

Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Issuance of Series B Preferred Stock	-	-			-	-	-	-	-	-
			-	-
Balance at March 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	(12,547,014)	(111,275)	3,028,617

Net loss		-		-	-	-	-	(152,046)	-	(152,046)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(16,259)	(16,259)

Balance at June 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,699,060)	$(127,534)	$2,860,312

Net loss	-	-	-	-	-	-	-	(56,879)	-	(56,879)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(26,041)	(26,041)

Balance at September 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,755,939)	$(153,575)	$2,777,392

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2017

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$993	-	$-	826,921	$8,269	$14,752,644	$(12,038,281)	$(63,710)	$2,659,915

Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock		-	1,350	13	-	-	674,987	-	-	675,000

Balance at March 31, 2017	99,342	993	1,350	13	826,921	8,269	15,427,631	(12,240,902)	(53,943)	3,142,061

Net loss	-	-	-	-	-	-	-	(115,297)	-	(115,297)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	25,198	25,198

Balance at June 30, 2017	99,342	$993	1,350	$13	826,921	$8,269	$15,427,631	$(12,356,199)	$(28,745)	$3,051,962

Net loss	-	-	-	-	-	-	-	28,623	-	28,623
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	4,835	4,835
Issuance of Series B Preferred Stock			500	5	-	-	249,995	-	-	250,000

Balance at September 30, 2017	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,327,576)	$(23,910)	$3,335,420

See accompanying notes to the unaudited consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

	2018	2017

Cash flows from operating activities:
Net loss	$(406,951)	$(289,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	45,000	(91,000)
Amortization of premiums on investments, net	5,360	7,442
Loss on disposition of other real estate	11,588	-
Write-down of other real estate	5,000	-
Amortization of servicing asset	91,919	26,706
Depreciation on fixed assets	137,032	138,767
Net change in fair value of financial instruments	(103,794)	(271,182)
Gain on sale of loans	(265,022)	(206,319)
Proceeds from the sale of loans held-for-sale	3,098,258	2,174,935
Loans originated for sale	(5,747,443)	(4,337,673)

Increase in accrued interest receivable and other assets	(148,453)	(187,053)

Increase in accrued interest payable and other liabilities	(100,436)	(13,781)
Net cash used in operating activities	(3,345,041)	(3,048,452)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	457,629	324,771
Purchase of securities available-for-sale	(1,765)	(1,026)
Net decrease in loans	3,627,344	1,504,606
Proceeds from sale of other real estate	217,911	-
Purchase of bank premises and equipment	(20,086)	(22,121)
Net cash provided by investing activities	4,281,031	1,806,230

Cash flows from financing activities:
Proceeds from the sale of preferred stock	-	925,000
Net decrease in deposits	(4,385,667)	7,316,406
Net cash (used in) provided by financing activities	(4,385,667)	8,241,406

Net (decrease) increase in cash and cash equivalents	(3,449,677)	6,999,184

Cash and cash equivalents at beginning of period	11,671,253	7,802,831

Cash and cash equivalents at end of period	$8,221,576	$14,802,015

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$61,390	$32,493
Transfer of investment to other cash equivalents	$133,296	$-
Transfer of loans from held-for-sale to held at fair value	$731,625	$437,111

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2018 and December 31, 2017 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2018 and 2017.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold is measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, would be recognized in income tax expense in the consolidated statements of operations.

2. Net (Loss) Income Per Share

The calculation of net loss per share follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Basic:
Net (loss) income available to common shareholders	$(56,879)	$28,623	$(406,951)	$(289,295)
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net (loss) income per share-basic	$(0.07)	$0.03	$(0.49)	$(0.35)
Diluted:
Average common shares-diluted	826,921	826,921	826,921	826,921
Net (loss) income per share-diluted	$(0.07)	$0.03	$(0.49)	$(0.35)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss:

	Three Months Ended September 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(161)	$34	$(127)
Unrealized loss on securities:
Unrealized holding loss arising during period	(32)	6	(26)
Other comprehensive loss, net	(32)	6	(26)
Ending balance	$(193)	$40	$(153)

	Three Months Ended September 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(43)	$14	$(29)
Unrealized gain on securities:
Unrealized holding gain arising during period	8	(3)	5
Other comprehensive income, net	8	(3)	5
Ending balance	$(35)	$11	$(24)

	Nine Months Ended September 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(73)	$16	$(57)
Unrealized loss on securities:
Unrealized holding loss arising during period	(120)	24	(96)
Other comprehensive loss, net	(120	24	(96)
Ending balance	$(193)	$40	$(153)

	Nine Months Ended September 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(97)	$33	$(64)
Unrealized gain on securities:
Unrealized holding gain arising during period	62	(22)	40
Other comprehensive income, net	62	(22)	40
Ending balance	$(35)	$11	$(24)

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$2,349	$-	$(116)	$2,233
Government Sponsored Enterprises residential mortgage-backed securities	2,432	10	(88)	2,354
	$4,781	10	(204)	$4,587

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$2,349	$-	$(76)	$2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$5,218	$21	$(94)	$5,145

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments as describe in Note 4.  As a result, the Investment in Money Market Mutual Funds was reclassed to Federal Funds Sold and other cash equivalents.

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2018, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,233
Government Sponsored Enterprises residential mortgage-backed securities	2,432	2,354
	$4,781	$4,587

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three and nine months ended September 30, 2018 and 2017.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$-	$-	$2,233	$(116)	$2,233	$(116)

Government Sponsored Enterprises residential mortgage-backed securities	14	1,374	(48)	700	(40)	2,044	(88)

Total temporarily impaired investment Securities	21	$1,374	$(48)	$2,903	$(156)	$4,277	$(204)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$ 245	$ (5)	$2,028	$ (71)	$2,273	$ (76)

Government Sponsored Enterprises residential mortgage-backed securities	8	1,124	(7)	377	(11)	1,501	(18)

Total temporarily impaired investment Securities	15	$1,369	$ (12)	$ 2,405	$(82)	$ 3,774	$ (94)

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

As of September 30, 2018 and December 31, 2017, investment securities with a carrying value of $3,567,000 and $4,297,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	September 30, 2018	December 31, 2017
Commercial and industrial	$1,790	$1,798
Commercial real estate	18,325	21,389
Consumer real estate	1,252	1,729
Consumer loans other	708	809
Total loans	$22,075	$25,725

At September 30, 2018, there was no unearned discount.  At December 31, 2017, the unearned discount totaled $10,858 respectively, and is included in the related loan accounts.

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

All of these factors may be susceptible to significant change.  During the nine months ended September 30, 2018 the Bank did not change any of its qualitative factors in any segment of the loan portfolio. In addition, the average historical loss factors were relatively unchanged as there were minimal net recoveries during the quarter. The increase in provision for commercial and industrial loans for the nine months ended September 30, 2018 is related to a specific reserve required for one impaired loan.  Credits to the provision for commercial real estate loans during 2018 was related to a decrease in balance in outstanding loans as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.  The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended September 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$3	$150	$4	$8	$15	$180
Provision (credit) for loan losses	80	(37)	-	(8)	(15)	20

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	1	-	1	-	3
Net recoveries	1	1	-	-	-	2

Ending balance	$84	$114	$4	$-	$-	$202

(in 000's)	For the Three months ended September 30, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$74	$170	$8	$10	$(10)	$252
Provision (credit) for loan losses	(65)	18	-	-	32	(15)

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	2	-	-	-	3
Net recoveries	1	2	-	(1)	-	2

Ending balance	$10	$190	$8	$9	$22	$239

(in 000's)	For the Nine months ended September 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Provision (credit) for loan losses	84	(26)	(6)	(7)	-	45

Charge-offs	(10)	(18)	-	(8)	-	(36)
Recoveries	3	3	-	7		13
Net (charge-offs) recoveries	(7)	(15)	-	(1)	-	(23)

Ending balance	$84	$114	$4	$-	$-	$202

(in 000's)	For the Nine months ended September 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$68	$179	$10	$11	32	$300
Provision (credit) for loan losses	(61)	(16)	(3)	(1)	(10)	(91)

Charge-offs	-	-	-	(4)	-	(4)
Recoveries	3	27	1	3	-	34
Net (charge-offs) recoveries	3	27	1	(1)	-	30

Ending balance	$10	$190	$8	$9	22	$239

(in 000's)	September 30, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$76	$-	$-	$-	$-	$76
Loans collectively evaluated for impairment	8	114	4	-	-	126
	$84	$114	$4	$-	$-	$202

Loans, ending balance:
Loans individually evaluated for impairment	$152	$1,359	$-	$-	$-	$1,511
Loans collectively evaluated for impairment	1,638	16,966	1,252	708	-	20,564
Total	$1,790	$18,325	$1,252	$708	$-	$22,075

(in 000's)	December 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	7	155	10	8	-	180
	$7	$155	$10	$8	$-	$180

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,201	$-	$-	$-	$1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809	-	24,448
Total	$1,798	$21,389	$1,729	$809	$-	$25,725

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$70	$-	$76	146	636	$782
SBA loans	-	-	-	-	-	-
Asset-based	-	-	125	125	883	1,008
Total Commercial and industrial	70	-	201	271	1,519	1,790

Commercial real estate:
Commercial mortgages	144	-	1,108	1,252	9,000	10,252
SBA loans	-	-	72	72	179	251
Construction	-	-	-	-	305	305
Religious organizations	-	126	179	305	7,212	7,517
Total Commercial real estate	144	126	1,359	1,629	16,696	18,325

Consumer real estate:
Home equity loans	-	150	283	433	205	638
Home equity lines of credit	-	-	-	-	15	15
1-4 family residential mortgages	31	-	26	57	542	599
Total consumer real estate	31	150	309	490	762	1,252

Total real estate	175	276	1,668	2,119	17,458	19,577

Consumer and other:
Student loans	42	17	-	59	563	622
Other	5	1	-	6	80	86
Total consumer and other	47	18	-	65	643	708

Total loans	$292	$294	$1,869	$2,455	$19,620	$22,075

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$909	$909
SBA Loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	870
Total Commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total Commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Total real estate

Consumer and other:
Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$190	$387	$1,616	$2,192	$23,533	$25,725

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans September 30, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$-	$492	$-	$-	$214	$76	$782
SBA loans	-	-	-	-	-	-	-
Asset-based	250	537	-	9	136	76	1,008
	250	1,029	-	9	350	152	1,790
Commercial real estate:
Commercial mortgages	-	7372	1,768	-	901	211	10,252
SBA Loans	-	178	-	-	73	-	251
Construction	-	305	-	-	-	-	305
Religious organizations	30	5,195	2,113	-	179	-	7,517
	30	13,050	3,881	-	1,153	211	18,325

Total commercial loans	$280	$14,079	$3,881	$9	$1,503	$363	$20,115

	Residential Mortgage and Consumer Loans September 30, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 205	$ 433	$ 638
Home equity line of credit	15	-	15
1-4 family residential mortgages	573	26	599
	793	459	1,252

Consumer Other:
Student loans	605	17	622
Other	85	1	86
	690	18	708

Total consumer loans	$ 1,483	$ 477	$ 1,960

(In 000's)	Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$423	$-	$19	$217	$-	$909
SBA loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798

Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA Loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,443	3,599	17	1,065	217	21,389

Total commercial loans	$298	$17,415	$3,770	$36	$1,375	$293	$23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$352	$289	$641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$2,201	$337	$2,538

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions. There was one commercial real estate partial charge-off totaling $18,000 for the nine months ended September 30, 2018.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of September 30, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$76	$-	$76	$76	$76
SBA loans	-	-	-	-	-
Asset-based	76	76	-	76	-
Total commercial and industrial	152	76	76	152	76

Commercial real estate:
Commercial mortgages	1,108	1,108	-	1,108	-
SBA Loans	72	72	-	72	-
Religious organizations	179	179	-	179	-
Total commercial real estate	1,359	1,359	-	1,359	-

Total loans	$1,511	$1,435	$76	$1,511	$76

Impaired loans as of December 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-
SBA	-	-	-	-	-
Asset based	76	76	-	76	-
Total Commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	933	933	-	933	-
SBA Loans	81	81	-	81	-
Religious Organizations	187	187	-	187	-
Total Commercial real estate	1,201	1,201	-	1,201	-
Total loans	$1,277	$1,277	$-	$1,277	-

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$25	$-	$-	$-
SBA loans	-	-	-	-
Asset-based	76	-	243	-
Total commercial and industrial	101	-	265	-

Commercial real estate:
Commercial mortgages	936	1	1,355	-
SBA loans	73	-	245	-
Religious organizations	180	-	189	-
Total commercial real estate	1,189	-	1,789	-

Total loans	$1,290	$1	$2,032	$-

(In 000's)	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$8	$2	$-	$-
SBA loans	-	-	-	-
Asset-based	76	-	261	-
Total commercial and industrial	84	2	270	-

Commercial real estate:
Commercial mortgages	946	1	1,355	-
SBA loans	76	-	249	-
Religious organizations	182	-	192	-
Total commercial real estate	1,204	-	1,796	-

Total loans	$1,288	$3	$2,057	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2018 and December 31, 2017.

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

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Beginning balance	$402	$447	$626	$447
Additions, transfers from loans	-	-	-	-
Sales	(10)	-	(229)	-
	392	447	397	447
Write-ups (downs)	-	-	(5)	-
Ending Balance	$392	$447	$392	$447

There were no loans in the process of foreclosure at September 30, 2018 and December 31, 2017.

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2018	December 31, 2017
Commercial real estate	$317	$317
Residential real estate	75	309
Total	$392	$626

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Insurance	$4	$-	$10	$7
Legal Fees	-	-	-	-
Professional fees	1	-	1	5
Real estate taxes	4	14	12	21
Utilities	4	1	6	2
Maintenance	1	13	4	22
Write downs	-	-	5	-
Other	-	-	1	-
Total	$14	$28	$39	$57

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,233	$-	$2,233	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,354	-	2,354	-
Total	$4,587	$-	$4,587	-
Loans held for sale	$12,583	-	$12,583
Loans held at fair value	$5,183	-	-	$5,183
Servicing asset	$284	-	-	$284

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,273	$-	$2,273	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-
Money market funds	132	132	-	-
Total	$5,145	$132	$5,013	$-
Loans held for sale	$10,297	$-	$10,297	$-
Loans held at fair value	$4,451	$-	$-	$4,451
Servicing asset	$319	$-	$-	$319

The fair value of the Bank’s AFS securities portfolio was approximately $4,914,000 and $5,145,000 at September 30, 2018 and December 31, 2017, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended September 30, 2018 and 2017.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	September 30, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2018 Range of inputs	December 31, 2017 Range of inputs
Loans held at fair value:	$ 5,183	$ 4,451	Discounted cash flow	Constant prepayment rate	11.44% to 15.00%	8.54% to 10.41%
				Weighted average discount rate	8.91% to 12.63%	9.00% to 11.62%
				Weighted average life	2.23 yrs. to 7.26 yrs.	2.67 yrs. to 9.29 yrs.
				Projected default rate	1.02% to 9.26%	0.75% to 7.61%

(in 000’s)

Assets measured at fair value	September 30, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2018 Range of inputs	December 31, 2017 Range of inputs
Servicing asset	$284	$ 319	Discounted cash flow	Constant prepayment rate	7.36% to 14.64%	5.58% to 10.67%
				Weighted average discount rate	11.45% to 27.06%	11.75% to 19.74%
				Weighted average life	2.23 yrs. to 7.13 yrs.	2.67 yrs. to 9.09 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$ 4,451	$ 319
Origination of loans/additions	732	62
Principal repayments/amortization	(104)	(92)
Change in fair value of financial instruments	104	(5)
Balance at September 30, 2018	$5,183	$284

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2018 and December 31, 2017, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2018 and year ended December 31, 2017.

Carrying Value at September 30, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$76	-	-	$76
Other real estate owned (“OREO”)	$392	-	-	$392

Carrying Value at December 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$134	-	—	$134
Other real estate owned (“OREO”)	$626	-	-	$ 626

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At September 30, 2018 and December 31, 2017, the fair values shown above exclude estimated selling costs of $39,000.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		September 30, 2018		December 31, 2017
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$8,088	$8,088	$11,671	$11,671
Loans, net of allowance for loan losses	(1)	21,873	21,797	25,545	25,831
Servicing asset	Level 3	284	284	319	319
Accrued interest receivable	Level 1	194	194	153	153
Liabilities:
Demand deposits	Level 1	32,041	32,041	34,610	34,610
Savings deposits	Level 1	10,820	10,820	11,505	11,505
Time deposits	(2)	8,241	8,152	9,339	9,280
Accrued interest payable	Level 1	12	12	14	14

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

Loan Syndication Fees – The Company contracts with certain corporate entities as an arranging institution for loan syndications whereby a fee is earned by the Company for soliciting, assembling, and obtaining commitments from other lenders related to certain facilities of the corporate entity.  A portion of the fee is paid as an up-front payment for acting as the arranger, which is earned and recognized on the date the contract is signed without further commitment.  Another portion of the fee is earned, and generally paid, upon completion of the loan syndication arrangement which is the performance obligation for that portion of the fee.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$107	$101	$310	$299
ATM Fee Income	25	31	76	94
Loan Syndication Fees	100	90	100	90
Other income	36	15	84	77
Noninterest income (in-scope of Topic 606)	268	237	570	560
Noninterest income (out-of-scope of Topic 606)	124	253	358	477
Total noninterest income	$392	$490	$928	$1,037

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

As of September 30, 2018 and December 31, 2017, the Bank’s tier one leverage capital ratio was 4.77% and 5.51%, respectively, and its total risk-based capital ratio was 9.20% and 10.11%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

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

11.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $58,000 for the quarter ended September 30, 2018 and net income of approximately $29,000 for the same quarter in 2017. Additionally, the Company reported a net loss of $407,000 for the nine months ended September 30, 2018 and a net loss of $289,000 for the nine months ended September 30, 2017.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of September 30, 2018, the Bank’s tier one leverage capital ratio was 4.87% and its total risk-based capital ratio was 10.62%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•Increase earnings:  Core profitability is essential to stop the erosion of capital.  Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the projected recovery of SBA loan fair value write-downs and other cost reduction strategies. During 2018 and 2019, there were SBA fair value write-downs on defaulted loans that totaled more than $1 million.  Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that management believes will result in the reversal of some fair value write-downs.

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

Overview

The Company reported a net loss of approximately $58,000 ($0.07 per common share) for the quarter ended September 30, 2018 compared to net income of approximately $29,000 ($0.03 per common share) for the same quarter in 2017. The Company reported a net loss of approximately $407,000 ($0.49 per common share) for the nine months ended September 30, 2018 compared to a net loss of approximately $289,000 ($0.35 per common share) for the same period in 2017.  Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital has declined as a result of operating losses.  Core profitability is essential to stop the erosion of capital.  Refer to the Earnings Enhancement discussion below.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends were negative as there was an increase in the Bank’s delinquent loans during the quarter ended September 30, 2018. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that continues to be utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan origination activity and selling the guaranteed portion in the secondary market for gains.  During the nine months ended September 30, 2018, noninterest income totaling approximately $369,000 (including fair value adjustments) was recognized utilizing this strategy compared to $477,000 for the same period during 2017. Management continues to grow the SBA loan pipeline through relationships with feeder organizations to maximize this income.

While some expense reductions were achieved during the quarter in personnel, professional services, other real estate and office operations and supplies there was an increase in data processing and other operating expenses. Management will seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended September 30, 2018	Quarter ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Statement of operations information:
Net interest income	$659	$655	$1,912	$1,839
(Credit) provision for loan losses	20	(15)	45	(91)
Noninterest income	392	490	928	1,037
Noninterest expense	1,090	1,131	3,201	3,256
Net loss	(58)	29	(407)	(289)
Net loss per share-basic and diluted	(0.07)	0.03	(0.49)	(0.35)

Balance Sheet information:	September 30, 2018	December 31, 2017
Total assets	$54,053	$59,009
Loans held for sale	12,583	10,297
Loans, net	21,873	25,546
Investment securities	4,721	5,145
Deposits	51,102	55,455
Shareholders' equity	2,777	3,281

Ratios*:	Quarter ended September 30, 2018	Quarter ended September 30, 2017
Return on assets	(0.32)%	0.20%
Return on equity	(7.65)%	4.40%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $5,271,000, or 9.37% during the quarter ended September 30, 2018 compared to the quarter ended June 30, 2018. Average funding sources decreased approximately $2.4 million, or 4.32%, during the same quarter in 2018.

Sources and Uses of Funds Trends

( dollars in 000’s)	September 30, 2018			June 30, 2018
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$40,168	$(69)	(0.17)%	$40,237
Investment Securities	4,971	(101)	(1.99)	5,072
Federal funds sold	5,535	(5,102)	(47.96)	10,637
Balances with other banks	2,845	2,533	811.86	312
Total uses	$53,519	$(2,739)	(4.87)%	$56,258
Funding sources:
Demand deposits
Noninterest-bearing	$17,264	$(2,733)	(13.67)%	$19,997
Interest-bearing	15,704	1,701	12.15	14,003
Savings deposits	11,164	(362)	(3.14)	11,526
Time deposits	8,581	(985)	(10.30)	9,566
Total sources	$52,713	$(2,379)	(4.32)%	$55,092

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $69,000, or 0.17%, during the quarter ended September 30, 2018. While there was origination activity, it was offset by loan paydowns.  The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $18.3 million, or 84%, of total loans at September 30, 2018 of which approximately $17.9 million are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2018 were approximately $7.5 million, or 41%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2018	2017

Commercial and industrial:
Commercial	$ 782	$ 909
SBA Loans	-	19
Asset-based	1,008	870
Total commercial and industrial	1,790	1,798

Commercial real estate:

Commercial mortgages	10,252	11,671
SBA loans	251	669
Construction	305	419
Religious organizations	7,517	8,630
Total commercial real estate	18,325	21,389

Consumer real estate:
Home equity loans	638	641
Home equity lines of credit	15	17
1-4 family residential mortgages	599	1,071
Total consumer real estate	1,252	1,729

Total real estate	19,577	23,118

Consumer and other:
Student loans	622	700
Other	86	109
Total consumer and other	708	809
Allowance for loan losses	(202)	(180)
Loans, net	$ 21,873	$ 25,545

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight-rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 0.92% at September 30, 2018 compared to 0.70% at December 31, 2017.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,339,000 at September 30, 2018 compared to $1,277,000 at December 31, 2017. There was a $76,000 valuation allowance associated with impaired loans at September 30, 2018. There was no valuation allowance at December 31, 2017.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2018 and December 31, 2017, loans to religious organizations represented approximately $179,000 and $187,000, respectively of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 9.34% and 11.14% at September 30, 2018 and December 31, 2017 respectively. The percentage of nonperforming loans to total loans increased from 6.28% at December 31, 2017 to 9.80% at September 30, 2018 an increase in non-performing loans of $160,000 primarily in the commercial real estate category. Approximately 86.55% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2018	December 31, 2017
Commercial and industrial:
Commercial	$76	$-
SBA	-	-
Asset-based	125	76
Total commercial and industrial	201	76

Commercial real estate:
Commercial mortgages	1,108	935
SBA loans	72	81
Construction	-	-
Religious organizations	305	187
Total commercial real estate	1,485	1,203

Consumer real estate:
Home equity loans	433	289
1-4family residential mortgages	26	48
Total consumer real estate	459	337

Total real estate	2,145	1,540
Consumer and other:
Student loans	17	55
Other	1	1
Total consumer and other	18	56

Total nonaccrual	1,869	1,616
Total past due 90 days and accruing	294	387
OREO	392	626
Total nonperforming assets	$2,555	$2,629

	September 30, 2018	December 31, 2017
Nonperforming loans to total loans	9.80%	6.28%
Nonperforming assets to total loans and OREO	11.37%	9.98%
Nonperforming assets to total assets	4.73%	4.45%
Allowance for loan losses as a percentage of:
Total loans	0.92%	0.71%
Total nonperforming loans	9.34%	11.14%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2018	December 31, 2017
Commercial and industrial:
Asset-based	$-	$-
Total commercial and industrial	-	-

Commercial real estate:
Commercial mortgages	-	208
SBA loans	-	-
Religious organizations	126	-
Total commercial real estate	126	208

Consumer real estate:	-
Home equity loans	150	123
Total consumer real estate	150	123

Consumer and other:
Student loans	17	55
Other	1	1
Total consumer and other	18	56
Total	$294	$387

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $101,000, or 1.99%, during the quarter ended September 30, 2018. The decrease was primarily related to payments received on mortgage-backed securities.

The average yield on the investment portfolio increased slightly to 2.28% for the nine months ended September 30, 2018 compared to 2.23% for the nine months ended September 30, 2017. Amortizing GSE mortgage-backed securities comprises approximate 51% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cash flow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2018, average deposits decreased approximately $2.4 million, or 4.32%. A construction contractor’s deposit balance declined as a result of the completion of a major project and payments made to subcontractors.  In general, as small business loans are originated, primary operating accounts are required to be maintained at the Bank which will serve to grow core deposits; however, balances fluctuate with normal business activity.

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

(in 000’s)	September 30, 2018	December 31, 2017
Commitments to extend credit	$1,847	$4,670
Standby letters of credit	317	317

The level of commitments decreased during the quarter ended September 30, 2018 because of SBA loan funding activity during the year without significant new originations. Approximately $900,000 of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon. The remainder relates to commitments to fund SBA guaranteed loans.

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

By policy, the Bank’s minimum level of liquidity is 6.00% of total assets.  At September 30, 2018, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $8.2 million, or 15.21% of total assets, compared to $11.7 million, or 19.8%, at December 31, 2017.  The decrease is primarily related to a $4.4 million decrease in deposit balances.

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

Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity.  Approximately $11.5 million in loans are scheduled to mature within one year.  To ensure the ongoing adequacy of liquidity, the following contingency strategies will be utilized in order of priority, if necessary:

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At September 30, 2018, a positive gap position is maintained on a cumulative basis through 1 year of 8.27% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, down from the December 31, 2017 positive gap position of 13.6%. The decline during the nine months ended September is because of the reduction in federal funds sold balances. The Bank’s positive gap position is largely due to a high level of loans maturing and/or repricing in one to three months as well as a significant level of federal funds sold.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2018, the change in the market value of equity in a +200-basis point interest rate change is (15.98%), within the policy limit of (25.00%), and (23.24%) in a +400-basis point interest rate change, within the policy limit of (50.00%).

Capital Resources

Total shareholders’ equity decreased approximately $503,000 or 15.34%, during the nine months ended September 30, 2018 which is attributable to the net loss of approximately $407,000 for the nine months ended September 30, 2018 and unrealized losses on available for sale securities of approximately $96,000.

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

At September 30, 2018, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The following table presents the capital ratios of the Company and the Bank as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$2,850	10.74%	N/A		$3,338	10.22%	N/A
Bank	2,820	10.62	2,656	10.00%	3,300	10.11	3,265	10.00%
Tier I capital to risk weighted assets
Company	2,648	9.97	N/A		3,158	9.67	N/A
Bank	2,618	9.86	2,125	8.00%	3,120	9.56	2,612	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,648	9.97	N/A		3,158	9.67	N/A
Bank	2,618	9.86	1,726	6.50%	3,120	9.56	2,122	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,648	4.92	N/A		3,158	5.58	N/A
Bank	2,618	4.87	2,690	5.00%	3,120	5.51	2,829	5.00%
Tangible common equity to tangible assets
Company	2,648	4.92	N/A	N/A	3,158	5.58	N/A	N/A
Bank	2,618	4.87	N/A	N/A	3,120	5.51	N/A	N/A

Results of Operations

Summary

The Company reported a net loss of approximately $58,000 ($0.07 per common share) for the quarter ended September 30, 2018 compared to net income of approximately $29,000 ($0.03 per common share) for the same quarter in 2017. The Company reported a net loss of approximately $407,000 ($0.49 per common share) for the nine months ended September 30, 2018 compared to a net loss of approximately $289,000 ($0.35 per common share) for the same period in 2017. A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended September 30, 2018			Three months ended September 30, 2017
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$40,168	$ 600	5.98%	$37,408	$ 612	6.54%
Investment securities	4,971	28	2.28	5,401	30	2.22
Federal funds sold	5,535	28	1.99	10,503	32	1.22
Interest bearing balances with other banks	2,845	22	3.09	312	-	-
Total interest-earning assets	53,519	678	5.07	53,624	674	5.03
Interest-bearing liabilities
Demand deposits	15,704	7	0.17	15,117	7	0.19
Savings deposits	11,164	1	0.05	11,745	1	0.03
Time deposits	8,581	11	0.50	8,780	11	0.50
Total interest-bearing liabilities	35,095	19	0.21	35,642	19	0.21
Net interest income		$659			$655
Net yield on interest-earning assets			4.93%			4.89%

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$40,283	$ 1,745	5.78%	$37,648	$1,729	6.12%
Investment securities	5,072	87	2.28	5,507	92	2.23
Federal funds sold	9,047	116	1.71	8,878	69	1.04
Interest bearing balances with other banks	1,165	23	2.60	311	1	0.43
Total interest-earning assets	55,567	1,971	4.73	52,344	1,891	4.82
Interest-bearing liabilities
Demand deposits	14,833	20	0.18	14,194	19	0.18
Savings deposits	11,404	4	0.05	11,848	4	0.05
Time deposits	9,122	35	0.51	9,327	29	0.41
Total interest-bearing liabilities	35,359	59	0.22	35,279	52	0.20
Net interest income		$1,912			$1,839
Net yield on interest-earning assets			4.59%			4.68%

For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

For the quarter ended September 30, 2018 compared to the same period in 2017, there was an increase in net interest income of approximately $4,000. For the nine months ended September 30, 2018 compared to the same period in 2017, there was an increase in net interest income of approximately $73,000. The increase was primarily related to an increase in interest income federal funds sold due to an increasing interest rate environment as well as a shift in funds to a promontory money market account to maximize the yield on excess funds. There was a decline in the net yield for the nine months ended September 30, 2018 compared to the same period in 2017 primarily because of a decline in the yield on  loans.  In 2017, the Bank’s loan yields were enhanced by the collection of nonaccrual interest on several loans.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2018 compared to 2017			Three months ended September 30, 2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$47	$(59)	$(12)	$(62)	$73	$11
Investment securities	(2)	-	(2)	(6)	1	(5)
Federal funds sold	(15)	11	(4)	6	20	26
Interest bearing balances with other banks	-	22	22	-	-	-
Total Interest-earning assets	30	(26)	4	(62)	94	5
Interest paid on:
Demand deposits	-	-	-	1	—	1
Savings deposits	-	-	-	-	-	-
Time deposits	-	-	-	(2)	4	2
Total interest-bearing liabilities	-	-	-	(1)	4	3
Net interest income	$30	(26)	$4	$(61)	$90	$29

	Nine months ended September 30, 2018 compared to 2017			Nine months ended September 30, 2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$125	$(109)	16	$(16)	$(85)	$(101)
Investment securities	(7)	2	(5)	(30)	2	(28)
Federal funds sold	1	46	47	5	41	46
Interest bearing balances with other banks	8	14	22	-	-	-
Total Interest-earning assets	127	(47)	80	(41)	(42)	(83)
Interest paid on:
Demand deposits	-	1	1	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	-	6	6	(6)	9	3
Total interest-bearing liabilities	-	7	7	(6)	9	3
Net interest income	$127	$(54)	$73	$(35)	$(51)	$(86)

For the quarter ended September 30, 2018 compared to the same period in 2017, there was an increase of approximately $30,000 due to changes in volume offset by a decrease of approximately $26,000 due to changes in rate. The increase in volume is related to the increase in loans during the period.  The decrease in rate is related to the increase in nonaccrual loans.  For the nine months ended September 30, 2018 compared to the same period in 2017, there was an increase in net interest income of approximately $127,000 due to changes in volume and a decrease of approximately $54,000 due to changes in rate. The rate decline in rate was a result of several higher yielding rate commercial loans re-setting at lower rates as well as an increase in nonaccrual loans.

Provision for Loan Losses

There was a provision (credit) for loan losses of $20,000 and $(15,000), respectively, for the quarters ended September 30, 2018 and 2017. There was a provision for loan losses of $45,000 for the nine months ended September 30, 2017 compared to a credit to the provision of $91,000 for the same period in 2017. The increase in the provision was primarily related to declining asset quality trends and charge-off activity. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income decreased approximately $98,000, or 19.83%, for the quarter ended September 30, 2018 compared to the same quarter in 2017 primarily due to lower gains realized on the sale of loans of approximately $13,000 and a decrease in the fair value of loans of approximately $114,000. Noninterest income decreased approximately $109,000, or 10.57%, for the nine months ended September 30, 2018 compared to the same period in 2017.

ATM activity fees decreased by approximately $6,000, or 19.15%, for the quarter ended September 30, 2018 compared to the same period in 2017. ATM activity fees decreased by approximately $18,000, or 18.83%, for the nine months ended September 30, 2018 compared to the same period in 2017. ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.  Customer service fees increased approximately $11,000, or 3.7% for the nine months ended September 30, 2018 compared to 2017.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $124,000 and $252,000, respectively, for the three months ended September 30, 2018 and 2017, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. The Bank recognized income of approximately $369,000 and $478,000, respectively, for the nine months ended September 30, 2018 and 2017.  Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Other income increased approximately $21,000 for the quarter ended September 30, 2018 compared to the same period in 2017.

Noninterest Expense

Salaries and benefits decreased slightly from approximately $396,000 for the quarter ended June 30, 2017 to approximately $373,000 for the same period in 2018. For the nine months ended September 30, 2018, salaries and benefits decreased to approximately $1,155,000 compared to approximately $1,175,000 for the same period in 2017.

Office operations and supplies expense decreased by approximately $21,000, or 25.16%, for the quarter ended September 30, 2018 compared to 2017 primarily because of a reduction in stationary and supplies. Office operations and supplies expense decreased approximately $24,000, or 14.81%, for the nine months ended September 30, 2018 compared to 2017.  In 2017, the Bank converted to a new teller platform that resulted in the need for fewer forms.

Marketing and public relations expense was relatively unchanged for the quarter ended September 30 2018 compared to 2017 and increased approximately $15,000, or 128%, for the nine months ended September 30, 2018 compared to the same period in 2017 because of marketing efforts made to increase the visibility of the Bank and its SBA loan products.

Professional services expense decreased approximately $16,000, or 31.74%, for the quarter ended September 30, 2018 compared to 2017. Professional fees also decreased approximately $29,000 or 28.75% for the nine months ended September 30, 2018 compared to the same period in 2017. The reduction is primarily the result of a lower fees paid in relation to the Bank’s year-end audits, as the Bank was transitioning to a new audit firm.

Data processing expenses increased approximately $11,000, or 11.35%, for the quarter ended September 30, 2018 compared to 2017.  Data processing expenses also increased by approximately $14,000 for the nine months ended September 30, 2018 compared to the same period in 2017. The increase is primarily due to an increase in processing expenses for the Bank’s core service provider because of annual escalations.

Federal deposit insurance assessments increased approximately $1,000, or 4.35%, for the quarter ended September 30, 2018 compared to 2017. Assessments expenses also increased by $4,000 or 8.89% for the nine months ended September 30, 2018 compared to the same period in 2017. This increase is based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of September 30, 2018, the Bank’s tier one leverage capital ratio was 4.77% and its total risk-based capital ratio was 9.20%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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