Form 10-Q/A
period 2018-03-31
UNITED BANCSHARES INC /PA
filed 2021-10-07
CIK 944792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                    to

Commission file number: 0-25976

UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (PA)	23-2802415
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

30 S. 15th Street
Philadelphia, PA	19102
(Address of principal	(Zip code)
executive offices)

Registrant's telephone number, including area code:  (215) 351-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 5, 2021 the aggregate number of the shares of the Registrant’s Common Stock issued was 843,050.

The Series Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,442, 1,850, and 1,100 shares are issued, respectively as of October 5, 2021.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, originally filed with the Securities and Exchange Commission on September 17, 2021, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

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

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$ 2,198,996	$ 2,075,258
Interest-bearing deposits with banks	312,160	311,995
Federal funds sold and other cash equivalents	10,790,981	9,284,000
Cash and cash equivalents	13,302,137	11,671,253

Investment securities available-for-sale, at fair value	4,831,363	5,144,707

Loans held for sale	10,468,182	10,297,168

Loans held at fair value	4,849,036	4,450,901

Loans, net of unearned discounts and deferred fees	24,212,084	25,725,700
Less allowance for loan losses	(201,521)	(179,949)
Net loans	24,010,563	25,545,751

Bank premises and equipment, net	254,265	303,298
Accrued interest receivable	119,683	153,415
Other real estate owned	569,371	626,071
Servicing asset	317,963	319,368
Prepaid expenses and other assets	386,934	496,935
Total assets	$ 59,109,497	$ 59,008,867

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$ 20,280,459	$ 19,606,017
Demand deposits, interest-bearing	14,245,136	15,004,238
Savings deposits	11,690,120	11,505,417
Time deposits, under $250,000	4,177,176	4,331,306
Time deposits, $250,000 and over	5,397,617	5,008,276
Total deposits	55,790,508	55,455,254

Accrued interest payable	22,302	13,939
Accrued expenses and other liabilities	268,070	259,152
Total liabilities	56,080,880	55,728,345

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,547,014)	(12,348,988)
Accumulated other comprehensive loss	(111,275)	(57,396)
Total shareholders’ equity	3,028,617	3,280,522
Total liabilities and shareholders’ equity	$ 59,109,497	$ 59,008,867

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Interest income:
Interest and fees on loans	$ 546,462	$ 588,776
Interest on investment securities	29,534	31,757
Interest on federal funds sold	41,310	12,659
Interest on time deposits with other banks	456	181
Total interest income	617,762	633,373

Interest expense:
Interest on time deposits	11,921	9,168
Interest on demand deposits	6,502	6,178
Interest on savings deposits	1,412	1,451
Total interest expense	19,835	16,797
Net interest income	597,927	616,576
Provision (credit) for loan losses	20,000	(30,000)

Net interest income after provision (credit) for loan losses	577,927	646,576

Noninterest income:
Customer service fees	100,089	95,739
ATM fee income	24,722	31,102
Gain on sale of loans	156,547	60,458
Net change in fair value of financial instruments	9,093	25,659
Loss on sale of other real estate	(2,082)	-
Other income	25,296	27,594
Total noninterest income	313,665	240,552

Noninterest expense:
Salaries, wages and employee benefits	400,054	399,820
Occupancy and equipment	255,042	254,127
Office operations and supplies	76,910	80,256
Marketing and public relations	18,562	4,500
Professional services	36,979	49,740
Data processing	101,435	98,883
Other real estate expense	13,835	20,594
Loan and collection costs	28,580	46,590
Deposit insurance assessments	25,000	22,000
Other operating	133,221	113,239
Total noninterest expense	1,089,618	1,089,749
Net loss before income taxes	$ (198,026)	($202,621)
Provision for income taxes	-	-
Net loss	$ (198,026)	$ (202,621)
Net loss per common share—basic and diluted	$ (0.24)	$ (0.25)
Weighted average number of common shares outstanding	826,921	826,921
Comprehensive loss:
Net loss	$ (198,026)	$ (202,621)
Unrealized (losses) gains on available for sale securities, net of taxes	(53,879)	9,767
Total comprehensive loss	$ (251,905)	$ (192,854)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$ 993	1,850	$18	826,921	$ 8,269	$ 15,677,626	($12,348,988)	$ (57,396)	$ 3,280,522
Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Issuance of Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2018	99,342	$993	1,850	$18	826,921	$ 8,269	$ 15,677,626	$ (12,547,014)	$ (111,275)	$ 3,028,617

Three Months Ended March 31, 2017

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$993	-	$ -	826,921	$ 8,269	$14,752,644	$ (12,038,281)	$ (63,710)	$ 2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock	-	-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	$993	1,350	$13	826,921	$ 8,269	$ 15,427,631	$ (12,240,902)	$ (53,943)	$ 3,142,061

See accompanying notes to the unaudited consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

	2018	2017

Cash flows from operating activities:
Net loss	$ (198,026)	$ (202,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	20,000	(30,000)
Amortization of premiums on investments	2,021	2,623
Loss on sale of other real estate	2,082	-
Amortization of servicing asset	34,083	8,063
Depreciation on fixed assets	49,033	46,526
Net change in fair value of financial instruments	(9,093)	(25,659)
Gain on sale of loans	(156,547)	(60,458)
Proceeds from the sale of loans held-for-sale	1,747,544	583,392
Loans originated for sale	(1,638,729)	(444,949)
Increase in accrued interest receivable and other assets	(5,842)	(86,050)
Increase (decrease) in accrued interest payable and other liabilities	17,281	(13,312)
Net cash used in operating activities	(136,193)	(222,445)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	257,894	127,767
Purchase of securities available-for-sale	(450)	(328)
Net decrease in loans	1,119,761	1,191,137
Proceeds from sale of other real estate	54,618	-
Purchase of bank premises and equipment	-	(6,938)
Net cash provided by investing activities	1,431,823	1,311,638

Cash flows from financing activities:
Proceeds from the sale of preferred stock	-	675,000
Net increase in deposits	335,254	227,694
Net cash provided by financing activities	335,254	902,694
Net increase in cash and cash equivalents	1,630,884	1,991,887

Cash and cash equivalents at beginning of period	11,671,253	7,802,831

Cash and cash equivalents at end of period	$ 13,302,137	$ 9,794,718

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 11472	$ 16,908
Investments transferred to other cash equivalents	$ 131,981	$ -
Loans transferred from held for sale to held at fair value	$ 398,138	$ 95,777

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

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss:

	Three Months Ended March 31, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (73)	$ 16	$ (57)
Unrealized holding loss arising during period	(68)	14	(54)
Other comprehensive loss, net	(68)	14	(54)
Ending balance	$ (141)	$ 30	$ (111)

Three Months Ended March 31, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount

Beginning balance	$ (96)	$ 33	$ (63)
Unrealized holding gain arising during period	15	(5)	10
Other comprehensive loss, net	15	(5)	10
Ending balance	$ (81)	$ 28	$ (53)

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

Effect of Upcoming Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard (along with subsequent amendments and clarifications in ASUs; 2018-01, 2018-11 and 2018-20) requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (97)	$ 2,252
Government Sponsored Enterprises residential mortgage-backed securities	2,623	11	(55)	2,579
	$ 4,972	$ 11	$ (152)	$ 4,831

December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (76)	$ 2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$ 5,218	$ 21	$ (94)	$ 5,145

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of March 31, 2018, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,252
Government Sponsored Enterprises residential mortgage-backed securities	2,623	2,579
	$4,972	$ 4,831

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

(in 000's)	For the Three months ended March 31, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 7	$ 155	$ 10	$ 8	$ -	$ 180
Provision (credit) for loan losses	-	3	(4)	1	20	20

Charge-offs	-	-	-	(5)	-	(5)
Recoveries	1	-	-	6	-	7
Net recoveries	1	-	-	1	-	2

Ending balance	$ 8	$ 158	$ 6	$ 10	$ 20	$ 202

(in 000's)	For the Three months ended March 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	$ 32	$ 300
Credit for loan losses	(6)	(8)	(3)	-	(12)	(30)

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	-	1	1	-	3
Net recoveries	1	-	1	-	-	2

Ending balance	$ 63	$ 171	$ 8	$ 11	$ 20	$ 273

(in 000's)	March 31, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 31	$ -	$ -	$ -	$ 31
Loans collectively evaluated for impairment	8	127	6	10	20	171
	$ 8	$ 158	$ 6	$ 10	$ 20	$ 202

Loans, ending balance:
Loans individually evaluated for impairment	$ 76	$ 1,226	$ -	$ -	$ -	$ 1,302
Loans collectively evaluated for impairment	2,022	18,530	1,606	752	-	22,910
Total	$ 2,098	$ 19,756	$ 1,606	$ 752	$ -	$ 24,212

(in 000's)			December 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Loans collectively evaluated for impairment	7	155	10	8	-	180
	$ 7	$ 155	$ 10	$ 8	$ -	$ 180

Loans, ending balance:
Loans individually evaluated for impairment	$ 76	$ 1,201	$ -	$ -	$ -	$ 1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809	-	24,448
Total	$ 1,798	$ 21,389	$ 1,729	$ 809	$ -	$ 25,725

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of March 31, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ 15	$ -	$ -	$ 15	$ 1,031	$ 1,046
SBA loans	-	-	-	-	66	66
Asset-based	-	-	86	86	900	986
Total Commercial and industrial	15	-	86	101	1,997	2,098

Commercial real estate:
Commercial mortgages	42	-	1,169	1,211	9,871	11,082
SBA loans	-	-	78	78	184	262
Construction	-	-	-	-	106	106
Religious organizations	-	-	184	184	8,122	8,306
Total Commercial real estate	42	-	1,431	1,473	18,283	19,756

Consumer real estate:
Home equity loans	-	123	287	410	246	656
Home equity lines of credit	-	-	-	-	16	16
1-4 family residential mortgages	26	-	32	58	876	934
Total consumer real estate	26	123	319	468	1,138	1,606

Total real estate	68	123	1,750	1,941	19,421	21,362

Consumer and other:
Student loans	89	69	-	158	490	648

Other	-	2	-	2	102	104
Total consumer and other	89	71	-	160	592	752

Total loans	$ 172	$ 194	$ 1,836	$ 2,202	$ 22,010	$ 24,212

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ 909	$ 909
SBA Loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	870
Total Commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total Commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Total real estate

Consumer and other:
Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$ 190	$ 387	$ 1,616	$ 2,192	$ 23,533	$ 25,725

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans March 31, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$ 250	$ 691	$ -	$ 15	$ 216	$ -	1,172
SBA Loans	-	-	16	-	-	-	16
Asset-based	-	594	148	-	92	76	910
	250	1,285	164	15	308	76	2,098
Commercial real estate:
Commercial mortgages	-	7,934	1,693	459	779	217	11,082
SBA loans	-	184	-	-	78	-	262
Construction	-	106	-	-	-	-	106
Religious organizations	41	7,255	826	-	184	-	8,306
	41	15,479	2,519	459	1,041	217	19,756

Total commercial loans	$ 291	$ 16,764	$ 2,683	$ 474	$ 1,349	$ 293	$ 21,854

	Residential Mortgage and Consumer Loans March 31, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 246	$ 410	$ 656
Home equity line of credit	16	-	16
1-4 family residential mortgages	902	32	934
	1,164	442	1,606

Consumer Other:
Student loans	593	56	649
Other	103	-	103
	696	56	752

Total consumer loans	$ 1,860	$ 498	$ 2,358

(In 000's)			Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 250	$ 423	$ -	$ 19	$ 217	$ -	$ 909
SBA Loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798

Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,443	3,599	17	1,065	217	21,389

Total commercial loans	$ 298	$ 17,415	$ 3,770	$ 36	$ 1,375	$ 293	$ 23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 352	$ 289	$ 641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$ 2,201	$ 337	$ 2,538

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

Impaired loans as of March 31, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ -
SBA loans	-	-	-	-	-

Asset-based	76	76	-	76	-
Total commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	964	790	174	964	31
SBA Loans	78	78	-	78	-
Religious organizations	184	184	-	184	-
Total commercial real estate	1,226	1,052	174	1,226	31

Total loans	$ 1,302	$ 1,128	$ 174	$ 1,302	$ 31

Impaired loans as of December 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ -
SBA	-	-	-	-	-
Asset based	76	76	-	76	-
Total Commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	933	933	-	933	-
SBA Loans	81	81	-	81	-
Religious Organizations	187	187	-	187	-
Total Commercial real estate	1,201	1,201	-	1,201	-
Total loans	$ 1,277	$ 1,277	$ -	$ 1,277	-

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.  If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 76	$ -	$ 33	$ -
SBA loans	-	-	-	-
Asset-based	-	-	319	-
Total commercial and industrial	76	-	352	-

Commercial real estate:
Commercial mortgages	965	-	1,280	-
SBA loans	79	-	254	-
Religious organizations	185	-	194	-
Total commercial real estate	1,229	-	1,728	-

Total loans	$ 1,305	$ -	$ 2,080	$ -

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

(in 000's)	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Beginning balance	$ 626	$ 447
Additions, transfers from loans	-	-
Sales	(57)	-
	569	447
Write-ups (Write-downs)	-	-
Ending Balance	$ 569	$ 447

There were no loans in the process of foreclosure at March 31, 2018 and December 31, 2017.

The following schedule reflects the components of other real estate owned:

(in 000's)	March 31, 2018	December 31, 2017
Commercial real estate	$ 316	$ 317
Residential real estate	253	309
Total	$ 569	$ 626

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended
(in 000's)	March 31, 2018	March 31, 2017
Insurance	$ 5	$ 4
Professional fees	-	5
Real estate taxes	4	3
Maintenance	2	9
Utilities	2	-
Transfer-in write-up	-	-
Impairment charges (net)	-	-
Other	1	-
Total	$ 14	$ 21

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,252	$ -	$ 2,252	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,579	-	2,579	-
Total	$ 4,831	$ -	$ 4,831	$ -
Loans held for sale	$ 10,468	$ -	$ 10,468	$ -
Loans held at fair value	$ 4,849	$ -	$ -	$ 4,849
Servicing asset	$ 318	$ -	$ -	$ 318

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,273	$ -	$ 2,273	$ -

Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-
Money market funds	132	132	-	-
Total	$ 5,145	$ 132	$ 5,013	$ -
Loans held for sale	$ 10,297	$ -	$ 10,297	$ -
Loans held at fair value	$ 4,451	$ -	$ -	$ 4,451
Servicing asset	$ 319	$ -	$ -	$ 319

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

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	March 31, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2018 Range of inputs	December 31, 2017 Range of inputs
Loans held at fair value:	$ 4,849	$ 4,451	Discounted cash flow	Constant prepayment rate	9.17% to 5.00%	8.54% to 10.41%
				Weighted average discount rate	9.61% to 1.65%	9.00% to 11.62%
				Weighted average life	2.62 yrs. to 8.89 yrs.	2.67 yrs. to 9.29 yrs.
				Projected default rate	1.13% to 0.76%	0.75% to 7.61%

(in 000’s)

Assets measured at fair value	March 31, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2018 Range of inputs	December 31, 2017 Range of inputs
Servicing asset	$318	$ 319	Discounted cash flow	Constant prepayment rate	7.36% to 14.64%	5.58% to 10.67%
				Weighted average discount rate	11.45% to 28.59%	11.75% to 19.74%
				Weighted average life	2.23 yrs. to 7.13 yrs.	2.67 yrs. to 9.09 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$ 4,451	$ 319
Origination of loans/additions	398	33
Principal repayments/amortization	(45)	(34)
Change in fair value of financial instruments	45	-
Balance at March 31, 2018	$ 4,849	$ 318

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		March 31, 2018		December 31, 2017
	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 13,170	$ 13,170	$ 11,671	$ 11,671
Loans, net of allowance for loan losses	(1)	24,011	23,951	25,545	25,831
Servicing asset	Level 3	318	318	319	319
Accrued interest receivable	Level 1	120	120	153	153
Liabilities:
Demand deposits	Level 1	34,561	34,561	34,610	34,610
Savings deposits	Level 1	11,690	11,690	11,505	11,505
Time deposits	(2)	9,575	9,491	9,339	9,280
Accrued interest payable	Level 1	22	22	14	14

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

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$ 100	$ 96
ATM Fee Income	25	31
Other income	25	28
Noninterest income (in-scope of Topic 606)	150	155
Noninterest income (out-of-scope of Topic 606)	165	86
Total noninterest income	$ 315	$ 241

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

UNITED BANCSHARES, INC
(Registrant)

October 7, 2021	/s/ Evelyn F. Smalls
Date	Evelyn F. Smalls
President and Chief Executive Officer

October 7, 2021	/s/ Brenda Hudson-Nelson
Date	Executive Vice President,
Chief Financial Officer

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (1)

32.1	Section 1350 Certifications (1)

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