Form 10-Q/A
period 2018-06-30
UNITED BANCSHARES INC /PA
filed 2021-10-07
CIK 944792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, originally filed with the Securities and Exchange Commission on September 17, 2021, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Interest income:
Interest and fees on loans	$ 598,378	$ 528,207	$ 1,144,840	$ 1,116,983
Interest on investment securities	28,815	30,808	58,349	62,565
Interest on federal funds sold	47,139	24,130	88,449	36,789
Interest on time deposits with other banks	284	191	740	372
Total interest income	674,616	583,336	1,292,378	1,216,709

Interest expense:
Interest on time deposits	12,356	8,586	24,277	17,754
Interest on demand deposits	6,531	6,260	13,033	12,438
Interest on savings deposits	1,427	1,478	2,839	2,929
Total interest expense	20,314	16,324	40,149	33,121
Net interest income	654,302	567,012	1,252,229	1,183,588
Provision (credit) for loan losses	5,000	(46,000)	25,000	(76,000)

Net interest income after provision (credit) for loan losses	649,302	613,012	1,227,229	1,259,588

Noninterest income:
Customer service fees	102,851	101,571	202,940	197,310
ATM fee income	26,635	32,045	51,357	63,147
Gain on sale of loans	67,271	91,402	223,818	151,860
Net change in fair value of financial instruments	11,423	47,858	20,516	73,517
Loss on sale of other real estate	(9,522)	-	(11,604)	-
Other income	22,800	34,284	48,096	61,878
Total noninterest income	221,458	307,160	535,123	547,712

Noninterest expense:
Salaries, wages and employee benefits	381,826	379,428	781,880	779,248
Occupancy and equipment	246,093	247,007	501,135	501,134
Office operations and supplies	61,713	82,463	138,623	162,719
Marketing and public relations	6,765	4,309	25,327	8,809
Professional services	35,293	51,700	72,272	101,440
Data processing	107,422	96,469	208,857	195,352
Other real estate expense	10,944	9,292	24,779	29,886
Loan and collection costs	36,414	34,034	64,994	80,624
Deposit insurance assessments	24,000	23,000	49,000	45,000
Other operating	112,336	107,767	245,557	221,006
Total noninterest expense	1,022,806	1,035,469	2,112,424	2,125,218
Net loss before income taxes	(152,046)	(115,297)	(350,072)	(317,918)
Provision for income taxes	-	-	-	-
Net loss	$ (152,046)	$ (115,297)	$ (350,072)	$ (317,918)
Net loss per common share—basic and diluted	$ (0.18)	$ (0.14)	$ (0.42)	$ (0.38)
Weighted average number of common shares outstanding	826,921	826,921	826,921	826,921
Comprehensive loss:
Net loss	$ (152,046)	$ (115,297)	$ (350,072)	$ (317,918)
Unrealized (losses) gains on available for sale securities, net of taxes	(16,259)	25,198	(70,138)	34,965
Total comprehensive loss	$ (168,305)	$ (90,099)	$ (420,210)	$ (282,953)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	($12,348,988)	$ (57,396)	$ 3,280,522
Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Issuance of Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-
Balance at March 31, 2018	99,342	993	1,850	18	826,921	8,269	15,677,626	(12,547,014)	(111,275)	3,028,617
Net loss	-	-	-	-	-	-	-	(152,046)	-	(152,046)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(16,259)	(16,259)
Balance at June 30, 2018	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	$ (12,699,060)	$ (127,534)	$ 2,860,312

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2017

	Series A Preferred stock		Series B Preferred Stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$ 993	-	$ -	826,921	$ 8,269	$ 14,752,644	$ (12,038,281)	$ (63,710)	$ 2,659,915
Net loss	-	-	-	-	-	-	-	(202,621)	-	(202,621)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	9,767	9,767
Issuance of Series B Preferred Stock		-	1,350	13	-	-	674,987	-	-	675,000
Balance at March 31, 2017	99,342	993	1,350	13	826,921	8,269	15,427,631	(12,240,902)	(53,943)	3,142,061
Net loss	-	-	-	-	-	-	-	(115,297)	-	(115,297)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	25,198	25,198
Balance at June 30, 2017	99,342	$ 993	1,350	$ 13	826,921	$ 8,269	$ 15,427,631	$ (12,356,199)	$ (28,745)	$ 3,051,962

See accompanying notes to the unaudited consolidated financial statements.

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

	2018	2017

Cash flows from operating activities:
Net loss	$ (350,072)	$ (317,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	25,000	(76,000)
Amortization of premiums on investments	3,792	4,989
Loss on disposition of other real estate	11,604	-
Write-down of other real estate	5,000	-
Amortization of servicing asset	55,141	11,454
Depreciation on fixed assets	96,845	93,626
Net change in fair value of financial instruments	(20,516)	(73,517)
Gain on sale of loans	(223,818)	(151,860)
Proceeds from the sale of loans held-for-sale	2,412,827	1,439,815
Loans originated for sale	(3,328,794)	(1,726,190)
Increase in accrued interest receivable and other assets	(123,798)	(12,910)
Decrease in accrued interest payable and other liabilities	(45,345)	(65,981)
Net cash used in operating activities	(1,482,134)	(874,493)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	360,821	215,314
Purchase of securities available-for-sale	(1,083)	(656)
Net decrease in loans	2,417,898	1,265,779
Proceeds from sale of other real estate	207,096	-
Purchase of bank premises and equipment	(8,033)	(10,771)
Net cash provided by investing activities	2,976,599	1,469,667

Cash flows from financing activities:
Proceeds from the sale of preferred stock	-	675,000
Net decrease in deposits	(3,080,718)	1,693,277
Net cash (used in) provided by financing activities	(3,080,718)	1,469,667
Net (decrease) increase in cash and cash equivalents	(1,586,253)	2,963,451
Cash and cash equivalents at beginning of period	11,671,253	7,802,831
Cash and cash equivalents at end of period	$ 10,085,000	$ 10,766,282
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 30,315	$ 30,136
Transfer of investments to other cash equivalents	$ 132,614	$ -
Transfer of loans from held-for sale to held at fair value	$ 538,309	$ 279,237

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

2. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Basic:
Net loss available to common shareholders	$ (152,046)	$ (115,297)	$ (350,072)	$ (317,918)
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net loss per share-basic	$ (0.18)	$ (0.14)	$ (0.42)	$ (0.38)
Diluted:

Average common shares-diluted	826,921	826,921	826,921	826,921
Net loss per share-diluted	$ (0.18)	$ (0.14)	$ (0.42)	$ (0.38)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (141)	$ 30	$ (111)
Unrealized loss on securities:
Unrealized holding loss arising during period	(20)	4	(16)
Other comprehensive loss, net	(20)	4	(16)
Ending balance	$ (161)	$ 34	$ (127)

	Three Months Ended June 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (81)	$ 28	$ (53)
Unrealized gain on securities:
Unrealized holding gain arising during period	38	(14)	24
Other comprehensive income, net	38	(14)	25
Ending balance	$ (43)	$ 14	$ (29)

	Six Months Ended June 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (73)	$ 16	$ (57)
Unrealized loss on securities:
Unrealized holding loss arising during period	(88)	18	(70)
Other comprehensive loss, net	(88)	18	(70)
Ending balance	$ (161)	$ 34	$ (127)

	Six Months Ended June 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (96)	$ 33	$ (63)
Unrealized gain on securities:
Unrealized holding gain arising during period	53	(19)	34
Other comprehensive income, net	53	(19)	34
Ending balance	$ 43	$ 14	$ (29)

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

There were no sales of securities during the three and six months ended June 30, 2018 and 2017.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$ 240	$ (10)	$ 2,004	$ (95)	$ 2,244	$ (105)

Government Sponsored Enterprises residential mortgage-backed securities	14	1,790	(47)	347	(20)	2,137	(67)

Total temporarily impaired investment Securities	21	$ 2.030	$ (57)	$ 2,351	$ (115)	$ 4,381	$ (172)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$ 245	$ (5)	$ 2,028	$ (71)	$ 2,273	$ (76)

Government Sponsored Enterprises residential mortgage-backed securities	8	1,124	(7)	377	(11)	1,501	(18)

Total temporarily impaired investment Securities	15	$ 1,369	$ (12)	$ 2,405	$ (82)	$ 3,774	$ (94)

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

(in 000's)	For the Three months ended June 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 8	$ 158	$ 6	$ 10	$ 20	$ 202
Provision (credit) for loan losses	4	8	(2)	-	(5)	5

Charge-offs	(10)	(18)	-	(2)	-	(30)
Recoveries	1	2	-	-	-	3
Net recoveries	(9)	(16)	-	(2)	-	(27)

Ending balance	$ 3	$ 150	$ 4	$ 8	$ 15	$ 180

(in 000's)	For the Three months ended June 30, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 63	$ 171	$ 8	$ 11	$ 20	$ 273
Credit for loan losses	10	(26)	-	-	(30)	(46)

Charge-offs	-	-	-	(2)	-	(2)
Recoveries	1	25	-	1	-	27
Net recoveries	1	25	-	(1)	-	25

Ending balance	$ 74	$ 170	$ 8	$ 10	$ 10	$ 252

(in 000's)	For the Six months ended June 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 7	$ 155	$ 10	$ 8	$ -	$ 180
Provision (credit) for loan losses	4	11	(6)	1	15	25

Charge-offs	(10)	(18)	-	(7)	-	(35)
Recoveries	2	2	-	6	-	10
Net (charge-offs) recoveries	(8)	(16)	-	(1)	-	(25)

Ending balance	3	150	4	8	15	$ 180

(in 000's)	For the Six months ended June 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	32	$ 300
Provision (credit) for loan losses	4	(34)	(3)	-	(43)	(76)

Charge-offs	-	-	-	(3)	-	(3)
Recoveries	2	25	1	3	-	31
Net (charge-offs) recoveries	2	25	1	-	-	28

Ending balance	$ 74	$ 170	$ 8	$ 10	10	$ 252

(in 000's)		June 30, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ 31	$ -	$ -	$ -	$ 31
Loans collectively evaluated for impairment	3	119	4	8	15	149
	$ 3	$ 150	$ 4	$ 8	$ 15	$ 180

Loans, ending balance:
Loans individually evaluated for impairment	$ 76	$ 1,202	$ -	$ -	$ -	$ 1,278
Loans collectively evaluated for impairment	1,647	17,925	1,321	717	-	21,610
Total	$ 1,723	$ 19,127	$ 1,321	$ 717	$ -	$ 22,888

(in 000's)			December 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Loans collectively evaluated for impairment	7	155	10	8	-	180
	$ 7	$ 155	$ 10	$ 8	$ -	$ 180

Loans, ending balance:
Loans individually evaluated for impairment	$ 76	$ 1,201	$ -	$ -	$ -	$ 1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809	-	24,448
Total	$ 1,798	$ 21,389	$ 1,729	$ 809	$ -	$ 25,725

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of June 30, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans

Commercial and industrial:
Commercial	$ -	$ -	$ 50	$ 50	815	$ 865
SBA loans	-	-	-	-	-	-
Asset-based	-	-	125	125	733	858
Total Commercial and industrial	-	-	175	175	1,548	1,723

Commercial real estate:
Commercial mortgages	27	-	1,135	1,162	9,869	11,031
SBA loans	-	-	75	75	180	255
Construction	-	-	-	-	147	147
Religious organizations	126	-	182	308	7,386	7,694
Total Commercial real estate	153	-	1,392	1,545	17,582	19,127

Consumer real estate:
Home equity loans	27	123	285	435	211	646
Home equity lines of credit	-	-	-	-	16	16
1-4 family residential mortgages	-	-	26	26	633	659
Total consumer real estate	27	123	311	461	860	1,321

Total real estate	180	123	1,703	2,006	18,442	20,448

Consumer and other:
Student loans	22	21	-	43	585	628
Other	1	1	-	2	87	89
Total consumer and other	23	22	-	45	672	717

Total loans	$ 203	$ 145	$ 1,878	$ 2,226	$ 20,662	$ 22,888

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ 909	$ 909
SBA Loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	870
Total Commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total Commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Total real estate

Consumer and other:
Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$ 190	$ 387	$ 1,616	$ 2,192	$ 23,533	$ 25,725

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)			Commercial Loans June 30, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$ -	$ 598	$ -	$ 52	$ 215	$ -	$ 865
SBA Loans	-	-	-	-	-	-	-
Asset-based	-	514	129	-	215	-	858
	-	1,112	129	52	430	-	1,723
Commercial real estate:
Commercial mortgages	250	7,953	1,681	12	1,135	-	11,031
SBA loans	-	255	-	-	-	-	255
Construction	-	147	-	-	-	-	147
Religious organizations	36	5,342	2,134	-	182	-	7,694
	286	14,809	3,944	64	1,317	-	19,127

Total commercial loans	$ 286	$ 14,809	$ 3,944	$ 64	$ 1,747	-	$ 20,850

	Residential Mortgage and Consumer Loans June 30, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 238	$ 408	$ 646
Home equity line of credit	16	-	16
1-4 family residential mortgages	633	26	659
	887	434	1,321

Consumer Other:
Student loans	607	21	628
Other	88	1	89
	695	22	717

Total consumer loans	$ 1,582	$ 456	$ 2,038

(In 000's)			Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 250	$ 423	$ -	$ 19	$ 217	$ -	$ 909
SBA Loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798

Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419

Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,443	3,599	17	1,065	217	21,389

Total commercial loans	$ 298	$ 17,415	$ 3,770	$ 36	$ 1,375	$ 293	$ 23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 352	$ 289	$ 641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$ 2,201	$ 337	$ 2,538

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

Impaired loans as of June 30, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:	$ -	$ -	$ -	$ -	$ -
Commercial	-	-	-	-	-
SBA loans	-	-	-	-	-
Asset-based	76	76	-	76	-
Total commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	945	789	156	945	31
SBA Loans	75	75	-	75	-
Religious organizations	182	182	-	182	-

Total commercial real estate	1,202	1,046	156	1,202	31

Total loans	$ 1,278	$ 1,122	$ 156	$ 1,278	$ 31

Impaired loans as of December 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ -
SBA	-	-	-	-	-
Asset based	76	76	-	76	-
Total Commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	933	933	-	933	-
SBA Loans	81	81	-	81	-
Religious Organizations	187	187	-	187	-
Total Commercial real estate	1,201	1,201	-	1,201	-
Total loans	$ 1,277	$ 1,277	$ -	$ 1,277	-

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.  If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -
SBA loans	-	-	-	-
Asset-based	76	-	265	-
Total commercial and industrial	76	-	265	-

Commercial real estate:
Commercial mortgages	958	-	1,355	-
SBA loans	76	-	250	-
Religious organizations	182	-	192	-
Total commercial real estate	1,216	-	1,797	-

Total loans	$ 1,292	$ -	$ 2,062	$ -

(In 000's)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ -	$ -	$ 10	$ -
SBA loans		-	-	-
Asset-based	76	-	260	-
Total commercial and industrial	76	-	270	-

Commercial real estate:
Commercial mortgages	951	-	1,355	-
SBA loans	77	-	252	-

Religious organizations	184	-	193	-
Total commercial real estate	1,212	-	1,800	-

Total loans	$ 1,288	$ -	$ 2,070	$ -

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

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Beginning balance	$ 569	$ 447	$ 626	$ 447
Additions, transfers from loans	-	-	-	-
Sales	(162)	-	(219)	-
	407	447	407	447
Write-ups (downs)	(5)	-	(5)	-
Ending Balance	$ 402	$ 447	$ 402	$ 447

There were no loans in the process of foreclosure at June 30, 2018 and December 31, 2017.

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2018	December 31, 2017
Commercial real estate	$ 317	$ 294
Residential real estate	85	332
Total	$ 402	$ 626

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in 000's)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Insurance	$ 1	$ 4	$ 6	$ 7
Legal Fees	-	-	-	-
Professional fees	-	-	-	-
Real estate taxes	4	4	8	7
Utilities	-	-	2	1
Maintenance	1	1	3	15
Write downs	5	-	5	-
Other	-		1
Total	$ 11	$ 9	$ 25	$ 30

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,244	$ -	$ 2,244	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,467	-	2,467	-
Total	$ 4,711	$ -	$ 4,711	-
Loans held for sale	$ 11,431	-	$ 11,431
Loans held at fair value	$ 4,989	-	-	$ 4,989
Servicing asset	$ 311	-	-	$ 311

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,273	$ -	$ 2,273	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-
Money market funds	132	132	-	-
Total	$ 5,145	$ 132	$ 5,013	$ -
Loans held for sale	$ 10,297	$ -	$ 10,297	$ -
Loans held at fair value	$ 4,451	$ -	$ -	$ 4,451
Servicing asset	$ 319	$ -	$ -	$ 319

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

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$ 4,451	$ 319
Origination of loans/additions	538	48
Principal repayments/amortization	(90)	(56)
Change in fair value of financial instruments	90	-
Balance at June 30, 2018	$ 4,989	$ 311

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

Carrying Value at June 30, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$ 156	$ -	$ -	$ 156
Other real estate owned (“OREO”)	$ 402	-	-	$ 402

Carrying Value at December 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$ 134	-	-	$ 134
Other real estate owned (“OREO”)	$ 626	-	-	$ 626

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		June 30, 2018		December 31, 2017
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 9,952	$ 9,952	$ 11,671	$ 11,671
Loans, net of allowance for loan losses	(1)	22,707	22,879	25,545	25,831
Servicing asset	Level 3	311	311	319	319
Accrued interest receivable	Level 1	154	154	153	153
Liabilities:
Demand deposits	Level 1	31,334	31,334	34,610	34,610
Savings deposits	Level 1	11,473	11,473	11,505	11,505
Time deposits	(2)	9,568	9,501	9,339	9,280
Accrued interest payable	Level 1	24	24	14	14

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

Three Months Ended	Six Months Ended

	June 30,		June 30,
	2018	2017	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$ 103	$ 102	$ 203	$ 197
ATM Fee Income	27	32	51	63
Other income	23	34	48	62
Noninterest income (in-scope of Topic 606)	153	168	302	322
Noninterest income (out-of-scope of Topic 606)	68	139	279	226
Total noninterest income	$ 221	$ 307	$ 581	$ 548

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