Form 10-Q/A
period 2018-09-30
UNITED BANCSHARES INC /PA
filed 2021-10-08
CIK 944792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, originally filed with the Securities and Exchange Commission on September 17, 2021, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q.

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

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$ 1,951,155	$ 2,075,258
Interest-bearing deposits with banks	3,334,124	311,995
Federal funds sold and other cash equivalents	2,936,296	9,284,000
Cash and cash equivalents	8,221,576	11,671,253

Investment securities available-for-sale, at fair value	4,587,304	5,144,707

Loans held for sale	12,583,544	10,297,168

Loans held at fair value	5,182,526	4,450,901

Loans, net of unearned discounts and deferred fees	22,075,761	25,725,700
Less allowance for loan losses	(202,353)	(179,949)
Net loans	21,873,408	25,545,751

Bank premises and equipment, net	186,352	303,298
Accrued interest receivable	193,952	153,415
Other real estate owned	391,571	626,071
Servicing asset	284,039	319,368
Prepaid expenses and other assets	548,260	496,935
Total assets	$ 54,052,532	$ 59,008,867

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$ 16,714,432	$ 19,606,017
Demand deposits, interest-bearing	15,327,070	15,004,238
Savings deposits	10,820,460	11,505,417
Time deposits, under $250,000	4,390,631	4,331,306
Time deposits, $250,000 and over	3,849,892	5,008,276
Total deposits	51,102,485	55,455,254

Accrued interest payable	11,556	13,939
Accrued expenses and other liabilities	161,099	259,152
Total liabilities	51,275,140	55,728,345

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,755,939)	(12,348,988)
Accumulated other comprehensive loss	(153,575)	(57,396)
Total shareholders’ equity	2,777,392	3,280,522
Total liabilities and shareholders’ equity	$ 54,052,532	$ 59,008,867

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017
Interest income:
Interest and fees on loans	$ 600,438	$ 612,112	$ 1,745,278	$ 1,729,095
Interest on investment securities	28,394	29,985	86,743	92,550
Interest on federal funds sold	27,531	32,074	115,980	68,863
Interest on time deposits with other banks	21,950	202	22,690	574
Total interest income	678,313	674,373	1,970,691	1,891,082

Interest expense:
Interest on time deposits	10,787	11,021	35,064	28,775
Interest on demand deposits	6,675	6,515	19,708	18,953
Interest on savings deposits	1,395	1,470	4,234	4,399
Total interest expense	18,857	19,006	59,006	52,127
Net interest income	659,456	655,367	1,911,685	1,838,955
Provision (credit) for loan losses	20,000	(15,000)	45,000	(91,000)

Net interest income after provision (credit) for loan losses	639,456	670,367	1,866,685	1,929,955

Noninterest income:
Customer service fees	106,909	101,476	309,849	298,786
ATM fee income	24,777	30,644	76,134	93,791
Gain on sale of loans	41,204	54,459	265,022	206,319
Net change in fair value of financial instruments	83,278	197,665	103,794	271,182
Gain (loss) on sale of other real estate	16	-	(11,588)	-
Loan Syndication Fees	100,000	90,400	100,000	90,400
Other income	36,247	14,875	84,343	76,753
Total noninterest income	392,431	489,519	927,554	1,037,231

Noninterest expense:
Salaries, wages and employee benefits	372,642	395,915	1,154,522	1,175,163
Occupancy and equipment	244,865	253,981	746,000	755,115
Office operations and supplies	62,202	84,643	200,825	247,362
Marketing and public relations	1,742	3,056	27,069	11,865
Professional services	65,481	76,182	137,753	177,622
Data processing	98,878	95,509	307,735	290,861
Deposit insurance assessments	24,000	27,000	73,000	72,000
Other real estate expense	13,850	28,440	38,629	58,326
Loan and collection expense	50,974	43,979	115,968	124,603
Other operating	154,132	122,558	399,689	343,564
Total noninterest expense	1,088,766	1,131,263	3,201,190	3,256,481
Net (loss) income before income taxes	(56,879)	28,623	(406,951)	(289,295)
Provision for income taxes	-	-	-	-
Net (loss) income	$ (56,879)	$ 28,623	$ (406,951)	$ (289,295)
Net (loss) income per common share—basic and diluted	$ (0.07)	$ 0.03	$ (0.49)	$ (0.35)
Weighted average number of common shares outstanding	826,921	826,921	826,921	826,921
Comprehensive (loss) income:
Net (loss) income	$ (56,879)	$ 28,623	$ (406,951)	$ (289,295)
Unrealized (losses) gains on available for sale securities, net of taxes	(26,040)	4,835	(96,179)	39,800
Total comprehensive (loss) income	$ (82,919)	$ 33,458	$ (503,130)	$ (249,495)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	($12,348,988)	($57,396)	$ 3,280,522

Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Issuance of Series B Preferred Stock	-	-			-	-	-	-	-	-
			-	-
Balance at March 31, 2018	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	(12,547,014)	(111,275)	3,028,617

Net loss		-		-	-	-	-	(152,046)	-	(152,046)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(16,259)	(16,259)

Balance at June 31, 2018	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	$ (12,699,060)	$ (127,534)	$ 2,860,312

Net loss	-	-	-	-	-	-	-	(56,879)	-	(56,879)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(26,041)	(26,041)

Balance at September 31, 2018	99,342	$ 993	1,850	$ 18	826,921	$ 8,269	$ 15,677,626	$ (12,755,939)	$ (153,575)	$ 2,777,392

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

.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

	2018	2017

Cash flows from operating activities:
Net loss	$ (406,951)	$ (289,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	45,000	(91,000)
Amortization of premiums on investments, net	5,360	7,442
Loss on disposition of other real estate	11,588	-
Write-down of other real estate	5,000	-
Amortization of servicing asset	91,919	26,706
Depreciation on fixed assets	137,032	138,767
Net change in fair value of financial instruments	(103,794)	(271,182)
Gain on sale of loans	(265,022)	(206,319)
Proceeds from the sale of loans held-for-sale	3,098,258	2,174,935
Loans originated for sale	(5,747,443)	(4,337,673)

Increase in accrued interest receivable and other assets	(148,453)	(187,053)

Increase in accrued interest payable and other liabilities	(100,436)	(13,781)
Net cash used in operating activities	(3,345,041)	(3,048,452)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	457,629	324,771
Purchase of securities available-for-sale	(1,765)	(1,026)
Net decrease in loans	3,627,344	1,504,606
Proceeds from sale of other real estate	217,911	-
Purchase of bank premises and equipment	(20,086)	(22,121)
Net cash provided by investing activities	4,281,031	1,806,230

Cash flows from financing activities:
Proceeds from the sale of preferred stock	-	925,000
Net decrease in deposits	(4,385,667)	7,316,406
Net cash (used in) provided by financing activities	(4,385,667)	8,241,406

Net (decrease) increase in cash and cash equivalents	(3,449,677)	6,999,184

Cash and cash equivalents at beginning of period	11,671,253	7,802,831

Cash and cash equivalents at end of period	$ 8,221,576	$ 14,802,015

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 61,390	$ 32,493
Transfer of investment to other cash equivalents	$ 133,296	$ -
Transfer of loans from held-for-sale to held at fair value	$ 731,625	$ 437,111

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

2. Net (Loss) Income Per Share

The calculation of net loss per share follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Basic:
Net (loss) income available to common shareholders	$ (56,879)	$ 28,623	$ (406,951)	$ (289,295)
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net (loss) income per share-basic	$ (0.07)	$ 0.03	$ (0.49)	$ (0.35)
Diluted:

Average common shares-diluted	826,921	826,921	826,921	826,921
Net (loss) income per share-diluted	$ (0.07)	$ 0.03	$ (0.49)	$ (0.35)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss:

	Three Months Ended September 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (161)	$ 34	$ (127)
Unrealized loss on securities:
Unrealized holding loss arising during period	(32)	6	(26)
Other comprehensive loss, net	(32)	6	(26)
Ending balance	$ (193)	$ 40	$ (153)

	Three Months Ended September 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (43)	$ 14	$ (29)
Unrealized gain on securities:
Unrealized holding gain arising during period	8	(3)	5
Other comprehensive income, net	8	(3)	5
Ending balance	$ (35)	$ 11	$ (24)

	Nine Months Ended September 30, 2018
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (73)	$ 16	$ (57)
Unrealized loss on securities:
Unrealized holding loss arising during period	(120)	24	(96)
Other comprehensive loss, net	(120	24	(96)
Ending balance	$ (193)	$ 40	$ (153)

	Nine Months Ended September 30, 2017
	Before tax		Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$ (97)	$ 33	$ (64)
Unrealized gain on securities:
Unrealized holding gain arising during period	62	(22)	40
Other comprehensive income, net	62	(22)	40
Ending balance	$ (35)	$ 11	$ (24)

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (116)	$ 2,233
Government Sponsored Enterprises residential mortgage-backed securities	2,432	10	(88)	2,354
	$ 4,781	10	(204)	$ 4,587

December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$ 2,349	$ -	$ (76)	$ 2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$ 5,218	$ 21	$ (94)	$ 5,145

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments as describe in Note 4.  As a result, the Investment in Money Market Mutual Funds was reclassed to Federal Funds Sold and other cash equivalents.

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2018, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,233
Government Sponsored Enterprises residential mortgage-backed securities	2,432	2,354
	$ 4,781	$ 4,587

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three and nine months ended September 30, 2018 and 2017.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$ -	$ -	$ 2,233	$ (116)	$ 2,233	$ (116)

Government Sponsored Enterprises residential mortgage-backed securities	14	1,374	(48)	700	(40)	2,044	(88)

Total temporarily impaired investment Securities	21	$ 1,374	$ (48)	$ 2,903	$ (156)	$ 4,277	$ (204)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2017:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$ 245	$ (5)	$2,028	$ (71)	$2,273	$ (76)

Government Sponsored Enterprises residential mortgage-backed securities	8	1,124	(7)	377	(11)	1,501	(18)

Total temporarily impaired investment Securities	15	$1,369	$ (12)	$ 2,405	$(82)	$ 3,774	$ (94)

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

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	September 30, 2018	December 31, 2017
Commercial and industrial	$ 1,790	$ 1,798
Commercial real estate	18,325	21,389
Consumer real estate	1,252	1,729
Consumer loans other	708	809
Total loans	$ 22,075	$ 25,725

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

(in 000's)	For the Three months ended September 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 3	$ 150	$ 4	$ 8	$ 15	$ 180
Provision (credit) for loan losses	80	(37)	-	(8)	(15)	20

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	1	-	1	-	3
Net recoveries	1	1	-	-	-	2

Ending balance	$ 84	$ 114	$ 4	$ -	$ -	$ 202

(in 000's)	For the Three months ended September 30, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 74	$ 170	$ 8	$ 10	$ 10	$ 252
Provision (credit) for loan losses	(65)	18	-	-	32	(15)

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	2	-	-	-	3
Net recoveries	1	2	-	(1)	-	2

Ending balance	$ 10	$ 190	$ 8	$ 9	$ 22	$ 239

(in 000's)	For the Nine months ended September 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 7	$ 155	$ 10	$ 8	$ -	$ 180
Provision (credit) for loan losses	84	(26)	(6)	(7)	-	45

Charge-offs	(10)	(18)	-	(8)	-	(36)
Recoveries	3	3	-	7		13
Net (charge-offs) recoveries	(7)	(15)	-	(1)	-	(23)

Ending balance	$ 84	$ 114	$ 4	$ -	$ -	$ 202

(in 000's)	For the Nine months ended September 30, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$ 68	$ 179	$ 10	$ 11	32	$ 300
Provision (credit) for loan losses	(61)	(16)	(3)	(1)	(10)	(91)

Charge-offs	-	-	-	(4)	-	(4)
Recoveries	3	27	1	3	-	34
Net (charge-offs) recoveries	3	27	1	(1)	-	30

Ending balance	$ 10	$ 190	$ 8	$ 9	22	$ 239

(in 000's)	September 30, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ 76	$ -	$ -	$ -	$ -	$ 76
Loans collectively evaluated for impairment	8	114	4	-	-	126
	$ 84	$ 114	$ 4	$ -	$ -	$ 202

Loans, ending balance:
Loans individually evaluated for impairment	$ 152	$ 1,359	$ -	$ -	$ -	$ 1,511
Loans collectively evaluated for impairment	1,638	16,966	1,252	708	-	20,564
Total	$ 1,790	$ 18,325	$ 1,252	$ 708	$ -	$ 22,075

(in 000's)	December 31, 2017
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -	$ -
Loans collectively evaluated for impairment	7	155	10	8	-	180
	$ 7	$ 155	$ 10	$ 8	$ -	$ 180

Loans, ending balance:
Loans individually evaluated for impairment	$ 76	$ 1,201	$ -	$ -	$ -	$ 1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809	-	24,448

Total	$ 1,798	$ 21,389	$ 1,729	$ 809	$ -	$ 25,725

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ 70	$ -	$ 76	146	636	$ 782
SBA loans	-	-	-	-	-	-
Asset-based	-	-	125	125	883	1,008
Total Commercial and industrial	70	-	201	271	1,519	1,790

Commercial real estate:
Commercial mortgages	144	-	1,108	1,252	9,000	10,252
SBA loans	-	-	72	72	179	251
Construction	-	-	-	-	305	305
Religious organizations	-	126	179	305	7,212	7,517
Total Commercial real estate	144	126	1,359	1,629	16,696	18,325

Consumer real estate:
Home equity loans	-	150	283	433	205	638
Home equity lines of credit	-	-	-	-	15	15
1-4 family residential mortgages	31	-	26	57	542	599
Total consumer real estate	31	150	309	490	762	1,252

Total real estate	175	276	1,668	2,119	17,458	19,577

Consumer and other:
Student loans	42	17	-	59	563	622
Other	5	1	-	6	80	86
Total consumer and other	47	18	-	65	643	708

Total loans	$ 292	$ 294	$ 1,869	$ 2,455	$ 19,620	$ 22,075

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ 909	$ 909
SBA Loans	-	-	-	-	19	19
Asset-based	-	-	76	76	794	870
Total Commercial and industrial	-	-	76	76	1,722	1,798

Commercial real estate:
Commercial mortgages	50	208	935	1,193	10,478	11,671
SBA loans	-	-	81	81	588	669
Construction	-	-	-	-	419	419
Religious organizations	-	-	187	187	8,443	8,630
Total Commercial real estate	50	208	1,203	1,461	19,928	21,389

Consumer real estate:
Home equity loans	38	123	289	450	191	641
Home equity lines of credit	-	-	-	-	17	17
1-4 family residential mortgages	64	-	48	112	959	1,071
Total consumer real estate	102	123	337	561	1,168	1,729

Total real estate

Consumer and other:

Student loans	32	55	-	87	613	700
Other	6	1	-	7	102	109
Total consumer and other	38	56	-	94	715	809

Total loans	$ 190	$ 387	$ 1,616	$ 2,192	$ 23,533	$ 25,725

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000's)	Commercial Loans September 30, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$ -	$ 492	$ -	$ -	$ 214	$ 76	$ 782
SBA loans	-	-	-	-	-	-	-
Asset-based	250	537	-	9	136	76	1,008
	250	1,029	-	9	350	152	1,790
Commercial real estate:
Commercial mortgages	-	7372	1,768	-	901	211	10,252
SBA Loans	-	178	-	-	73	-	251
Construction	-	305	-	-	-	-	305
Religious organizations	30	5,195	2,113	-	179	-	7,517
	30	13,050	3,881	-	1,153	211	18,325

Total commercial loans	$ 280	$ 14,079	$ 3,881	$ 9	$ 1,503	$ 363	$ 20,115

	Residential Mortgage and Consumer Loans September 30, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 205	$ 433	$ 638
Home equity line of credit	15	-	15
1-4 family residential mortgages	573	26	599
	793	459	1,252

Consumer Other:
Student loans	605	17	622
Other	85	1	86
	690	18	708

Total consumer loans	$ 1,483	$ 477	$ 1,960

(In 000's)	Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$ 250	$ 423	$ -	$ 19	$ 217	$ -	$ 909
SBA loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798

Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA Loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,443	3,599	17	1,065	217	21,389

Total commercial loans	$ 298	$ 17,415	$ 3,770	$ 36	$ 1,375	$ 293	$ 23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$ 352	$ 289	$ 641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,392	337	1,729

Consumer Other:
Student loans	700	-	700
Other	109	-	109
	809	-	809

Total consumer loans	$ 2,201	$ 337	$ 2,538

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

Impaired loans as of September 30, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ 76	$ -	$ 76	$ 76	$ 76
SBA loans	-	-	-	-	-
Asset-based	76	76	-	76	-
Total commercial and industrial	152	76	76	152	76

Commercial real estate:
Commercial mortgages	1,108	1,108	-	1,108	-
SBA Loans	72	72	-	72	-
Religious organizations	179	179	-	179	-
Total commercial real estate	1,359	1,359	-	1,359	-

Total loans	$ 1,511	$ 1,435	$ 76	$ 1,511	$ 76

Impaired loans as of December 31, 2017 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$ -	$ -	$ -	$ -	$ -
SBA	-	-	-	-	-
Asset based	76	76	-	76	-
Total Commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	933	933	-	933	-
SBA Loans	81	81	-	81	-
Religious Organizations	187	187	-	187	-
Total Commercial real estate	1,201	1,201	-	1,201	-
Total loans	$ 1,277	$ 1,277	$ -	$ 1,277	-

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 25	$ -	$ -	$ -
SBA loans	-	-	-	-
Asset-based	76	-	243	-
Total commercial and industrial	101	-	265	-

Commercial real estate:
Commercial mortgages	936	1	1,355	-
SBA loans	73	-	245	-
Religious organizations	180	-	189	-
Total Commercial real estate	1,189	-	1,789	-

Total loans	$ 1,290	$ 1	$ 2,032	$ -

(In 000's)	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$ 8	$ 2	$ -	$ -
SBA loans	-	-	-	-
Asset-based	76	-	261	-
Total commercial and industrial	84	2	270	-

Commercial real estate:
Commercial mortgages	946	1	1,355	-
SBA loans	76	-	249	-
Religious organizations	182	-	192	-
Total commercial real estate	1,204	-	1,796	-

Total loans	$ 1,288	$ 3	$ 2,057	$ -

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

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Beginning balance	$ 402	$ 447	$ 626	$ 447
Additions, transfers from loans	-	-	-	-
Sales	(10)	-	(229)	-
	392	447	397	447
Write-ups (downs)	-	-	(5)	-
Ending Balance	$ 392	$ 447	$ 392	$ 447

There were no loans in the process of foreclosure at September 30, 2018 and December 31, 2017.

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2018	December 31, 2017
Commercial real estate	$ 317	$ 317
Residential real estate	75	309
Total	$ 392	$ 626

The following table details the components of net expense of other real estate owned:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in 000's)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Insurance	$ 4	$ -	$ 10	$ 7
Legal Fees	-	-	-	-
Professional fees	1	-	1	5
Real estate taxes	4	14	12	21

Utilities	4	1	6	2
Maintenance	1	13	4	22
Write downs	-	-	5	-
Other	-	-	1	-
Total	$ 14	$ 28	$ 39	$ 57

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,233	$ -	$ 2,233	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,354	-	2,354	-
Total	$ 4,587	$ -	$ 4,587	-
Loans held for sale	$ 12,583	-	$ 12,583
Loans held at fair value	$ 5,183	-	-	$ 5,183
Servicing asset	$ 284	-	-	$ 284

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$ 2,273	$ -	$ 2,273	$ -
Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-
Money market funds	132	132	-	-
Total	$ 5,145	$ 132	$ 5,013	$ -
Loans held for sale	$ 10,297	$ -	$ 10,297	$ -
Loans held at fair value	$ 4,451	$ -	$ -	$ 4,451
Servicing asset	$ 319	$ -	$ -	$ 319

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		September 30, 2018		December 31, 2017
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$ 8,088	$ 8,088	$ 11,671	$ 11,671
Loans, net of allowance for loan losses	(1)	21,873	21,797	25,545	25,831
Servicing asset	Level 3	284	284	319	319
Accrued interest receivable	Level 1	194	194	153	153
Liabilities:
Demand deposits	Level 1	32,041	32,041	34,610	34,610
Savings deposits	Level 1	10,820	10,820	11,505	11,505
Time deposits	(2)	8,241	8,152	9,339	9,280
Accrued interest payable	Level 1	12	12	14	14

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$ 107	$ 101	$ 310	$ 299
ATM Fee Income	25	31	76	94
Loan Syndication Fees	100	90	100	90
Other income	36	15	84	77
Noninterest income (in-scope of Topic 606)	268	237	570	560
Noninterest income (out-of-scope of Topic 606)	124	253	358	477
Total noninterest income	$ 392	$ 490	$ 928	$ 1,037

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

UNITED BANCSHARES, INC
(Registrant)

October 8, 2021	/s/ Evelyn F. Smalls
Date	Evelyn F. Smalls
President and Chief Executive Officer

October 8, 2021	/s/ Brenda Hudson-Nelson
Date	Executive Vice President,
Chief Financial Officer

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications (1)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (1)

32.1	Section 1350 Certifications (1)

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