Form 10-K
period 2018-12-31
UNITED BANCSHARES INC /PA
filed 2022-07-18
CIK 944792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number: 0-25976

UNITED BANCSHARES INC /PA
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

 Common Stock, $0.01 Par Value

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

Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by checkmark whether the Registrant is a shell company (as defined by Rule 126-2 of the Exchange Act):

Yes ☐     No ☒

The aggregate market value of shares of common stock held by non-affiliates of Registrant (including fiduciary accounts administered by affiliates) was [not applicable ] on July 18, 2022. Not applicable, the Registrant shares are not publicly traded.

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized. 2,000,000 shares of $0.01 par value Common Stock and 500,000 shares of $0.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,342, 1,850, and 1,100 shares are outstanding, respectively as of July 18, 2022.

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

As of July 18, 2022 the aggregate number of the shares of the Registrant’s Common Stock outstanding was 843,050.

 DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
None

The exhibit index is on pages 53 through 54. There are 99 pages in this report.

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

As of July 18, 2022, UBS and the Bank had a total of 17 employees.

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

The Bank conducts all its banking activities through its two offices located as follows: (i) Center City 30S 15th Street, Philadelphia, Pennsylvania, and (ii) Progress Plaza Branch 1501 North Broad Street, Philadelphia, Pennsylvania. Through its locations, the Bank offers a broad range of commercial and consumer banking services. At December 31, 2018, the Bank had total deposits aggregating approximately $48 million and had total net loans outstanding of approximately $36 million, including $10.1 million held for sale. Although the Bank’s primary service area for Community Reinvestment Act purposes is Philadelphia County, it also services, generally, the Delaware Valley, which consists of portions of Montgomery, Bucks, Chester, and Delaware Counties in Pennsylvania; New Castle County in Delaware; and Camden, Burlington, and Gloucester Counties in New Jersey.

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

A broad range of credit products is offered to the businesses in the Bank’s service area, including commercial and industrial and commercial real estate loans. Although the Bank’s internal Loan Policy limit is $500,000 per borrower, its maximum legal lending limit was approximately $284,000 per borrower based on 15% of its current capital level at December 31, 2018.

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

Competition

There is significant competition among financial institutions in the Bank’s service area. Money center banks have positioned new branches in once abandoned neighborhoods seeking to grow market share in minority communities. The Bank competes with local, regional and national commercial banks, as well as savings banks, credit unions and savings and loan associations. Many of these banks and financial institutions have an amount of capital that allows them to do more advertising and promotion and to provide a greater range of services to customers including cash management, investment and trust services. The Bank has attracted, and believes it will continue to attract its customers from the deposit base of such existing banks and financial institutions largely due to the Bank’s “uniqueness” in the marketplace and its mission to service groups of people who have traditionally been under-served and by its devotion to personalized customer service. The Bank’s branding message, “So Much More Than Banking” highlights the Bank’s community development focus.

The Bank focuses its efforts on the needs of individuals and small and medium-sized businesses. In the event that there are customers whose loan demands exceed the Bank’s lending limit; the Bank will seek to arrange for such loans on a participation basis with other financial institutions and intermediaries. In addition, major corporations with operations in the Philadelphia region will continue to be targeted for business including deposits and other banking services.

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

Capital Adequacy

Federal and state banking laws impose on financial institutions such as UBS and the Bank certain minimum requirements to be considered “well capitalized”. The Company and the Bank are each generally required to maintain a minimum ratio of common equity Tier I capital, Tier I Capital, and total capital to risk rated assets of 6.5%, 8% and 10%, respectively, to be “well capitalized” and 4.5%, 6% and 8%, respectively, to be “adequately capitalized”. At least half of the total capital must be composed of “Tier I Capital” which is defined as common equity, retained earnings and qualified perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier II Capital” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of loan loss allowance. Common equity Tier I Capital is generally defined as common equity and retained earnings. Also, federal banking regulatory agencies have established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum of Tier I Capital to adjusted average quarterly assets equal to 3% to 5%, subject to bank regulatory evaluation of an organization’s overall safety and soundness. Under the federal banking regulations, a financial institution would be deemed “adequately capitalized” or better if it exceeds the minimum federal regulatory capital requirements described above. A financial institution would be deemed “undercapitalized” if it fails to meet the minimum capital requirements and significantly undercapitalized if it has a total risk-based capital ratio that is less than 6%, Tier I risk-based capital ratio is less than 3%, a leverage ratio that is less than 3% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to less than 2%. If an institution is deemed to be critically undercapitalized for four quarters, with certain exceptions, that institution will be placed in receivership. As of December 31, 2018, UBS and the Bank were undercapitalized as discussed in Note 14 of the Consolidated Financial Statements. However, UBS and the Bank are “well capitalized” for regulatory capital purposes based upon the most recent notification under regulatory framework for prompt corrective action.

On January 31, 2012, the Bank entered into a Consent Order (“Order) with its primary regulators that requires the development of a written capital plan (“Capital Plan”) that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.

In an effort to restore the Bank to profitability and increased capital levels, its regulators, FDIC and Department of Banking amended and restated the prior Order on April 25, 2018. This amended Order serves as a prescriptive Restoration Plan providing benchmarks for capital, earnings and asset quality. The Board of Directors is optimistic about the Bank’s ability to achieve the requirements as stated. This Order represents a more tailored approach by regulators to strengthen and preserve minority-owned financial institutions like United Bank of Philadelphia. The priority for the Board of Directors and management is to promptly comply with the Order. Additional information can be found in Note 14 to the Consolidated Financial Statements.

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

Basel III provides discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to consider the macro-financial environment and periods of excessive credit growth. However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes UBS and the Bank.

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

As of December 31, 2018, UBS and the Bank were “under-capitalized”; however, capital ratios were subsequently strengthened with new external capital as well as retained earnings. Refer to Note 14 of the Consolidated Financial Statements.

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

Dodd Frank Act

On July 21, 2010, the Dodd Frank Act was signed into law. The Dodd Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd Frank Act also includes provisions that, among other things, either have been adopted or will be adopted:

•	Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws, but depository institutions such as the bank with less than $10 billion in assets will continue to be examined and supervised by its current regulators.

•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

•	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

•	Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

•	Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will result in a decrease in the level of assessments for institutions with assets less than $10 billion.

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Amend the Electronic Funds Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions and holding companies.

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

UBS, in compliance with the Sarbanes-Oxley Act of 2002, has made the determination that the Audit Committee of UBS has a “financial expert” on the committee. This “financial expert” is William B. Moore an independent director of the Bank, who is not associated with the daily management of UBS. Mr. Moore understands financial statements and generally accepted accounting principles.

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

Requirement	Status as of December 31, 2021

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

New board members are being actively sought to join the board.

Complete audited financial statements for 2016, 2017, and 2018.	Management has completed 2017 and is actively working with its auditors to complete all audited financial statements for each year through 2021.

Formulate and implement a Restoration/Strategic Plan to increase profitability reduce expenses and improve operating performance and related ratios.	A three-year Restoration/Strategic Plan was prepared and submitted to regulators as required.

Develop and implement a Strategic Plan for each year during which the orders are in effect, to be revised annually;	A comprehensive Restoration/Strategic Plan was prepared and submitted to regulators as required.

Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, by September 2019;

A capital plan with quarterly benchmarks was prepared and submitted to regulators as required. At December 31, 2021 the required ratios had been met.

Formulate a written plan to improve asset quality and reduce the Bank’s risk positions in assets classified as “Doubtful” or “Substandard” at its regulatory examination;	A classified asset reduction plan with benchmarks measured against capital was prepared and submitted as required. Benchmarks were met as of December 31, 2021.

Eliminate all assets classified as “Loss” at its current regulatory examination;	All assets classified as “Loss” have been eliminated.

Refrain from accepting any brokered deposits;	The Bank did not accept brokered deposits.

Refrain from paying cash dividends without prior approval of the FDIC and the Department;	The Bank did not pay cash dividends.

Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the orders.	Quarterly reports have been prepared and submitted as required.

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

At December 31, 2018 and 2017, the Bank’s tier one leverage capital ratio was 3.00% and 5.51%, respectively, and its total risk-based capital ratio was 6.34% and 10.11%, respectively. The tier one leverage ratio and the risk-based capital ratios decreased primarily because of the net loss recognized for the year ended December 31, 2018. Management developed a Capital Plan that focuses on curtailing losses to stop the erosion of capital and increasing capital from potential external equity investments. As discussed in Note 14 of the Consolidated Financial Statements, in 2021, the Bank’s capital ratios improved to meet the required provisions as a result of retained earnings.

Management continues its efforts to increase capital by focusing on the following:

1.	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.

2.	External equity investments--In March 2017, September 2017, and May 2021 the Company received external investments of $675,000, $250,000, and $600,000, respectively, from other financial institutions.

3.	Performance grants--In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

4.

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic. Approximately $2.8 million of this grant was recorded as grant revenue and $617,000 was recorded as deferred revenue. The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.

5.

In July 2021, the Bank received a grant totaling approximately $1.3 million from the U.S. Treasury Department’s Rapid Response Program that was designed to support CDFI Institutions from the economic impact of the COVID-19 pandemic.

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

The FDIC insurance premiums are “risk-based.” Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. As a result, a decrease in the bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the Bank’s net funding cost and reduce its net income.

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

The Community Reinvestment Act

The Bank is required, by the Community Reinvestment Act (“CRA”) and its implementing regulations, to meet the credit needs of the community, including the low and moderate-income neighborhoods, which it serves. The Bank’s CRA record is considered by the regulatory authorities in their evaluation of any application made by the Bank for, among other things, approval of a branch or other deposit facility, branch office relocation, a merger or an acquisition. The CRA also requires the federal banking agencies to make public disclosure of their evaluation of a bank’s record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. After its most recent CRA examination the Bank was given an “outstanding” CRA rating.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.5%. As of December 31, 2018, the Bank’s tier one leverage capital ratio was 3.00% and its total risk-based capital ratio was 6.34%. See the Regulatory Orders section. The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.

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

Exposure to Credit Risk on Commercial Lending can Adversely Affect Earnings and Financial Condition

The Bank’s loan portfolio contains a significant number of commercial real estate and commercial and industrial loans. These loans may be viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of a default during an economic down-turn. A deterioration of these loans may cause a significant increase in non-performing loans. An increase in non-performing loans could cause an increase in loan charge offs and a corresponding increase in the provision for loan losses which could adversely impact the Bank’s earning and financial condition.

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

Higher FDIC assessments could negatively impact profitability

The FDIC insurance premiums are “risk-based.” Accordingly, higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, the Bank’s primary federal banking regulator, may increase the Bank’s net funding cost and reduce its earnings.

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

The retail branch and corporate office in the Graham building is located in Philadelphia’s central business district close to City government. There is significant development in and around the location of this building including the recently completed Dilworth Park at City Hall. Management believes that this presence in Center City Philadelphia is consistent with the Bank’s strategic focus on business banking. Beginning in April 2020, this branch was temporarily closed due to shut-downs resulting from the pandemic. A reopening date has not been determined.

Progress Plaza Branch

The Bank leases a branch facility located at 1501 North Broad Street, Philadelphia, Pennsylvania. The Progress Plaza branch is a very active branch with the largest number of customers seeking service on a daily basis. This area of North Philadelphia is an important area for the Bank and its mission. The facility is comprised of teller and customer service areas, lobby and vault. The average aggregate monthly rental for this facility is $6,180 per month. This branch remained open during the pandemic to service the Bank’s retail customers.

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

ATM Network

To enhance its accessibility and generate fee income, United Bank of Philadelphia currently operates 13 automated teller machines (ATMs)—2 at branch locations and 12 in remote locations. ATM fees decreased during the year ended December 31, 2018 compared to the same period in 2017. The decrease in ATM fees is due to reduced usage as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash.

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

There were no common stock transactions during 2018.

As of July 18, 2022 there were 3,128 shareholders of record of UBS’ voting Common Stock.

Preferred Stock

During 2017, the Company sold 1,850 shares of Series B Preferred Stock at $500 per share, with a par value of $0.01 per share. There were no preferred stock transactions during 2018.

Subsequent Transactions

On May 21, 2021, the “Company”) issued 16,129 shares of the Company’s voting common stock (the “Common Stock”) and 1,100 shares of a new series of its preferred stock designated as Series C Perpetual Non-Cumulative Non-Convertible Preferred Stock with a stated value of $500 per share (the “Series C Preferred Stock”) to Citicorp Banking Corporation for an aggregate purchase price of $600,000. The issuance was completed in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933. No underwriters were involved in the transaction.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There were no equity compensation instruments outstanding at December 31, 2018.

The information below has been derived from UBS’ consolidated financial statements.

ITEM 6 — SELECTED FINANCIAL DATA

Selected Financial Data

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014	2013

Net interest income	$2,601	$2,469	$2,521	$2,518	$2,857	$2,815
Provision (credit) for loan losses	317	(82)	(69)	(68)	162	75
Noninterest income	508	1,491	1,923	1,397	1,377	1,407
Noninterest expense	4,278	4,362	4,489	4,478	4,416	4,816
Net income (loss)	(1,486)	(319)	25	(495)	(343)	(669)
Net income (loss) per share – basic	(1.80)	(0.39)	0.03	(0.57)	(0.32)	(0.63)
Net income (loss) per share – diluted	(1.80)	(0.39)	0.03	(0.57)	(0.32)	(0.63)

Balance sheet totals:
Total assets	$50,195	$59,009	$53,612	$58,984	$60,464	$60,751
Net loans	20,265	25,546	26,535	33,101	40,127	41,424
Investment securities	4,581	5,145	5,578	7,572	8,540	9,580
Deposits	48,272	55,455	50,642	55,962	56,962	57,110
Shareholders’ equity	1,760	3,281	2,660	2,680	3,181	3,210
Ratios:
Tier 1 Leverage ratio	3.08%	5.58%	4.82%	4.57%	5.18%	5.67%
Equity to assets ratio	3.51%	5.56%	4.96%	4.54%	5.13%	6.50%
Return on average assets	(2.63)%	(0.56)%	0.05%	(0.83)%	(0.57)%	(1.06)%
Return on average equity	(51.05)%	(9.79)%	0.23%	(15.20)%	(11.05)%	(16.26)%

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

The Company reported a net loss of approximately $1,486,000 ($1.80 per common share) for the year ended December 31, 2018 compared to a net loss of approximately $319,000 ($0.39 per common share) for the year ended December 31, 2017. In 2018, the increase in the net loss is primarily related to a decrease in the fair value of SBA loans, a decrease in gain on sale of loans and an increase in the provision for loan losses because of asset quality deterioration. Management remains committed to further improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services and improvement in asset quality. The following actions are crucial to enhancing the Company’s future financial performance:

Increase Capital. The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital declined as a result of operating losses. A concentrated effort will be made to stabilize and strengthen the Bank’s capital by the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital. Refer to the Earnings Enhancement discussion below.

•	External equity investments— Utilizing a CRA platform, instead of seeking one large investor, the Board will continue to solicit a number of smaller investments from institutional and individual investors. During 2017, the Company received external investments of $925,000 from other financial institutions through issuance of Series B Preferred Stock. In May 2021, the Company received an external investment of $600,000 from another financial institution from the issuance of a combination of Common voting and Series C Preferred Stock.

•	Performance grants---Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention. The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic. Approximately $2.8 million of this grant was recorded as grant revenue and $617,000 was recorded as deferred revenue. The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.

In July 2021, the Bank received a Rapid Response grant from the U.S. Department of Treasury totaling approximately $1.3 million to provide support related to the economic impact of the COVID-19 pandemic on the Bank and its small business customers.

Manage asset quality to minimize credit losses and reduce collection costs. There was deterioration in asset quality during 2018 that resulted in charge-offs and significant fair value write-downs related to defaulted SBA loans. Management will seek to make further progress by adhering to its underwriting standards as well as good customer relationship management practices. In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during Asset Quality Committee meetings. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan originations and selling the guaranteed portion in the secondary market for a gain. Although noninterest income utilizing this strategy declined from approximately $387,000 during 2017 to $366,000 during 2018, management will continue to target SBA loans that can be fully funded at closing to avoid lengthy construction delays that extend the secondary market eligibility and recognition of income.

Total noninterest expense decreased slightly during 2018 compared to 2017. While expense reductions were achieved in personnel, occupancy, and office operations, expenses related to professional services and data processing increased. Management will seek additional expense reductions, where possible, including in professional services and data processing and other bank operating costs.

Another challenge to increased earnings is the restriction on asset growth because of the Bank’s capital levels; however, the Bank’s net interest margin has remained a significant strength at 4.78%. The low cost of funds was the primary contributing factor. Management will continue to balance asset growth with capital adequacy requirements.

Results of Operations

In 2018, the Company recorded a net loss of approximately $1,486,000 ($1.80 per share) compared to a net loss of approximately $319,000 ($0.39 per share) in 2017. A detailed explanation for each component of earnings is included in the sections below.

Table 1—Average Balances, Rates, and Interest Income and Expense Summary

	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans	$40,056	$2,380	5.94%	$39,418	$2,314	5.87%	$39,538	$2,403	6.08%
Investment securities	5,025	115	2.29	5,451	122	2.24	6,828	152	2.23
Interest-bearing deposits with other banks	1,715	50	2.90	311	1	0.32	311	1	0.32
Federal funds sold	7,579	134	1.77	9,407	104	1.11	6,494	31	0.48
Total interest-earning assets	54,375	2,679	4.93	54,587	2,541	4.65	53,171	2,587	4.87
Noninterest-earning assets:
Cash and due from banks	1,790			1,914			1,291
Premises and equipment, net	226			316			451
Other assets	377			910			1,235
Less allowance for loan losses	(199)			(252)			(377)
Total	$56,569			$57,475			$55,771
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Demand deposits	$14,565	$26	0.18%	$14,539	$26	0.18%	$13,297	$24	0.18%
Savings deposits	11,223	6	0.05	11,790	6	0.05	11,590	6	0.05
Time deposits	8,863	46	0.52	9,208	40	0.43	11,724	36	0.31
Total interest-bearing liabilities	34,651	78	0.23	35,537	72	0.20	36,611	66	0.18
Noninterest-bearing liabilities:
Demand deposits	18,845			18,421			16,105
Other	163			255			225
Shareholders’ equity	2,910			3,262			2,830
Total	$56,569			$57,475			$55,771
Net interest income		$2,601			$2,469			$2,521
Spread			4.70%			4.45%			4.69%
Net yield on interest-earning assets			4.78%			4.52%			4.74%

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

Net interest income totaled approximately $2,601,000 in 2018 and approximately $2,469,000 in 2017, an increase of approximately $132,000, or 5.4%.

Table 2—Rate-Volume Analysis of Changes in Net Interest Income

	2018 compared to 2017			2017 compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$38	$28	$66	$(7)	$(83)	$(90)
Investment securities	(9)	2	(7)	(31)	1	(30)
Interest-bearing deposits with other banks	18	31	49	-	-	-
Federal funds sold	(23)	53	30	9	64	73
Total Interest-earning assets	24	114	138	(29)	(18)	(47)
Interest paid on:
Demand deposits	-	-	-	2	-	2
Savings deposits	-	-	-	-	-	-
Time deposits	(2)	8	6	(7)	10	3
Total interest-bearing liabilities	(2)	8	6	(5)	10	5
Net interest income	$26	$106	$132	$(24)	$(28)	$(52)

Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to volume variances due to the interest sensitivity of consolidated assets and liabilities.

During 2018, there was an increase in net interest income of approximately $132,000. This was comprised of an increase due to volume of approximately $26,000 and an increase of approximately $106,000 due to changes in rates. During 2017, there was a decrease in net interest income of approximately $52,000. This was comprised of a decrease due to volume of approximately $24,000 and a decrease of approximately $28,000 due to changes in rates.

Average interest earning assets were relatively unchanged for 2018 compared to 2017; however, the net interest margin of the Bank increased from 4.52% for 2017 to 4.78% for 2018. This increase is primarily related to an increase in the yields on all interest earning assets in 2018 when compared to 2017 due to the rising interest rate environment. In addition, the Bank shifted approximately $3 million from Federal Funds Sold to a higher yielding promontory account with another financial institution. The cost of interest-bearing liabilities was relatively unchanged at 23 basis points compared to 20 basis points as the Bank’s deposits are generally not rate-sensitive.

Provision for Loan Losses

The provision for loan losses is based on management’s estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net loan losses, past loan loss experience, the general economic outlook and other factors management feels are appropriate.

The provision for loan losses in 2018 was $317,000 compared to a credit or negative provision for loan losses of $82,000 in 2017. The Bank’s provision is based on a review and analysis of the loan portfolio, and is therefore subject to fluctuation based on qualitative factors like delinquency trends, charge-offs, economic conditions, concentrations, etc. Management monitors its credit quality closely by working with borrowers in an effort to identify and control credit risk. Systematic provisions are made to the allowance for loan losses to cover incurred loan losses in the portfolio. During 2018, there was an increase in impaired loans for which specific reserves were required. The credit or negative provisions in 2017 was primarily related to lower loan originations, loan payoff activity as well as a reduction in net charge-offs and related historical loss factors. In addition, loans held for sale and held at fair value are excluded from the allowance calculation as credit risk is a component of the fair value calculation and related discount on the unguaranteed portion that is retained in the Bank’s loan portfolio. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures.

Noninterest Income

Noninterest income decreased approximately $983,000, or 65.94%, compared to 2017. Of this total, approximately $975,000 is attributable to a decrease in the income recognized on the fair value of financial instruments for the year ended December 31, 2018 compared to the same period in 2017. This decline was primarily related to decreased SBA loan origination volume and fair value write-downs because of an increased level of SBA loan defaults. The amount of noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan-related income and other customer service fees.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $366,000 and $387,000, respectively, in 2018 and 2017, on the sale of the guaranteed portion of SBA loans and on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments. Management plans to develop growth strategies to increase its SBA loan volume and related income to enhance and stabilize earnings. In 2018, the gains realized on the sale of these loans were offset by fair value write-downs totaling approximately $637,000 related to defaulted SBA loans. In 2017, there were approximately $338,000 in fair value write-ups related to unsold SBA loans.

During 2018, surcharge income on the Bank’s ATM network decreased approximately $18,000, or 15.38%, compared to 2017. ATM usage has declined as consumers continue to move to electronic payment methods utilizing debit and credit cards versus cash. Management continues to seek to place machines in high volume locations where cash is required. The customer service fee component of noninterest income increased approximately $12,000, or 3.05%, compared to 2017 primarily as a result of an increase in overdraft fees.

Since 2002, the Bank has served as arranger/agent for loan syndications for two major corporations throughout the country. In this capacity, the Bank arranges back-up lines/letters of credit with other minority banks for which it receives agent/administrative fees. In 2018 and 2017, these fees totaled approximately $150,000 and $154,000, respectively. Fees on these facilities are received annually for the arranging and administration of the credit facilities.

Other income increased approximately $35,000, or 36.40%, in 2018 compared to 2017. The increase is primarily related to the recovery of prior period loan collection expenses on defaulted loans.

Noninterest Expense

Noninterest expense decreased approximately $84,000, or 1.92%, in 2018 compared to 2017. The decline was primarily concentrated in personnel, office operations, loan collection cost, other real estate owned expenses and occupancy expenses.

Salaries and benefits decreased approximately $43,000, or 2.73%, in 2018 compared to 2017 as a result of natural attrition including retirement and other turnover without replacement.

Occupancy and equipment expense decreased approximately $23,000, or 2.29%, in 2018 compared to 2017 as a result of the closure of the Bank’s Mount Airy branch in October 2018. While the Bank’s lease did not expire until December 2019, there were cost savings related to utilities, repairs and maintenance and other costs related to building occupancy.

Office operations and supplies expense decreased approximately $70,000, or 21.48%, in 2018 compared to 2017 primarily because of a reduction in stationary and supplies due to a concerted effort to reduce printing and copying by saving and sharing documents digitally. Also, during 2017, the Bank upgraded the branch teller platform which resulted in the need for fewer forms.

Marketing and public relations expense increased approximately $6,000, or 26.99%, in 2018 compared to 2017 due to marketing efforts made to increase the visibility of the Bank and its SBA loan products.

Professional services expense increased approximately $25,000, or 13.41%, in 2018 compared to 2017 because of the engagement of new external auditors in February 2018.

Data processing expenses are a result of management’s decision to outsource a majority of its data processing operations to third party processors. Such expenses are reflective of the high level of accounts being serviced for which the Bank is charged a per account charge by processors. The Bank experiences a higher level of data processing expenses relative to its peer group because of the nature of its deposit base--low average balance and high transaction volume. In addition, the Bank uses outside loan servicing companies to service its mortgage, credit card, and student loan portfolios. To better serve its customers, the Bank also has an ATM network larger than its peer group for which it pays processing fees. Data processing expenses increased approximately $14,000, or 3.48%, in 2018 compared to 2017 because of annual contractual price escalations related to the Bank’s core processor.

Loan and collection expenses increased approximately $2,000, or 1.03%, in 2018 compared to 2017 as a result of expenses related to non-performing loans.

Other real estate expense decreased approximately $32,000, or 40.13%, in 2018 compared to 2017 primarily as the result of lower balances carried in the other real estate portfolio, which declined by approximately $235,000 from approximately $626,000 at December 31, 2017 to approximately $392,000 at December 31, 2018 after the successful liquidation of several properties.

Federal deposit insurance premiums increased approximately $1,000, or 1.08%, in 2018 compared to 2017. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

All other expenses are reflective of the general cost to do business and compete in the current regulatory environment and maintain adequate insurance coverage.

FINANCIAL CONDITION

Sources and Uses of Funds

The Bank’s financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 3 below indicates how the Bank has managed these elements. Average funding uses were relatively unchanged at approximately $54,375,000 in 2018 compared to approximately $54,587,000 in 2017.

Table 3—Sources and Use of Funds Trends

	2018			2017
		Increase			Increase
	Average	(decrease)		Average	(decrease)
(Dollars in thousands)	Balance	amount	Percent	Balance	amount	Percent
Funding uses:
Loans	$40,056	$638	1.62%	$39,418	$(120)	(0.30)%
Investment securities	5,025	(426)	(7.82)	5,451	(1,377)	(20.17)
Interest-bearing balances with other banks	1,715	1,404	451.45	311	-	-
Federal funds sold	7,579	(1,828)	(19.43)	9,407	2,913	44.86
Total uses	$54,375	$(212)	(0.39)	$54,587	$1,416	2.66
Funding sources:
Demand deposits:
Noninterest-bearing	$18,845	$424	2.30%	$18,421	$2,316	14.38%
Interest-bearing	14,565	26	0.18	14,539	1,242	9.34
Savings deposits	11,223	(567)	(4.81)	11,790	200	1.73
Time deposits	8,863	(345)	(3.75)	9,208	(2,516)	(21.46)
Total sources	$53,496	$(462)	(0.86)	$53,958	$1,242	2.36

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

Average investment securities decreased approximately $426,000, or 7.82% in 2018 compared to 2017. The decrease is primarily related to monthly paydowns in the mortgage-backed security portfolio.

The yield on the investment portfolio improved to 2.40% for the year ended December 31, 2018 compared to 2.24% for the year ended December 31, 2017. As reflected in Table 4 below, the duration of the portfolio shortened to 5.00 years at December 31, 2018 compared to 5.39 years at December 31, 2017.

At December 31, 2018, 50% of the investment portfolio consisted of callable agency securities for which there was no call activity during the year because of the continued low interest rate environment. Approximately 50% of the portfolio consists of GSE mortgage-backed pass-through securities. The payments of principal and interest on these pools of GSE loans are guaranteed by these entities that bear the risk of default. The Bank’s risk is prepayment risk when defaults accelerate the repayment activity. These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity. Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Table 4—Analysis of Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Other government securities	$-	-%	$500	1.69%	$1,849	2.03%	$-	-%	$2,349
Mortgage-backed securities									2,349
Total securities									$4,698
Average maturity									5.0 years

The above table sets forth the maturities of investment securities at December 31, 2018 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

Loans

Average loans, including loans held-for-sale, increased approximately $638,000, or 1.62%, in 2018 compared to 2017. New loan originations were partially offset by paydowns and sales because of the Bank’s SBA originate/sell strategy that allows funding to revolve. There continue to be a significant number of small businesses in the region that fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, community development organizations, SBA brokers, and other centers of influence to build loan volume.

The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of residential mortgages and home equity repayment activity. The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

As reflected in Table 5 below, the Bank’s loan portfolio is concentrated in commercial loans that comprise approximately $18.6 million, or 90.5%, of total loans at December 31, 2018. Approximately $16.2 million of these loans are secured by owner occupied commercial real estate that may serve to minimize the risk of loss. The Bank continues to have a strong niche in lending to religious organizations, including construction loans, for which total loans at December 31, 2018 were approximately $7.3 million, or 42.4%, of the commercial real estate portfolio. Management closely monitors this concentration to proactively identify and manage credit risk in light of the somewhat high level of unemployment that may impact the tithes and offerings that provide cash flow for repayment. Further balance in concentrations will be sought through increased small business loan originations.

As reflected in Table 6 below, approximately $4.3 million of the Bank’s loan portfolio has scheduled maturities or repricing in five years or more. This position is largely a result of the increase in the SBA commercial real estate portfolio for which the loans typically have twenty-five-year terms but are variable rate. While scheduled maturities exceed five years, the actual duration of the portfolio may be much shorter because of changes in market conditions and refinancing activity.

Table 5—Loans Outstanding, Net of Unearned Income

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial and industrial	$1,487	$1,798	$2,149	$3,062	$4,635
Commercial real estate	17,096	21,389	21,488	26,414	31,556
Residential mortgage loans	1,226	1,071	1,414	1,924	2,228
Consumer loans	734	1,467	1,784	2,119	2,442
Total loans	$20,543	$25,725	$26,835	$33,519	$40,861

Table 6—Loan Maturities and Repricing

(Dollars in thousands)	Within one year	After one but within five years	After five years	Total
Commercial and industrial	$947	$86	$512	$1,545
Commercial real estate	10,021	4,157	2,860	17,038
Consumer real estate	141	143	942	1,226
Consumer loans	734	-	-	734
Total loans	$11,843	$4,386	$4,314	$20,543
Loans maturing after one year with:
Fixed interest rates	$2,865
Variable interest rates	$5,835

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

Table 7—Nonperforming Loans

(Dollars in thousands)	2018	2017	2016	2015	2014

Nonaccrual loans	$1,661	$1,616	$2,087	$3,003	$2,481
Impaired loans	1,437	1,277	2,083	2,515	2,005
Loans past due 90 days and still accruing	252	387	631	293	171
Interest income on nonaccrual loans included in net income for the year	77	40	38	17	21
Interest income that would have been recorded under original terms	140	111	156	154	152
Interest income recognized on impaired loans	2	40	26	17	7

At December 31, 2018, nonaccrual loans totaled approximately $1661,000 compared to approximately $1,616,000 at December 31, 2017. The increase in nonaccrual loans is attributable primarily to an increase in commercial nonaccrual loans of approximately $69,000. Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary. A significant portion of the Bank’s nonaccrual loans have real estate collateral that may help to mitigate potential losses. Management continues to actively work with these borrowers to develop suitable repayment plans.

Loans past due 90 days and still accruing at December 31, 2018 totaled approximately $252,000 down from $387,000 at December 31, 2017 and relate primarily to several commercial loans and a home equity loan for which no loss of principal or interest is anticipated because there is strong collateral and guarantees supporting repayment.

The level of classified loans (including impaired loans) decreased to approximately $1,515,000 at December 31, 2018 from approximately $1,704,000 at December 31, 2017. The decrease is primarily attributable to collection of classified loans as well as charge-off and payment activity during 2018. In general, classified loans possess potential weaknesses/deficiencies deserving management’s closer attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date. Some of these borrowers may be experiencing adverse operating trends, which potentially could impair debt, services capacity but secondary sources of repayment are accessible and considered adequate to cover the Bank’s exposure. Accordingly, a specific reserve has been allocated to cover potential exposure. Management is working proactively with these borrowers to prevent any further deterioration in credit quality.

Impaired loans totaled approximately $1,437,000 at December 31, 2018 compared to $1,277,000 at December 31, 2017. The Bank identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. There was no valuation allowance at December 31, 2017 because of charge-off activity. The valuation allowance associated with impaired loans was approximately $139,000 at December 31, 2018. The allowance was determined based on careful review and analysis including collateral liquidation values and/or guarantees and is deemed adequate to cover shortfalls in loan repayment. Management is working aggressively to resolve the potential credit risk associated with its impaired loans by detailing specific payment requirements including the sale of underlying collateral or obtaining take-out financing.

The commercial loan portfolio of the Bank has a concentration in loans made to religious organizations. From inception, the Bank has received support in the form of investments and deposits and has developed strong relationships with the Philadelphia region’s religious community. Loans made to these organizations are primarily for expansion and repair of church facilities. At December 31, 2018 and 2017, loans to religious organizations represented approximately $179,000 and $187,000, respectively, of total impaired loans. Management works closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure. In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

The Bank grants commercial loans to customers primarily located in Philadelphia County, Pennsylvania and surrounding counties in the Delaware Valley. Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

There was approximately $2,000 of interest income recognized on impaired loans during the year ended December 31, 2018. Interest income recognized on impaired loans during the year ended December 31, 2017 was approximately $40,000. The Bank recognizes income on impaired loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank. If these factors do not exist, the Bank will not recognize income on such loans.

The Bank may modify or restructure the terms of certain loans to provide relief to borrowers. Troubled debt restructurings (“TDRs”). TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal. The terms of these loans do not include any financial concessions and are consistent with the current market. Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties). Based on this review and evaluation, none of the loans modified during 2018 and 2017 met the criteria of a troubled debt restructuring. The Company had no loans classified as TDRs troubled debt restructurings at December 31, 2018 and 2017.

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

All of these factors may be susceptible to significant change. In 2018 and 2017, there were no changes in qualitative factors. Because the Bank is generally not originating commercial and industrial loans, the growth/volume trend factor remains low. In general, because of the improving economy as evidenced through sustained reductions in the unemployment rates, the economic conditions factor remains low for all categories of loans. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods. Management believes that the allowance for loan losses is adequate at December 31, 2018. While available information is used to recognize losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of the examination. (Refer to Note 4 of the Consolidated Financial Statements for further details on the allowance for loan losses.)

Table 8 below presents the allocation of loan losses by major category for the past five years. The specific allocations in any particular category may prove to be excessive or inadequate and consequently may be reallocated in the future to reflect the current conditions. The allowance for loan losses as a percentage of total loans was 1.35% at December 31, 2018 and 0.70% at December 31, 2017. The increase in the allowance is primarily related to additional reserves for impaired commercial and industrial loans for which there was a shift from the collateral method of calculating impairment to the discounted cashflow method of calculating impairment because of forbearance agreements in place for less than the contractual amount of the payment. In addition, majority of new loan originations are SBA loans for which the Bank utilizes fair value accounting and are therefore excluded from the allowance calculation.

Table 8—Allocation of Allowance for Loan Losses

	2018		2017		2016		2015		2014
	Amount	Percent of loans in each category to Total loans	Amount	Percent of loans in each category to Total loans	Amount	Percent of loans in each category to Total loans	Amount	Percent of loans in each category to Total loans	Amount	Percent of loans in each category to Total loans
(Dollars in thousands)
Commercial and industrial	$102	7.24%	$7	6.99%	$68	37.00%	$151	9.13%	$403	11.30%
Commercial real estate	139	83.22	156	83.15	179	56.67	250	78.80	300	77.26
Consumer real estate	4	5.97	10	6.72	10	3.00	8	5.74	20	8.07
Consumer and other loans	-	3.57	7	3.44	11	3.33	9	6.33	12	3.37
Unallocated	33	-	-	-	32	-	-	-	-	-
	$278	100%	$180	100%	$300	100%	$418	100.00%	$735	100.00%

Table 9—Analysis of Allowance for Loan Losses

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Balance at January 1	$180	$300	$418	$735	$839

Charge-offs:
Commercial and industrial	(208)	-	-	(259)	(253)
Commercial real estate	(18)	(52)	(41)	(3)	-
Consumer real estate	-	(18)	(22)	-	(19)
Consumer and other loans	(8)	(5)	(5)	(17)	(30)
	(234)	(75)	(68)	(279)	(302)
Recoveries:
Commercial loans	3	4	4	4	4
Commercial real estate	5	-	-	-	-
Consumer real estate	-	28	9	6	8
Consumer and other loans	7	5	6	20	24
	15	37	19	30	36
Net charge-offs	(219)	(38)	(49)	(249)	(266)
Provisions (credits) charged to operations	317	(82)	(69)	(68)	162

Balance at December 31	$278	$180	$300	$418	$735
Ratio of net charge-offs to average loans outstanding	0.55%	0.10%	0.12%	0.59%	0.61%

Deposits

In 2018, average deposits decreased approximately $345,000 or 3.75%, concentrated in the categories of savings deposits and time deposits.

In 2018, certificates of deposit decreased approximately $1,473,000 or 15.77%, as certificates were not renewed. In general, the Bank is not seeking certificates of deposit from its corporate customers as they generally carry a higher cost and are more labor intensive because of rollover negotiations and setup. Money market accounts are preferred because of their core nature as well as their flexibility and lower interest cost.

There was a decrease in average savings deposits of $567,000, or 4.81% in 2018. This decline is related to general attrition as customers seek higher interest rates.

There was an increase in average noninterest bearing demand deposits totaling approximately $424,000, or 2.30%, and an increase in average interest-bearing demand deposits of approximately $26,000, or 0.18%, during 2018 compared to 2017. As small business loans are originated, primary operating accounts are required to be maintained at the Bank which has resulted in increased noninterest bearing checking deposits that are deemed core.

Table 10—Average Deposits by Class

	2018		2017		2016
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing demand deposits	$18,845	- %	$18,421	- %	$16,105	- %
Interest-bearing demand deposits	14,565	0.18	14,539	0.18	13,297	0.18
Savings deposits	11,223	0.05	11,790	0.05	11,590	0.05
Time deposits	8,863	0.52	9,208	0.43	11,724	0.31

Other Borrowed Funds

The Bank did not borrow funds during 2018. Generally, the level of other borrowed funds is dependent on many items such as loan growth, deposit growth, customer collateral/security requirements and interest rates paid for these funds. The Bank’s liquidity has been enhanced by loan paydowns/payoffs and SBA loan sales—thereby, reducing the need to borrow. The Bank’s contingent funding source is the Discount Window at the Federal Reserve Bank for which it currently has $750,000 in securities pledged that result in borrowing capacity of approximately $700,000.

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

A summary of the Bank’s financial instrument commitments in thousands is as follows:

	2018	2017

Commitments to extend credit	$1,903	$4,670
Outstanding standby letters of credit	45	317

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

The decrease in commitments at December 31, 2018 compared to 2017 is primarily related to the funding of committed loans coupled with a reduction in loan origination activity. Management believes the Bank has adequate liquidity to support the funding of unused commitments. In addition, because the Bank utilizes an originate/sell SBA loan strategy, funds will revolve on an ongoing basis to support the Bank’s liquidity levels and loan funding requirements.

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

The Bank must maintain minimum levels of liquid assets. This requirement is evaluated in relation to the composition and stability of deposits; the degree and trend of reliance on short-term, volatile sources of funds, including any undue reliance on particular segments of the money market or brokered deposits; any difficulty in obtaining funds; and the liquidity provided by securities and other assets. In addition, consideration is given to the nature, volume and anticipated use of commitments; the adequacy of liquidity and funding policies and practices, including the provision for alternate sources of funds; and the nature and trend of off-balance-sheet activities. As of December 31, 2018, management believes the Bank’s liquidity is satisfactory.

The Bank’s principal sources of asset liquidity include investment securities consisting principally of U.S. Government and agency issues, particularly those of shorter maturities, and mortgage-backed securities with monthly repayments of principal and interest. Other types of assets such as federal funds sold, as well as maturing loans, are also sources of liquidity. Approximately $8.7 million in loans are scheduled to mature within one year.

By policy, the Bank’s minimum level of liquidity is 10.00% of total assets. At December 31, 2018, the Bank had total short-term liquidity, including cash, federal funds sold, and unpledged available-for-sale investment securities of approximately $9.4 million, or 19.42% of total assets, compared to $12.5 million, or 21.22% of total assets, at December 31, 2017. The decrease is primarily a result of lower levels of a reduction in deposit balances compared to 2017.

The Bank’s entire securities portfolio is classified as available-for-sale of which approximately 78% are pledged as collateral for deposits of governmental/quasi-governmental agencies as well as the Discount Window at the Federal Reserve Bank. Therefore, they are restricted from use to fund loans or to meet other liquidity requirements. To ensure the ongoing adequacy of liquidity, the following strategies will be utilized in order of priority:

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

The Bank’s overall liquidity has generally been stabilized by a high level of core deposits which management has determined are less sensitive to interest rate movements. The Bank has avoided reliance on large-denomination time deposits as well as brokered deposits. Table 11 provides a breakdown of the maturity of time deposits of $100,000 or more. These deposits include $2.9 million in deposits of governmental and quasi-governmental organizations that have short-term maturities. Liquidity ratios are above the Bank’s policy minimum of 6%. Management will closely monitor and manage liquidity to minimize risk and ensure that adequate funds are available to meet daily customer requirements and loan demand.

Table 11—Maturity of Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2018 Contractual Terms

3 months or less	$606
Over 3 through 6 months	-
Over 6 months through 1 year	4,504
Over 1 through five years	249
Over five years	-
Total	$5,359

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2018:

Table 12—Contractual Obligations and Other Commitments

(Dollars in thousands)	Total	Less than one year	One to three years	Four to five years	After five years
Certificates of Deposit	$7,867	$6,996	$628	$243	$-
Operating Lease Obligations	2,171	515	1,340	316	-
Total	$10,038	$7,511	$1,968	$559	$-

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits are much more interest-sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities. Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations. Table 13 sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2018, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total earnings assets) and the Bank’s cumulative interest rate sensitivity gap ratio. For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms. At December 31, 2018, an asset-sensitive position is maintained on a cumulative basis through one year of 5.73% which represents a decrease from the December 31, 2017 positive gap position 13.63%. This decrease is primarily related to the lower level in Federal Funds Sold. This level is within the Bank’s policy guidelines of +/-15% on a cumulative one-year basis and it makes the Bank’s net interest income more favorable in a rising interest rate environment. The most recent economic forecast suggests no further decline in rates but rather increases. Therefore, management does not believe the interest rate risk associated with the Bank’s current position to be significant. Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

Table 13—Interest Sensitivity Analysis

	Interest rate sensitivity gaps as of December 31, 2018

(Dollars in thousands)	Floating	One to 3 Months	Over 3 Through 12months	Over 1 year through 3 years	Over 3 through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest-bearing deposits with banks	$-	$-	$3,361	$-	$-	$-	$3,361
Investment securities	-	160	192	278	2,583	1,368	4,581
Federal funds sold	3,074	-	-	-	-	-	3,074
Loans	22,613	1,816	2,481	2,710	1,200	1,992	32,812
Total interest-sensitive assets	25,687	1,976	6,034	2,988	3,783	3,360	43,828
Interest-sensitive liabilities:
Interest-bearing checking accounts	3,739	-	-	-	-	-	3,739
Savings and money market accounts	20,450	-	-	-	-	-	20,450
Certificates $100,000 or more	-	775	1,111	379	244	-	2,508
Certificates of less than $100,000	-	606	4,503	249	-	-	5,358
Total interest-sensitive liabilities	24,189	1,381	5,614	628	244	-	32,055
Interest sensitivity gap	$1,498	$595	$420	$2,360	$3,539	$3,360	$11,772
Cumulative gap	$1,498	$2,093	$2,513	$4,873	$8,412	$11,772
Cumulative gap/total earning assets	3.42%	4.78%	5.73%
Cumulative Interest-sensitive assets to interest-sensitive Liabilities	1.06	1.08	1.08

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

A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank over a two-year period. The calculated estimates of net interest income or “earnings” at risk at December 31, 2018 are as follows:

Year 1
	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points	$2,766	4.84%
+300 basis points	2,731	3.53
+200 basis points	2,698	2.29
+100 basis points	2,667	1.12
Flat rate	2,638	-
-100 basis points	2,387	(9.51)
-200 basis points	2,075	(21.32)
-300 basis points	1,798	(31.84)
-400 basis points	1,546	(41.40)

Year 2
	Net interest	Percent of
Changes in rate	Income($)	Risk(%)
(Dollars in thousands)
+400 basis points	$5,626	6.63%
+300 basis points	5,531	4.84
+200 basis points	5,442	3.13
+100 basis points	5,357	1.52
Flat rate	5,276	-
-100 basis points	4,743	(10.10)
-200 basis points	4,068	(22.90)
-300 basis points	3,465	(34.32)
-400 basis points	2,933	(44.41)

A simulation model is also used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the economic value of the Bank. This model produces an interest rate exposure report that measures the long-term rate risks in the balance sheet by valuing the Bank’s assets and liabilities at market. It simulates what amount would be left over if the Bank liquidated its assets and liabilities. This is otherwise known as “economic value” of the capital of the Bank. The calculated estimates of economic value at risk at December 31, 2018 are as follows:

MV of equity
Changes in rate	MV equity($)	Risk change(%)
(Dollars in thousands)
+400 basis points	$2,468	(11.07)%
+300 basis points	2,439	(12.11)
+200 basis points	2,533	(8.74)
+100 basis points	2,638	(4.95)
Flat rate	2,775	-
-100 basis points	2,775	0.01
-200 basis points	2,783	0.28
-300 basis points	3,176	14.46
-400 basis points	3,346	20.58

The market value of equity may be impacted by the composition of the Bank’s assets and liabilities. A shift in the level of variable versus fixed rate assets creates swings in the market value of equity. The Bank’s market value of equity declines in a rising rate environment because of the high level of fixed rate loans and investments it has in its portfolio that do not follow market rate changes or re-price immediately. At December 31, 2018, the change in the market value of equity in a +200-basis point interest rate change is -8.74%, which is within the Bank’s policy limit of -25.00% and -11.07% in a +400-basis point interest rate change, within the policy limit of -50.00%. These levels represent improvements from 2017. Management is strategically working to bring this measure more into compliance with policy limits by originating more variable rate loans or structure short maturity balloon mortgages.

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

Capital Resources

Total shareholders’ equity decreased approximately $1,521,000, or 46.36%, in 2018 compared to 2017. The decrease is attributable a net loss for the year ended December 31, 2018 of approximately $1,486,000 as well as unrealized losses, net of tax, of approximately $35,000 on the securities classified as available-for-sale.

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

As indicated in Table 14, the UBS and the Bank are “undercapitalized” as of December 31, 2018 and below the requirements of the Consent Orders. Management has developed a Capital Plan that includes profitability and external investment to improve its capital ratios. UBS and the Bank do not anticipate paying dividends in the near future.

Table 14—Capital Ratios

	December 31, 2018				December 31, 2017
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$1,817	6.48%	N/A		$3,338	10.22%	N/A
Bank	1,777	6.34	2,803	10.00%	3,300	10.11	3,265	10.00%
Tier I capital to risk weighted assets
Company	1,539	5.49	N/A		3,158	9.67	N/A
Bank	1,499	5.35	2,242	8.00%	3,120	9.56	2,612	8.00%
Common equity Tier I capital to risk weighted assets
Company	1,539	5.49	N/A		3,158	9.67	N/A
Bank	1,499	5.35	1,822	6.50%	3,120	9.56	2,122	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	1,539	3.08	N/A		3,158	5.58	N/A
Bank	1,499	3.00	2,502	5.00%	3,120	5.51	2,829	5.00%

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risks are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the following sections: Liquidity and Interest Rate Sensitivity Management, Net Interest Income, Provision for Loan Losses, Allowance for Loan Losses, Liquidity and Interest Rate Sensitivity Management, Non-Interest Income, Non-Interest Expense, Non-Performing Loans, and Off-Balance Sheet Arrangements.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements on pages 55 to 100 hereof.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2018.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of December 31, 2018 in connection with the timeliness of financial reporting related and the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

To address the material weaknesses, we have established the following procedures: (1) Implement a new credit administration monitoring system for items requiring follow-up/annual reviews; (2) Implement an appraisal monitoring procedure for all impaired loans; and (3) Together with credit administration in conjunction with monthly Asset Quality Committee Meetings, identify and provide appropriate supporting documentation for material asset quality-related matters that could affect the consolidated financial statements of the Company. Management believes that this change will address material weaknesses in the financial controls that was in existence as of December 31, 2018. Additional changes will be implemented as determined necessary.

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

ITEM 9B—OTHER INFORMATION

Grant--On April 30, 2019, the Company received a $2,500,000 unrestricted grant from Philadelphia Industrial Development Corporation (PIDC) for the purpose of expansion of the lending platform and strengthening the financial condition of the Bank. The Bank and PIDC plans to expand its long-standing partnership to finance small businesses in the Philadelphia region. This grant was recorded as noninterest income and served to improve all of the Bank’s capital ratios.

In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic. Approximately $2.8 million of this grant was recorded as revenue and $617,000 was recorded as deferred revenue. The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain biographical information. Other than as indicated below, each of the persons named below has been employed in their present principal occupation for the past five years.

(a) Directors of the Registrant and Bank

			Year first	Term
Name	Age	Principal occupation and other directorships	became director	Will expire
Bernard E. Anderson	82	Economist Whitney M. Young, Jr. Professor Emeritus Wharton School, University of Pennsylvania	2002	2018(1)
		Philadelphia, PA

David R. Bright	80	Retired, Executive Vice President
		Meridian Bancorp	2002	2022
		Philadelphia, PA

L. Armstead Edwards	77	Chairman of the Board,	1993	2020
		United Bancshares, Inc.
		Owner and President,
		Edwards Entertainment., Inc.
		Philadelphia, Pennsylvania

Marionette Y. Wilson(Frazier)	74	Retired as co-Founder, John Frazier, Inc. Philadelphia, Pennsylvania	1996	2020

William B. Moore	77	Vice Chairman of the Board,
		United Bancshares, Inc.
		Pastor, Tenth Memorial	1993	2019
		Baptist Church
		Philadelphia, Pennsylvania

Evelyn F. Smalls	75	President and CEO of Registrant	2000	2019
		and United Bank of Philadelphia

Ernest L. Wright	91	Founder, President and	1993	2020
		CEO of Ernest L. Wright
		Construction Company
		Philadelphia, Pennsylvania

(1) Term will be in effect until voted upon for re-election at the next Shareholders’ Meeting

(b) Executive Officers of Registrant and Bank

Name	Age	Office

Evelyn F. Smalls	75	President and Chief Executive Officer
Brenda M. Hudson-Nelson	60	Executive Vice President/Chief Financial Officer

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

Rev. William B. Moore is a founding member of the board and serves as Vice Chairman and is a member of the Executive and Audit/Compliance Committees. In addition, Rev. Moore became the Chairman of the Audit Committee in April 2018 following the retirement of Joseph T. Drennan. The Chairman and Vice Chairman alternate in leading the board meetings. Rev. Moore has a rich history in the faith community and has been the Senior Pastor of Tenth Memorial Baptist Church for over 30 years. He serves as a strong catalyst in rallying the faith community to support the Bank which is evidenced with the high percentage of loans to churches in the loan portfolio. Rev. Moore also leads an informal Advisory Group of Pastors who offer advice to the Bank’s management regarding the financial needs of the urban community to continue to bridge the economic divide in the region. As a former executive with a quasi-governmental agency, he has a broad-based consistency and is very effective in building multi-sector coalitions to ensure economic inclusion.

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

Evelyn F. Smalls serves as an inside director since 2000 when she was appointed President and Chief Executive Officer of the Bank. She serves on the Executive, Asset Liability and Loan Committees. Ms. Smalls brings versatile skills with over 25 years’ experience in banking and community and economic development know-how. Her leadership is propelled by her passion to move more inner-city communities into the economic mainstream.

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

Communicating with the Board of Director

Shareholders may communicate with any UBS or Bank director or member of a Committee of the Board of Directors of UBS or the Bank by writing to United Bancshares, Inc., Attention: Board of Directors, P.O. Box 54212, Philadelphia, PA 19105.The written communications will be provided to Marionette Y. Wilson, a director and Secretary of the Board of Directors, who will determine the further distribution of the communications which are appropriate based on the nature of the information contained in the communications. For example, communications concerning accounting internal controls and auditing matters will be shared with the Chairman of the Audit/Compliance Committee of UBS’ Board of Directors.

Code of Conduct

UBS and the Bank have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all its directors, employees and officers and including its Chief Executive Officer and its Chief Financial Officer. The Code meets the requirement of a code of ethics for UBS’ and the Bank’s principal executive officer and principal financial officer or persons performing similar functions under Item 406 of the SEC’s Regulation S-K. Any amendments to the Code or any waivers of the Code for directors or executive officers will be disclosed promptly on a Form 8-K filed with the SEC or by any other means approved by the SEC.The Code complies with requirements of the Sarbanes – Oxley Act and the listing standards of NASDAQ and UBS provides a copy of the Code to each director, officer and employee.

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

The Board has an active role, as a whole and also at the committee level, in overseeing management of UBS’ risks. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to areas of financial reporting, internal controls and compliance with accounting regulatory requirements.Employees who oversee day-to-day risk management duties, including the Vice President/Chief Risk Officer and Compliance Officer, report their findings to the Audit Committee. The Loan Committee of the Bank assists the Board with fulfilling its oversight responsibilities with respect to management of risks related to the Bank’s loan portfolio and its credit quality. The Asset Liability Management Committee of the Bank assists the Board with fulfilling its oversight responsibilities with respect to management of interest risk and the Bank’s investment portfolio.

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

Meetings and Executive Sessions of Independent Directors

In 2018, the UBS’ and the Bank’s Board of Directors met at least monthly, except in August, and during 2018 held eleven (11) meetings. The independent directors of UBS and the Bank Boards of Directors hold executive sessions on a regular basis, but, in any event, not less than twice a year. During 2018, two (2) executive sessions were held. Each director attended at least 75% of the Board meetings held during 2018, and the committee meetings held by each committee on which the director served.

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

Executive Committee. The Executive Committee, comprised of L. Armstead Edwards (Chairman), William B. Moore, David R. Bright, Evelyn F. Smalls and Marionette Y. Wilson meets, when necessary, at the call of the Chairman, to exercise the authority and powers of the Board of Directors of the Corporation and the Bank at intervals between meetings of the Board of Directors insofar as may be permitted by law. The Executive Committee held eleven (11) meetings during 2018.

Compensation Committee. The Compensation Committee is comprised of L. Armstead Edwards (Chairman), William B. Moore, and Marionette Y. Wilson (Frazier). The Committee meets to discuss compensation matters. It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer. The Committee has the responsibility to review and provide recommendations to the full Board regarding compensation and benefit policies, plans and programs. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2018, the Compensation Committee held one (1) meeting to discuss the performance and compensation of the executive officers. A copy of the Compensation Committee charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

Audit/Compliance Committee. The Audit/Compliance Committee of UBS’ Board of Directors is comprised of William B. Moore (Chairman), L. Armstead Edwards, and Marionette Y. Wilson (Frazier), meets when necessary at the call of the Chairman. The Committee meets with the internal auditor to review audit programs and the results of audits of specific areas, as well as other regulatory compliance issues. The Committee selects the independent registered public accounting firm. In addition, the Committee meets with UBS’ independent registered public accounting firm to perform quarterly financial statement reviews, review the results of the annual audit and other related matters as well as other regulatory compliance issues. Each member of the Committee is “independent” as defined in the applicable listing standards of the NASDAQ. The Committee held four (4) meetings during 2018. The Audit Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014.

Each member of the Audit/Compliance Committee is financially literate as defined by NASDAQ. The Boards of Directors of the Company and the Bank have determined that William B Moore is the “Financial Expert,” as defined in the Commission’s regulations.

The Compliance Committee was combined with the Audit Committee and is comprised of the same members. On a quarterly basis compliance matters are addressed to include the review of regulatory compliance matters, the Bank’s compliance programs and the CRA Act activities.

Nominating Committee. The Nominating Committee, comprised of L. Armstead Edwards (Chairman), and Ernest L. Wright meets at the call of the Chairman. The Committee is responsible for considering and recommending future director nominees to the Board of Directors of UBS and the Bank and the Committee is independent and meets the requirements for independence of NASDAQ. The Nominating Committee does not currently have a formal policy with respect to diversity. However, in considering nominees for director, the Nominating Committee also considers the Board’s desire to be a diverse body with diversity reflecting gender, ethnic background and professional experience. The Board and the Nominating Committee believe it is essential that the Board members represent diverse viewpoints. The Nominating Committee charter will be made available, without charge, upon written request by the shareholders of UBS to the corporate secretary of UBS. A copy of the charter is not available on our website but can be found as Exhibit A to our Proxy Statement filed with the SEC on November 3, 2014. The Committee held one (1) meeting during 2018.

Asset Liability Management Committee. The Asset Liability Management Committee of the Bank, comprised of Bernard E. Anderson (Chairman), L. Armstead Edwards, Evelyn F. Smalls and Ernest L. Wright meets, when necessary, at the call of the Chairman, to review and manage the Bank’s exposure to interest rate risk, market risk and liquidity risk. During 2018, the Asset and Liability Management Committee held four (4) meetings.

Loan Committee. The Loan Committee of the Bank, comprised of David R. Bright (Chairman), L. Armstead Edwards, Evelyn F. Smalls, and Ernest Wright meets when necessary to review and approve loans that are $200,000 and over and to discuss other loan-related matters. During 2018, the Loan Committee held ten (10) meetings.

Board of Directors Compensation

The normal non-officer director fee to be paid by the Bank is Three Hundred Fifty Dollars ($350) for attending each Board meeting and One Hundred Seventy-five Dollars ($175) per quarter for attending the Board of Directors’ Committee meetings. Directors’ fees are not paid to officer directors for attending Bank Board of Directors or Committee meetings. UBS does not pay any fees to any directors for attending UBS’ Board of Directors or Committee meetings. Effective April 1, 2002, the Board of Directors elected to waive all fees for an indefinite period of time.Therefore, no table summarizing the compensation paid to non-employee directors is required for the fiscal year ended December 31, 2018.

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

In connection with the preparation and filing of UBS’ Annual Report on Form 10-K for the year ended December 31, 2018, the Audit Committee (i) reviewed and discussed the consolidated audited financial statements with our management, (ii) discussed with S.R. Snodgrass, P.C., our independent registered public accounting firm, the matters required to be discussed by the standards of the Public Company Accounting Oversight Board (“PCAOB”) (United States), (iii) discussed the independence of S.R. Snodgrass, P.C, and (iv) has received and reviewed the written disclosures and the letter from S.R. Snodgrass, P.C required by PCAOB Rule 3526 “Communication with Audit Committee Concerning Independence” regarding S.R. Snodgrass, P.C.’s communications with the Audit Committee concerning independence and has discussed with S.R. Snodgrass, P.C., its independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in UBS’ Annual Report on Form 10-K for the year ending December 31, 2018 to be filed with the SEC.

UBS’ Audit Committee is composed of William B. Moore (Chairman), L. Armstead Edwards, and Marionette Y. Wilson who each endorsed this report.

Respectfully submitted:

William B. Moore (Chairman)

L. Armstead Edwards,

Marionette Y. Wilson (Frazier)

UBS’S AND BANK’S EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current executive officers of UBS and Bank as of July 18, 2022:

Name, Principal Occupation and Business Experience For Past 5 Years	Age as of July 18, 2022	Office with the UBS and/or Bank	UBS Stock Beneficially Owned
Evelyn F. Smalls(1)(2)	75	President and Chief Executive Officer and Director of UBS and Bank	500
Brenda M. Hudson-Nelson (3)	60	Executive Vice President and Chief Financial Officer of UBS and Bank	50

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that UBS’ directors and executive officers file reports of their holdings of UBS’ Common Stock with the SEC. Based on UBS’ records and other information available to UBS believes that the SEC’s Section 16(a) reporting requirements applicable to UBS’ directors and executive officers were complied with for UBS’ fiscal year ended December 31, 2018.

ITEM 11 — EXECUTIVE COMPENSATION

The Compensation Committee is comprised of L. Armstead Edwards (Chairman of the Board), William B. Moore(Vice Chairman of the Board), Marionette Y. Wilson, and David R. Bright and meets to discuss compensation matters. It annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and determines and approves the compensation and benefits to be paid or provided to the Evelyn F. Smalls the President of UBS and Brenda M. Hudson-Nelson Executive Vice President and Chief Financial Officer. Each member of the Compensation Committee is independent as defined by NASDAQ. During 2018, the Compensation Committee held one (1) meeting as the Compensation Committee.

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

The goals set forth in the Company’s strategic plan were not met. While the committee remains focused on the achievement of financial and growth goals, it recognizes that the Bank’s financial results were impacted by the weak economic conditions of the last several years; however, the implementation of a sales driven organization is still a work in progress. Given these factors and the continued focus on achieving core profitability, no increases were provided to the executive officers in 2018.

Components of Compensation for 2018

For the fiscal year ended December 31, 2018, the components of executive compensation were:

•	Salary;
•	Life Insurance in the amount of two times salary; and
•	Automobile Allowance.

Salary

Salary provides the compensation base rate and is intended to be internally fair among executive officers at the same level of responsibility.

In setting the salary for the chief executive officer, the committee considers financial results, organizational development, marketing initiatives, board relations, management development, work on representing us to our customers, clients and the public, and results in developing, expanding and integrating our products and services. The committee also considers the effects of inflation. The committee exercises discretion in setting the chief executive officer’s salary and may increase or decrease the chief executive officer’s salary based on our financial performance or on non-financial performance factors, if it so decides. However, the employment contract with Ms. Smalls, chief executive officer, sets a minimum salary of $160,000 per year.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Evelyn F. Smalls	2018	$168,000	$0	$0	$0	$0	$0	$11,358	$179,358
Chief Executive Officer	2017	168,000	0	0	0	0	0	$11,358	$179,358

Brenda Hudson-Nelson,	2018	$121,000	0	0	0	0	0	$7,250	$128,250
Chief Financial Officer	2017	$121,000	0	0	0	0	0	$7,250	$128,250

(1)

Amounts are not included in the Bonus, Stock Awards, Option Awards, Non-equity Incentive Plan Compensation, Change in Pension and Nonqualified Deferred Compensation Earnings and All Other Compensation columns of the table because no compensation of this nature was paid by UBS or the Bank and the restricted stock awards and long-term incentive payouts columns are not included in the Compensation Table since these benefits are not made available by UBS or the Bank.

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

Transactions with Related Parties

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2018. All loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

Our written Audit Committee Charter requires our Audit Committee to approve related party transactions. Our written Policy on Related Party Transactions establishes procedures for the Audit Committee’s review and approve of related party transactions other than excepted transactions and preapproved transactions. Transactions available to all employees generally, and transactions involving less than $120,000 when aggregated with all similar transactions in any calendar year, are excepted transactions. The following types of transactions are preapproved transactions:

•	Compensation payable to directors or officers if reportable under Item 402 of the Commission’s Regulation S-K;

•	Compensation payable to an immediate family member of another director or executive officer, if approved by the Executive Committee acting as the Compensation Committee;

•	∙Transactions with another company (including charitable contributions, grants or endowments to a charitable organization) at which a related person’s only relationship is as an employee (other than executive officer), director or less than 10% owner, if the aggregate amount involved does not exceed $200,000 or 5% of that company’s total revenues; and

•	Routine banking relationships that otherwise comply with banking laws and regulations.

The Audit Committee is to apply the following standards when it reviews related party transactions for approval:

•	Whether the transaction is on terms no less favorable to the Corporation than terms generally available with an unaffiliated third party under similar circumstances;

•	The extent of the related person’s interest in the transaction; and

•	∙Other factors the committee deems appropriate.

For loan transactions, our written Regulation O Policy requires the Executive Committee to review and approve loan transactions with directors, executive officers and their related interests in accordance with the standards established by Federal Reserve Board Regulation O.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to UBS, as of July 18, 2022(1), with respect to the only persons to UBS’ knowledge, who may be beneficial owners of more than 5% of UBS’ Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Corporation Common Stock	Percentage of Outstanding Corporation Common Stock Owned
Philadelphia Municipal	71,667	8.53%
Retirement System
2000 Two Penn Center
Philadelphia, Pennsylvania 19102
Greater Philadelphia Urban Affairs Coalition	47,500	5.65%
1207 Chestnut Street, Floor 7
Philadelphia, PA 19107

(1)	As of July 18, 2022, there were 843,050 shares of UBS’ voting Common Stock outstanding.

(2)

UBS does not know of any person having or sharing voting power and/or investment power with respect to more than 5% of the UBS’ Common Stock other than Philadelphia Municipal Retirement System, Greater Philadelphia Urban Affairs Coalition, and the Estate of James F. Bodine.

The following table lists the beneficial ownership of shares of the UBS’ Common Stock as of July 18, 2022 for each of the UBS’ directors and executive officers. The table also shows the total number of shares of Common Stock ownership by the directors and executive officers of UBS as a group.

Name	Common Stock[1,2,3]	Percent of Outstanding Stock
Current Directors
L. Armstead Edwards	10,833	1.25%
Marionette Y. Wilson (Frazier)	17,900	2.13%
Ernest L. Wright	7,084	*
Bernard E. Anderson	850	*
David R. Bright	850	*
William B. Moore	1,834	*
Evelyn F. Smalls	500	*

Certain Executive Officers
Evelyn F. Smalls	500**	*
Brenda M. Hudson-Nelson	50	*
All Current Directors and Executive Officers as a Group	39,901	4.753%

_________________

Footnotes Concerning Beneficial Ownership of Stock

*	Less than one percent.
**	Ms. Smalls is also a Director; see listing above.

(1)

Stock ownership information is given as of July 18, 2022 and includes shares that the individual has the right to acquire (other than by exercise of stock options) within sixty (60) days of July 18, 2022. Unless otherwise indicated, each director and each such named executive officer holds sole voting and investment power over the shares listed.

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

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of our directors, executive officers, and members of their immediate families and the companies with which they are associated were our customers of and had banking transactions with us in the ordinary course of our business during the year 2018 all loans and commitments to lend were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In our opinion, the transactions and loan commitments did not involve more than normal risk of collectively or present other unfavorable features.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for each of the last two fiscal years for the UBS’ principal accountants by category:

	2018	2017

Audit Fees (1)	$96,000	$96,000
Audit-related fees	-	-
Tax fees (2)	9,000	12,500
All other fees	-	-
Total fees	$105,000	$108,500

Services Provided by S.R. Snodgrass P.C

1)

Audit Fees—These are fees for professional services performed by S.R. Snodgrass P.C. for 2018 and 2017, for the audit, including an audit of consolidated financial statements reporting, and review of financial statements included in our Form 10-Q and Form 10-K filings.

2)

Tax Fees—These are fees that were paid during 2018 for professional services performed by S.R. Snodgrass P.C. with respect to tax compliance and tax advice. This includes preparation of our tax returns, tax research and tax advice.

Our Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independence of S.R. Snodgrass, P.C. and determined that to be the case.

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

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report of United Bancshares, Inc.

			Page

(a)	1.	Financial Statements of United Bancshares, Inc.

		Report of Independent Registered Public Accounting Firm.	56

		Consolidated Balance Sheets at December 31, 2018 and 2017.	57

		Consolidated Statements of Operations and Comprehensive Loss for the two years ended December 31, 2018.	58

		Consolidated Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2018.	59

		Consolidated Statements of Cash Flows for the two years ended December 31, 2018.	60

		Notes to Consolidated Financial Statements	61

	2.	Financial Statement Schedules

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

m)	Certificate of Designation, Preferred Stock, Series B

(11)	Statement of Computation of Earnings Per Share. Included at Note 17 of the Financial Statements hereof.

(12)	Statement of Computation of Ratios. Included at Note 17 of the Financial Statements hereof.

(14)	Code of Conduct and Ethics (Incorporated by reference to Registrant’s 2004 10-K)

(21)	Subsidiaries of Registrant

	Name	State of Incorporation
	United Bank of Philadelphia	Pennsylvania

(31)	Certification of the Annual Report
(31.1) Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification Pursuant to issue of Section 1350
	(A)	Exhibit 32.1
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

UNITED BANCSHARES, INC.	DATE

/s/ Evelyn F. Smalls	July 18, 2022
Evelyn F. Smalls, President & CEO, Director

/s/ Brenda M. Hudson-Nelson	July 18, 2022
Brenda M. Hudson-Nelson, EVP, CFO

/s/ L. Armstead Edwards	July 18, 2022
L. Armstead Edwards, Chairman, Director

/s/ Marionette Y. Wilson(Frazier)	July 18, 2022
Marionette Y. Wilson(Frazier), Secretary, Director

/s/ William B. Moore	July 18, 2022
William B. Moore, Secretary, Vice Chairman, Director

/s/ Bernard E. Anderson	July 18, 2022
Bernard E. Anderson, Director

/s/ David R. Bright	July 18, 2022
David R. Bright, Director

/s/ Ernest L. Wright	July 18, 2022
Ernest L. Wright, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of United Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of United Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

July 18, 2022

S.R. Snodgrass, P.C. ● 2009 Mackenzie Way, Suite 340 ● Cranberry Township, Pennsylvania 16066 ● Phone: 724-934-0344 ● Fax: 724-934-0345

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

Assets:	2018	2017
Cash and due from banks	$2,003,085	$2,075,258
Interest-bearing deposits with banks	3,360,937	311,995
Federal funds sold	3,074,021	9,284,000
Cash and cash equivalents	8,438,043	11,671,253

Investment securities, available-for-sale, at fair value	4,580,610	5,144,707

Loans held for sale, at fair value	10,072,777	10,297,168

Loans held at fair value	5,420,004	4,450,901

Loans, net of unearned discounts and deferred fees	20,542,863	25,725,700
Less allowance for loan losses	(278,095)	(179,949)
Net loans	20,264,768	25,545,751
Bank premises and equipment, net	163,124	303,298
Accrued interest receivable	152,953	153,415
Other real estate owned	391,571	626,071
Servicing asset	313,489	319,368
Prepaid expenses and other assets	397,284	496,935
Total assets	$50,194,623	$59,008,867
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$16,216,607	$19,606,017
Demand deposits, interest-bearing	13,599,641	15,004,238
Savings deposits	10,589,054	11,505,417
Time deposits, under $250,000	3,467,732	4,331,306
Time deposits, $250,000 and over	4,399,159	5,008,276
Total deposits	48,272,193	55,455,254
Accrued interest payable	17,376	13,939
Accrued expenses and other liabilities	145,308	259,152
Total liabilities	48,434,877	55,728,345

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(13,834,625)	(12,348,988)
Accumulated other comprehensive loss	(92,535)	(57,396)
Total shareholders’ equity	1,759,746	3,280,522
Total liabilities and shareholders’ equity	$50,194,623	$59,008,867

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Years ended December 31,

	2018	2017
Interest income:
Interest and fees on loans	$2,380,364	$2,313,675
Interest on investment securities	114,793	122,083
Interest on federal funds sold	134,276	103,975
Interest on interest-bearing deposits with other banks	49,781	778
Total interest income	2,679,214	2,540,511
Interest expense:
Interest on time deposits	46,474	40,042
Interest on demand deposits	25,783	25,786
Interest on savings deposits	5,570	5,853
Total interest expense	77,827	71,681
Net interest income	2,601,387	2,468,830
Provision (credit) for loan losses	317,000	(82,000)

Net interest income after provision (credit) for loan losses	2,284,387	2,550,830
Noninterest income:
Customer service fees	408,843	396,731
ATM fee income	101,174	119,561
Loan syndication fee income	150,000	154,402
Net loss on sale of other real estate	(11,588)	-
Net change in fair value of financial instruments	(636,945)	337,567
Gain on sale of loans	365,723	387,177
Other income	130,754	95,858
Total noninterest income	507,961	1,491,296

Noninterest expense:
Salaries, wages and employee benefits	1,536,971	1,580,068
Occupancy and equipment	973,223	995,985
Office operations and supplies	256,786	327,032
Marketing and public relations	29,801	23,468
Professional services	215,333	189,875
Data processing	414,051	400,120
Loan and collection costs	196,794	194,783
Other real estate owned, net	47,134	78,730
Deposit insurance assessments	97,000	95,965
Other operating	510,892	475,526
Total noninterest expense	4,277,985	4,361,552
Net loss before income taxes	(1,485,637)	(319,426)
Provision for income taxes	-	-
Net loss	$(1,485,637)	$(319,426)

Net loss per common share—basic and diluted	$(1.80)	$(0.39)
Weighted average number of common shares	826,921	826,921
Comprehensive Loss
Net loss	$(1,485,637)	$(319,426)
Unrealized (losses) gains on available for sale securities, net of tax	(35,139)	15,033
Total comprehensive loss	$(1,520,776)	$(304,393)

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2018 and 2017

									Accumulated
							Additional		Other	Total
	Series A preferred stock		Series B preferred stock		Common stock		paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2016	99,342	$993	-	-	826,921	$8,269	$14,752,644	($12,038,281)	$(63,710)	$2,659,915
Net loss	-	-	-	-	-	-	-	(319,426)	-	(319,426)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	15,033	15,033
Effect of adoption of ASU 2018-02	-	-	-	-	-	-	-	8,719	(8,719)	-
Issuance of Series B Preferred Stock			1,850	18			924,982	-	-	925,000
Balance at December 31, 2017	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	($12,348,988)	$(57,396)	$3,280,522
Net loss	-	-	-	-	-	-	-	(1,485,637)	-	(1,485,637)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(35,139)	(35,139)
Balance at December 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	($13,834,625)	$(92,535)	$1,759,746

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2018	2017

Cash flows from operating activities:
Net loss	$(1,485,637)	$(319,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for loan losses	317,000	(82,000)
Net loss on sale of other real estate	11,588	-
Gain on sale of loans	(365,723)	(387,177)
Amortization of premiums on investments	6,843	9,594
Depreciation on fixed assets	160,261	185,882
Write-down of other real estate owned	5,000	4,972
Loans originated for sale	(4,868,111)	(4,763,580)
Proceeds from sale of loans held-for-sale	3,852,177	2,741,378
Amortization of servicing asset	91,336	50,154
Net change in fair value of financial instruments	636,945	(337,567)
Increase (decrease) in accrued interest receivable and other assets	14,656	(159,465)
Decrease in accrued interest payable and other liabilities	(110,407)	(37,199)
Net cash used in operating activities	(1,734,072)	(3,094,434)

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(2,489)	-
Proceeds from maturities, calls and principal reductions of available-for-sale investment securities	524,604	446,293
Net decrease in loans	4,963,983	887,184
Proceeds from sale of other real estate owned	217,912	-
Purchase of bank premises and equipment	(20,087)	(108,709)
Net cash provided by investing activities	5,683,923	1,224,768

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,183,061)	4,813,088
Proceeds from sale of preferred stock	-	925,000
Net cash (used in) provided by financing activities	(7,183,061)	5,738,088
Net (decrease) increase in cash and cash equivalents	(3,233,210)	3,868,422
Cash and cash equivalents at beginning of year	11,671,253	7,802,831
Cash and cash equivalents at end of year	$8,438,043	$11,671,253
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$74,391	$68,739
Noncash transfer of loans to other real estate owned	$-	$183,672

See accompanying notes to the consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Management’s Use of Estimates

The preparation of the financial statements has been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the fair value of loans held for sale, and the fair value of loans held at fair value, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities.

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

Securities

Bonds, notes, and debentures for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.Investment securities that would be held for indefinite periods of time but not necessarily to maturity, including securities that would be used as part of the Bank’s asset/liability management strategy and possibly sold in response to changes in interest rates, prepayments and similar factors are classified as “Available for Sale.” These securities are carried at fair value, with any temporary unrealized gains or losses reported as a separate component of other comprehensive loss, net of the related income tax effect. Gains and losses on the sale of such securities are accounted for on the specific identification basis in the statements of operations on the trade date.

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

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concern warrants such evaluation. Declines in the fair value of individual debt securities below their cost that are deemed to be other than temporary result in write-downs of the individual securities to their fair value. Debt securities that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses to the extent impairment is related to credit losses. The amount of the impairment for debt securities related to other factors is recognized in other comprehensive loss. In evaluating whether impairment is temporary or other-than-temporary, management first considers whether the Bank intends to sell the security or it is more-likely-than-not that the Bank will be required to sell the security prior to recovery. In these circumstances, the loss is determined to be other-than-temporary and the difference between the security’s fair value and its amortized cost is reflected as a loss in the statement of operations. If management does not intend to sell the security and likely will not be required to sell the security prior to forecasted recovery, management evaluates whether it expects to recover the entire amortized cost of the debt security or if there is a credit loss. In evaluating whether there is a credit loss, management considers various qualitative factors which include (1) the length of time and the extent to which the fair value has been less than cost, (2) the reasons for the decline in the fair value, and (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events. If, based on an analysis of these factors, management concludes that there is a credit loss, then management calculates the expected cash flows and records a loss in earnings equal to the difference between the amortized cost of the debt security and the expected present value of cash flows. The portion of the decline in fair value that is due to factors other than credit loss is recognized in other comprehensive loss. No investment securities held by the Bank as of December 31, 2018 and 2017 were subjected to a write-down due to credit related other-than-temporary impairment. Interest income from securities adjusted for the amortization of premiums and accretion of discounts is recognized in interest income using the interest method over the contractual lives of the related securities. Realized gains and losses, determined using the amortized cost value of the specific securities sold, are included in noninterest income in the statement of operations.

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

December 31, 2018 and 2017

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

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Income Taxes

The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent on generating sufficient taxable income in the future. The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $1,551,000 in 2017 but also reduced the valuation allowance against the net deferred tax assets by the same amount, therefore, there was no net effect on income tax expense.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Bank does not have an accrual for uncertain tax positions as of December 31, 2018 or 2017, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law.

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

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2018 presentation, with no impact on earnings or shareholders’ equity.

Comprehensive Loss

Comprehensive income (loss) includes net income (loss) as well as certain other items that result in a change to equity during the period. The components of accumulated other comprehensive loss are as follows:

	December 31, 2018
(in 000’s)	Before tax	Tax	Net of tax
	amount	Benefit	Amount

Beginning balance	$(73)	$16	$(57)
Unrealized loss on securities	(44)	9	(35)
Other comprehensive loss, net	(44)	9	(35)
Ending balance	$(117)	$25	$(92)

	December 31, 2017
(in 000’s)	Before tax	Tax	Net of tax
	amount	Benefit	Amount

Beginning balance	$(96)	$33	$(63)
Unrealized gain on securities	23	(8)	15
Reclassification due to adoption of ASU 2018-02	-	(9)	(9)
Other comprehensive loss, net	23	(17)	6
Ending balance	$(73)	$16	$(57)

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

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Effect of Upcoming Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard ((along with subsequent amendments and clarifications in ASUs; 2018-01, 2018-11 and 2018-20) requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update did not have a significant impact on the Company’s financial statements.

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

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications to ease the financial reporting burdens of the expected market transition from LIBOR to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company has identified its LIBOR exposure across product categories and is analyzing the risks associated with the LIBOR transition. However, it is too early to predict whether a new rate index replacement and the adoption of this ASU will have a material impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. This Update is not expected to have a significant impact on the Company’s financial statements.

2. CASH AND DUE FROM BANK BALANCES

The Bank maintains various deposit accounts with other banks to meet normal fund transaction requirements and to compensate other banks for certain correspondent services. The withdrawal or usage restrictions of these balances did not have a significant impact on the operations of the Bank as of December 31, 2018. Required reserve balances were $100,000 as of December 31, 2018 and 2017.

3. INVESTMENTS

The amortized cost, gross unrealized holding gains and losses, and estimated fair value of the investment securities by major security type at December 31, 2018 and 2017 are as follows:

(in $000)	2018
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value

U.S. Government agency securities	$2,349	$-	$(72)	$2,277
Government Sponsored Enterprises residential mortgage-backed securities	2,349	9	(54)	2,304
	$4,698	$9	$(126)	$4,581

	2017
		Gross	Gross
	Amortized	Unrealized	unrealized	Fair
	Cost	Gains	losses	Value

U.S. Government agency securities	$2,349	$-	$(76)	$2,273
Government Sponsored Enterprises residential mortgage-backed securities	2,737	21	(18)	2,740
Investments in money market funds	132	-	-	132
	$5,218	$21	$(94)	$5,145

Upon the adoption of ASU 2016-01, the balance of money market funds was reclassified into cash and cash equivalents on the Consolidated Balance Sheet.

In 2018 and 2017, no securities were called. There were no sales of securities in 2018 and 2017.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

3. INVESTMENTS - Continued

December 31, 2018 (in thousands):

	Number	Less than 12 months		12 months or longer		Total
Description of	Of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	Losses	Value	Losses

U.S. Government
agency securities	7	$-	$-	$2,277	$(72)	$2,277	$(72)

Mortgage backed
Securities	14	718	(10)	1,299	(44)	2,017	(54)
Total temporarily
impaired investment
Securities	21	$718	$(10)	$3,576	$(116)	$4,294	$(126)

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

U.S. Government and Agency Securities. Unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by market rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018 and 2017.

Residential Government Sponsored Enterprise Mortgage-Backed Securities. Unrealized losses on the Company’s investment in government sponsored enterprise mortgage-backed securities were caused by market rate changes. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018 and 2017.

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

December 31, 2018 and 2017

3. INVESTMENTS - Continued

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

Maturities of investment securities at December 31, 2018 were as follows. Expected maturities may differ from contractual maturities because the underlying mortgages supporting mortgage backed securities may be prepaid without any penalties. Consequently, mortgage-backed securities are not presented by maturity category.

(In 000’s)	Amortized	Fair
	Cost	Value
Due in one year	$-	$-
Due after one year through five years	2,349	2,277
Due after five years through ten years	-	-
Government-sponsored enterprises residential mortgage-backed securities	2,349	2,304
	$4,698	$4,581

As of December 31, 2018 and 2017, investment securities with a carrying value of $3,668,000 and $4,297,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the net loans is as follows:

	December 31,	December 31,
(In 000’s)	2018	2017
Commercial and industrial:
Commercial	$1,055	$909
SBA loans	18	19
Asset-based	472	870
Total commercial and industrial	1,545	1,798
Commercial real estate:
Commercial mortgages	9,532	11,671
SBA loans	248	669
Construction	-	419
Religious organizations	7,257	8,630
Total commercial real estate	17,038	21,389
Consumer real estate:
Home equity loans	628	641
Home equity lines of credit	15	17
1-4 family residential mortgages	583	1,071
Total consumer real estate	1,226	1,729
Consumer and other:
Student loans	622	700
Other	112	109
Total consumer and other	734	809
Allowance for loan losses	(278)	(180)
Loans, net	$20,265	$25,545

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

At December 31, 2018 there was no unearned discount. At December 31, 2017, the unearned discount totaled $10,858, and is included in the related loan accounts.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed as cash flow loans first and secondarily as loans secured by real estate. Commercial real estate loans typically have higher principal amounts and the repayment of these loans is dependent on the successful operation of property securing the loan or business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The Bank tracks the level of owner occupied versus nonowner-occupied loans. Typically, owner-occupied real estate loans represent less risk for the Bank.

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

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

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

The Bank performs an annual loan review by an independent third-party firm that reviews and validates the credit risk program. The results of these reviews are presented to the board and management. The loan review process reinforces the risk identification and assessment decisions made by lenders and credit administration personnel, as well as the Bank’s policies and procedures.

Concentrations of Credit. The Bank’s loan portfolio is concentrated in commercial real estate and commercial and industrial loans. Approximately $16.2 million of these loans are secured by owner occupied commercial real estate as of December 31, 2018. The Bank continues to have a significant concentration in lending to religious organizations for which total loans at December 31, 2018 were $7.3 million, or 35%, of the loan portfolio.

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

	2018	2017
Balance outstanding at December 31,	$679,612	$866,934
Principal additions (affiliations)	-	-
Disaffiliations	-	-
Principal reductions	(224,288)	(187,322)
Balance outstanding at December 31,	$455,324	$679,612

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

An age analysis of past due loans, segregated by class of loans, as of December 31, 2018 is as follows:

(In 000’s)
		Accruing
	Loans	Loans 90 or
	30-89 Days	More Days		Total Past	Current
	Past Due	Past Due	Nonaccrual	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,055	$1,055
SBA loans	-	-	18	18	-	18
Asset-based	-	-	76	76	396	472
Total commercial and industrial	-	-	94	94	1,451	1,545

Commercial real estate:
Commercial mortgages	-	45	902	947	8,585	9,532
SBA loans	-	-	69	69	179	248
Construction	-	-	-	-	-	-
Religious organizations	-	-	179	179	7,078	7,257
Total commercial real estate	-	45	1,150	1,195	15,843	17,038

Consumer real estate:
Home equity loans	-	150	281	431	197	628
Home equity lines of credit	-	-	-	-	15	15
1-4 family residential mortgages	-	-	85	85	498	583
Total consumer real estate	-	150	366	516	710	1,226

Consumer and other:
Student loans	14	57	-	71	551	622
Other	1	-	-	1	111	112
Total consumer and other	15	57	-	72	662	734

Total loans	$15	$252	$1,661	$1,928	$18,615	$20,543

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

An age analysis of past due loans, segregated by class of loans, as of December 31, 2017 is as follows:

(In 000’s)
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

The Company records partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss. To date, these charge-offs have only included the unguaranteed portion of Small Business Administration (“SBA”) loans. Specific reserves are allocated to cover “other-than-permanent”impairment for which the underlying collateral value may fluctuate with market conditions. In 2018 and 2017, the Bank made partial charge-offs totaling approximately $18,000 and $52,000, respectively, related several impaired commercial real estate loans. Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

Year-end 2018 impaired loans are set forth in the following table.

(In 000’s)
	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans
Commercial and industrial:
Commercial	$213	$-	$213	$213	$81	$213	$2
SBA	-	-	-	-	-	-	-
Asset based	76	-	76	76	14	76	-
Total Commercial and industrial	289	-	289	289	95	289	2

Commercial real estate:
Commercial mortgages	898	739	159	898	13	948	-
SBA Loans	71	71	-	71	-	74	-
Religious Organizations	179	-	179	179	31	182	-
Total Commercial real estate	1,148	810	338	1,148	44	1,204	-

Total Loans	$1,437	$810	$627	$1,437	$139	$1,493	$2

Year-end 2017 impaired loans are set forth in the following table.

(In 000’s)
	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average	Interest recognized
	Principal	With No	With	Recorded	Related	Recorded	on impaired
	Balance	Allowance	Allowance	Investment	Allowance	Investment	loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$-	$14	$30
SBA	-	-	-	-	-	-	-
Asset based	76	76	-	76	-	256	-
Total Commercial and industrial	-	-	-	-	-	270	30

Commercial real estate:
Commercial mortgages	933	933	-	933	-	1,215	-
SBA Loans	81	81	-	81	-	208	10
Religious Organizations	187	187	-	187	-	191	-
Total Commercial real estate	1,201	1,201	-	1,201	-	1,613	10

Total Loans	$1,277	$1,277	$-	$1,277	$-	$1,883	$40

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

Credit Quality Indicators. For commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality. Each loan’s internal risk weighting is assigned at origination and updated at least annually and more frequently if circumstances warrant a change in risk rating. The Bank uses a 1 through 8 loan grading system that follows regulatory accepted definitions as follows:

•	Risk ratings of “1” through “3” are used for loans that are performing and meet and are expected to continue to meet all of the terms and conditions set forth in the original loan documentation and are generally current on principal and interest payments. Loans with these risk ratings are reflected as “Good/Excellent” and “Satisfactory” in the following table.

•	Risk ratings of “4” are assigned to “Pass/Watch” loans which may require a higher degree of regular, careful attention. Borrowers may be exhibiting weaker balance sheets and positive but inconsistent cash flow coverage. Borrowers in this classification generally exhibit a higher level of credit risk and are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Loans with this rating would not normally be acceptable as new credits unless they are adequately secured and/or carry substantial guarantors. Loans with this rating are reflected as “Pass” in the following table.

•	Risk ratings of “5” are assigned to “Special Mention” loans that do not presently expose the Bank to a significant degree of risks, but have potential weaknesses/deficiencies deserving Management’s closer attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. No loss of principal or interest is envisioned. Borrower is experiencing adverse operating trends, which potentially could impair debt, services capacity and may necessitate restructuring of credit. Secondary sources of repayment are accessible and considered adequate to cover the Bank’s exposure. However a restructuring of the debt should result in repayment. The asset is currently protected, but is potentially weak. This category may include credits with inadequate loan agreements, control over the collateral or an unbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized but exceptions are considered material. These borrowers would have limited ability to obtain credit elsewhere.

•	Risk ratings of “6” are assigned to ‘Substandard” loans which are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets must have a well-defined weakness. They are characterized by the distinct possibility that some loss is possible if the deficiencies are not corrected. The borrower’s recent performance indicated an inability to repay the debt, even if restructured. Primary source of repayment is gone or severely impaired and the Bank may have to rely upon the secondary source. Secondary sources of repayment (e.g., guarantors and collateral) should be adequate for a full recovery. Flaws in documentation may leave the bank in a subordinated or unsecured position when the collateral is needed for the repayment.

•	Risk ratings of “7” are assigned to “Doubtful” loans which have all the weaknesses inherent in those classified “Substandard” with the added characteristic that the weakness makes the collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable. The borrower’s recent performance indicates an inability to repay the debt. Recovery from secondary sources is uncertain. The possibility of a loss is extremely high, but because of certain important and reasonably- specific pending factors, its classification as a loss is deferred.

•	Risk rating of “8” are assigned to “Loss” loans which are considered non-collectible and do not warrant classification as active assets. They are recommended for charge-off if attempts to recover will be long term in nature. This classification does not mean that an asset has no recovery or salvage value, but rather, that it

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(In 000’s)	Commercial Loans, December 31, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$592	$-	$-	$213	$-	$1,055
SBA loans	-	-	-	-	18	-	18
Asset-based	-	272	124	-	-	76	472
	250	864	124	-	231	76	1,545
Commercial real estate:
Commercial mortgages	-	5,814	2,759	52	703	204	9,532
SBA Loans	-	179	-	-	69	-	248
Construction	-	-	-	-	-	-	-
Religious organizations	24	5,041	2,013	-	180	-	7,258
	24	11,034	4,772	52	952	204	17,038

Total commercial loans	$274	$11,898	$4,896	$52	$1,183	$280	$18,583

	Residential Mortgage and Consumer Loans December 31, 2018

	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$197	$431	$628
Home equity line of credit	15	-	15
1-4 family residential mortgages	498	85	583
	710	516	1,226

Consumer Other:
Student loans	565	57	622
Other	112	-	112
	677	57	734

Total consumer loans	$1,387	$573	$1,960

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

(In 000’s)	Commercial Loans, December 31, 2017
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$423	$-	$19	$217	$-	$909
SBA loans	-	-	19	-	-	-	19
Asset-based	-	549	152	-	93	76	870
	250	972	171	19	310	76	1,798
Commercial real estate:
Commercial mortgages	-	7,876	2,764	17	797	217	11,671
SBA Loans	-	588	-	-	81	-	669
Construction	-	419	-	-	-	-	419
Religious organizations	48	7,560	835	-	187	-	8,630
	48	16,049	3,599	17	1,065	217	21,389

Total commercial loans	$298	$17,021	$3,770	$36	$1,375	$293	$23,187

	Residential Mortgage and Consumer Loans December 31, 2017
	Performing	Nonperforming	Total
Consumer Real Estate:
Home equity	$229	$412	$641
Home equity line of credit	17	-	17
1-4 family residential mortgages	1,023	48	1,071
	1,269	460	1,729

Consumer Other:
Student loans	645	55	700
Other	108	1	109
	753	56	809

Total consumer loans	$2,022	$516	$2,538

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

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

All of these factors may be susceptible to significant change. There were no changes in qualitative factors in 2018. There was a decrease in the historical loss factor for commercial and industrial loans in 2017 as a result of no charge-offs during the eight rolling quarters. In addition, the average balance of commercial and industrial loans declined because of loan paydowns and a shift in strategy away from this loan type. There were no changes in qualitative factors. The overall result was a reduction in the general reserve requirement for commercial and industrial loans.

There was a decrease in the historical loss factor for consumer real estate loans when comparing in 2017 as a result of a reduction in the average balance of consumer real estate loans declined as a result of loan paydowns coupled with a shift in strategy away from this loan type. There were no changes in qualitative factors. The overall result was a reduction in the general reserve requirement for consumer real estate loans.

To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

According to the Bank’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for loan losses as soon as a loan is recognized as uncollectible. All credits that are 90 days or more past due must be analyzed for the Bank’s ability to collect the outstanding principal and/or interest. Once a loss is known to exist, the charge-off approval process must be followed for all loan types. An analysis of the activity in the allowance for loan losses for the years 2018 and 2017 is as follows:

(in 000’s)	Year to Date ended December 31, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Provision for possible loan losses	300	(3)	(6)	(7)	33	317

Charge-offs	(208)	(18)	-	(8)	-	(234)
Recoveries	3	5	-	7	-	15
Net charge-offs	(205)	(13)	-	-	-	(219)

Ending balance	$102	$139	$4	$-	$33	$278

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

(in 000’s)	Year to Date ended December 31, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total
Beginning balance	$68	$179	$10	$11	$32	$300
Credit for possible loan losses	(65)	28	(10)	(3)	(32)	(82)

Charge-offs	-	(52)	(18)	(5)	-	(75)
Recoveries	4	-	28	5	-	37
Net charge-offs	4	(52)	10	-	-	(38)

Ending balance	$7	$155	$10	$8	$-	$180

There was an increase in the historical loss factor for commercial and industrial loans when comparing 2017 and 2018 due to net charge-off activity; however, this increase was offset by a decline in the average balances because of a reduction in loan balances as the Bank shifted away from non-SBA commercial and industrial loan originations. There were no changes in qualitative factors. The overall result was the general reserve requirement for commercial and industrial loans remained relatively unchanged from 2017.

There was a decrease in the historical loss factor for consumer installment loans when comparing 2017 and 2018 as a result of net recoveries coupled with a reduction in the average balance of consumer installment loans as a result of loan paydowns without replacement as the Bank no longer originates consumer loans. There were no changes in qualitative factors. The overall result was a reduction in the general reserve requirement for consumer real estate loans.

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

(in 000’s)	Year to Date ended December 31, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total
Period-end amount allocated to:

Loans individually evaluated for impairment	$95	$44	$-	$-	$-	$139
Loans collectively evaluated for impairment	7	95	4	-	33	139
	$102	$139	$4	$-	$33	$278

Loans, ending balance:
Loans individually evaluated for impairment	$289	$1,148	$-	$-	$-	$1,437
Loans collectively evaluated for impairment	1,256	15,890	1,226	734	-	19,106
Total	$1,545	$17,038	$1,226	$734	$-	$20,543

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

4. LOANS AND ALLOWANCE FOR LOAN LOSSES - Continued

(in 000’s)	Year to Date ended December 31, 2017
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans other	Unallocated	Total
Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Loans collectively evaluated for impairment	7	155	10	8		180
	$7	$155	$10	$8	$-	$180

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,201	$-	$-	$-	$1,277
Loans collectively evaluated for impairment	1,722	20,188	1,729	809		24,448
Total	$1,798	$21,389	$1,729	$809	$-	$25,725

Troubled debt restructurings (“TDRs”). TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal. The terms of these loans do not include any financial concessions and are consistent with the current market. Management reviews all loan modifications to determine whether the modification qualifies as a TDR (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties). Based on this review and evaluation, none of the loans modified during 2018 and 2017 met the criteria of a TDR. In addition, the Company had no loans classified as TDRs at December 31, 2018 and 2017.

5. BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows at December 31:

(In 000’s)	Estimated
	useful life	2018	2017

Leasehold improvements	10-15 years	$834	$832
Furniture and equipment	3- 7 years	1,457	1,439
		2,291	2,271
Less accumulated depreciation		(2,128)	(1,968)
		$163	$303

Depreciation expense on fixed assets totaled $160,261 and $185,882 for the years ended December 31, 2018 and 2017, respectively.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

5. BANK PREMISES AND EQUIPMENT - Continued

The Bank leases its facilities and certain equipment under non-cancelable operating lease agreements. The amount of expense for operating leases for the years ended December 31, 2018 and 2017 was $473,767 and $477,689, respectively. Future minimum lease payments under operating leases are as follows:

(In 000’s)

Year ending December 31,	Operating leases
2019	$515
2020	438
2021	447
2022	455
2023	316
Thereafter	-

Total minimum lease payments	$2,171

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

The following schedule reflects the components of other real estate owned at December 31, 2018 and 2017:

(in 000’s)
	2018	2017
Commercial real estate	$168	$294
Residential real estate	224	332
Total	$392	$626

A summary of the change in other real estate owned follows:

(in 000’s)	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning Balance	$626	$447
Additions, transfers from loans	-	184
Sales	(229)	-
Subtotal	397	631
Write-downs	(5)	(5)
Ending Balance	$392	$626

There was no residential real estate in the process of foreclosure as of December 31, 2018 and 2017.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

7. DEPOSITS

At December 31, 2018, the scheduled maturities of time deposits (certificates of deposit) are as follows:

(In 000’s)	2019	$ 7,010
	2020	499
	2021	116
	2022	136
	2023	84
	Thereafter	22

		$ 7,867

The Company has a significant deposit relationship with the City of Philadelphia for which deposits totaled approximately $2.5 million at December 31, 2018. Total deposits in excess of $250,000 totaled approximately $12,820,000 and $17,010,000 at December 31, 2018 and 2017, respectively. Additionally, deposits held by related parties totaled $223,246 at December 31, 2018.

8. BORROWINGS

At December 31, 2018, the Bank has the ability to borrow up to $700,000 on a fully secured basis at the Discount Window of the Federal Reserve Bank for which the Bank currently has $750,000 in securities pledged. As of December 31, 2018 and 2017, the Bank had no borrowings outstanding.

9. INCOME TAXES

At December 31, 2018, the Bank has net operating loss carry forwards of approximately $11,763,000 for income tax purposes that expire in 2024 through 2038.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. For financial reporting purposes, a valuation allowance of $2,755,000 and $2,505,700 as of December 31, 2018 and 2017, respectively, has been recognized to offset the net deferred tax assets related to the cumulative temporary differences and the tax loss carry forwards. Significant components of the Bank’s net deferred tax assets are as follows:

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

9. INCOME TAXES - Continued

	December 31,
(in 000’s)	2018	2017

Deferred tax assets (liabilities):
Provision for loan losses	$29	$7
Unrealized (loss) gain on investment securities	(25)	(15)
Depreciation	37	(22)
Net operating carryforwards	2,459	2,243
Other, net	230	278
Valuation allowance for deferred tax assets	(2,755)	(2,506)
Net deferred tax assets	$(25)	$(15)

	2018	2017
Effective rate reconciliation:
Tax at statutory rate (21% in 2018, 34% in 2017)	$(312)	$(109)
Change in tax rate	-	1,551
Nondeductible expenses	6	8
Increase in valuation allowance	290	(1,371)
True-up of NOL	6	(74)
Other	10	(5)
Total tax expense	$-	$-

At December 31, 2018 and 2017, no valuation allowance was recorded for the deferred tax asset related to the unrealized holding losses on securities available-for-sale because the Company had the intent and the ability to hold these securities until recovery of the unrealized losses, which may be at maturity. The Company will continue to monitor its deferred tax position and may make changes to the valuation allowance recorded as circumstances change.

Management has evaluated the Bank’s tax positions and concluded that the Bank has taken no uncertain tax positions that require adjustment to the financial statements. With few exceptions, as of December 31, 2018, the Bank is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years before 2014.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

10. FINANCIAL INSTRUMENT COMMITMENTS - Continued

A summary of the Bank’s financial instrument commitments is as follows:

	2018	2017
Commitments to extend credit	$1,903,000	$4,670,000
Outstanding letters of credit	45,000	317,000

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

11. FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Level 1 Inputs

•	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs

•	∙Quoted prices for similar assets or liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in markets that are not active.

Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (e.g., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

11. FAIR VALUE MEASUREMENTS - Continued

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

As of December 31, 2018 and 2017, the fair value of the Bank’s available-for-sale securities portfolio was approximately $4,581,000 and $5,145,000 respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States. The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and model-based valuation techniques for which the significant assumptions can be corroborated by market data. There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2018 or 2017.

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

11. FAIR VALUE MEASUREMENTS - Continued

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities
available-for-sale:
U.S. Government agency securities	$2,277	$-	$2,277	$-

Government Sponsored Enterprises residential mortgage-backed securities	2,304	$-	2,304	-

Total	$4,581	$-	$4,581	-

Loans held for sale	$10,073	$-	$10,073	-

Loans held at fair value	$5,420	$-	$-	$5,420

Servicing asset	$313	$-	$-	$313

(in 000’s)		Fair Value Measurements at Reporting Date Using:
	Assets/Liabilities Measured at Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities
available-for-sale:
U.S. Government agency securities	$2,273	$-	$2,273	$-

Government Sponsored Enterprises residential mortgage-backed securities	2,740	-	2,740	-

Money Market Funds	132	132	-
Total	$5,145	$132	$5,013	-

Loans held for sale	$10,297	$-	$10,297	$-

Loans held at fair value	$4,451	$-	$-	$4,451

Servicing asset	$319	$-	$-	$319

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

11. FAIR VALUE MEASUREMENTS - Continued

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include estimated cash flows, prepayment speeds, average projected loss rate, recovery rates, and discount rates as follows:

(in 000’s

Assets measured at fair value	December 31, 2018 Fair value	December 31, 2017 Fair value	Principal valuation techniques	Significant observable inputs	December 31, 2018 Range of inputs (weighted average)	December 31, 2017 Range of inputs
Loans held at fair value:	$5,420	$4,451	Discounted cash flow	Constant prepayment rate	0% to 16.5% (10.35%)	8.54% to 10.41%
				Weighted average life	2.04 yrs. to 6.89 yrs. (4.36 yrs.)	2.67 yrs. to 9.29 yrs.
				Discount rate	5.49% to 9.76% (7.86%)	9.00% to 11.62%
				Projected default rate	1.07% to 10.12% (3.57%)	0.75% to 7.61%
				Projected recovery rate	9.66% to 51.86% (30.69%)

 (in 000’s)

Assets measured at fair value	December 31, 2018 Fair value	December 31, 2017 Fair Value	Principal valuation techniques	Significant observable inputs	December 31, 2018 Range of inputs (weighted average)	December 31, 2017 Range of inputs
Servicing asset	$313	$319	Discounted cash flow	Constant prepayment rate	4.94% to 15.92% (10.66%)	5.58% to 10.67%
				Weighted average life	2.04 yrs. to 6.77 yrs. (4.35 yrs.)	2.67 yrs. to 9.09 yrs.
				Weighted average discount rate	11.38% to 19.61% (15.08%)	11.75% to 19.74%

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

Loans Held at Fair Value:

(in 000’s)	2018	2017
Balance at December 31,	$4,451	$4,207
Origination of loans	1,420	816
Principal repayments	(221)	(191)
Change in fair value	(230)	(381)
Balance at December 31,	$5,420	$4,451

Servicing Asset:

(in 000’s)	2018	2017
Balance at December 31,	$319	$313
Additions related to new loan origination	49	57
Change in fair value	(55)	(51)
Balance at December 31,	$313	$319

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

11. FAIR VALUE MEASUREMENTS - Continued

The following table presents the assets and liabilities carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2018, for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2018.

Carrying Value at December 31, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$324	$-	$-	$324
Other real estate owned	$153	$-	$-	$153

The following table presents the assets carried on the consolidated balance sheets by level within the fair value hierarchy as of December 31, 2017 for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2017.

Carrying Value at December 31, 2017:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$134	$-	$-	$134
Other real estate owned	$626	$-	$-	$626

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At December 31, 2018 and December 31, 2017, the fair values shown above exclude estimated selling costs of $ 15,000 and $16,000, respectively.

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

December 31, 2018 and 2017

11. FAIR VALUE MEASUREMENTS - Continued

Fair Value of Financial Instruments

FASB ASC Topic 825 “Disclosure About Fair Value of Financial Instruments”, requires the disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value of financial instruments not previously disclosed are depicted below:

(in 000’s)

	Level in	2018		2017
	Value	Carrying	Fair	Carrying	Fair
Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and cash equivalents	Level 1	$8,438	$8,438	$11,671	$7,803
Loans, net of allowance for loan losses	(1)	20,265	21,979	25,545	26,617
Accrued interest receivable	Level 2	153	153	153	141
Liabilities:
Demand deposits	Level 2	29,816	29,816	34,610	28,497
Savings deposits	Level 2	10,589	10,589	11,505	11,735
Time deposits	(2)	7,867	7,757	9,339	10,395
Accrued interest Payable	Level 2	17	17	14	11

(1)	Level 2 for non-impaired loans; Level 3 for certain impaired loans.
(2)	Level 1 for variable rate instruments, Level 3 for fixed rate instruments

12. REVENUE RECOGNITION

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including gains on the sale of loans, the change in fair value of financial instruments, are not within the scope of Topic 606. As a result, no changes were made during the period related to these sources of revenue.

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

Loan Syndication Fees – The Company contracts with certain corporate entities as an arranging institution for loan syndications whereby a fee is earned by the Company for soliciting, assembling, and obtaining commitments from other lenders related to certain facilities of the corporate entity. A portion of the fee is paid as an up-front payment for acting as the arranger, which is earned and recognized on the date the contract is signed without further commitment. Another

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

12. REVENUE RECOGNITION - Continued

portion of the fee is earned, and generally paid, upon completion of the loan syndication arrangement which is the performance obligation for that portion of the fee.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018 and 2017.

	December 31,
	2018	2017
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$409	$397
ATM Fee Income	101	120
Loan Syndication Fees	150	154
Other income	37	48
Noninterest income (in-scope of Topic 606)	697	719
Noninterest income (out-of-scope of Topic 606)	(189)	772
Total noninterest income	$508	$1,491

13. CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY

Condensed Balance Sheets

(Dollars in thousands)	2018	2017
Assets:
Cash and cash equivalents	$31	$38
Investment in United Bank of Philadelphia	1,728	3,242
Total assets	$1,759	$3,280
Shareholders’ equity:
Preferred stock	$1	$1
Common stock	8	8
Additional paid-in capital	15,677	15,677
Accumulated deficit	(13,834)	(12,349)
Accumulated other comprehensive loss	(93)	(57)

Total shareholders’ equity	$1,759	$3,280

 Condensed Statements of Operations

Years ended December 31,
(Dollars in thousands)	2018	2017
Net loss	$(7)	$(12)
Equity in net loss of subsidiary	(1,479)	(307)
Net loss	$(1,486)	$(319)

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

13. CONSOLIDATED FINANCIAL INFORMATION—PARENT COMPANY ONLY - Continued

Years ended December 31,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(1,486)	$(319)
Adjustments:
Equity in net loss of subsidiary	1,479	307
Net cash used in operating activities	(7)	(12)
Cash flows from investing activities:
Investment in subsidiary	-	(875)
Total cash flows from investing activities	-	(75)
Cash flows from financing activities:
Issuance of Series B Preferred Stock	-	925
Total cash flows from financing activities	(7)	925
Cash and cash equivalents at beginning of year	38	-
Cash and cash equivalents at end of year	$31	$38

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

The most recent notification as of December 31, 2018, from the FDIC and PADOB categorized the Bank as “under-capitalized” under the regulatory framework for prompt and corrective action due to the Consent Orders described below. The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

14. REGULATORY MATTERS - Continued

The Company and the Bank’s actual capital amounts and ratios are as follow as of December 31, 2018:

(In 000’s)	Actual		Minimum to be Well Capitalized		Minimum to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$1,817	6.48%	N/A		$3,338	10.22%
Bank	1,777	6.34	2,803	10.00%	3,300	10.11
Tier I capital to risk weighted assets
Company	1,539	5.49	N/A		3,158	9.67
Bank	1,499	5.35	2,242	8.00%	3,120	9.56
Common equity Tier I capital to risk weighted assets
Company	1,539	5.49	N/A		3,158	9.67
Bank	1,499	5.35	1,822	6.50%	3,120	9.56
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	1,539	3.08	N/A		3,158	5.58
Bank	1,499	3.00	2,502	5.00%	3,120	5.51

The Company and the Bank’s actual capital amounts and ratios are as follow as of December 31, 2017:

(In 000’s)	Actual		Minimum to be Well Capitalized		Minimum to be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,338	10.22%	N/A
Bank	3,300	10.11	3,265	10.0%	$2,612	8.00%
Tier I capital to risk weighted assets
Company	3,158	9.67	N/A
Bank	3,120	9.56	2,612	8.00%	1,959	6.00%
Common equity Tier I capital to risk weighted assets
Company	3,158	9.67	N/A
Bank	3,120	9.56	2,122	6.50%	1,469	4.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	3,158	5.58	N/A
Bank	3,120	5.51	2,829	5.00%	2,263	4.00%

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

The Orders will remain in effect until modified or terminated by the FDIC and the Department and do not restrict the Bank from transacting its normal banking business. The Bank will continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. Customer deposits

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

14. REGULATORY MATTERS – Continued

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

•	Increase participation of the Bank’s board of directors in the Bank’s affairs by having the board assume full responsibility for approving the Bank’s policies and objectives and for supervising the Bank’s management;
•	Have and retain qualified management, and notify the FDIC and the Department of any changes in the Bank’s board of directors or senior executive officers. Add two additional board members with banking experience.
•	Complete audited financial statements for 2016, 2017, and 2018.
•	Formulate and implement a Restoration/Strategic Plan to increase profitability reduce expenses and improve operating performance and related ratios.
•	Develop and implement a Strategic Plan for each year during which the orders are in effect, to be revised Develop a written capital plan detailing the manner in which the Bank will meet and maintain a ratio of Tier 1 capital to total assets (“leverage ratio”) of at least 8.5% and a ratio of qualifying total capital to risk-weighted assets (total risk-based capital ratio) of at least 12.5%, by September 2019;
•	Formulate a written plan to improve asset quality and reduce the Bank’s risk positions in assets classified as “Doubtful” or “Substandard” at its regulatory examination;
•	Eliminate all assets classified as “Loss” at its current regulatory examination;
•	Refrain from accepting any brokered deposits; Prepare and submit quarterly reports to the FDIC and the Department detailing the actions taken to secure compliance with the Orders.
•	Refrain from paying cash dividends without prior approval of the FDIC and the Department;

As of December 31, 2018 and December 31, 2017, the Bank’s tier one leverage capital ratio was 3.00% and 5.51%, respectively, and its total risk-based capital ratio was 6.34% and 10.11%, respectively. These ratios are below the levels required by the Consent Orders. Management is in the process of addressing all matters outlined in the Consent Orders. The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.
•	External equity investments—During 2017, the Company received external investments of $925,000 and from other financial institutions. In May 2021, the Company received a $600,000 capital investment from another financial institution.
•	Performance grants---Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention. The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.
•	Other grants---In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic. Approximately $2.8 million of this grant was recorded as grant revenue and $617,000 was recorded as deferred revenue. The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

14. REGULATORY MATTERS – Continued

Further, in August 2021, the Bank was awarded a grant totaling $1,286,000 from the US Treasury’s CDFI Rapid Response Program that was geared to strengthen the Bank as the economy recovers from the effects of the COVID-19 pandemic. This grant resulted in further improvement in the Bank’s capital ratios.

As a result of the above actions, management believes that the Bank has and will be able to comply with the terms and conditions of the Orders. As of March 31, 2022, the Bank’s total risk-based capital ratio and Tier 1 risk-based capital ratios were 23.01% and 9.83%, respectively.

15. COMMITMENTS AND CONTINGENCIES

The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

16. SUBSEQUENT EVENTS

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio. At December 31, 2019, the Bank’s tier one leverage capital ratio was 5.66% and its total risk-based capital ratio was 11.91% that is considered “adequately capitalized” under the regulatory framework for prompt and corrective action. The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses and fair value write-downs may have an adverse effect on its capital ratios. During the year ended December 31, 2019, there were write-downs of loans held at fair value totaling approximately $639,000 primarily related to credit deterioration on the Bank’s SBA loan portfolio.

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

In May 2021, the Company received an external investment of $600,000 from another financial institution from the issuance of a combination of Common voting and Series C Preferred Stock. Further, in August 2021, the Bank was awarded a grant totaling $1,286,000 from the US Treasury’s CDFI Rapid Response Program that was geared to strengthen the Bank as the economy recovers from the effects of the COVID-19 pandemic.

At March 31, 2022, the Bank’s Tier 1 leverage ratio was 9.83% and its total risk-based capital ratio was 23.01% which is considered “well capitalized” under the regulatory framework for prompt and corrective action.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

17. EARNINGS PER SHARE COMPUTATION

Net income (loss) per common share is calculated as follows:

	Year ended December 31, 2018
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(1,485,637)
Basic EPS
Income attributable to common stockholders	$(1,485,637)	826,921	$(1.80)
Diluted EPS
Income attributable to common stockholders	$(1,485,637)	826,921	$(1.80)

	Year ended December 31, 2017
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Net loss	$(319,426)
Basic EPS
Income attributable to common stockholders	$(319,426)	826,921	$(0.39)
Diluted EPS
Income attributable to common stockholders	$(319,426)	826,921	$(0.39)

There were no common stock equivalents for the years December 31, 2018 and 2017.

The preferred stock is non-cumulative and the Company is restricted from paying dividends. Therefore, no effect of the preferred stock is included in the earnings per share calculations.

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

18. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the company’s consolidated results of operations during 2018 and 2017, on a quarterly basis:

(Dollars in thousands)

	2018
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$708	$678	$675	$618
Interest expense	19	19	20	20
Net interest income	689	659	654	598
Provision (credit) for loan losses	272	20	5	20
Net interest after provision (credit) for loan losses	417	639	649	578
Noninterest income	(419)	392	221	314
Noninterest expense	1,077	1,089	1,023	1,090
Net income (loss)	$(1,079)	$(57)	$(152)	$(198)
Basic income (loss) per common share	$(1.31)	$(0.07)	$(0.18)	$(0.24)
Diluted income (loss) per common share	$(1.31)	$(0.07)	$(0.18)	$(0.24)

(Dollars in thousands)

	2017
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$651	$674	$583	$633
Interest expense	20	19	16	17
Net interest income	631	655	567	616
Provision (credit) for loan losses	9	(15)	(46)	(30)
Net interest after provision (credit) for loan losses	622	670	613	646
Noninterest income	453	490	307	241
Noninterest expense	1,105	1,131	1,035	1,090
Net (loss) income	$(30)	$29	$(115)	$(203)
Basic (loss) income per common share	$(0.03)	$0.03	$(0.14)	$(0.25)
Diluted (loss) income per common share	$(0.03)	$0.03	$(0.14)	$(0.25)

19. GOING CONCERN

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $1,486,000 and $319,000 for the years ended December 31, 2018 and 2017, respectively. Further, the Company has entered into Consent Orders with the FDIC and the Department that, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk-based capital ratio to 12.50%. As of December 31, 2018, the Bank’s Tier 1 leverage capital ratio was 3.00% and its total risk-based capital ratio was 6.34%, which is considered “under- capitalized”. The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory

UNITED BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2018 and 2017

19. GOING CONCERN - Continued

supervision and/or actions. The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders. The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern. This plan is primarily based on the following:

•	Increase earnings: Core profitability is essential to stop the erosion of capital. Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the recovery of SBA loan fair value write-downs and other cost reduction strategies. During 2018 and 2019, there were SBA fair value write-downs on defaulted loans that totaled approximately $1.2 million. Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that has resulted in the reversal of approximately $200,000 in fair value write-downs. In 2020, as a result of collection efforts as well as increased capital levels, there has been an improvement in asset quality ratios that comply with the Bank’s Consent Orders.

•	Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified sources of external capital that have been received in 2020 and 2021. This capital will be used to further strengthen the Bank’s balance sheet. As of March 31, 2022, the Bank’s tier one leverage capital ratio was 9.83% and its total risk-based capital ratio was 23.01%, which is considered “well - capitalized”.

•	Comply with the Consent Orders: Management has developed a Restoration Plan to address matters outlined in the Consent Orders including strengthening management, asset quality, profitability and capital. This plan received a “non-objection” from the Bank’s primary regulators in March 2021. Management plans to implement the Restoration Plan to comply with the terms and conditions of the Orders.

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

For the Year Ended December 31, 2018

UNITED BANCSHARES, INC.

