Form 10-Q
period 2019-03-31
UNITED BANCSHARES INC /PA
filed 2022-11-08
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

UNITED BANCSHARES INC /PA.
(Exact name of registrant as specified in its charter)

0-25976

Commission File Number

Pennsylvania	23-2802415
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

30 S. 15th Street, Suite 1200, Philadelphia, PA	19102
(Address of principal executive office)	(Zip Code)

(215) 351-4600

(Registrant’s telephone number, including area code)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

                United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $0.01 par value Common Stock and 500,000 shares of $0.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,442, 1,850, and 1,100 shares issued, respectively as of October 24, 2022.

                The Board of Directors designated a subclass of the common stock, Class B Common Stock, by filing of Articles of Amendment to its Articles of Incorporation on September 30, 1998.  This Class B Common Stock has all of the rights and privileges of Common Stock with the exception of voting rights.  Of the 2,000,000 shares of authorized Common Stock, 250,000 have been designated Class B Common Stock.  There is no market for the Common Stock.  As of October 24, 2022, the aggregate number of the shares of the Registrant’s Common Stock issued was 843,050.

FORM 10-Q

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

United Bancshares, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$1,646,967	$2,003,085
Interest-bearing deposits with banks	3,387,462	3,360,937
Federal funds sold and other cash equivalents	5,294,882	3,074,021
Cash and cash equivalents	10,329,311	8,438,043

Investment securities available-for-sale, at fair value	4,565,330	4,580,610

Loans held for sale	8,592,551	10,072,777

Loans held at fair value	5,394,047	5,420,004

Loans, net of unearned discounts and deferred fees	19,448,034	20,542,863
Less allowance for loan losses	(222,869)	(278,095)
Net loans	19,225,165	20,264,768

Operating lease right of use asset	1,824,729	-
Bank premises and equipment, net	144,807	163,124
Accrued interest receivable	164,240	152,953
Other real estate owned	235,571	391,571
Servicing asset	306,275	313,489
Prepaid expenses and other assets	437,057	397,284
Total assets	$51,219,083	$50,194,623

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$16,385,332	$16,216,607
Demand deposits, interest-bearing	12,812,508	13,599,641
Savings deposits	10,544,395	10,589,054
Time deposits, under $250,000	4,399,284	3,467,732
Time deposits, $250,000 and over	3,464,261	4,399,159
Total deposits	47,605,780	48,272,193

Operating lease liability	1,931,240	-
Accrued interest payable	25,591	17,376
Accrued expenses and other liabilities	115,804	145,308
Total liabilities	49,678,415	48,434,877

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(14,111,593)	(13,834,625)
Accumulated other comprehensive loss	(34,645)	(92,535)
Total shareholders’ equity	1,540,668	1,759,746
Total liabilities and shareholders’ equity	$51,219,083	$50,194,623

See accompanying notes to the unaudited consolidated financial statements.

United Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months ended March 31, 2019	Three Months ended March 31, 2018
Interest income:
Interest and fees on loans	$486,091	$546,462
Interest on investment securities	28,760	29,534
Interest on federal funds sold	27,592	41,310
Interest on interest bearing deposits with other banks	26,748	456
Total interest income	569,191	617,762

Interest expense:
Interest on time deposits	10,867	11,921
Interest on demand deposits	5,850	6,502
Interest on savings deposits	1,294	1,412
Total interest expense	18,011	19,835
Net interest income	551,180	597,927
(Credit) provision for loan losses	(52,000)	20,000

Net interest income after (credit) provision for loan losses	603,180	577,927

Noninterest income:
Customer service fees	93,074	100,089
ATM fee income	23,772	24,722
Gain on sale of loans	81,475	156,547
Net change in fair value of financial instruments	(52,909)	9,093
Loss on sale of other real estate	(20,211)	(2,082)
Servicing fees on loans	32,159	15,495
Other income	12,151	9,801
Total noninterest income	169,511	313,665

Noninterest expense:
Salaries, wages and employee benefits	328,822	400,054
Occupancy and equipment	216,476	255,042
Office operations and supplies	50,619	76,910
Marketing and public relations	2,332	18,562
Professional services	76,168	36,979
Data processing	106,781	101,435
Other real estate expense	9,830	13,835
Loan and collection costs	75,576	28,580
Deposit insurance assessments	9,353	25,000
Other operating	124,242	133,221
Total noninterest expense	1,000,199	1,089,618
Net loss before income taxes	$(227,508)	$(198,026)
Provision for income taxes	-	-
Net loss	$(227,508)	$(198,026)
Net loss per common share—basic and diluted	$(0.28)	$(0.24)
Weighted average number of common shares outstanding	826,921	826,921
Comprehensive loss:
Net loss	$(227,508)	$(198,026)
Unrealized gains (losses) on available for sale securities, net of taxes	57,890	(53,879)
Total comprehensive loss	$(169,618)	$(251,905)

See accompanying notes to the unaudited consolidated financial statements.

United Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2019

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(13,834,625)	$(92,535)	$1,759,746
Net loss	-	-	-	-	-	-	-	(227,508)	-	(227,508)
Cumulative effect of adoption of ASU 2016-02, Leases (Topic 842)								(49,460)		(49,460)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	57,890	57,890
Balance at March 31, 2019	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(14,111,593)	$(34,645)	$1,540,668

Three Months Ended March 31, 2018

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Equity
Balance at December 31, 2017	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,348,988)	$(57,396)	$3,280,522
Net loss	-	-	-	-	-	-	-	(198,026)	-	(198,026)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	-	(53,879)	(53,879)
Balance at March 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,547,014)	$(111,275)	$3,028,617

See accompanying notes to the unaudited consolidated financial statements.

United Bancshares, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

	2019	2018

Cash flows from operating activities:
Net loss	$(227,508)	$(198,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Credit) provision for loan losses	(52,000)	20,000
Amortization of premiums on investments	1,462	2,021
Loss on sale of other real estate	20,211	2,082
Amortization of servicing asset	24,198	34,083
Depreciation on fixed assets	21,598	49,033
Net change in fair value of financial instruments	52,909	(9,093)
Gain on sale of loans	(81,475)	(156,547)
Proceeds from the sale of loans held-for-sale	1,144,073	1,747,544
Loans originated for sale (net of payments)	390,675	(1,638,729)
Increase in accrued interest receivable and other assets	(68,044)	(5,842)
Increase in accrued interest payable and other liabilities	35,763	17,281
Net cash provided by (used in) operating activities	1,261,862	(136,193)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	71,708	257,894
Purchase of securities available-for-sale	-	(450)
Net decrease in loans	1,091,603	1,119,761
Proceeds from sale of other real estate	135,789	54,618
Purchase of bank premises and equipment	(3,281)	-
Net cash provided by investing activities	1,295,819	1,431,823

Cash flows from financing activities:
Net (decrease) increase in deposits	(666,413)	335,254
Net cash (used in) provided by financing activities	(666,413)	335,254
Net increase in cash and cash equivalents	1,891,268	1,630,884

Cash and cash equivalents at beginning of period	8,438,043	11,671,253

Cash and cash equivalents at end of period	$10,329,311	$13,302,137

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,796	$11,472
Investments transferred to other cash equivalents	$-	$131,981
Loans transferred from held for sale to held at fair value	$107,514	$398,138
Non-cash addition of operating lease right of use asset	$(1,824,729)	$-
Non-cash addition of operating lease liability	$1,931,240	$-

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(unaudited)

1. Significant Accounting Policies

United Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company’s principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the “Bank”).

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company’s Form 10-K for the fiscal year ended December 31, 2018 when reviewing this Form 10-Q.  Because this report is based on an interim period, certain information and footnote disclosures normally included in the Annual Report on Form 10-K have been condensed or omitted. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s consolidated financial position as of March 31, 2019 and December 31, 2018 and the consolidated results of its operations and its cash flows for the three months ended March 31, 2019 and 2018.

Management’s Use of Estimates

The preparation of the financial statements has been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, the fair value of loans held for sale and at fair value, valuation allowance for deferred tax assets, the carrying value of other real estate owned, the determination of other than temporary impairment for securities.

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

Loans Held for Sale

The Bank originates SBA loans for which the guaranteed portion is intended to be sold within a short period of time in the secondary market.  These loans are carried at fair value based on a loan-by-loan valuation using actual market bids.  Any change in the balance of the loan and its fair value is recorded as income or expense in each reporting period.  When the guaranteed portion of the loan is sold, the gain on the sale is reduced by the income previously recognized as part of the fair value adjustment.  SBA loans that are held for sale that fail to meet the criteria for SBA sale in the secondary market are transferred to loans held at fair value.

Loans Held at Fair Value

The Bank originates SBA loans for which the un-guaranteed portion is retained after the guaranteed portion is sold in the secondary market.  Management has elected to carry these loans at fair value in accordance with the irrevocable option permitted under Accounting Standards Codification (“ASC”) 825-10-25 Financial Instruments.  Fair value of these loans is estimated based on the present value of future cashflows for each asset based on their unique characteristics, market-based assumptions for prepayment speeds, discount rates, default and voluntary prepayments as well as assumptions for losses and recoveries. When a SBA loan held at fair value becomes nonperforming, the fair value estimate is based on the net liquidation value of collateral or the present value of future cashflows.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.   For financial reporting purposes, a valuation allowance of 100% of the net deferred tax asset, other than the asset/liability related to the available for sale investments, has been recognized to offset the net deferred tax assets related to cumulative temporary differences and tax loss carryforwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, an income tax benefit may be required to increase the recorded value of the net deferred tax asset to the expected realizable amount.

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

2. Net Loss Per Share

The calculation of net loss per share follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Basic:
Net loss available to common shareholders	$(227,508)	$(198,026)
Average common shares outstanding-basic	826,921	826,921
Net loss per share-basic	$(0.28)	$(0.24)
Diluted:
Average common shares-diluted	826,921	826,921
Net loss per share-diluted	$(0.28)	$(0.24)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, which is solely comprised of the unrealized gain or loss of available for sale investment securities:

	Three Months Ended March 31, 2019
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(117)	$25	$(92)
Unrealized holding gain arising during period	73	(15)	58
Other comprehensive income, net	73	(15)	58
Ending balance	$(44)	$10	$(34)

	Three Months Ended March 31, 2018
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(73)	$16	$(57)
Unrealized holding loss arising during period	(68)	14	(54)
Other comprehensive loss, net	(68)	14	(54)
Ending balance	$(141)	$30	$(111)

4. New Authoritative Accounting Guidance

Adoption of Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) — Targeted Improvements , which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and its related amendments as of January 1, 2019, which resulted in the recognition of operating right-of-use assets totaling $1,824,729, as well as operating lease liabilities totaling $1,931,239 estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The Company elected to adopt the transition relief provisions from ASU 2018-11 and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. The related policy elections made by the Company and the additional lease disclosures can be found in Note 8. The cumulative effect adjustment to retained earnings was a reduction of $49,460.

Effect of Upcoming Accounting Standards

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

5.  Investment Securities

The following is a summary of the Company’s investment portfolio:

(In 000’s)	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$2,349	$-	$(37)	$2,312
Government Sponsored Enterprises residential mortgage-backed securities	2,260	12	(19)	2,253
	$4,609	$12	$(56)	$4,565

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$2,349	$-	$(72)	$2,277
Government Sponsored Enterprises residential mortgage-backed securities	2,349	9	(54)	2,304
	$4,698	$9	$(126)	$4,581

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of March 31, 2019, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,312
Government Sponsored Enterprises residential mortgage-backed securities	2,260	2,253
	$4,609	$4,565

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three months ended March 31, 2019 and 2018.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2019:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$-	$-	$2,312	$(37)	$2,312	$(37)

Government Sponsored Enterprises residential mortgage-backed securities	10	-	-	1,549	(19)	1,549	(19)

Total temporarily impaired investment Securities	17	$-	$-	$3,861	$(56)	$3,861	$(56)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$-	$-	$2,277	$(72)	$2,277	$(72)

Government Sponsored Enterprises residential mortgage-backed securities	14	718	(10)	1,299	(44)	2,017	(54)

Total temporarily impaired investment Securities	21	$718	$(10)	$3,576	$(116)	$4,294	$(126)

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

As of March 31, 2019, and December 31, 2018, investment securities with a carrying value of $3,643,000 and $3,668,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	March 31, 2019	December 31, 2018
Commercial and industrial	$1,416	$1,545
Commercial real estate	16,155	17,038
Consumer real estate	1,172	1,226
Consumer loans other	705	734
Total loans	$19,448	$20,543

There were no unearned discounts at March 31, 2019 and December 31, 2018.

The determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance is the accumulation of three components that are calculated based on various independent methodologies that are based on management’s estimates.  The three components are as follows:

•	Specific Loan Evaluation Component – Includes the specific evaluation of impaired loans.
•	Historical Charge-Off Component – Applies an eight-quarter rolling historical charge-off rate to all portfolio segments of non-classified loans.
•	Qualitative Factors Component – The loan portfolio is broken down into portfolio segments, upon which multiple factors (such as delinquency trends, economic conditions, concentrations, growth/volume trends, and management/staff ability) are evaluated, resulting in an allowance amount for each of the sub classifications. The sum of these amounts comprises the Qualitative Factors Component.

All of these factors may be susceptible to significant change.  During the quarter ended March 31, 2019 the Bank did not change any of its qualitative factors in any segment of the loan portfolio.  In addition, the average historical loss factors were relatively unchanged as there were minimal net recoveries during the quarter. Credits to the provision for the three months ended March 31, 2019 were primarily related to decreases in the balance of loans, reductions in specific reserves for impaired loans, as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses.  To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   The following table presents an analysis of the allowance for loan losses.

(in 000’s)	For the Three months ended March 31, 2019
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$102	$139	$4	$-	$33	$278
Provision (credit) for loan losses	(5)	(38)	(7)	(2)	-	(52)

Charge-offs	(14)	-	-	-	-	(14)
Recoveries	2	-	7	2	-	11
Net (charge-offs) recoveries	(12)	-	7	2	-	(3)

Ending balance	$85	$101	$4	$-	$33	$223

(in 000’s)	For the Three months ended March 31, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Credit for loan losses	-	3	(4)	1	20	20

Charge-offs	-	-	-	(5)	-	(5)
Recoveries	1	-	-	6	-	7
Net recoveries	1	-	-	1	-	2

Ending balance	$8	$158	$6	$10	$20	$202

(in 000’s)	March 31, 2019
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:
Loans individually evaluated for impairment	$81	$-	$-	$-	$-	$81
Loans collectively evaluated for impairment	4	101	4	-	33	142
	$85	$101	$4	$-	$33	$223

Loans, ending balance:
Loans individually evaluated for impairment	$288	$1,142	$-	$-	$-	$1,430
Loans collectively evaluated for impairment	1,128	15,013	1,172	705	-	18,018
Total	$1,416	$16,155	$1,172	$705	$-	$19,448

(in 000’s)	December 31, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:
Loans individually evaluated for impairment	$95	$44	$-	$-	$-	$139
Loans collectively evaluated for impairment	7	95	4	-	33	139
	$102	$139	$4	$-	$33	$278

Loans, ending balance:
Loans individually evaluated for impairment	$289	$1,148	$-	$-	$-	$1,437
Loans collectively evaluated for impairment	1,256	15,890	1,226	734	-	19,106
Total	$1,545	$17,038	$1,226	$734	$-	$20,543

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of March 31, 2019 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000’s)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,067	$1,067
SBA loans	-	-	-	-	-	-
Asset-based	-	-	76	76	273	349
Total Commercial and industrial	-	-	76	76	1,341	1,416

Commercial real estate:
Commercial mortgages	457	-	882	1,339	7,515	8,914
SBA loans	-	-	67	67	175	242
Construction	-	-	-	-	-	-
Religious organizations	-	-	179	179	6,820	6,999
Total Commercial real estate	457	-	1,128	1,585	14,570	16,155

Consumer real estate:
Home equity loans	-	150	280	430	164	594
Home equity lines of credit	-	-	-	-	14	14
1-4 family residential mortgages	-	-	54	54	510	564
Total consumer real estate	-	150	334	484	688	1,172

Total real estate	457	150	1,462	2,069	15,258	17,327

Consumer and other:
Student loans	89	69	-	158	462	620
Other	-	2	-	2	83	85
Total consumer and other	89	71	-	160	545	705

Total loans	$546	$221	$1,538	$2,305	$17,144	$19,448

An age analysis of past due loans, segregated by class of loans, as of December 31, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000’s)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,055	$1,055
SBA Loans	-	-	18	18	-	18
Asset-based	-	-	76	76	396	472
Total Commercial and industrial	-	-	94	94	1,451	1,545

Commercial real estate:
Commercial mortgages	-	45	902	947	8,585	9,532
SBA loans	-	-	69	69	179	248
Construction	-	-	-	-	-	-
Religious organizations	-	-	179	179	7,078	7,257
Total Commercial real estate	-	45	1,150	1,195	15,843	17,038

Consumer real estate:
Home equity loans	-	150	281	431	197	628
Home equity lines of credit	-	-	-	-	15	15
1-4 family residential mortgages	-	-	85	85	498	583
Total consumer real estate	-	150	366	516	710	1,226

Total real estate

Consumer and other:
Student loans	14	57	-	71	551	622
Other	1	-	-	1	111	112
Total consumer and other	15	57	-	72	662	734

Total loans	$15	$252	$1,661	$1,928	$18,615	$20,543

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

The tables below detail the Bank’s loans by class according to their credit quality indicators discussed above.

(In 000’s)	Commercial Loans March 31, 2019
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$601	$-	$4	$212	$-	1,067
SBA loans	-	-	-	-	-	-	-
Asset-based	-	273	-	-	-	76	349
	250	874	-	4	212	76	1,416
Commercial real estate:
Commercial mortgages	-	6,463	1,720	-	527	204	8,914
SBA Loans	-	175	-	-	67	-	242
Construction	-	-	-	-	-	-	-
Religious organizations	19	4,725	2,076	-	179	-	6,999
	19	11,363	3,796	-	773	204	16,155

Total commercial loans	$269	$12,237	$3,796	$4	$1,668	$280	$17,571

	Residential Mortgage and Consumer Loans March 31, 2019
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$314	$430	$744
Home equity line of credit	14	-	14
1-4 family residential mortgages	510	54	564
	838	484	1,322

Consumer Other:
Student loans	620	69	689
Other	85	2	87
	705	71	776

Total consumer loans	$1,543	$555	$2,098

(In 000’s)	Commercial Loans, December 31, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$592	$-	$-	$213	$-	$1,055
SBA loans	-	-	-	-	18	-	18
Asset-based	-	272	124	-	-	76	472
	250	964	124	-	231	76	1,545

Commercial real estate:
Commercial mortgages	-	5,814	2,579	52	703	204	9,532
SBA Loans	-	179	-	-	69	-	248
Construction	-	-	-	-	-	-	-
Religious organizations	24	5,041	2,013	-	180	-	7,258
	24	11,034	4,772	52	952	204	17,038

Total commercial loans	$274	$11,898	$48,952	$52	$1,183	$280	$18,583

	Residential Mortgage and Consumer Loans December 31, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$197	$431	$628
Home equity line of credit	15	-	15
1-4 family residential mortgages	498	85	583
	710	516	1,226

Consumer Other:
Student loans	565	57	622
Other	112	-	112
	677	57	734

Total consumer loans	$1,387	$573	$1,960

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  There were no partial charge-offs during the three months ended March 31, 2019.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of March 31, 2019 are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$212	$-	$212	$212	$81
SBA loans	-	-	-	-	-
Asset-based	76	-	76	76	-
Total commercial and industrial	288	-	288	288	81

Commercial real estate:
Commercial mortgages	894	894	-	894	-
SBA Loans	69	69	-	69	-
Religious organizations	179	179	-	179	-
Total commercial real estate	1,142	1,142	-	1,142	-

Total loans	$1,430	$1,142	$288	$1,430	$81

Impaired loans as of December 31, 2018 are set forth in the following table.

(In 000’s)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$213	$-	$213	$213	$81
SBA	-	-	-	-	-
Asset based	76	-	76	76	14
Total Commercial and industrial	289	-	289	289	95

Commercial real estate:
Commercial mortgages	898	739	159	898	13
SBA Loans	71	71	-	71	-
Religious Organizations	179	-	179	179	31
Total Commercial real estate	1,148	810	338	1,148	44

Total loans	$1,437	$810	$627	$1,437	$139

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000’s)	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$212	$3	$-	$-
SBA loans	-	-	-	-
Asset-based	76	-	76	-
Total commercial and industrial	288	3	76	-

Commercial real estate:
Commercial mortgages	786	-	965	-
SBA loans	69	-	79	-
Religious organizations	179	-	185	-
Total commercial real estate	1,034	-	1,229	-

Total loans	$1,322	$3	$1,305	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at March 31, 2019 and December 31, 2018.

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

(in 000’s)	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Beginning balance	$392	$626
Additions, transfers from loans	-	-
Sales	(156)	(57)
	236	569
Write-ups (Write-downs)	-	-
Ending Balance	$236	$569

There were no loans in the process of foreclosure at March 31, 2019 and December 31, 2018.

The following schedule reflects the components of other real estate owned:

(in 000’s)	March 31, 2019	December 31, 2018
Commercial real estate	$161	$168
Residential real estate	75	224
Total	$236	$392

8.   Lease Commitments

Due to the adoption of ASU 2016-02, Leases (Topic 842) , the Company completed a comprehensive review and analysis of all its property contracts. As a result of this review, it was determined that the Company leases two office locations and office equipment under operating leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and non-lease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

The Company has elected to account for the variable non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets.  Total operating lease expense recorded during the three-month period ended March 31, 2019 and 2018 was $120,000 and $117,000, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019.

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2019.

Operating
Weighted-average remaining term (years)	5.12
Weighted-average discount rate	3.50%

The following table presents the undiscounted cash flows due related to operating and financing leases as of March 31, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

Operating
Undiscounted cash flows due:
Within 1 year	$430
After 1 year but within 2 years	438
After 2 years but within 3 years	447
After 3 years but within 4 years	455
After 4 years but within 5 years	205
After 5 years	178
Total undiscounted cash flows	2,153
Discount on cash flows	(222)
Total lease liabilities	$1,931

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of March 31, 2019, the Company had one lease for its Mount Airy branch that had a term of twelve months or less that did not include a purchase option.  This lease is excluded from total lease liabilities.

9.  Fair Value

Fair Value Measurement

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of ASC 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,313	$-	$2,313	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,253	-	2,253	-
Total	$4,565	$-	$4,565	$-
Loans held for sale	$8,593	$-	$8,593	$-
Loans held at fair value	$5,394	$-	$-	$5,394
Servicing asset	$306	$-	$-	$306

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,277	$-	$2,277	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,304	-	2,304	-
Total	$4,581	$-	$4,581	$-
Loans held for sale	$10,073	$-	$10,073	$-
Loans held at fair value	$5,420	$-	$-	$5,420
Servicing asset	$313	$-	$-	$313

The fair value of the Bank’s AFS securities portfolio was approximately $4,565,000 and $4,581,000 at March 31, 2019 and December 31, 2018, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended March 31, 2019 and 2018.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	March 31, 2019 Fair value	December 31, 2018 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2019 Range of inputs	December 31, 2018 Range of inputs
Loans held at fair value:	$5,394	$5,420	Discounted cash flow	Constant prepayment rate	0% to 18.10%	0% to 16.5%
				Discount rate	8.70% to 12.49%	5.49% to 9.76%
				Weighted average life	1.85 yrs. to 6.50 yrs.	2.04 yrs. to 6.09 yrs.
				Projected default rate	1.14% to 11.16%	1.07% to 10.12%

(in 000’s)

Assets measured at fair value	March 31, 2019 Fair value	December 31, 2018 Fair Value	Principal valuation techniques	Significant observable inputs	March 31, 2019 Range of inputs	December 31, 2018 Range of inputs
Servicing asset	$306	$313	Discounted cash flow	Constant prepayment rate	5.66% to 17.78%	4.94% to 15.92%
				Discount rate	9.70% to 21.23%	11.38% to 19.61%
				Weighted average life	1.85 yrs. to 6.39 yrs.	2.04 yrs. to 6.77 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value for the three months ended March 31, 2019:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2018	$5,420	$313
Origination of loans/transfers	142	17
Principal repayments/amortization	(69)	(24)
Change in fair value of financial instruments	(100)	-
Balance at March 31, 2019	$5,394	$306

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value for the three months ended March 31, 2018:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$4,451	$319
Origination of loans/additions	398	33
Principal repayments/amortization	(45)	(34)
Change in fair value of financial instruments	45	-
Balance at March 31, 2018	$4,849	$318

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of March 31, 2019 and December 31, 2018, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2019 and year ended December 31, 2018.

Carrying Value at March 31, 2019:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$488			$488
Other real estate owned (“OREO”)	$236	-	-	$236

Carrying Value at December 31, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$324	-	-	$324
Other real estate owned (“OREO”)	$153	-	-	$153

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At March 31, 2019 and December 31, 2018, the fair values shown above exclude estimated selling costs of $57,000 and $15,000, respectively.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		March 31, 2019		December 31, 2018
	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$10,329	$10,329	$8,438	$8,438
Loans, net of allowance for loan losses	(1)	19,225	19,191	20,265	21,979
Accrued interest receivable	Level 1	164	164	153	153
Liabilities:
Demand deposits	Level 1	29,198	29,198	29,816	29,816
Savings deposits	Level 1	10,544	10,544	10,589	10,589
Time deposits	(2)	7,864	7,748	7,867	7,757
Accrued interest payable	Level 1	26	26	17	17

(1)	Level 2 for non-impaired loans; Level 3 for impaired loans.
(2)	Level 1 for variable rate instruments, level 3 for fixed rate instruments.

10. Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$93	$100
ATM Fee Income	24	25
Other income	12	10
Noninterest income (in-scope of Topic 606)	129	135
Noninterest income (out-of-scope of Topic 606)	41	180
Total noninterest income	$170	$315

11. Regulatory

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

As of March 31, 2019, and December 31, 2018, the Bank’s tier one leverage capital ratio was 2.44% and 3.00%, respectively, and its total risk-based capital ratio was 5.44% and 6.34%, respectively. These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.
•	External equity investments—During 2018, the Company received external investments of $925,000 and from other financial institutions. In May 2020, the Bank received an investment of $600,000 from another financial institution. External capital investments will continue to be sought.
•	Performance grants—Management has developed a performance grant strategy to attract funding based on economic impact and job creation/retention. The goal is to obtain grant funding from local entities that are seeking a “return on impact”. In April 2019, the Bank received a $2.5 million economic stimulus grant from the City of Philadelphia.
•	Other grants---In September 2020, the Bank received a grant totaling $3.4 million from the Pennsylvania CDFI Network to provide financial assistance related to potential losses related to the COVID-19 pandemic. Approximately $2.8 million of this grant was recorded as grant revenue and $617,000 was recorded as deferred revenue. The deferred revenue portion of the grant was allocated to be used to make principal and interest payments for up to six months for struggling small businesses in the Bank’s loan portfolio.
•	Further, in August 2021, the Bank was awarded a grant totaling $1,286,000 from the US Treasury’s CDFI Rapid Response Program that was geared to strengthen the Bank as the economy recovers from the effects of the COVID-19 pandemic. This grant resulted in further improvement in the Bank’s capital ratios.

As a result of the above actions, management believes that the Bank has and will be able to comply with the terms and conditions of the Orders. At June 30, 2022, the Bank’s Tier 1 leverage ratio was 9.50% and its total risk-based capital ratio was 21.92% which is considered “well capitalized” under the regulatory framework for prompt and corrective action.

12.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $228,000 for the quarter ended March 31, 2019 and approximately $198,000 for the same quarter in 2018; additionally, the Company reported a net loss of $1,486,000 for the year ended 2018 and a net loss of $319,000 for the year ended 2017.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk-based capital ratio to 12.50%.  As of March 31, 2019, the Bank’s tier one leverage capital ratio was 2.44% and its total risk-based capital ratio was 5.44%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•	Increase earnings: Core profitability is essential to stop the erosion of capital. Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the recovery of SBA loan fair value write-downs and other cost reduction strategies. During 2018 and 2019, there were SBA fair value write-downs on defaulted loans that totaled approximately $1.2 million. Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that has resulted in the reversal of approximately $200,000 in fair value write-downs. In 2020, as a result of collection efforts as well as increased capital levels, there has been an improvement in asset quality ratios that comply with the Bank’s Consent Orders.

•	Strengthen Capital: A concentrated effort will continue to be made to stabilize and strengthen the Bank’s capital. Management has identified sources of external capital that have been received in 2020 and 2021. This capital will be used to further strengthen the Bank’s balance sheet. At June 30, 2022, the Bank’s Tier 1 leverage ratio was 9.50% and its total risk-based capital ratio was 21.92% which is considered “well capitalized”.

•	Comply with the Consent Orders: Management has developed a Restoration Plan to address matters outlined in the Consent Orders including strengthening management, asset quality, profitability and capital. This plan received a “non-objection” from the Bank’s primary regulators in March 2021. Management plans to implement the Restoration Plan to comply with the terms and conditions of the Orders.

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

13.  Subsequent Events

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

At June 30, 2022, the Bank’s Tier 1 leverage ratio was 9.50% and its total risk-based capital ratio was 21.92% which is considered “well capitalized” under the regulatory framework for prompt and corrective action.

On October 31, 2022, the Board of Directors unanimously approved an Offer of Settlement with the Securities and Exchange Commission over the Company’s failure to comply with the Exchange Act Section 12(a) and Rules 13a-1 and 13a-13 thereunder because it has not filed periodic reports with the Commission since the period ended December 31, 2018.  The Offer of Settlement revokes the registration of each class of the Company’s securities registered pursuant to Section 12 of the Exchange Act as of the effective date of the Offer of Settlement until there are two consecutive timely filings. There is currently no financial impact related to the revocation; however, management is working to remedy the matter to avoid further action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

United Bancshares, Inc. (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956.  The Company’s principal activity is the ownership and management of its wholly owned subsidiary, United Bank of Philadelphia (the “Bank”).

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

Overview

The Company reported a net loss of approximately $228,000 ($0.28 per common share) for the quarter ended March 31, 2019 compared to a net loss of approximately $198,000 ($0.24 per common share) for the same quarter in 2018.  The decline in financial performance is primarily related to the net decrease in the fair value of financial instruments of $169,000 recognized for the quarter ended March 31, 2019 as well as reduction in the gain on sale of loans. Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services.  The following actions are critical to ensure continued improvement in the Company’s financial performance:

Increase Capital.  The critical importance of establishing and maintaining capital levels to support the Bank’s risk profile and growth is understood; however, capital declined as a result of operating losses. A concentrated effort will be made to further stabilize and strengthen the Bank’s capital by the following:

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

In August 2021, the Bank received a Rapid Response grant from the U.S. Department of Treasury totaling approximately $1.3 million to provide support related to the economic impact of the COVID-19 pandemic on the Bank and its small business customers.

Manage asset quality to minimize credit losses and reduce collection costs. Asset quality trends as a percentage of total loans have improved slightly as a result of charge-off activity in 2018; however, there was a modest increase in the Bank’s total classified assets. In conjunction with its regulatory orders, management has developed a Classified Asset Reduction Plan that is being utilized to manage the level of non-performing assets. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

Earnings enhancement plan. Management seeks to increase noninterest income and further reduce noninterest expense to achieve core earnings. The primary strategy will continue to focus on increasing SBA loan origination activity and selling the guaranteed portion in the secondary market for gains.  Approximately $81,000 gains on the sale of SBA loans and related income was recognized for the quarter ended March 31, 2019 compared to $157,000 for the same quarter in 2018.  Management is seeking to grow the SBA loan pipeline through relationships with feeder organizations to maximize this income.

Expense reductions were achieved during the quarter ended March 31, 2019 compared to the same quarter in 2018 in salaries, occupancy and office operations.  Management will continue to seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

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

The Company considers that the determinations of the allowance for loan losses and the fair value of loans involve a higher degree of judgment and complexity than its other significant accounting policies.   The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses.   The fair value of loans depends on a variety of factors including estimates of prepayment speed, discount rates, and credit quality of the receivables. All of these factors may be susceptible to significant change.   To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

The Company’s significant accounting policies are presented in Note 1 to the Company’s audited consolidated financial statements filed as part of the 2018 Annual Report on Form 10-K and in the footnotes to the Company’s unaudited financial statements filed as part of this Form 10-Q.

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended March 31, 2019	Quarter ended March 31, 2018
Statement of operations information:
Net interest income	$551	$598
(Credit) provision for loan losses	(52)	20
Noninterest income	170	314
Noninterest expense	1,000	1,090
Net loss	(228)	(198)
Net loss per share-basic and diluted	(0.28)	(0.24)

Balance Sheet information:	March 31, 2019	December 31, 2018
Total assets	$51,219	$50,195
Net loans	19,225	20,265
Loans held for sale	8,593	10,073
Investment securities	4,565	4,581
Deposits	47,606	48,272
Shareholders’ equity	1,541	1,760

Ratios*:	Quarter ended March 31, 2019	Quarter ended March 31, 2018
Return on assets	(1.80)%	(1.37)%
Return on equity	(55.27)%	(29.77)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $1.5 million, or 3.02% during the quarter ended March 31, 2019 compared to the quarter ended December 31, 2018. Average funding sources decreased approximately $1.6 million, during the quarter ended March 31, 2019 or 3.27%, compared to the quarter ended December 31, 2018.

Sources and Uses of Funds Trends

( dollars in 000’s)	Quarter Ended March 31, 2019	Increase	Increase	Quarter Ended December 31, 2018
	Average	(Decrease)	(Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$36,052	$(3,329)	(8.45)%	$39,381
Investment Securities	4,804	(80)	(1.64)%	4,884
Federal funds sold	4,759	1,535	47.61%	3,224
Balances with other banks	3,683	339	10.14%	3,344
Total uses	$49,298	$(1,535)	(3.02)%	$50,833
Funding sources:
Demand deposits
Noninterest-bearing	$16,583	$180	1.10%	$16,403
Interest-bearing	13,228	(1,466)	(9.98)%	14,694
Savings deposits	10,567	(112)	(1.05)%	10,679
Time deposits	7,863	(231)	(2.85)%	8,094
Total sources	$48,241	$(1,629)	(3.27)%	$49,870

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $3.3 million, or 8.45%, during the quarter ended March 31, 2019. As a result of loan sales and repayment activity.  Management continues to focus on the growth of small business loans specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

The Bank’s consumer and residential mortgage loan portfolios continue to decline as a result of repayment activity as consumers repay loans and refinance to take advantage of the low interest rate environment.  The Bank does not originate residential mortgage loans and made a strategic shift in its lending program in 2012 to phase out consumer lending, including home equity loans and lines of credit.

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $16.2 million, or 83%, of total loans at March 31, 2019 for which majority are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at March 31, 2019 were approximately $7 million, or 43%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:

	March 31,	December 31,
(In 000’s)	2019	2018

Commercial and industrial:
Commercial	$1,067	$1,055
SBA Loans	-	18
Asset-based	349	472
Total commercial and industrial	1,416	1,545

Commercial real estate:

Commercial mortgages	8,914	9,532
SBA loans	242	248
Construction	-	-
Religious organizations	6,999	7,257
Total commercial real estate	16,155	17,038

Consumer real estate:
Home equity loans	594	628
Home equity lines of credit	14	15
1-4 family residential mortgages	564	583
Total consumer real estate	1,172	1,226

Total real estate	17,327	18,264

Consumer and other:
Student loans	620	622
Other	85	112
Total consumer and other	705	734
Allowance for loan losses	(223)	(278)
Loans, net	$19,225	$20,265

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.15% at March 31, 2019 compared to 1.35% at December 31, 2018.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,435,000 at March 31, 2019 compared to $1,437,000 at December 31, 2018. There was an $81,000 allowance associated with impaired loans at March 31, 2019 compared to $139,000 at December 31, 2018. The reduction in specific reserves was because of an increase in the appraised value of underlying collateral.  Management continues to work to reduce the level of classified and impaired loans.

At March 31, 2019 and December 31, 2018, loans to religious organizations represented approximately $179,000 of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 13.00% and 14.93% at March 31, 2019 and December 31, 2018 respectively. The percentage of nonperforming loans to total loans decreased from 9.06% at December 31, 2018 to 8.82% at March 31, 2019.  Approximately 95% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000’s)	March 31, 2019	December 31, 2018
Commercial and industrial:
Commercial	$-	$-
SBA	-	18
Asset-based	76	76
Total commercial and industrial	76	94

Commercial real estate:
Commercial mortgages	882	902
SBA loans	67	69
Religious organizations	179	179
Total commercial real estate	1,128	1,150

Consumer real estate:
Home equity loans	280	281
1-4 family residential mortgages	54	85
Total consumer real estate	334	366

Total real estate	1,462	1,516

Consumer and other:
Student loans	-	-
Other	-	-
Total consumer and other	-	-

Total nonaccrual	1,538	1,610
Total past due 90 days and still accruing	221	252
OREO	236	392
Total nonperforming assets	$1,995	$2,254

	March 31, 2019	December 31, 2018
Nonperforming loans to total loans	9.04%	9.06%
Nonperforming assets to total loans and OREO	10.14%	10.77%
Nonperforming assets to total assets	3.90%	4.49%

Allowance for loan losses as a percentage of:
Total loans	1.15%	1.35%
Total nonperforming loans	12.68%	14.93%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000’s)	March 31, 2019	December 31, 2018
Commercial and industrial:
Asset-based	$-	$-
Total commercial and industrial	-	-

Commercial real estate:
Commercial mortgages	-	45
SBA loans	-	-
Total commercial real estate	-	45

Consumer real estate:	-
Home equity loans	150	150
Total consumer real estate	150	150

Consumer and other:
Student loans	69	57
Other	2	-
Total consumer and other	71	57
Total	$221	$252

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $80,000, or 1.64%, during the quarter ended March 31, 2019. The decrease was primarily related to payments received on mortgage-backed securities.

The average yield on the investment portfolio increased slightly to 2.39% for the quarter ended March 31, 2019 compared to 2.32% for the quarter ended March 31, 2018.  Amortizing GSE mortgage-backed securities comprise approximately 53% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cash flow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended March 31, 2019, average deposits decreased approximately $1,629,000, or 3.27%. The decrease was concentrated in interest-bearing demand deposit accounts that decreased on average by approximately $1,466,000, or 9.98%.  The Bank has several large deposit customers including a construction contractor for which there are wide fluctuations in account balance when subcontractors are paid.

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

Many of the commitments are expected to expire without being drawn upon. The total commitment amounts do not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Management believes the Bank has adequate liquidity to support the funding of unused commitments.  The Bank’s financial instrument commitments are summarized below:

(in 000’s)	March 31, 2019	December 31, 2018
Commitments to extend credit	$2,455	$1,903
Standby letters of credit	45	45

The level of commitments increased during the quarter ended March 31, 2019 as a result of an increase in approved but unfunded SBA loans. Approximately $840,000 of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon. The remainder relates to commitments to fund SBA guaranteed loans.

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

By policy, the Bank’s minimum level of liquidity is 10.00% of total assets.  At March 31, 2019, the Bank had total short-term liquidity, including cash and federal funds sold and unpledged available for sale investment securities, of approximately $11.3 million, or 22.9% of total assets, compared to $9.4 million, or 19.42%, at December 31, 2018.  The increase is primarily related to a decrease in loan balances as a result of SBA loan sales and repayment activity.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At March 31, 2019, a positive gap position is maintained on a cumulative basis through 1 year of  5.81% that is within the Bank’s policy guidelines of + /- 15% on a cumulative 1-year basis.  This is compared to an asset-sensitive position of 5.73% at December 31, 2018.  This positive gap position is created by a high level of loans maturing and/or repricing in one to three months as well as a higher level of federal funds sold.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time-period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At March 31, 2019, the change in the market value of equity in a +200-basis point interest rate change is (14.95%), within the policy limit of (25.00%), and (26.36%) in a +400-basis point interest rate change, within the policy limit of (50.00%).

Capital Resources

Total shareholders’ equity decreased approximately $219,000, or 12.44%, during the quarter ended March 31, 2019 which is attributable to the current quarter net loss of approximately $228,000 and the $49,000 cumulative effect of adoption of the new lease accounting standard partially offset by an unrealized gain on available for sale securities of approximately $58,000.

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

In April 2019, the Bank received an economic stimulus grant from the City of Philadelphia of $2,500,000 that served to improve its Tier I leverage capital ratio.  At December 31, 2019, the Bank’s tier one leverage capital ratio was 3.00% and its total risk-based capital ratio was 6.34%.   These ratios are below the levels required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.

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

At March 31, 2019, capital benchmarks had not been met; however, management will continue to execute its capital strategies. The Company and the Bank do not anticipate paying dividends in the near future.

The following table presents the capital ratios of the Company and the Bank as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$1,492	5.44%	N/A		$1,817	6.48%	N/A
Bank	1,492	5.44	2,745	10.00%	1,777	6.34	2,803	10.00%
Tier I capital to risk weighted assets
Company	1,269	4.62			1,539	5.49	N/A
Bank	1,269	4.62	1,784	6.50%	1,499	5.35	2,242	8.00%
Common equity Tier I capital to risk weighted assets
Company	1,269	4.62	N/A		1,539	5.49	N/A
Bank	1,269	4.62	1,784	6.50%	1,499	5.35	1,822	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	1,269	2.44	N/A		1,539	3.08	N/A
Bank	1,269	2.44	2,509	5.00%	1,499	3.00	2,502	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $228,000 ($0.28 per common share) for the quarter ended March 31, 2019 compared to a net loss of approximately $198,000 ($0.24 per common share) for the same quarter in 2018.  A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended March 31, 2019			Three months ended March 31, 2018
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$36,052	$486	5.39%	$40,448	$547	5.41%
Investment securities	4,804	29	2.39	5,175	30	2.32
Federal funds sold	4,759	28	2.32	11,028	41	1.49
Interest bearing balances with other banks	3,683	27	2.91	312	-	-
Total interest-earning assets	49,298	569	4.62	56,963	618	4.34
Interest-bearing liabilities
Demand deposits	13,228	6	0.18	14,779	7	0.19
Savings deposits	10,567	1	0.05	11,533	1	0.03
Time deposits	7,863	11	0.55	9,228	12	0.52
Total interest-bearing liabilities	31,658	18	0.23	35,540	20	0.23
Net interest income		$551			$598
Net yield on interest-earning assets			4.47%			4.20%

*For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income decreased approximately $47,000, or 7.86%, for the quarter ended March 31, 2019 compared to the same quarter in 2018.  The decrease was primarily related to a decrease in interest income on loans primarily related to a reduction in volume of loans.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended March 31, 2019 compared to 2018			Three months ended March 31, 2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(60)	$(1)	$(61)	$18	$(60)	$(42)
Investment securities	(2)	1	(1)	(3)	1	(2)
Federal funds sold	(30)	17	(13)	6	23	29
Interest bearing balances with other banks	23	3	26	-	-	-
Total Interest-earning assets	(69)	20	(49)	21	(36)	(15)
Interest paid on:
Demand deposits	(1)	-	(1)	1	-	1
Savings deposits	-	-	-	-	-	-
Time deposits	(1)	-	(1)	(1)	4	3
Total interest-bearing liabilities	(2)	-	(2)	-	4	4
Net interest income	$(67)	$20	$(47)	$21	$(40)	$(19)

For the quarter ended March 31, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $47,000. This change was due to a decrease in volume of interest earning assets resulting in a reduction in net interest income of $67,000, partially offset by an increase in rates resulting in an increase in net interest income of $20,000.

Provision for Loan Losses

There was a credit to the provision for loan losses of $52,000 for the quarter ended March 31, 2019 and a provision expense of $20,000 for the quarter ended March 31, 2018. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank’s noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan-related income and other customer service fees.  Noninterest income decreased approximately $260,000, or 82.8%, for the quarter ended March 31, 2019 compared to the same quarter in 2018 primarily due to a net decrease in fair value of financial instruments of $178,000 as well as a decrease in the gains on the sale of  SBA loans of $76,000.

Customer service fees decreased approximately $7,000, or 7.00%, for the quarter ended March 31, 2019 compared to 2018.  ATM activity fees remained relatively unchanged at approximately $24,000 for the quarter ended March 31, 2019 compared to $25,000 for the same period in 2018.  Servicing fees on loans of approximately $32,000 were recognized during the quarter ended March 31, 2019 compared to $15,000 in 2018.  In 2019, the Bank began servicing its SBA loans without the assistance of the lender service provider for which it paid half of the 2% servicing fee in prior years.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $81,000 and $157,000, respectively, for the three months ended March 31, 2019 and 2018, on the sale of the guaranteed portion of SBA loans.  Further, the Bank recognized a loss of approximately $53,000 on SBA loans that were held-for-sale and accounted for at fair value under ASC 825, Financial Instruments compared to income of approximately $9,000 in 2018. Management plans to continue to increase its SBA loan volume and related gains on sales as its primary strategy to enhance and stabilize earnings.

Noninterest Expense

Salaries and benefits decreased approximately $71,000, or 17.81% for the quarter ended March 31, 2019 compared to 2018 primarily as a result of the Mount Airy branch closure in October 2018 and the related employee attrition.

Occupancy and equipment expense decreased approximately $39,000 or 15.12%, for the quarter ended March 31, 2019 compared to 2018 primarily because of the Mount Airy branch closure and related operating expense.  While the branch was closed in 2018, the lease expires in December 2019; therefore, lease payments continue to be made.

Office operations and supplies expense decreased by approximately $26,000, or 34.18%, for the quarter ended March 31, 2019 compared to 2018 as a result of the branch closure as well as a reduction in the utilization of paper in favor of digital reports and storage.

Marketing and public relations expense decreased approximately $16,000, or 87.44% for the quarter ended March 31, 2019 compared to 2018 because the bank did not engage in a formal marketing program during 2019 but instead utilized referral relationships.

Professional services expense increased approximately $39,000, or 105.41%, for the quarter ended March 31, 2019 compared to 2018 due to the engagement of a new external audit firm.

Federal deposit insurance assessments decreased approximately $16,000, or 62.59%, for the quarter ended March 31, 2019 compared to 2018 which was the result of an assessment credit of approximately $15,000 received in 2019.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses decreased approximately $4,000, or 28.95%, for the quarter ended March 31, 2019 compared to 2018.  The decrease was primarily related a reduction in the number of properties owned.

Loan and collection expenses increased approximately $47,000, or 164.44%, for the quarter ended March 31, 2019 compared to 2018 as a result of a deterioration in asset quality late in 2018 that has resulted in increased legal, appraisal and other collection-related expenses.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2019 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  Based on our evaluation under the framework, management has concluded that material weaknesses existed in the internal controls as of March 31, 2019 in connection with credit administration matters and the timeliness of financial reporting related to the identification and support for asset quality matters that could have a material effect on the consolidated financial statements.

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

Item 1A. Risk Factors.

There have not been any material changes to the risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K except as disclosed below.  The risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of March 31, 2019, the Bank’s tier one leverage capital ratio was 2.22% and its total risk-based capital ratio was 5.01%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

UNITED BANCSHARES, INC.

Date: November 8, 2022	/s/ Evelyn F. Smalls
Evelyn F. Smalls
President & Chief Executive Officer

Date: November 8, 2022	/s/ Brenda M. Hudson-Nelson
Brenda Hudson-Nelson
Executive Vice President/Chief Financial Officer

