Form 10-Q
period 2019-06-30
UNITED BANCSHARES INC /PA
filed 2022-11-08
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2019

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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $0.01 par value Common Stock and 500,000 shares of $0.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,442, 1,850, 1,100 shares are issued, respectively as of October 24, 2022.

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

FORM 10-Q

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Assets:	June 30, 2019	December 31, 2018
Cash and due from banks	$1,370,241	$2,003,085
Interest-bearing deposits with banks	3,414,513	3,360,937
Federal funds sold	4,632,747	3,074,021
Cash and cash equivalents	9,417,501	8,438,043

Investment securities available-for-sale, at fair value	4,516,551	4,580,610

Loans held for sale	7,512,219	10,072,777

Loans held at fair value	6,115,603	5,420,004

Loans, net of unearned discounts and deferred fees	18,394,364	20,542,863
Less allowance for loan losses	(236,415)	(278,095)
Net loans	18,157,949	20,264,768

Operating lease right of use asset	1,735,163	-
Bank premises and equipment, net	124,848	163,124
Accrued interest receivable	162,170	152,953
Other real estate owned	235,571	391,571
Servicing asset	297,140	313,489
Prepaid expenses and other assets	411,172	397,284
Total assets	$48,685,884	$50,194,623
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits, noninterest-bearing	$15,620,626	$16,216,607
Demand deposits, interest-bearing	12,116,366	13,599,641
Savings deposits	10,490,588	10,589,054
Time deposits, under $250,000	3,198,312	3,467,732
Time deposits, $250,000 and over	2,148,411	4,399,159
Total deposits	43,574,303	48,272,193

Operating lease liability	1,841,199	-
Accrued interest payable	7,599	17,376
Accrued expenses and other liabilities	93,762	145,308
Total liabilities	45,516,863	48,434,877

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,524,145)	(13,834,625)
Accumulated other comprehensive income (loss)	6,260	(92,535)
Total shareholders’ equity	3,169,021	1,759,746
Total liabilities and shareholders’ equity	$48,685,884	$50,194,623

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Interest income:
Interest and fees on loans	$552,152	$598,378	$1,038,243	$1,144,840
Interest on investment securities	27,155	28,815	55,915	58,349
Interest on federal funds sold	34,494	47,139	62,086	88,449
Interest on interest bearing deposits with other banks	27,276	284	54,024	740
Total interest income	641,077	674,616	1,210,268	1,292,378

Interest expense:
Interest on time deposits	7,233	12,356	18,100	24,277
Interest on demand deposits	5,727	6,531	11,577	13,033
Interest on savings deposits	1,292	1,427	2,586	2,839
Total interest expense	14,252	20,314	32,263	40,149
Net interest income	626,825	654,302	1,178,005	1,252,229
Provision (credit) for loan losses	30,000	5,000	(22,000)	25,000

Net interest income after provision (credit) for loan losses	596,825	649,302	1,200,005	1,227,229

Noninterest income:
Customer service fees	92,834	102,851	185,908	202,940
ATM fee income	24,888	26,635	48,660	51,357
Gain on sale of loans	-	67,271	81,475	223,818
Net change in fair value of financial instruments	(656,516)	11,423	(709,425)	20,516
Gain (loss) on sale of other real estate	1,488	(9,522)	(18,723)	(11,604)
Grant income	2,500,000	-	2,500,000	-
Servicing fees on loans	35,964	15,495	68,123	28,170
Other income	10,524	7,305	22,675	19,926
Total noninterest income	2,009,182	221,458	2,178,693	535,123

Noninterest expense:
Salaries, wages and employee benefits	334,935	381,826	663,757	781,880
Occupancy and equipment	244,374	246,093	460,850	501,135
Office operations and supplies	48,984	61,713	99,603	138,623
Marketing and public relations	1,987	6,765	4,319	25,327
Professional services	34,460	35,293	110,628	72,272
Data processing	107,113	107,422	213,894	208,857
Other real estate expense	5,578	10,944	15,408	24,779
Loan and collection costs	104,504	36,414	180,080	64,994
Deposit insurance assessments	23,000	24,000	32,353	49,000
Other operating	113,624	112,336	237,865	245,557
Total noninterest expense	1,018,559	1,022,806	2,018,757	2,112,424
Net income (loss) before income taxes	1,587,448	(152,046)	1,243,737	(350,072)
Provision for income taxes	-	-	-	-
Net income (loss)	$1,587,448	$(152,046)	$1,359,941	$(350,072)
Net income (loss) per common share—basic and diluted	$1.92	$(0.18)	$1.64	$(0.42)
Weighted average number of common shares outstanding	826,921	826,921	826,921	826,921
Comprehensive income (loss):
Net income (loss)	$1,587,448	$(152,046)	$1,359,941	$(350,072)
Unrealized gains (losses) on available for sale securities, net of taxes	40,905	(16,259)	98,795	(70,138)
Total comprehensive income (loss)	$1,628,353	$(168,305)	$1,458,736	$(420,210)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2019

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(13,834,625)	$(92,535)	$1,759,746
Net loss	-	-	-	-	-	-	-	(227,508)	-	(227,508)
Cumulative effect of adoption of ASU 2016-02, Leases (Topic 842)								(49,460)		(49,460)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	57,890	57,890
Balance at March 31, 2019	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(14,111,593)	$(34,645)	$1,540,668
Net income	-	-	-	-	-	-	-	1,587,448	-	1,587,448
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	40,905	40,905
Balance at June 30, 2019	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,524,145)	$6,260	$3,169,021

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

	2019	2018

Cash flows from operating activities:
Net income (loss)	$1,359,941	$(350,072)
Adjustments to reconcile net income (loss) to net cash
Provided by(used in) operating activities:
(Credit) provision for loan losses	(22,000)	25,000
Amortization of premiums on investments	2,858	3,792
Loss on disposition of other real estate	18,723	11,604
Write-down of other real estate	-	5,000
Amortization of servicing asset	24,198	55,141
Depreciation on fixed assets	41,557	96,845
Net change in fair value of financial instruments	709,425	(20,516)
Gain on sale of loans	(81,475)	(223,818)
Proceeds from the sale of loans held-for-sale	1,144,073	2,412,827
Loans originated for sale, net of payments	92,938	(3,328,794)
Increase in accrued interest receivable and other assets	(30,952)	(123,798)
Decrease in accrued interest payable and other liabilities	(4,747)	(45,345)
Net cash provided by (used in) operating activities	3,254,539	(1,482,134)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of
available-for-sale investment securities	159,994	360,821
Purchase of securities available-for-sale	-	(1,083)
Net decrease in loans	2,128,819	2,417,898
Proceeds from sale of other real estate	137,277	207,096
Purchase of bank premises and equipment	(3,281)	(8,033)
Net cash provided by investing activities	2,422,809	2,976,599

Cash flows from financing activities:
Net decrease in deposits	(4,697,890)	(3,080,718)
Net cash used in financing activities	(4,697,890)	(3,080,718)
Net increase (decrease) in cash and cash equivalents	979,458	(1,586,253)
Cash and cash equivalents at beginning of period	8,438,043	11,671,253
Cash and cash equivalents at end of period	$9,417,501	$10,085,000
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,040	$30,315
Transfer of investments to other cash equivalents	$-	$132,614
Transfer of loans from held for sale to held at fair value	$1,475,873	$538,309
Non-cash addition of operating lease right of use asset	$(1,735,163)	$-
Non-cash addition of operating lease liability	$1,841,199	$-

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are encouraged to refer to the Company's Form 10-K for the fiscal year ended December 31, 2018 when reviewing this Form 10-Q.  Because this report is based on an interim period, certain information and footnote disclosures normally included in the Annual Report on Form 10-K have been condensed or omitted. Quarterly results reported herein are not necessarily indicative of results to be expected for other quarters.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of June 30, 2019 and December 31, 2018 and the consolidated results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018.

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

Income Taxes

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.   For financial reporting purposes, a valuation allowance of 100% of the net deferred tax asset, other than the asset/liability related to the available for sale investment, has been recognized to offset the net deferred tax assets related to cumulative temporary differences and tax loss carryforwards.  If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, an income tax benefit may be required to increase the recorded value of the net deferred tax asset to the expected realizable amount.

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

2. Net Income (Loss) Per Share

The calculation of net loss per share follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Basic:
Net income (loss) available to common shareholders	$1,587,448	$(152,046)	$1,359,941	$(350,072)
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net income (loss) per share-basic	$1.92	$(0.18)	$1.64	$(0.42)
Diluted:
Average common shares-diluted	826,921	826,921	826,921	826,921
Net income (loss) per share-diluted	$1.92	$(0.18)	$1.64	$(0.42)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the loss per share calculations.

3.Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), which is solely comprised of the unrealized gain or loss of available for sale investment securities:

	Three Months Ended June 30, 2019
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(44)	$10	$(34)
Unrealized gain on securities:
Unrealized holding gain arising during period	52	(12)	40
Other comprehensive income, net	52	(12)	40
Ending balance	$8	$(2)	$6

	Three Months Ended June 30, 2018
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(141)	$30	$(111)
Unrealized loss on securities:
Unrealized holding loss arising during period	(20)	4	(16)
Other comprehensive loss, net	(20)	4	(16)
Ending balance	$(161)	$34	$(127)

	Six Months Ended June 30, 2019
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(117)	$25	$(92)
Unrealized gain on securities:
Unrealized holding gain arising during period	125	(27)	98
Other comprehensive income, net	125	(27)	98
Ending balance	$8	$(2)	$6

	Six Months Ended June 30, 2018
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(73)	$16	$(57)
Unrealized loss on securities:
Unrealized holding loss arising during period	(88)	18	(70)
Other comprehensive loss, net	(88)	18	(70)
Ending balance	$(161)	$34	$(127)

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(in 000’s)	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$2,349	$-	$(7)	$2,342
Government Sponsored Enterprises residential mortgage-backed securities	2,159	19	(4)	2,174
	$4,508	$19	$(11)	$4,516

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$2,349	$-	$(72)	$2,277
Government Sponsored Enterprises residential mortgage-backed securities	2,349	9	(54)	2,304
	$4,698	$9	$(126)	$4,581

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of June 30, 2019, are as follows:

(in 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	$2,349	$2,342
Government Sponsored Enterprises residential mortgage-backed securities	$2,159	$2,174
	$4,508	$4,516

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three and six months ended June 30, 2019 and 2018.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2019:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	4	$249	$(1)	$1,243	$(6)	$1,492	$(7)

Government Sponsored Enterprises residential mortgage-backed securities	4	190	(1)	315	(3)	505	(4)

Total temporarily impaired investment Securities	8	$439	$(2)	$1,558	$(9)	$1,997	$(11)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$-	$-	$2,277	$(72)	$2,277	$(72)

Government Sponsored Enterprises residential mortgage-backed securities	14	718	(10)	1,299	(44)	2,017	(54)

Total temporarily impaired investment Securities	21	$718	$(10)	$3,576	$(116)	$4,294	$(126)

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

As of June 30, 2019, and December 31, 2018, investment securities with a carrying value of $1,184,000 and $3,668,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	June 30, 2019	December 31, 2018
Commercial and industrial	$1,385	$1,545
Commercial real estate	15,192	17,038
Consumer real estate	1,120	1,226
Consumer loans other	697	734
Total loans	$18,394	$20,543

There was no unearned discount at June 30, 2019 and December 31, 2018.

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

All of these factors may be susceptible to significant change.  During the six months ended June 30, 2019, the Bank did not change any of its qualitative factors in any segment of the loan portfolio; however, the average historical loss factor increased significantly for commercial and industrial loans because of net charge-offs that resulted in an increase in general reserves. Credits to the provision for the six months ended June 30, 2019 were primarily related to decreases in the balance of loans as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses. During the six months ended June 30, 2019, there was an increase in the commercial real estate reserve allocation because of the modification of an impaired commercial industrial loan to become secured by real estate.  Specific reserves allocated to this loan were reclassified to commercial real estate. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.   The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended June 30, 2019
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$85	$101	$4	$-	$33	$223
(Credit) provision for loan losses	(32)	97	(3)	1	(33)	30

Charge-offs	(5)	(21)	(12)	(6)	-	(44)
Recoveries	1	8	13	5	-	27
Net (charge-offs) recoveries	(4)	(13)	1	(1)	-	(17)

Ending balance	$49	$185	$2	$-	$-	$236

(in 000's)	For the Three months ended June 30, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$8	$158	$6	$10	$20	$202
Provision (credit) for loan losses	4	8	(2)	-	(5)	5

Charge-offs	(10)	(18)	-	(2)	-	(30)
Recoveries	1	2	-	-	-	3
Net charge-offs	(9)	(16)	-	(2)	-	(27)

Ending balance	$3	$150	$4	$8	$15	$180

(in 000's)	For the Six months ended June 30, 2019
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$102	$139	$4	$-	$33	$278
(Credit) provision for loan losses	(37)	59	(10)	(1)	(33)	(22)

Charge-offs	(19)	(21)	(12)	(6)	-	(58)
Recoveries	3	8	20	7	-	38
Net (charge-offs) recoveries	(16)	(13)	8	1	-	(20)

Ending balance	$49	$185	$2	$-	$-	$236

(in 000's)	For the Six months ended June 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Provision (credit) for loan losses	4	11	(6)	1	15	25

Charge-offs	(10)	(18)	-	(7)	-	(35)
Recoveries	2	2	-	6	-	10
Net charge-offs	(8)	(16)	-	(1)	-	(25)

Ending balance	$3	$150	$4	$8	$15	$180

(in 000's)		June 30, 2019
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$99	$-	$-	$-	$99
Loans collectively evaluated for impairment	49	86	2	-	-	137
	$49	$185	$2	$-	$-	$236

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,141	$-	$-	$-	$1,217
Loans collectively evaluated for impairment	1,309	14,051	1,120	697	-	17,177
Total	$1,385	$15,192	$1,120	$697	$-	$18,394

(in 000's)	December 31, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$95	$44	$-	$-	$-	$139
Loans collectively evaluated for impairment	7	95	4	-	33	139
	$102	$139	$4	$-	$33	$278

Loans, ending balance:
Loans individually evaluated for impairment	$289	$1,148	$-	$-	$-	$1,437
Loans collectively evaluated for impairment	1,256	15,890	1,226	734	-	19,106
Total	$1,545	$17,038	$1,226	$734	$-	$20,543

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of June 30, 2019 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(in 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,050	$1,050
SBA loans	-	-	-	-	-	-
Asset-based	-	-	76	76	259	335
Total Commercial and industrial	-	-	76	76	1,309	1,385

Commercial real estate:
Commercial mortgages	212	-	839	1,051	6,920	7,971
SBA loans	-	-	63	-	172	235
Construction	-	-	-	-	-	-
Religious organizations	289	-	179	468	6,518	6,986
Total Commercial real estate	501	-	1,081	1,519	13,610	15,192

Consumer real estate:
Home equity loans	-	149	250	399	160	559
Home equity lines of credit	-	-	-	-	14	14
1-4 family residential mortgages	-	-	-	-	547	547
Total consumer real estate	-	149	250	399	721	1,120

Total real estate	501	149	1,331	1,918	14,331	16,312

Consumer and other:
Student loans	19	31	-	50	566	616
Other	-	2	-	2	79	81
Total consumer and other	19	33	-	52	645	697

Total loans	$520	$182	$1,407	$2,109	$16,285	$18,394

An age analysis of past due loans, segregated by class of loans, as of December 31, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(in 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,055	$1,055
SBA Loans	-	-	18	18	-	18
Asset-based	-	-	76	76	396	472
Total Commercial and industrial	-	-	94	94	1,451	1,545

Commercial real estate:
Commercial mortgages	-	45	902	947	8,585	9,532
SBA loans	-	-	69	69	179	248
Construction	-	-	-	-	-	-
Religious organizations	-	-	179	179	7,078	7,257
Total Commercial real estate	-	45	1,150	1,195	15,843	17,038

Consumer real estate:
Home equity loans	-	150	281	431	197	628
Home equity lines of credit	-	-	-	-	15	15
1-4 family residential mortgages	-	-	85	85	498	583
Total consumer real estate	-	150	366	516	710	1,226

Total real estate	-	195	647	1,711	16,553	18,264

Consumer and other:
Student loans	14	57	-	71	551	622
Other	1	-	-	1	111	112
Total consumer and other	15	57	-	72	662	734

Total loans	$15	$252	$1,661	$1,928	$18,615	$20,543

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

17

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

The tables below detail the Bank’s loans by class according to their credit quality indictors discussed above.

(in 000's)	Commercial Loans June 30, 2019
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$586	$-	$2	$212	$-	$1,050
SBA loans	-	-	-	-	-	-	-
Asset-based	-	259	-	-	-	76	335
	250	845	-	2	212	76	1,385

Commercial real estate:
Commercial mortgages	-	5,551	1,733	-	489	198	7,971
SBA Loans	-	172	-	-	63	-	235
Construction	-	-	-	-	-	-	-
Religious organizations	13	4,587	2,055	-	331	-	6,986
	13	10,310	3,788	-	883	198	15,192

Total commercial loans	$263	$11,155	$3,788	$2	$1,095	$274	$16,577

	Residential Mortgage and Consumer Loans June 30, 2019
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$160	$399	$559
Home equity line of credit	14	-	14
1-4 family residential mortgages	547	-	547
	721	399	1,120

Consumer Other:
Student loans	585	31	616
Other	81	-	81
	666	31	697

Total consumer loans	$1,387	$430	$1,817

(In 000's)	Commercial Loans, December 31, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$592	$-	$-	$213	$-	$1,055
SBA loans	-	-	-	-	-	-	18
Asset-based	-	272	124	-	18	76	472
	250	964	124	-	231	76	1,545

Commercial real estate:
Commercial mortgages	-	5,814	2,759	52	703	204	9,532
SBA Loans	-	179	-	-	69	-	248
Construction	-	-	-	-	-	-	-
Religious organizations	24	5,041	2,013	-	180	-	7,258
	24	11,034	4,772	52	952	204	17,038

Total commercial loans	$274	$11,898	$4,896	$52	$1,183	$280	$18,583

	Residential Mortgage and Consumer Loans December 31, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$197	$431	$628
Home equity line of credit	15	-	15
1-4 family residential mortgages	498	85	583
	710	516	1,226

Consumer Other:
Student loans	565	57	622
Other	112	-	112
	677	57	734

Total consumer loans	$1,387	$573	$1,960

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  There were no partial charge-offs for the six months ended June 30, 2019.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of June 30, 2019 are set forth in the following table.

(in 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-
SBA loans	-	-	-	-	-
Asset-based	76	-	76	76	-
Total commercial and industrial	76	-	76	76	-

Commercial real estate:
Commercial mortgages	899	533	366	899	99
SBA Loans	63	63	-	63	-
Religious organizations	179	179	-	179	-
Total commercial real estate	1,141	775	366	1,141	99

Total loans	$1,217	$775	$442	$1,217	$99

Impaired loans as of December 31, 2018 are set forth in the following table.

(in 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$213	$-	$213	$213	$81
SBA	-	-	-	-	-
Asset based	76	-	76	76	14
Total Commercial and industrial	289	-	289	289	95

Commercial real estate:
Commercial mortgages	898	739	159	898	13
SBA Loans	71	71	-	71	-
Religious Organizations	179	-	179	179	31
Total Commercial real estate	1,148	810	338	1,148	44
Total loans	$1,437	$810	$627	$1,437	$139

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$-	$-	$-	$-
SBA loans	-	-	-	-
Asset-based	76	-	76	-
Total commercial and industrial	76		76	-

Commercial real estate:
Commercial mortgages	921	2	958	-
SBA loans	64	-	76	-
Religious organizations	179	-	182	-
Total commercial real estate	1,164	2	1,216	-

Total loans	$1,240	$2	$1,292	$-

(In 000's)	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$-	$-	$-	$-
SBA loans	-	-		-
Asset-based	76	-	76	-
Total commercial and industrial	76	-	76	-

Commercial real estate:
Commercial mortgages	921	5	951	-
SBA loans	64	-	77	-
Religious organizations	179	-	184	-
Total commercial real estate	1,164	5	1,212	-

Total loans	$1,240	$5	$1,288	$-

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at June 30, 2019 and December 31, 2018.

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

(in 000's)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Beginning balance	$236	$569	$392	$626
Additions, transfers from loans	-	-	-	-
Sales	-	(162)	(156)	(219)
	236	407	236	407
Write-ups (downs)	-	(5)	-	(5)
Ending Balance	$236	$402	$236	$402

There were no loans in the process of foreclosure at June 30, 2019 and December 31, 2018.

The following schedule reflects the components of other real estate owned:

(in 000's)	June 30, 2019	December 31, 2018
Commercial real estate	$161	$168
Residential real estate	75	224
Total	$236	$392

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

The Company has elected to account for the variable non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three-month period ending March 31, 2019 (in thousands). Total operating rent expense recorded during the three-month period ended June 30, 2019 and 2018 was $120,000 and $119,000, respectively. Total operating rent expense recorded during the six-month period ended June 30, 2019 and 2018 was $251,000 and $236,000, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2019.

Operating
Weighted-average remaining term (years)	4.87
Weighted-average discount rate	3.50%

The following table presents the undiscounted cash flows due related to operating and financing leases as of June 30, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

Operating
Undiscounted cash flows due:
Within 1 year	$433
After 1 year but within 2 years	438
After 2 years but within 3 years	447
After 3 years but within 4 years	455
After 4 years but within 5 years	128
After 5 years	155
Total undiscounted cash flows	2,056
Discount on cash flows	(215)
Total lease liabilities	$1,841

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of June 30, 2019, the Company had one lease for its Mount Airy branch that had a term of twelve months or less that did not include a purchase option.  This lease is excluded from total lease liabilities.

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,342	$-	$2,342	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,174	-	2,174	-
Total	$4,516	$-	$4,516	$-
Loans held for sale	$7,512	$-	$7,512	$-
Loans held at fair value	$6,116	$-	$-	$6,116
Servicing asset	$297	$-	$-	$297

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,277	$-	$2,277	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,304	-	2,304	-
Total	$4,581	$-	$4,581	$-
Loans held for sale	$10,073	$-	$10,073	$-
Loans held at fair value	$5,420	$-	$-	$5,420
Servicing asset	$313	$-	$-	$313

The fair value of the Bank’s AFS securities portfolio was approximately $4,516,000 and $4,581,000 at June 30, 2019 and December 31, 2018, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended June 30, 2019 and December 31, 2018.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	June 30, 2019 Fair value	December 31, 2018 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2019 Range of inputs	December 31, 2018 Range of inputs
Loans held at fair value:	$6,116	$5,420	Discounted cash flow	Constant prepayment rate	10.92% to 18.09%	0% to 16.5%
				Discount rate	8.80% to 12.49%	5.49% to 9.76%
				Weighted average life	1.85 yrs to 6.50 yrs	2.04 yrs. to 6.09 yrs.
				Projected default rate	1.14% to 11.16%	1.07% to 10.12%

(in 000’s)

Assets measured at fair value	June 30, 2019 Fair value	December 31, 2018 Fair Value	Principal valuation techniques	Significant observable inputs	June 30, 2019 Range of inputs	December 31, 2018 Range of inputs
Servicing asset	$297	$313	Discounted cash flow	Constant prepayment rate	6.94% to 18.59%	4.94% to 15.92%
				Discount rate	7.96% to 17.37%	11.38% to 19.61%
				Weighted average life	1.70 yrs to 6.01 yrs	2.04 yrs. to 6.77 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value for the six months ended June 30, 2019:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2018	$5,420	$313
Origination of loans/transfers	1,618	17
Principal repayments/amortization	(223)	(24)
Change in fair value of financial instruments	(700)	(9)
Balance at June 30, 2019	$6,116	$297

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value for the six months ended June 30, 2018:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2017	$4,451	$319
Origination of loans/additions	538	48
Principal repayments/amortization	(90)	(56)
Change in fair value of financial instruments	90	-
Balance at June 30, 2018	$4,989	$311

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of June 30, 2019 and December 31, 2018, for which a nonrecurring change in fair value has been recorded during the three months ended June 30, 2019 and year ended December 31, 2018.

Carrying Value at June 30, 2019:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$269	$-	$-	$269
Other real estate owned (“OREO”)	$236	$-	$-	$236

Carrying Value at December 31, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$324	$-	$-	$324
Other real estate owned (“OREO”)	$392	$-	$-	$392

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At June 30, 2019 and December 31, 2018, the fair values shown above exclude estimated selling costs of $28,500 and $15,000, respectively.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		June 30, 2019		December 31, 2018
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$9,418	$9,418	$8,438	$8,438
Loans, net of allowance for loan losses	(1)	18,158	18,211	20,265	21,979
Accrued interest receivable	Level 1	162	162	153	153
Liabilities:
Demand deposits	Level 1	27,737	27,737	29,816	29,816
Savings deposits	Level 1	10,491	10,491	10,589	10,589
Time deposits	(2)	5,347	5,283	7,867	7,757
Accrued interest payable	Level 1	8	8	17	17

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$93	$103	$186	$203
ATM Fee Income	25	27	49	51
Other income	2,556	23	2,591	48
Noninterest income (in-scope of Topic 606)	2,664	153	2,826	302
Noninterest income (out-of-scope of Topic 606)	(655)	68	(648)	279
Total noninterest income	2,009	$221	$2,178	$535

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

As of June 30, 2019, and December 31, 2018, the Bank’s tier one leverage capital ratio was 5.77% and 3.00%, respectively, and its total risk-based capital ratio was 13.25% and 6.34%, respectively. The leverage ratios is below the level required by the Consent Orders.  Management is in the process of addressing all matters outlined in the Consent Orders.   The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

•	Core Profitability from Bank operations—Core profitability is essential to stop the erosion of capital.
•

Extern equity investments—During 2017, the Company received external investments of $925,000 and from other financial institutions. In May 2021, the Company received a $600,000 capital investment from another financial institution.

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

12.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported net income of approximately $1,360,000 for the six months ended June 30, 2019 and a net loss of approximately $350,000 for the same period in 2018; additionally, the Company reported a net loss of $1,486,000 for the year ended 2018 and net loss of $319,000 for the year ended 2017.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.00% and its total risk-based capital ratio to 12.50%.  As of June 30, 2019, the Bank’s tier one leverage capital ratio was 5.77% and its total risk-based capital ratio was 13.25%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed a plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern.  This plan is primarily based on the following:

•

Increase earnings: Core profitability is essential to stop the erosion of capital. Noninterest income will continue to be an important element of the Bank’s earnings enhancement plan, specifically noninterest income from SBA loans will continue to be an important income strategy for the Bank. In addition, management will seek to reduce noninterest expense by reducing targeted areas of overhead including the closure of the Mount Airy branch in 2018 as well as the projected recovery of SBA loan fair value write-downs and other cost reduction strategies. During 2018 and in 2019, there were SBA fair value write-downs on defaulted loans that totaled approximately $1.2 million. Management has developed forbearance agreements and implemented other collection strategies including the sale of underlying collateral to mitigate the exposure on these loans that management believes will result in the recovery of some fair value write-downs.

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

•

Comply with the Consent Orders: Management has developed a Restoration Plan to address matters outlined in the Consent Orders including strengthening management, asset quality, profitability and capital. This plan received a “non-objection” from the Bank’s primary regulators. Management plans to implement the Restoration Plan in an attempt to comply with the terms and conditions of the Orders.

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

 Overview

The Company reported net income of approximately $1,598,000 ($1.93 per common share) for the quarter ended June 30, 2019 compared to a net loss of approximately $152,000 ($0.18 per common share) for the same quarter in 2018.  The Company reported net income of approximately $1,360,000 ($1.64 per common share) or the six months ended June 30, 2019 and a net loss of approximately $350,000 ($0.42 per common share) for the same period in 2018.  Management remains committed to improving the Company’s operating performance by continuing to implement its Restoration Plan and income enhancement strategies that are centered around small business lending products and services.  The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

Manage asset quality to minimize credit losses and reduce collection costs. There was continued deterioration in asset quality during the six months ended June 30, 2019 that resulted in significant fair value write-downs related to defaulted SBA loans. Management will seek to improve asset quality by adhering to its underwriting standards as well as good customer relationship management practices. In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during Asset Quality Committee meetings. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

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

While some expense reductions were achieved during the quarter in salaries, occupancy, professional services and office operations, there was an increase in loan collections costs and other operating expenses. Management will seek additional expense reductions, where possible, by performing a line-by-line expense review to identify additional savings.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended June 30, 2019	Quarter ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Statement of operations information:
Net interest income	$627	$654	$1,178	$1,252
Provision (credit) for loan losses	30	5	(22)	25
Noninterest income	2,009	221	2,178	535
Noninterest expense	1,019	1,023	2,019	2,112
Net income (loss)	1,587	(152)	1,360	(350)
Net income (loss) per share-basic and diluted	1.92	(0.18)	1.64	(0.42)

Balance Sheet information:	June 30, 2019	December 31, 2018
Total assets	$48,686	$50,195
Loans held for sale	7,512	10,073
Loans, net	18,158	20,265
Investment securities	4,516	4,581
Deposits	43,574	48,272
Shareholders' equity	3,169	1,760

Ratios*:	Quarter ended June 30, 2019	Quarter ended June 30, 2018
Return on assets	13.06%	(0.42)%
Return on equity	262.36%	(7.92)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $1,215,000 or 2.46% during the quarter ended June 30, 2019 compared to the quarter ended March 31, 2019. Average funding sources decreased approximately $2,257,000, or 4.68%, during the quarter ended June 30, 2019 compared to the quarter ended March 31, 2019.

Sources and Uses of Funds Trends

( dollars in 000’s)	June 30, 2019		March 31, 2019
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$33,861	$(2,191)	(6.08)%	$36,052
Investments securities	4,708	(96)	(2.00)%	4,804
Federal funds sold	5,804	1,045	21.96%	4,759
Balances with other banks	3,710	27	0.73%	3,683
Total uses	$48,083	$(1,215)	(2.46)%	$49,298
Funding sources:
Demand deposits
Noninterest-bearing	$16,594	$11	0.07%	$16,583
Interest-bearing	12,393	(835)	(6.31)%	13,228
Savings deposits	10,429	(138)	(1.31)%	10,567
Time deposits	6,568	(1,295)	(16.47)%	7,863
Total sources	$45,984	$(2,257)	(4.68)%	$48,241

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $2,191,000, or 6.08%, during the quarter ended June 30, 2019 as a result of fair value write-downs and repayment activity.  Management continues to focus on the growth of small business loans specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $15.2 million, or 83%, of total loans at June 30, 2019 most of which are owner occupied.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at June 30, 2019 were approximately $7.0 million, or 46%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.

The composition of the net loans is as follows:

	June 30,	December 31,
(In 000's)	2019	2018

Commercial and industrial:
Commercial	$1,050	$1,055
SBA Loans	-	18
Asset-based	335	472
Total commercial and industrial	1,385	1,545

Commercial real estate:

Commercial mortgages	7,971	9,532
SBA loans	235	248
Construction	-	-
Religious organizations	6,986	7,257
Total commercial real estate	15,192	17,038

Consumer real estate:
Home equity loans	559	628
Home equity lines of credit	14	15
1-4 family residential mortgages	547	583
Total consumer real estate	1,120	1,226

Total real estate	16,312	18,264

Consumer and other:
Student loans	616	622
Other	81	112
Total consumer and other	697	734
Allowance for loan losses	(236)	(278)
Loans, net	$18,158	$20,265

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.28% at June 30, 2019 compared to 1.35% at December 31, 2018.   Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,217,000 at June 30, 2019 compared to $1,437,000 at December 31, 2018. As of June 30, 2019, there was a valuation allowance of $99,000 associated with impaired loans compared to a $139,000 allowance at December 31, 2018.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At June 30, 2019 and December 31, 2018, loans to religious organizations represented approximately $179,000 of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 14.51% and 14.93% at June 30, 2019 and December 31, 2018 respectively. The percentage of nonperforming loans to total loans decreased from 9.06% at December 31, 2018 to 8.85% at June 30, 2019.  Approximately 94% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	June 30, 2019	December 31, 2018
Commercial and industrial:
Commercial	$-	$-
SBA	-	18
Asset-based	76	76
Total commercial and industrial	76	94

Commercial real estate:
Commercial mortgages	839	902
SBA loans	63	69
Religious organizations	179	179
Total commercial real estate	1,081	1,150

Consumer real estate:
Home equity loans	250	281
1-4 family residential mortgages	-	85
Total consumer real estate	250	366

Total real estate	1,331	1,516

Consumer and other:
Student loans	-	-
Other	-	-
Total consumer and other	-	-

Total nonaccrual	1,407	1,610
Total past due 90 days and still accruing	220	252
OREO	236	392
Total nonperforming assets	$1,863	$2,254

	June 30, 2019	December 31, 2018
Nonperforming loans to total loans	8.85%	9.06%
Nonperforming assets to total loans and OREO	10.00%	10.77%
Nonperforming assets to total assets	3.98%	4.49%

Allowance for loan losses as a percentage of:
Total loans	1.28%	1.35%
Total nonperforming loans	14.51%	14.93%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	June 30, 2019	December 31, 2018
Commercial and industrial:
Asset-based	$-	$-
Total commercial and industrial	-	-

Commercial real estate:
Commercial mortgages	-	45
SBA loans	-	-
Total commercial real estate	-	45

Consumer real estate:
Home equity loans	149	150
Total consumer real estate	149	150

Consumer and other:
Student loans	69	57
Other	2	-
Total consumer and other	71	57
Total	$220	$252

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $96,000, or 2.00%, during the quarter ended June 30, 2019. The decrease was primarily related to paydowns received on mortgage-backed securities.

The average yield on the investment portfolio remained relatively unchanged at 2.32% for the six months ended June 30, 2019 compared to 2.28% for the six months ended June 30, 2018.  Amortizing GSE mortgage-backed securities comprises approximate 48% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cash flow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term con-tractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended June 30, 2019, average deposits decreased approximately $2,257,000 or 4.68%. The decrease was concentrated in time deposit accounts that decreased on average by approximately $1,295,000 or 16.47%,  primarily related to the maturity and nonrenewal of a $2.5 million certificate of deposit with the City of Philadelphia.  This reduction is consistent with the Bank’s strategy to reduce its average assets to improve its capital ratios.

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

(in 000’s)	June 30, 2019	December 31, 2018
Commitments to extend credit	$3,177	$1,903
Standby letters of credit	-	45

The level of commitments increased during the six months ended June 30, 2019 because of a higher level of approved but unfunded SBA loans.  Approximately $840,000 of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 10.00% of total assets.  At June 30, 2019, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $9.4 million, or 20.11% of total assets, compared to $8.4 million, or 16.81%, at December 31, 2018.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At June 30, 2019, a positive gap position is maintained on a cumulative basis through 1 year of  14.37% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, up from the December 31, 2018 positive gap position of 5.73%. This change is due to less certificates of deposit maturing in the 3-12-month timeframe as a result of the nonrenewal of the $2.5 million City of Philadelphia certificate of deposit. Further, the positive gap position is a result of the high level of loans maturing and/or repricing in one to three months as well as a significant federal funds sold balances.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At June 30, 2019, the change in the market value of equity in a +200-basis point interest rate change is (6.90%), within the policy limit of (25.00%), and (11.74%) in a +400-basis point interest rate change, within the policy limit of (50.00%).

Capital Resources

Total shareholders’ equity increased approximately $1,409,000 or 80.06%, during the six months ended June 30, 2019 which is attributable to the net income of approximately $1,360,000 for the six months ended June 30, 2019 and unrealized gains on available for sale securities of approximately $99,000, partially offset by the $49,000 cumulative effect of adoption of the new lease accounting standard.

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

The Bank’s Consent Order with its primary regulators that requires the development of a written capital plan ("Capital Plan") that details the manner in which the Bank will meet and maintain a Leverage Ratio of at least 8.50% and a Total Risk-Based Capital Ratio of at least 12.50%.  At a minimum, the Capital Plan must include specific benchmark Leverage Ratios and Total Risk-Based Capital Ratios to be met at each calendar quarter-end, until the required capital levels are achieved.  At June 30, 2019, capital benchmarks were not been met; however, management continues to execute its capital strategies.

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

Further, in May 2021, the Bank received an equity investment of $600,000 from another financial institution. In August 2021, the Bank received a $1,286,000 grant from the US Treasury CDFI Fund to assist the Bank in its recovery from the effects of the pandemic.  These new sources of capital will serve to further improve the Bank’s capital ratios.

At June 30, 2022 the Bank’s tier one leverage capital ratio was 9.50% and its total risk-based capital ratio was 21.92% that is considered “well capitalized” under the regulatory framework for prompt and corrective action.  The Bank’s growth and other operating factors such as the need for additional provisions to the allowance for loans losses may have an adverse effect on its capital ratios. The Company and the Bank do not anticipate paying dividends in the near future.

The following table presents the capital ratios of the Company and the Bank as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$3,102	13.25%	N/A		$1,817	6.48%	N/A
Bank	3,102	13.25%	2,340	10.00%	1,777	6.34	2,803	10.00%
Tier I capital to risk weighted assets
Company	2,866	12.24%	N/A		1,539	5.49	N/A
Bank	2,866	12.24%	1,872	8.00%	1,499	5.35	2,242	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,866	12.24%	N/A		1,539	5.49	N/A
Bank	2,866	12.24%	1,521	6.50%	1,499	5.35	1,822	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,866	5.77%	N/A		1,539	3.08	N/A
Bank	2,866	5.77%	2,397	5.00%	1,499	3.00	2,502	5.00%

Results of Operations

Summary

The Company reported net income of approximately $1,587,000 ($1.92 per common share) for the quarter ended June 30, 2019 compared to a net loss of approximately $152,000 ($0.18 per common share) for the same quarter in 2018.  The Company reported net income of approximately $1,360,000 ($1.64 per common share) for the six months ended June 30, 2019 compared to a net loss of approximately $350,000 ($0.42 per common share) for the same period in 2018.  A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended June 30, 2019			Three months ended June 30, 2018
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$33,861	$552	6.52%	$40,237	$598	5.95%
Investment securities	4,708	27	2.29	5,072	29	2.27
Federal funds sold	5,804	35	2.41	10,637	47	1.77
Interest bearing balances with other banks	3,710	27	2.91	312	-	-
Total interest-earning assets	48,083	641	5.33	56,258	674	4.79
Interest-bearing liabilities
Demand deposits	12,393	6	0.19	14,003	12	0.34
Savings deposits	10,429	1	0.04	11,526	1	0.03
Time deposits	6,568	7	0.43	9,566	7	0.29
Total interest-bearing liabilities	29,390	14	0.19	35,095	20	0.23
Net interest income		$627			$654
Net yield on interest-earning assets			5.22%			4.64%

	Six months ended June 30, 2019			Six months ended June 30, 2018
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$34,950	$1,038	5.94%	$40,342	$1,145	5.68%
Investment securities	4,818	56	2.32	5,123	88	2.28
Federal funds sold	5,285	62	2.35	10,831	58	1.63
Interest bearing balances with other banks	3,697	54	2.92	312	1	0.47
Total interest-earning assets	48,750	1,210	4.96	56,608	1,292	4.57
Interest-bearing liabilities
Demand deposits	12,808	12	0.19	14,386	13	0.18
Savings deposits	10,497	2	0.04	11,532	3	0.05
Time deposits	7,212	18	0.50	9,398	24	0.52
Total interest-bearing liabilities	30,517	32	0.21	35,316	40	0.23
Net interest income		$1,178			$1,252
Net yield on interest-earning assets			4.83%			4.42%

*For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

Net interest income decreased approximately $27,000 or 4.13% for the quarter ended June 30, 2019 compared to the same quarter in 2018.  The decrease was primarily related to an increase in the level of nonaccrual loans as well as a reduction in average loan balances because of secondary market sales of SBA loans.  There was an increase in the net yield for the six months ended June 30, 2019 compared to the same period in 2018 because of an increase in the yield on loans as well as increases in the yields on federal funds sold and balances with other banks related to the rising interest rate environment that began in late 2018. The prime lending rate on which the Bank’s SBA loans are indexed increased approximately 50 bps during this period.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended June 30, 2019 compared to 2018			Three months ended June 30, 2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(101)	$55	$(46)	$37	$33	$70
Investment securities	(2)	-	(2)	(2)	-	(2)
Federal funds sold	(21)	9	(12)	3	20	23
Interest bearing balances with other banks	24	2	26	-	-	-
Total Interest-earning assets	(100)	66	(34)	38	53	91
Interest paid on:
Demand deposits	(1)	-	(1)	-	6	6
Savings deposits	-	-	-	-	-	-
Time deposits	(3)	(2)	(5)	-	(2)	(2)
Total interest-bearing liabilities	(4)	(2)	(6)	-	4	4
Net interest income	$(96)	$68	$(28)	$38	$49	$87

	Six months ended June 30, 2019 compared to 2018			Six months ended June 30, 2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(157)	$50	$(107)	$78	$(50)	$28
Investment securities	(4)	2	(2)	(5)	30	25
Federal funds sold	(46)	20	(26)	13	8	21
Interest bearing balances with other banks	40	13	53	-	-	-
Total Interest-earning assets	(167)	85	(82)	86	(12)	74
Interest paid on:
Demand deposits	(1)	-	(1)	1	11	12
Savings deposits	-	(1)	(1)	-	-	-
Time deposits	(6)	-	(6)	-	(5)	(5)
Total interest-bearing liabilities	(7)	(1)	(8)	1	6	7
Net interest income	$(160)	86	(74)	$85	$(18)	$67

For the quarter ended June 30, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $28,000.   This change was due to a decrease in the volume of interest earning assets resulting in a reduction net interest income of $96,000 partially offset by an increase in rates of $68,000. For the six months ended June 30, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $74,000 due to a decrease in volume of $160,000 partially offset by an increase of approximately $86,000 due to changes in rate.

Provision for Loan Losses

There was a provision for loan losses of $30,000 and $5,000, respectively, for the quarters ended June 30, 2019 and 2018. There was a credit for loan losses of $22,000 for the six months ended June 30, 2019 compared to the provision of $25,000 for the same period in 2018. The decrease in the provision was primarily related to a reduction in outstanding loan balances. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income increased approximately $1,788,000 for the quarter ended June 30, 2019 compared to the same quarter in 2018 primarily due to the receipt of a $2.5 million economic stimulus grant from the City of Philadelphia.  This grant income was offset by a net decrease of $657,000 on the fair value of financial instruments for the quarter ended June 30, 2019 related to an increased level of defaulted SBA loans.

Customer service fees decreased approximately $10,000, or 9.74%, for the quarter ended June 30, 2019 compared to 2018.  ATM activity fees remained relatively unchanged at approximately $25,000 for the quarter ended June 30, 2019 compared to $27,000 for the same period in 2018.  Service fees on SBA loans increased approximately $20,000 for the quarter ended June 30, 2019 compared to the same quarter in 2018.   In 2019, the Bank began servicing its SBA loans without the assistance of the lender service provider for which it paid half of its 2% servicing fee in prior years.

In conjunction with its SBA loan origination strategy, the Bank recognized income of approximately $81,000 and $224,000, respectively, for the six months ended June 30, 2019 and 2018, on the sale of the guaranteed portion of SBA loans.  During the quarter ended June 30, 2019, there were no SBA loan sales.  During the quarter ended June 30, 2018, approximately $67,000 gains were recognized on sale of loans.  There was a loss of approximately $709,000 for the six months ended June 30, 2019 on SBA loans that were held-for-sale and held-at-fair value and accounted for at fair value under ASC 825, Financial Instruments compared to income of approximately $21,000 for the same period in 2018.  The losses in 2019 were the result of an increase in defaults on SBA loans for which management is developing collection plans to mitigate permanent declines in value.

Noninterest Expense

Salaries and benefits expense decreased approximately $47,000, or 0.70%, for the quarter ended June 30, 2019 compared to 2018 and decreased approximately $118,000, or 15.11%, for the six months ended June 30, 2019 compared to 2018 primarily as a result of the Mount Airy branch closure in October 2018 and the related employee attrition.

Occupancy and equipment expense decreased approximately $2,000, or 4.98%, for the quarter ended June 30, 2019 compared to 2018 and decreased approximately $40,000, or 8.04%, for the six months ended June 30, 2019 compared to 2018 primarily because of the Mount Airy branch closure and reduction in the related operating expense.  While the branch was closed in 2018, the lease expired in December 2019; therefore, lease payments continued to be made throughout 2019.

Office operations and supplies expense decreased by approximately $13,000, or 20.63%, for the quarter ended June 30, 2019 compared to 2018 and decreased approximately $39,000, or 28.15%, for the six months ended June 30, 2019 compared to 2018 as a result of the branch closure as well as a reduction in the utilization of paper in favor of digital reports and storage.

Marketing and public relations expense decreased approximately $5,000, or 70.63% for the quarter ended June 30, 2019 compared to 2018 and decreased approximately $21,000, or 82.95% because the Bank did not engage in a formal marketing program during 2019 but instead utilized referral relationships.

Professional services expense increased approximately $38,000, or 53.07%, for the six months ended June 30, 2019 compared to 2018 because of the engagement of new external auditors in February 2018.

Federal deposit insurance assessments decreased approximately $1,000, or 4.17%, for the quarter ended June 30, 2019 compared to 2018 and decreased approximately $16,000, or 33.97%, for the six months ended June 30, 2019 compared to 2018 which was the result of an assessment credit of approximately $16,000 received in 2019.  Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses decreased approximately $5,000, or 49.03%, for the quarter ended June 30, 2019 compared to 2018 and decreased approximately $9,000, or 37.82%, for the six months ended June 30, 2019 compared to 2018.  The decrease was primarily related to sales that reduced in the number of properties owned.

Loan and collection expenses increased approximately $68,000, or 186.99%, for the quarter ended June 30, 2019 compared to 2018 and increased $115,000, or 177.07% for the six months ended June 30, 2019 compared to 2018.  This increase is the result of a deterioration in asset quality late in 2018 that has resulted in increased legal, appraisal and other collection-related expenses.

Dividend Restrictions

The Company has never declared or paid any cash or stock dividends.  The Pennsylvania Banking Code of 1965, as amended, provides that cash dividends may be declared and paid only from accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until surplus is equal to such amount, transfer to surplus an amount which is at least ten percent (10%) of the net earnings of the bank for the period since the end of the last fiscal year or any shorter period since the declaration of a dividend.  If the surplus of a bank is less than fifty percent (50%) of the amount of its capital, no dividend may be de,000clared or paid by the Bank without the prior approval of the Pennsylvania Department of Banking.

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

Failure to Comply with the FDIC and Pennsylvania Department of Banking Consent Orders

The Bank has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of June 30, 2019, the Bank’s tier one leverage capital ratio was 5.54% and its total risk-based capital ratio was 12.76%.  Refer to the Regulatory Orders section.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Bank’s ability to continue as a going concern.

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

