Form 10-Q
period 2019-09-30
UNITED BANCSHARES INC /PA
filed 2022-11-08
CIK 944792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☐     No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

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

United Bancshares, Inc. (sometimes herein also referred to as the “Company” or “UBS”) has two classes of capital stock authorized 2,000,000 shares of $0.01 par value Common Stock and 500,000 shares of $0.01 par value Series Preferred Stock. The Preferred Stock consists of 500,000 authorized shares of stock of which 250,000 have been designated as Series A, 7,000 as Series B, and 1,100 as Series C for which there were 99,442, 1,850, and 1,100 shares are issued, respectively as of October 24, 2022.

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

FORM 10-Q

PART I - OTHER INFORMATION

Item 1.  Financial Statements (unaudited)

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$1,569,933	$2,003,085
Interest-bearing deposits with banks	5,449,578	3,360,937
Federal funds sold and other cash equivalents	5,468,524	3,074,021
Cash and cash equivalents	12,488,035	8,438,043

Investment securities available-for-sale, at fair value	4,431,700	4,580,610

Loans held for sale	8,426,558	10,072,777

Loans held at fair value	5,886,789	5,420,004

Loans, net of unearned discounts and deferred fees	17,365,120	20,542,863
Less allowance for loan losses	(218,910)	(278,095)
Net loans	17,146,210	20,264,768

Operating lease right of use asset	1,644,806	-
Bank premises and equipment, net	106,172	163,124
Accrued interest receivable	167,303	152,953
Other real estate owned	235,571	391,571
Servicing asset	253,738	313,489
Prepaid expenses and other assets	448,561	397,284
Total assets	$51,235,442	$50,194,623

Liabilities and Shareholders’ Equity

Liabilities:
Demand deposits, noninterest-bearing	$16,788,603	$16,216,607
Demand deposits, interest-bearing	14,170,026	13,599,641
Savings deposits	10,555,548	10,589,054
Time deposits, under $250,000	3,372,630	3,467,732
Time deposits, $250,000 and over	1,504,397	4,399,159
Total deposits	46,391,204	48,272,193

Operating lease liability	1,750,369	-
Accrued interest payable	6,100	17,376
Accrued expenses and other liabilities	164,429	145,308
Total liabilities	48,277,091	48,434,877

Shareholders’ equity:
Series A preferred stock, noncumulative, 6%, $0.01 par value, 500,000 shares authorized; 99,342 issued and outstanding	993	993
Series B preferred stock, noncumulative, 7%, $0.01 par value, 7,000 shares authorized; 1,850 issued and outstanding	18	18
Common stock, $0.01 par value; 2,000,000 shares authorized; 826,921 issued and outstanding	8,269	8,269
Additional paid-in-capital	15,677,626	15,677,626
Accumulated deficit	(12,748,217)	(13,834,625)
Accumulated other comprehensive income (loss)	19,662	(92,535)
Total shareholders’ equity	2,958,351	1,759,746
Total liabilities and shareholders’ equity	$51,235,442	$50,194,623

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Interest income:
Interest and fees on loans	$451,587	$600,438	$1,489,830	$1,745,278
Interest on investment securities	26,407	28,394	82,322	86,743
Interest on federal funds sold	30,459	27,531	92,545	115,980
Interest on interest bearing deposits with other banks	35,291	21,950	89,315	22,690
Total interest income	543,744	678,313	1,754,012	1,970,691

Interest expense:
Interest on time deposits	3,189	10,787	21,289	35,064
Interest on demand deposits	5,855	6,675	17,432	19,708
Interest on savings deposits	1,320	1,395	3,906	4,234
Total interest expense	10,364	18,857	42,627	59,006
Net interest income	533,380	659,456	1,711,385	1,911,685
(Credit) provision for loan losses	(10,000)	20,000	(32,000)	45,000

Net interest income after (credit) provision for loan losses	543,380	639,456	1,743,385	1,866,685

Noninterest income:
Customer service fees	104,134	106,909	290,042	309,849
ATM fee income	24,628	24,777	73,288	76,134
Gain on sale of loans	-	41,204	81,475	265,022
Net change in fair value of financial instruments	(6,196)	83,278	(715,621)	103,794
Gain (loss) on sale of other real estate	-	16	(18,723)	(11,588)
Loan syndication fees	65,000	100,000	65,000	100,000
Grant income	-	-	2,500,000	-
Service fees on loans	38,180	27,345	106,303	55,515
Other income	9,689	8,902	32,364	28,828
Total noninterest income	235,435	392,431	2,414,128	927,554

Noninterest expense:
Salaries, wages and employee benefits	315,293	372,642	979,050	1,154,522
Occupancy and equipment	247,143	244,865	707,993	746,000
Office operations and supplies	51,060	62,202	150,663	200,825
Marketing and public relations	5,490	1,742	9,809	27,069
Professional services	50,089	65,481	160,717	137,753
Data processing	111,014	98,878	324,908	307,735
Deposit insurance assessments	24,000	24,000	56,353	73,000
Other real estate expense	6,581	13,850	21,989	38,629
Loan and collection expense	73,543	50,974	253,623	115,968
Other operating	118,675	154,132	356,540	399,689
Total noninterest expense	1,002,887	1,088,766	3,021,644	3,201,190
Net (loss) income before income taxes	(224,072)	(56,879)	1,135,869	(406,951)
Provision for income taxes	-	-	-	-
Net (loss) income	$(224,072)	$(56,879)	$1,135,869	$(406,951)
Net (loss) income per common share—basic and diluted	$(0.27)	$(0.07)	$1.37	$(0.49)
Weighted average number of common shares outstanding	826,921	826,921	826,921	826,921
Comprehensive (loss) income:
Net (loss) income	$(224,072)	$(56,879)	$1,135,869	$(406,951)
Unrealized gains (losses) on available for sale securities, net of taxes	13,401	(26,040)	112,196	(96,179)
Total comprehensive (loss) income	$(210,671)	$(82,919)	$1,248,065	$(503,130)

See accompanying notes to the unaudited consolidated financial statements.

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2019

	Series A Preferred stock		Series B Preferred stock		Common stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	($13,834,625)	$(92,535)	$1,759,746
Net loss	-	-	-	-	-	-	-	(227,508)	-	(227,508)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	57,890	57,890
Cumulative effect of adoption of ASU 2016-02, Leases (Topic 842)								(49,460)		(49,460)
Balance at March 31, 2019	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(14,111,593)	$(34,645)	$1,540,668
Net income	-	-	-	-	-	-	-	1,587,448	-	1,587,448
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	40,905	40,905
Balance at June 30, 2019	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,524,145)	$6,260	$3,169,021
Net loss	-	-	-	-	-	-	-	(224,072)	-	(224,072)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	-	13,402	13,402
Balance at September 30, 2019	99,342	$993	1,850	$18	826,921	$8,269	$15,677,626	$(12,748,217)	$19,662	$2,958,351

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

UNITED BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2019

	2019	2018

Cash flows from operating activities:
Net income (loss)	$1,135,869	$(406,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Credit) provision for loan losses	(32,000)	45,000
Amortization of premiums on investments, net	4,203	5,360
Loss on disposition of other real estate	18,723	11,588
Write-down of other real estate	-	5,000
Amortization of servicing asset	24,198	91,919
Depreciation on fixed assets	60,233	137,032
Net change in fair value of financial instruments	715,621	(103,794)
Gain on sale of loans	(81,475)	(265,022)
Proceeds from the sale of loans held-for-sale	1,144,073	3,098,258
Loans originated for sale	(598,785)	(5,747,443)
Increase in accrued interest receivable and other assets	(30,074)	(115,552)
Increase (decrease) in accrued interest payable and other liabilities	28,937	(100,436)
Net cash provided by (used in) operating activities	2,389,523	(3,345,041)

Cash flows from investing activities:
Proceeds from maturity and principal reductions of available-for-sale investment securities	256,903	457,629
Purchase of securities available-for-sale	-	(1,765)
Net decrease in loans	3,150,558	3,627,344
Proceeds from sale of other real estate	137,277	217,911
Purchase of bank premises and equipment	(3,281)	(20,086)
Net cash provided by investing activities	3,541,457	4,281,031

Cash flows from financing activities:
Net decrease in deposits	(1,880,989)	(4,385,667)
Net cash used in financing activities	(1,880,990)	(4,385,667)

Net increase (decrease) in cash and cash equivalents	$4,049,992	$(3,449,677)

Cash and cash equivalents at beginning of period	$8,438,043	$11,671,253

Cash and cash equivalents at end of period	$12,488,035	$8,221,576

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$53,903	$61,390
Transfer of investment to other cash equivalents	$-	$133,296
Transfer of loans from held-for-sale to held at fair value	$1,580,482	$731,625
Non-cash addition of operating lease right of use asset	$(1,644,806)	$-
Non-cash addition of operating lease liability	$1,750,369	$-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's consolidated financial position as of September 30, 2019 and December 31, 2018 and the consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018.

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

2. Net (Loss) Income Per Share

The calculation of net (loss) income per share follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Basic:
Net (loss) income available to common shareholders	$(224,072)	$(56,879)	$1,135,869	$(406,951)
Average common shares outstanding-basic	826,921	826,921	826,921	826,921
Net (loss) income per share-basic	$(0.27)	$(0.07)	$1.37	$(0.49)
Diluted:
Average common shares-diluted	826,921	826,921	826,921	826,921
Net (loss) income per share-diluted	$(0.27)	$(0.07)	$1.37	$(0.49)

The preferred stock is non-cumulative and the Company is restricted from paying dividends.  Therefore, no effect of the preferred stock is included in the (loss) income per share calculations.

3. Changes in Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) which is solely comprised of the unrealized gain or loss of available for sale investment securities:

	Three Months Ended September 30, 2019
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$8	$(2)	$6
Unrealized gain on securities:
Unrealized holding gain arising during period	18	(4)	14
Other comprehensive income, net	18	(4)	14
Ending balance	$26	$(6)	$20

	Three Months Ended September 30, 2018
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(161)	$34	$(127)
Unrealized loss on securities:
Unrealized holding loss arising during period	(32)	6	(26)
Other comprehensive loss, net	(32)	6	(26)
Ending balance	$(193)	$40	$(153)

	Nine Months Ended September 30, 2019
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(117)	$25	$(92)
Unrealized gain on securities:
Unrealized holding gain arising during period	143	(31)	112
Other comprehensive gain, net	143	(31)	112
Ending balance	$26	$(6)	$20

	Nine Months Ended September 30, 2018
	Before tax	Deferred	Net of tax
(in (000’s)	Amount	Taxes	Amount
Beginning balance	$(73)	$16	$(57)
Unrealized loss on securities:
Unrealized holding loss arising during period	(120)	24	(96)
Other comprehensive loss, net	(120	24	(96)
Ending balance	$(193)	$40	$(153)

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

5.  Investment Securities

The following is a summary of the Company's investment portfolio:

(In 000’s)	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$2,349	$-	$(3)	$2,346
Government Sponsored Enterprises residential mortgage-backed securities	2,057	31	(3)	2,085
	$4,406	$31	$(6)	$4,431

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agency securities	$2,349	$-	$(72)	$2,277
Government Sponsored Enterprises residential mortgage-backed securities	2,349	9	(54)	2,304
	$4,698	$9	$(126)	$4,581

The amortized cost and fair value of debt securities classified as available-for-sale by contractual maturity as of September 30, 2019, are as follows:

(In 000’s)	Amortized Cost	Fair Value
Due in one year	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	2,349	2,346
Government Sponsored Enterprises residential mortgage-backed securities	2,057	2,085
	$4,406	$4,431

Expected maturities will differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without any penalties.

There were no sales of securities during the three and nine months ended September 30, 2019 and 2018.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2019:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	4	$749	$(1)	$747	$(2)	$1,496	$(3)

Government Sponsored Enterprises residential mortgage-backed securities	3	491	(3)	-	-	491	(3)

Total temporarily impaired investment Securities	7	$1,240	$(4)	$747	$(2)	$1,987	$(6)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2018:

(in 000’s)	Number	Less than 12 months		12 months or longer		Total
Description of	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	securities	Value	Losses	Value	losses	Value	Losses

U.S. Government agency securities	7	$-	$-	$2,277	$(72)	$2,277	$(72)

Government Sponsored Enterprises residential mortgage-backed securities	14	718	(10)	1,299	(44)	2,017	(54)

Total temporarily impaired investment Securities	21	$718	$(10)	$3,576	$(116)	$4,294	$(126)

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

As of September 30, 2019 and December 31, 2018, investment securities with a carrying value of $774,000 and $3,668,000, respectively, were pledged as collateral to secure public deposits and contingent borrowing at the Federal Reserve Discount Window.

6. Loans and Allowance for Loan Losses

The composition of the Bank’s loan portfolio is as follows:

(in 000’s)	September 30, 2019	December 31, 2018
Commercial and industrial	$1,340	$1,545
Commercial real estate	14,293	17,038
Consumer real estate	1,083	1,226
Consumer loans other	649	734
Total loans	$17,365	$20,543

At September 30, 2019 and December 31, 2018, there was no unearned discount.

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

All of these factors may be susceptible to significant change.  During the nine months ended September 30, 2019, the Bank did not change any of its qualitative factors in any segment of the loan portfolio; however, the average historical loss factor increased significantly for commercial and industrial loans because of net charge-offs that resulted in an increase in general reserves. Credits to the provision for the nine months ended September 30, 2019 were primarily related to decreases in the balance of commercial real estate loans as well as the origination of SBA loans that are accounted for at fair value and are not included in the calculation of the allowance for loan losses. During the nine months, ended September 30, 2019, there was an increase in the commercial real estate reserve allocation because of the modification of an impaired commercial industrial loan to become secured by real estate.  Specific reserves allocated to this loan were reclassified to commercial real estate. To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.  The following table presents an analysis of the allowance for loan losses.

(in 000's)	For the Three months ended September 30, 2019
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$49	$185	$2	$-	$-	$236
(Credit) provision for loan losses	(11)	3	(1)	-	(1)	(10)

Charge-offs	-	(20)	-	(1)	-	(21)
Recoveries	-	12	-	1	1	14
Net charge-offs	-	(8)	-	-	1	(7)

Ending balance	$38	$180	$1	$-	$-	$219

(in 000's)	For the Three months ended September 30, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$3	$150	$4	$8	$15	$180
Provision (credit) for loan losses	80	(37)	-	(8)	(15)	20

Charge-offs	-	-	-	(1)	-	(1)
Recoveries	1	1	-	1	-	3
Net recoveries	1	1	-	-	-	2

Ending balance	$84	$114	$4	$-	$-	$202

(in 000's)	For the Nine months ended September 30, 2019
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$102	$139	$4	$-	$33	$278
Provision (credit) for loan losses	(48)	62	(12)	(1)	(33)	(32)

Charge-offs	(19)	(41)	(12)	(7)	-	(79)
Recoveries	3	20	21	8	-	52
Net (charge-offs) recoveries	(16)	(21)	9	1	-	(27)

Ending balance	$38	$180	$1	$-	$-	$219

(in 000's)	For the Nine months ended September 30, 2018
	Commercial and industrial	Commercial real estate	Consumer real estate	Consumer loans Other	Unallocated	Total
Beginning balance	$7	$155	$10	$8	$-	$180
Provision (credit) for loan losses	84	(26)	(6)	(7)		45

Charge-offs	(10)	(18)	-	(8)	-	(36)
Recoveries	3	3	-	7	-	13
Net charge-offs	(7)	(15)	-	(1)	-	(23)

Ending balance	$84	$114	$4	$-	$-	$202

(in 000's)	September 30, 2019
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$-	$81	$-	$-	$-	$81
Loans collectively evaluated for impairment	38	99	1	-	-	138
	$38	$180	$1	$-	$-	$219

Loans, ending balance:
Loans individually evaluated for impairment	$76	$1,249	$-	$-	$-	$1,325
Loans collectively evaluated for impairment	1,264	13,044	1,083	649	-	16,040
Total	$1,340	$14,293	$1,083	$649	$-	$17,365

(in 000's)	December 31, 2018
	Commercial and industrial	Commercial real Estate	Consumer real estate	Consumer loans Other	Unallocated	Total

Period-end amount allocated to:

Loans individually evaluated for impairment	$95	$44	$-	$-	$-	$139
Loans collectively evaluated for impairment	7	95	4	-	33	139
	$102	$139	$4	$-	$33	$278

Loans, ending balance:
Loans individually evaluated for impairment	$289	$1,148	$-	$-	$-	$1,437
Loans collectively evaluated for impairment	1,256	15,890	1,226	734	-	19,106
Total	$1,545	$17,038	$1,226	$734	$-	$20,543

Nonperforming and Nonaccrual and Past Due Loans

An age analysis of past due loans, segregated by class of loans, as of September 30, 2019 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
(In 000's)	30-89 Days	More Days	More Days	Total Past	Current
	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,039	$1,039
SBA loans	-	-	-	-	-	-
Asset-based	-	-	76	76	225	301
Total Commercial and industrial	-	-	76	76	1,264	1,340

Commercial real estate:
Commercial mortgages	-	-	1,010	1,010	6,358	7,368
SBA loans	-	-	60	60	175	235
Construction	-	-	-	-	-	-
Religious organizations	369	-	179	548	6,142	6,690
Total Commercial real estate	369	-	1,249	1,618	12,675	14,293

Consumer real estate:
Home equity loans	-	148	240	388	151	539
Home equity lines of credit	-	-	-	-	13	13
1-4 family residential mortgages	-	-	-	-	531	531
Total consumer real estate	-	148	240	388	695	1,083

Total real estate	369	148	1,489	2,006	13,370	15,376

Consumer and other:
Student loans	6	5	-	11	553	564
Other	1	-	-	1	84	85
Total consumer and other	7	5	-	12	637	649

Total loans	$376	$153	$1,565	$2,094	$15,271	$17,365

An age analysis of past due loans, segregated by class of loans, as of December 31, 2018 is as follows:

		Accruing	Nonaccrual
	Loans	Loans 90 or	Loans 90 or
	30-89 Days	More Days	More Days	Total Past	Current
(In 000's)	Past Due	Past Due	Past Due	Due Loans	Loans	Total Loans
Commercial and industrial:
Commercial	$-	$-	$-	$-	$1,055	$1,055
SBA Loans	-	-	18	18	-	18
Asset-based	-	-	76	76	396	472
Total Commercial and industrial	-	-	94	94	1,451	1,545

Commercial real estate:
Commercial mortgages	-	45	902	947	8,585	9,532
SBA loans	-	-	69	69	179	248
Construction	-	-	-	-	-	-
Religious organizations	-	-	179	179	7,078	7,257
Total Commercial real estate	-	45	1,150	1,195	15,843	17,038

Consumer real estate:
Home equity loans	-	150	281	431	197	628
Home equity lines of credit	-	-	-	-	15	15
1-4 family residential mortgages	-	-	85	85	498	583
Total consumer real estate	-	150	366	516	710	1,226

Total real estate	-	195	1,516	1,711	16,553	18,264

Consumer and other:
Student loans	14	57	-	71	551	622
Other	1	-	-	1	111	112
Total consumer and other	15	57	-	72	662	734

Total loans	$15	$252	$1,661	$1,928	$18,615	$20,543

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

The tables below detail the Bank’s loans by class according to their credit quality indicators discussed above.

(In 000's)	Commercial Loans September 30, 2019
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial:
Commercial	$250	$578	$-	$-	$211	$-	$1,039
SBA loans	-	-	-	-	-	-	-
Asset-based	-	225	-	-	-	76	301
	250	803	-	-	211	76	1,340
Commercial real estate:
Commercial mortgages	-	4,864	1,705	-	613	186	7,368
SBA Loans	-	175	-	-	60	-	235
Construction	-	-	-	-	-	-	-
Religious organizations	8	4,469	2,034	-	179	-	6,690
	8	9,508	3,739	-	852	186	14,293

Total commercial loans	$258	$10,311	$3,739	$-	$1,063	$262	$15,633

	Residential Mortgage and Consumer Loans September 30, 2019
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$151	$388	$539
Home equity line of credit	13	-	13
1-4 family residential mortgages	291	-	531
	455	388	1,083

Consumer Other:
Student loans	559	5	564
Other	85	-	85
	644	5	649

Total consumer loans	$1,099	$393	$1,732

(In 000's)	Commercial Loans, December 31, 2018
	Good/ Excellent	Satisfactory	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial:
Commercial	$250	$592	$-	$-	$213	$-	$1,055
SBA loans	-	-	-	-	-	-	18
Asset-based	-	272	124	-	18	76	472
	250	864	124	-	231	76	1,545

Commercial real estate:
Commercial mortgages	-	5,814	2,759	52	703	204	9,532
SBA Loans	-	179	-	-	69	-	248
Construction	-	-	-	-	-	-	-
Religious organizations	24	5,041	2,013	-	180	-	7,258
	24	11,034	4,772	52	952	204	17,038

Total commercial loans	$274	$11,898	$4,896	$52	$1,183	$280	$18,583

	Residential Mortgage and Consumer Loans December 31, 2018
	Performing	Nonperforming	Total

Consumer Real Estate:
Home equity	$197	$431	$628
Home equity line of credit	15	-	15
1-4 family residential mortgages	498	85	583
	710	516	1,226

Consumer Other:
Student loans	565	57	622
Other	112	-	112
	677	57	734

Total consumer loans	$1,387	$573	$1,960

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

The Company makes partial charge-offs of impaired loans when the impairment is deemed permanent and is considered a loss.  Specific reserves are allocated to cover “other-than-permanent” impairment for which the underlying collateral value may fluctuate with market conditions.  There were no partial charge-offs for the nine months ended September 30, 2019.

Consumer real estate and other loans are not individually evaluated for impairment, but collectively evaluated, because they are pools of smaller balance homogeneous loans.

Impaired loans as of September 30, 2019 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$-	$-	$-	$-	$-
SBA loans	-	-	-	-	-
Asset-based	76	76	-	76	-
Total commercial and industrial	76	76	-	76	-

Commercial real estate:
Commercial mortgages	1,010	799	211	1,010	81
SBA Loans	60	60	-	60	-
Religious organizations	179	179	-	179	-
Total commercial real estate	1,249	1,038	211	1,249	81

Total loans	$1,325	$1,114	$211	$1,325	$81

Impaired loans as of December 31, 2018 are set forth in the following table.

(In 000's)	Unpaid Contractual	Recorded Investment	Recorded Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Commercial	$213	$-	$213	$213	$81
SBA	-	-	-	-	-
Asset based	76	-	76	76	14
Total Commercial and industrial	289	-	289	289	95

Commercial real estate:
Commercial mortgages	898	739	159	898	13
SBA Loans	71	71	-	71	-
Religious Organizations	179	-	179	179	31
Total Commercial real estate	1,148	810	338	1,148	44

Total loans	$1,437	$810	$627	$1,437	$139

The Bank recognizes interest income on impaired loans under the cash basis when the collateral on the loan is sufficient to cover the outstanding obligation to the Bank.   If these factors do not exist, the Bank will record interest payments on the cost recovery basis. The following tables present additional information about impaired loans.

(In 000's)	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$-	$-	$25	$-
SBA loans	-	-	-	-
Asset-based	76	-	76	-
Total commercial and industrial	76	-	101	-

Commercial real estate:
Commercial mortgages	1,104	5	936	1
SBA loans	62	-	73	-
Religious organizations	179	-	180	-
Total commercial real estate	1,345	5	1,189	-

Total loans	$1,421	$5	$1,290	$1

(In 000's)	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Average	Interest recognized	Average	Interest recognized
	Recorded	on impaired	Recorded	on impaired
	Investment	Loans	Investment	Loans

Commercial and industrial:
Commercial	$183	$-	$8	$2
SBA loans	-	-	-	-
Asset-based	76	-	76	-
Total commercial and industrial	259	-	84	2

Commercial real estate:
Commercial mortgages	847	-	946	1
SBA loans	65	-	76	-
Religious organizations	179	-	182	-
Total commercial real estate	1,091	-	1,204	-

Total loans	$1,350	$-	$1,288	$3

Troubled debt restructurings (“TDRs”).  TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, such as a below market interest rate, extending the maturity of a loan, or a combination of both. The Company made modifications to certain loans in its commercial loan portfolio that included the term out of lines of credit to begin the amortization of principal.  The terms of these loans do not include any financial concessions and are not consistent with the current market.  Management reviews all loan modifications to determine whether the modification qualifies as a troubled debt restructuring (i.e. whether the creditor has been granted a concession or is experiencing financial difficulties).  Based on this review and evaluation, none of the modified loans met the criteria of a troubled debt restructuring.  Therefore, the Company had no troubled debt restructurings at September 30, 2019 and December 31, 2018.

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

(in 000's)	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Beginning balance	$236	$402	$392	$626
Additions, transfers from loans	-	-	-	-
Sales	-	(10)	(156)	(229)
	236	392	236	397
Write-ups (downs)	-	-	-	(5)
Ending Balance	$236	$392	$236	$392

There were no loans in the process of foreclosure at September 30, 2019 and December 31, 2018.

The following schedule reflects the components of other real estate owned:

(in 000's)	September 30, 2019	December 31, 2018
Commercial real estate	$161	$168
Residential real estate	75	224
Total	$236	$392

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

The Company has elected to account for the variable non-lease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable non-lease components are reported in net occupancy expense on the Consolidated Statements of Operations when paid. These variable non-lease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets. The following table presents the lease cost associated with both operating and financing leases for the three-month period ending March 31, 2019 (in thousands). Total operating rent expense recorded during the three-month period ended September 30, 2019 and 2018 was $134,000 and $119,000, respectively. Total operating rent expense recorded during the nine-month period ended September 30, 2019 and 2018 was $385,000 and $354,000, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2019.

Operating
Weighted-average remaining term (years)	4.62
Weighted-average discount rate	3.50%

The following table presents the undiscounted cash flows due related to operating and financing leases as of September 30, 2019, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets.

Operating
Undiscounted cash flows due:
Within 1 year	$433
After 1 year but within 2 years	438
After 2 years but within 3 years	447
After 3 years but within 4 years	455
After 4 years but within 5 years	92
After 5 years	133
Total undiscounted cash flows	1,998
Discount on cash flows	(248)
Total lease liabilities	$1,750

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of September 30, 2019, the Company had one lease for its Mount Airy branch that had a term of twelve months or less that did not include a purchase option.  This lease is excluded from total lease liabilities.

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

Assets on the consolidated balance sheets measured at fair value on a recurring basis are summarized below.

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,346	$-	$2,346	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,085	-	2,085	-
Total	$4,431	-	$4,431	-
Loans held for sale	$8,426	$-	$8,426	$-
Loans held at fair value	$5,887	$-	$-	$5,887
Servicing asset	$254	$-	$-	$254

(in 000’s)	Fair Value Measurements at Reporting Date Using:
	Assets Measured at Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government agency securities	$2,277	$-	$2,277	$-
Government Sponsored Enterprises residential mortgage-backed securities	2,304	-	2,304	-
Total	$4,581	$-	$4,581	$-
Loans held for sale	$10,073	$-	$10,073	$-
Loans held at fair value	$5,420	$-	$-	$5.420
Servicing asset	$313	$-	$-	$313

The fair value of the Bank’s AFS securities portfolio was approximately $4,431,000 and $4,581,000 at September 30, 2019 and December 31, 2018, respectively. All the residential mortgage-backed securities were issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.  The valuation of AFS securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar instruments and all relevant information.  There were no transfers between Level 1 and Level 2 assets during the periods ended September 30, 2019 and 2018.

When estimating the fair value of Level 3 financial instruments, management uses various observable and unobservable inputs.  These inputs include estimated cashflows, prepayment speeds, average projected default rate and discount rates as follows:

(in 000’s)

Assets measured at fair value	September 30, 2019 Fair value	December 31, 2018 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2019 Range of inputs	December 31, 2018 Range of inputs
Loans held at fair value	$5,887	$5,420	Discounted cash flow	Constant prepayment rate	0% to 23.24%	0% to 16.5%
				Discount rate	7.95% to 10.37%	5.49% to 9.76%
				Weighted average life	1.69 yrs. to 4.42 yrs.	2.04 yrs. to 6.89 yrs.
				Projected default rate	2.22% to 11.59%	1.07% to 10.12%

 (in 000’s)

Assets measured at fair value	September 30, 2019 Fair value	December 31, 2018 Fair Value	Principal valuation techniques	Significant observable inputs	September 30, 2019 Range of inputs	December 31, 2018 Range of inputs
Servicing asset	$254	$313	Discounted cash flow	Constant prepayment rate	7.24% to 21.96%	4.94% to 15.92%
				Discount rate	8.71% to 26.59%	11.38% to 19.61%
				Weighted average life	1.52 yrs. to 4.42 yrs.	2.04 yrs. to 6.77 yrs.

Due to the inherent uncertainty of determining the fair value of assets that do not have a readily available market value, fair value as determined by management may fluctuate from period to period.

The following table summarizes additional information about assets measured at fair value on a recurring basis for which level 3 inputs were utilized to determine fair value:

(in 000’s)	Loans held at fair value	Servicing Asset
Balance at December 31, 2018	$5,420	$313
Origination of loans/transfers	1,822	17
Principal repayments/amortization	(742)	(24)
Change in fair value of financial instruments	(613)	(52)
Balance at September 30, 2019	$5,887	$254

Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the consolidated balance sheet by level within the hierarchy as of September 30, 2019 and December 31, 2018, for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2019 and year ended December 31, 2018.

Carrying Value at September 30, 2019:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$131	$-	$-	$131
Other real estate owned (“OREO”)	$236	$-	$-	$236

Carrying Value at December 31, 2018:

(in 000’s)	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans	$324	$-	$-	$324
Other real estate owned (“OREO”)	$392	$-	$-	$392

The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed. Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value. If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level 3 measurement. If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. At September 30, 2019 and December 31, 2018, the fair values shown above exclude estimated selling costs of $28,500 and $15,000, respectively.

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

The fair value of assets and liabilities not previously disclosed are depicted below:

		September 30, 2019		December 31, 2018
(in 000’s)	Level in	Carrying	Fair	Carrying	Fair
	Value Hierarchy	Amount	Value	Amount	Value
(Dollars in thousands)
Assets:
Cash and cash equivalents	Level 1	$12,488	$12,488	$8,438	$8,438
Loans, net of allowance for loan losses	(1)	17,146	17,196	20,265	21,979
Accrued interest receivable	Level 1	167	167	153	153
Liabilities:
Demand deposits	Level 1	30,959	30,959	29,816	29,816
Savings deposits	Level 1	10,556	10,556	10,589	10,589
Time deposits	(2)	4,877	4,814	7,867	7,757
Accrued interest payable	Level 1	6	6	17	17

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in thousands)
Noninterest income:
In-scope of Topic 606
Customer Service Fees	$104	$107	$290	$310
ATM Fee Income	24	25	73	76
Loan Syndication Fees	65	100	65	100
Other income	48	36	2,638	84
Noninterest income (in-scope of Topic 606)	241	268	3,066	570
Noninterest income (out-of-scope of Topic 606)	(6)	124	(652)	358
Total noninterest income	$235	$392	$2,414	$928

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

As of September 30, 2019 and December 31, 2018, the Bank’s tier one leverage capital ratio was 5.37% and 3.00%, respectively, and its total risk-based capital ratio was 11.96%and 6.34%, respectively. These ratios are below the levels required by the Consent Orders. Management is in the process of addressing all matters outlined in the Consent Orders. The net loss during the quarter resulted in a decrease in the capital ratios. Management has developed and submitted a Capital Plan that focuses on the following:

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

12.  Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in its consolidated financial statements, the Company reported a net loss of approximately $224,000 for the quarter ended September 30, 2019 and net loss of approximately $57,000 for the same quarter in 2018. Additionally, the Company reported net income of $1,136,000 for the nine months ended September 30, 2019 and a net loss of $407,000 for the nine months ended September 30, 2018.  Further, the Company has entered into Consent Orders with the FDIC and the Department which, among other provisions, require the Bank to increase its tier one leverage capital ratio to 8.50% and its total risk-based capital ratio to 12.50%.  As of September 30, 2019, the Bank’s tier one leverage capital ratio was 5.37% and its total risk-based capital ratio was 11.96%.  The Bank’s failure to comply with the terms of the Consent Orders could result in additional regulatory supervision and/or actions.  The ability of the Bank to continue as a going concern is dependent on many factors, including achieving required capital levels, earnings and fully complying with the Consent Orders.  The Consent Orders raise substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

The Company reported a net loss of approximately $224,000 ($0.27 per common share) for the quarter ended September 30, 2019 compared to a net loss of approximately $57,000 ($0.07 per common share) for the same quarter in 2018.  The Company reported net income of approximately $1,136,000 ($1.37 per common share) for the nine months ended September 30, 2019 compared to a net loss of approximately $407,000 ($0.49 per common share) for the same period in 2018.  Management remains committed to improving the Company’s operating performance by continuing to implement its profit enhancement strategies that are centered on small business lending products and services. The following actions are critical to ensure continued improvement in the Company’s financial performance:

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

Manage asset quality to minimize credit losses and reduce collection costs. There was continued deterioration in asset quality during the nine months ended September 30, 2019 that resulted in significant fair value write-downs related to defaulted SBA loans. Management will seek to improve asset quality by adhering to its underwriting standards as well as good customer relationship management practices. In addition, proactive monitoring of the loan portfolio is essential to the identification of emerging problem credits and is performed during Asset Quality Committee meetings. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary and may result in increased loan and collection expense.

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

Selected Financial Data

The following table sets forth selected financial data for each of the following periods:

(Thousands of dollars, except per share data)	Quarter ended September 30, 2019	Quarter ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Statement of operations information:
Net interest income	$533	$659	$1,711	$1,912
(Credit) provision for loan losses	(10)	20	(32)	45
Noninterest income	235	392	2,414	928
Noninterest expense	1,003	1,089	3,022	3,201
Net income (loss)	(224)	(57)	1,136	(407)
Net loss per share-basic and diluted	(0.27)	(0.07)	1.37	(0.49)

Balance Sheet information:	September 30, 2019	December 31, 2018
Total assets	$51,235	$50,195
Loans held for sale	8,427	10,073
Loans, net	17,146	20,265
Investment securities	4,432	4,581
Deposits	46,391	48,272
Shareholders' equity	2,958	1,760

Ratios*:	Quarter ended September 30, 2019	Quarter ended September 30, 2018
Return on assets	(0.18)%	(0.32)%
Return on equity	(36.55)%	(7.65)%

*annualized

Financial Condition

Sources and Uses of Funds

The financial condition of the Bank can be evaluated in terms of trends in its sources and uses of funds.  The comparison of average balances in the following table indicates how the Bank has managed these elements. Average funding uses decreased approximately $968,000 or 2.01% during the quarter ended September 30, 2019 compared to the quarter ended June 30, 2019. Average funding sources decreased approximately $654,000, or 1.42% during the same period.

Sources and Uses of Funds Trends

( dollars in 000’s)	September 30, 2019			June 30, 2019
	Average	Increase (Decrease)	Increase (Decrease)	Average
	Balance	Amount	%	Balance
Funding uses:
Loans*	$32,386	$(1,475)	(4.36)%	$33,861
Investment Securities	4,609	(99)	(2.10)%	4,708
Federal funds sold	5,513	(291)	(5.01)%	5,804
Balances with other banks	4,607	897	24.18%	3,710
Total uses	$47,115	$(968)	(2.01)%	$48,083
Funding sources:
Demand deposits
Noninterest-bearing	$16,159	$(435)	(2.62)%	$16,594
Interest-bearing	13,590	1,197	9.66%	12,393
Savings deposits	10,557	128	1.23%	10,429
Time deposits	5,024	(1,544)	(23.51)%	6,568
Total sources	$45,330	$(654)	(1.42)%	$45,984

*Total includes loans held for sale, loans held at fair value, and net loans.

Loans

Average loans decreased by approximately $1,475,000 or 4.36% during the quarter ended September 30, 2019. While there was origination activity, it was offset by loan paydowns and fair value write-downs.  The Bank’s commercial loan pipeline continues to grow as a result of its small business banking focus specifically targeting SBA loans. This strategy is designed to generate fee income from sales of the guaranteed portion as well as build loan volume.  There are a significant number of small businesses in the region that may fall below minimum business loan levels of the money center banks in the region which provides an opportunity for the Bank to continue to grow its SBA lending as a niche business. Management will continue to work in alliance with its third-party SBA loan origination group, commercial real estate brokers, accountants, lawyers, SBA brokers, and other centers of influence to build loan volume.

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

The Bank’s loan portfolio continues to be concentrated in commercial real estate loans that comprise approximately $14.3 million, or 83%, of total loans at September 30, 2019.  The Bank continues to have a strong niche in lending to religious organizations for which total loans at September 30, 2019 were approximately $7.0 million, or 47%, of the commercial real estate portfolio.   Management closely monitors this concentration to proactively identify and manage credit risk for any conditions that might negatively affect the level of tithes and offerings that provide cash flow for repayment.  The composition of the net loans is as follows:

	September 30,	December 31,
(In 000's)	2019	2018

Commercial and industrial:
Commercial	$1,039	$1,055
SBA Loans	-	18
Asset-based	301	472
Total commercial and industrial	1,340	1,545

Commercial real estate:

Commercial mortgages	7,368	9,532
SBA loans	235	248
Construction	-	-
Religious organizations	6,690	7,257
Total commercial real estate	14,293	17,038

Consumer real estate:
Home equity loans	539	628
Home equity lines of credit	13	15
1-4 family residential mortgages	531	583
Total consumer real estate	1,083	1,226

Total real estate	15,376	18,264

Consumer and other:
Student loans	564	622
Other	85	112
Total consumer and other	649	734
Allowance for loan losses	(219)	(278)
Loans, net	$17,146	$20,265

Allowance for Loan Losses

The allowance for loan losses reflects management’s continuing evaluation of the loan portfolio, the diversification and size of the portfolio, and adequacy of collateral. Provisions are made to the allowance for loan losses in accordance with a detailed periodic analysis.  This analysis includes specific reserves allocated to impaired loans based on underlying recovery values as well as a general reserve based on charge-off history and various qualitative factors including delinquency trends, loan terms, regulatory environment, economic conditions, concentrations of credit risk and other relevant data.  The Bank utilizes an eight-rolling quarter historical loss factor as management believes this best represents the current trends and market conditions.  The allowance for loan losses as a percentage of total loans was 1.26% at September 30, 2019 compared to 1.35% at December 31, 2018.

Loans deemed “impaired” are those for which borrowers are no longer able to pay in accordance with the terms of their loan agreements.  The Bank’s source of repayment is generally the net liquidation value of the underlying collateral.  Impaired loans totaled approximately $1,325,000 at September 30, 2019 compared to $1,437,000 at December 31, 2018.  There was an $80,000 valuation allowance associated with impaired loans at September 30, 2019 compared to $139,000 allowance at December 31, 2018.  Management continues to work to reduce the level of classified and impaired loans. Forbearance, foreclosure and/or other appropriate collection methods will be used as necessary.

At September 30, 2019 and December 31, 2018, loans to religious organizations represented approximately $179,000 of total impaired loans. Management continues to work closely with its attorneys and the leadership of these organizations in an attempt to develop suitable repayment plans to avoid foreclosure.  In general, loans to religious organizations are being monitored closely to proactively identify potential weaknesses in this area of high concentration.

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

The percentage of allowance to nonperforming loans was 12.75% and 14.53% at September 30, 2019 and December 31, 2018 respectively. The percentage of nonperforming loans to total loans increased from 9.31% at December 31, 2018 to 9.89% at September 30, 2019.  95.29% of nonperforming loans are secured by real estate which serves to mitigate the risk of loss.

The following table sets forth information concerning nonperforming loans and nonperforming assets.

(In 000's)	September 30, 2019	December 31, 2018
Commercial and industrial:
Commercial	$-	$-
SBA	-	18
Asset-based	76	76
Total commercial and industrial	76	94

Commercial real estate:
Commercial mortgages	1,010	902
SBA loans	60	69
Religious organizations	179	179
Total commercial real estate	1,249	1,150

Consumer real estate:
Home equity loans	240	281
1-4 family residential mortgages	-	85
Total consumer real estate	240	366

Total real estate	1,489	1,516

Consumer and other:
Student loans	-	-
Other	-	-
Total consumer and other	-	-

Total nonaccrual	1,565	1,610
Total past due 90 days and accruing	153	252
OREO	236	392
Total nonperforming assets	$1,954	$2,254

	September 30, 2019	December 31, 2018
Nonperforming loans to total loans	9.89%	9.06%
Nonperforming assets to total loans and OREO	11.10%	10.77%
Nonperforming assets to total assets	3.95%	4.49%
Allowance for loan losses as a percentage of:
Total loans	1.26%	1.35%
Total nonperforming loans	12.75%	14.93%

The following table sets forth information related to loans past due 90 days or more and still accruing interest.

(In 000's)	September 30, 2019	December 31, 2018
Commercial and industrial:
Asset-based	$-	$-
Total commercial and industrial	-	-

Commercial real estate:
Commercial mortgages	-	45
SBA loans	-	-
Total commercial real estate	-	45

Consumer real estate:
Home equity loans	148	150
Total consumer real estate	148	150

Consumer and other:
Student loans	5	57
Other	-	-
Total consumer and other	5	57
Total	$153	$252

Investment Securities and Other Short-term Investments

Average investment securities decreased by approximately $99,000 or 2.10% during the quarter ended September 30, 2019. The decrease was primarily related to payments received on mortgage-backed securities.

The average yield on the investment portfolio increased slightly to 2.32% for the nine months ended September 30, 2019 compared to 2.28% for the nine months ended September 30, 2018.  Amortizing GSE mortgage-backed securities comprises approximate 47% of the portfolio. The payments of principal and interest on these pools of GSE loans serve to provide monthly cash flow and are guaranteed by these entities that bear the risk of default.  The Bank’s risk is prepayment risk when defaults accelerate the repayment activity.  These loans have longer-term contractual maturities but are sometimes paid off/down before maturity or have repricing characteristics that occur before final maturity.  Management’s goal is to maintain a portfolio with a relatively short duration to allow for adequate cash flow to fund loan origination activity and to manage interest rate risk.

Deposits

During the quarter ended September 30, 2019, average deposits decreased approximately $654,000, or 1.42%. The decrease was concentrated in time deposit accounts that decreased on average by approximately $1,544,000, or 23.51%,  primarily related to the maturity and nonrenewal of a $2.5 million certificate of deposit with the City of Philadelphia.  This reduction is consistent with the Bank’s strategy to reduce its average assets to improve its capital ratios.

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

(in 000’s)	September 30, 2019	December 31, 2018
Commitments to extend credit	$3,220	$1,903
Letters of credit	176	45

The level of commitments increased during the quarter ended September 30, 2019 because of a higher level of approved but unfunded SBA loans.  Approximately $840,000 of the Bank’s outstanding commitments consist of unused lines of credit with Fortune 500 corporations for which the Bank leads and/or participates in syndications that are not expected to be drawn upon.

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

By policy, the Bank’s minimum level of liquidity is 10% of total assets.  At September 30, 2019, the Bank had total short-term liquidity, including cash and federal funds sold, of approximately $12.5 million, or 24.37% of total assets, compared to $8.4 million, or 16.81%, at December 31, 2018.

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

Interest rate sensitivity

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans which are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest sensitive than passbook savings accounts.  The shorter-term interest rate sensitivities are critical to measuring the interest sensitivity gap, or excess earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by regulatory authorities, liquidity determinations and capital considerations.  At September 30, 2019, a positive gap position is maintained on a cumulative basis through 1 year of 14.42% that is within the Bank’s policy guidelines of +/- 15% on a cumulative 1-year basis, down from the December 31, 2018 positive gap position of 5.73%. The Bank’s positive gap position is largely due to a high level of loans maturing and/or repricing in one to three months as well as a significant level of federal funds sold.  This position makes the Bank’s net interest income more favorable in a rising interest rate environment.  Management will continue review and monitor the structure and rates on investment purchases, new loan originations and renewals to manage the interest rate risk profile within acceptable limits.

While using the interest sensitivity gap analysis is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that are characteristic of various interest rate-sensitive assets and liabilities.  A simulation model is used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  This model produces an interest rate exposure report that forecasts changes in the market value of portfolio equity under alternative interest rate environments.  The market value of portfolio equity is defined as the present value of the Company’s existing assets, liabilities and off-balance-sheet instruments.  At September 30, 2019, the change in the market value of equity in a +200-basis point interest rate change is (24.77%),  within the policy limit of  (25.00%), and (40.72%) in a +400-basis point interest rate change, within the policy limit of (50.00%).

Capital Resources

Total shareholders’ equity increased approximately $1,199,000 or 68.13%, during the nine months ended September 30, 2019 which is attributable to net income of approximately $1136,000 for the nine months ended September 30, 2019 and unrealized gains  on available for sale securities of approximately $112,000 for the same period partially offset by the $49,000 cumulative effect of adoption of the new lease accounting standard.

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

The following table presents the capital ratios of the Company and the Bank as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
(In 000’s)	Actual		Minimum to be Well Capitalized		Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total (Tier II) capital to risk weighted assets:
Company	$2,904	11.96%	N/A		$1,817	6.48%	N/A
Bank	2,904	11.96%	$2,429	10.00%	1,777	6.34%	$2,803	10.00%
Tier I capital to risk weighted assets
Company	2,685	11.06%	N/A		1,539	5.49%	N/A
Bank	2,685	11.06%	1,942	8.00%	1,499	5.35%	2,242	8.00%
Common equity Tier I capital to risk weighted assets
Company	2,685	11.06%	N/A		1,539	5.49%	N/A
Bank	2,685	11.06%	1,579	6.50%	1,499	5.35%	1,822	6.50%
Tier I Leverage ratio (Tier I capital to total quarterly average assets)
Company	2,685	5.37%	N/A		1,539	3.08%	N/A
Bank	2,685	5.37%	2,431	5.00%	1,499	3.00%	2,502	5.00%

Results of Operations

Summary

The Company reported a net loss of approximately $224,000 ($0.27 per common share) for the quarter ended September 30, 2019 compared to a net loss of approximately $57,000 ($0.07 per common share) for the same quarter in 2018.  The Company reported net income of approximately $1,136,000 ($1.37 per common share) for the nine months ended September 30, 2019 compared to a net loss of approximately $407,000 ($0.49 per common share) for the same period in 2018.  A detailed explanation of each component of operations is included in the sections below.

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

Average Balances, Rates, and Interest Income and Expense Summary

	Three months ended September 30, 2019			Three months ended September 30, 2018
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$32,386	$452	5.58%	$40,168	$600	5.98%
Investment securities	4,609	26	2.26%	4,971	28	2.28%
Federal funds sold	5,513	30	2.18%	5,535	28	1.99%
Interest bearing balances with other banks	4,607	35	3.04%	2,845	22	3.09%
Total interest-earning assets	47,115	543	4.61%	53,519	678	5.07%
Interest-bearing liabilities
Demand deposits	13,590	6	0.18%	15,704	7	0.17%
Savings deposits	10,557	1	0.04%	11,164	1	0.05%
Time deposits	5,024	3	0.24%	8,581	11	0.50%
Total interest-bearing liabilities	$29,171	10	0.14%	$35,095	19	0.21%
Net interest income		$533			$659
Net yield on interest-earning assets			4.53%			4.93%

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(in 000’s)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Assets:
Interest-earning assets:
Loans*	$34,086	$1,490	5.83%	$40,283	$1,745	5.78%
Investment securities	4,706	82	2.32%	5,072	87	2.28
Federal funds sold	5,361	93	2.31%	9,047	116	1.71
Interest bearing balances with other banks	4,004	89	2.96%	1,165	23	2.60
Total interest-earning assets	48,157	1,754	4.86%	55,567	1,971	4.73
Interest-bearing liabilities
Demand deposits	13,072	17	0.13%	14,833	20	0.18
Savings deposits	10,518	4	0.05%	11,404	4	0.05
Time deposits	6,475	21	0.43%	9,122	35	0.51
Total interest-bearing liabilities	$30,065	42	0.19%	$35,359	59	0.22
Net interest income		$1,712			$1,912
Net yield on interest-earning assets			4.74%			4.59%

For purposes of computing the average balance, loans include all loans including loans held for sale and held at fair value.  Loan balances are not reduced for nonperforming loans.  Loan fee income is included in interest income on loans but is not considered material.

For the quarter ended September 30, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $126,000. For the nine months ended September 30, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $200,000.  The decrease was primarily related to a decrease in average loans of $7.9 million during the quarter ended September 30, 2019 compared to the same quarter in 2018.  There was an increase in the net yield for the nine months ended September 30, 2019 compared to the same period in 2018 because of an increase in the yield on all interest earning assets.

Rate-Volume Analysis of Changes in Net Interest Income

	Three months ended September 30, 2019 compared to 2018			Three months ended September 30, 2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(110)	$(38)	$(148)	$47	$(59)	$(12)
Investment securities	(2)	-	(2)	(2)	-	(2)
Federal funds sold	-	2	2	(15)	11	(4)
Interest bearing balances with other banks	13	-	13	-	22	22
Total Interest-earning assets	(99)	(36)	(135)	30	(26)	4
Interest paid on:
Demand deposits	(1)	-	(1)	-	-	-
Savings deposits	-	-	-	-	-	-
Time deposits	(5)	(3)	(8)	-	-	-
Total interest-bearing liabilities	(6)	(3)	(9)	-	-	-
Net interest income	$(93)	$(33)	$(126)	$30	$(26)	$4

	Nine months ended September 30, 2019 compared to 2018			Nine months ended September 30, 2018 compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Loans	$(270)	$15	$(255)	$125	$(109)	$16
Investment securities	(6)	1	(5)	(7)	2	(5)
Federal funds sold	(47)	24	(23)	1	46	47
Interest bearing balances with other banks	63	3	66	8	14	22
Total Interest-earning assets	(260)	43	(217)	127	(47)	80
Interest paid on:
Demand deposits	(2)	(1)	(3)	-	1	1
Savings deposits	-	-	-	-	-	-
Time deposits	(11)	(3)	(14)	-	6	6
Total interest-bearing liabilities	(13)	(4)	(17)	-	7	7
Net interest income	$(247)	$47	$(200)	$127	$(54)	$73

For the quarter ended September 30, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $93,000 due to changes in volume combined with a decrease of approximately $33,000 due to changes in rate. The decrease in volume is related to the decrease in loans during the period.  The decrease in rate is related to the increase in nonaccrual loans.  For the nine months ended September 30, 2019 compared to the same period in 2018, there was a decrease in net interest income of approximately $247,000 due to changes in volume partially offset by an increase of approximately $47,000 due to changes in rate, again, primarily related to the increase in nonaccrual loans coupled with payoffs/paydowns.

Provision for Loan Losses

There was a (credit) provision for loan losses of ($10,000) and $20,000 respectively, for the quarters ended September 30, 2019 and 2018, respectively.  There was a credit for loan losses of $32,000 for the nine months ended September 30, 2019 compared to a provision of $45,000 for the same period in 2018. The decrease in the provision is primarily related to a reduction in outstanding loan balances. In general, provision requirements are based on credit losses inherent in the loan portfolio and the review and analysis of the loan portfolio in accordance with the Bank’s Allowance for Loan Loss policies and procedures. (Refer to Allowance for Loan Losses above for discussion and analysis of credit quality.)

Noninterest Income

The amount of the Bank's noninterest income generally reflects the volume of the transactional and other accounts handled by the Bank and includes such fees and charges as low balance account fees, overdrafts, account analysis, ATM fees, SBA loan related income and other customer service fees.  Noninterest income decreased approximately $157,000, or 40.01% for the quarter ended September 30, 2019 compared to the same quarter in 2018 primarily the result of a reduction in the net change in fair value of financial instruments of $6,000 for the quarter ended September 30, 2019 compared to a net increase for the same quarter in 2018 of $83,000.    Noninterest income increased approximately $1,370,000, or 147.79%, for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the receipt of a $2.5 million economic stimulus grant from the City of Philadelphia, partially offset by a fair value decrease of approximately $832,000 fair value as a result of an increased level of defaulted SBA loans held at fair value.

There were no sales of loans during the quarter ended September 30, 2019 which compares to gains recognized on the sale of loans of approximately $41,000 for the same quarter in 2018.  The Bank’s origination of SBA loans has declined as the Bank focuses its attention on collections of defaulted loans.  For the nine months ended September 30, 2019, the gain on the sale of loans decreased approximately $184,000, or 69.26%, compared to the same period in 2018. There was a loss of approximately $716,000 for the nine months ended September 30, 2019 on SBA loans that were held-for-sale and held-at-fair value and accounted for at fair value under ASC 825, Financial Instruments compared to income of approximately $117,000 for the same period in 2018.  The losses in 2019 were the result of an increase in defaults on SBA loans for which management is developing collection plans to mitigate permanent declines in value.

Loan syndication fees decreased $35,000, or 35%, for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018.  The Comcast loan syndication engagement was delayed to the fourth quarter of 2019. This engagement began in the third quarter of 2018.

Servicing fees on loans increased approximately $11,000, or 39.62%, for the quarter ended September 30, 2019 compared to the same quarter in 2018.   Service fees on loans increased approximately $51,000, or 91.49% for the nine months ended September 30, 2019 compared to the same period in 2018.   In 2019, the Bank began servicing its SBA loans without the assistance of a lender service provider for which it paid half of the 2% servicing fee in prior years.

Noninterest Expense

Salaries and benefits expense decreased approximately $57,000, or 15.39% for the quarter ended September 30, 2019 compared to 2018 and decreased approximately $175,000, or 15.20%, for the nine months ended September 30, 2019 compared to 2018 primarily as a result of the Mount Airy branch closure in October 2018 and related employee attrition.

Occupancy and equipment expense increased approximately $2,000 or 0.93%, for the quarter ended September 30, 2019 compared to 2018  decreased approximately $38,000, or 5.09%, for the nine months ended September 30, 2019 compared to the same period in 2018 primarily because of the Mount Airy branch closure and related operating expense reduction.  While the branch was closed in 2018, the lease expired in December 2019; therefore, lease payments continued to be made throughout 2019.

Office operations and supplies expense decreased by approximately $11,000, or 17.91%, for the quarter ended September 30, 2019 compared to 2018 and decreased by approximately $50,000, or 24.98% primarily because of the Mount Airy branch closure as well as a reduction in the utilization of paper in favor of digital reports and storage.

Marketing and public relations expense was relatively unchanged  for the quarter ended September 30 2019 compared to 2018 but decreased approximately $12,000, or 55.10%, for the nine months ended September 30, 2019 compared to the same period in 2018 because the bank did not engage in a formal marketing program during 2019 but instead utilized referral relationships.

Professional services expense decreased approximately $15,000, or 23.51%, for the quarter ended September 30, 2019 compared to 2018.  Professional fees increased approximately $23,000 or 16.67% for the nine months ended September 30, 2019 compared to the same period in 2018 due to the engagement of a new external audit firm.

Federal deposit insurance assessments were unchanged for the quarter ended September 30, 2019 compared to 2018 at $24,000 and decreased approximately $17,000, or 22.80%, for the nine months ended September 30, 2019 when compared to 2018 which was the result of an assessment credit of approximately $16,000 received in 2019. Assessments are based on many factors including the Bank’s deposit size and composition and its current regulatory ratings.

Net other real estate expenses decreased approximately $7,000, or 52.48%, for the quarter ended September 30, 2019 compared to 2018 and decreased approximately $17,000, or 43.08%, for the nine months ended September 30, 2019 compared to 2018.  The decrease was primarily related a reduction in the number of properties owned.

Loan and collection expenses increased approximately $23,000, or 44.28%, for the quarter ended September 30, 2019 compared to 2018 and increased $138,000, or 118.70% for the nine months ended September 30, 2019 compared to 2018.  This increase is the result of a deterioration in asset quality late in 2018 that has resulted in increased legal, appraisal and other collection-related expenses.

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

